Form 10-Q
period 2013-03-31
3M CO
filed 2013-05-02
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock, $0.01 par value per share	690,194,620 shares

This document (excluding exhibits) contains 70 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 67.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2013

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2013	2012
Net sales	$7,634	$7,486
Operating expenses
Cost of sales	3,969	3,889
Selling, general and administrative expenses	1,589	1,552
Research, development and related expenses	430	411
Total operating expenses	5,988	5,852
Operating income	1,646	1,634

Interest expense and income
Interest expense	39	40
Interest income	(10)	(9)
Total interest expense — net	29	31

Income before income taxes	1,617	1,603
Provision for income taxes	470	462
Net income including noncontrolling interest	$1,147	$1,141

Less: Net income attributable to noncontrolling interest	18	16

Net income attributable to 3M	$1,129	$1,125

Weighted average 3M common shares outstanding — basic	691.1	696.8
Earnings per share attributable to 3M common shareholders — basic	$1.63	$1.61

Weighted average 3M common shares outstanding — diluted	702.1	706.1
Earnings per share attributable to 3M common shareholders — diluted	$1.61	$1.59

Cash dividends paid per 3M common share	$0.635	$0.59

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2013	2012
Net income including noncontrolling interest	$1,147	$1,141
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(398)	134
Defined benefit pension and postretirement plans adjustment	85	97
Debt and equity securities, unrealized gain (loss)	—	3
Cash flow hedging instruments, unrealized gain (loss)	24	(15)
Total other comprehensive income (loss), net of tax	(289)	219
Comprehensive income (loss) including noncontrolling interest	858	1,360
Comprehensive (income) loss attributable to noncontrolling interest	20	5
Comprehensive income (loss) attributable to 3M	$878	$1,365

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,928	$2,883
Marketable securities — current	1,448	1,648
Accounts receivable — net	4,418	4,061
Inventories
Finished goods	1,775	1,754
Work in process	1,179	1,186
Raw materials and supplies	865	897
Total inventories	3,819	3,837
Other current assets	1,242	1,201
Total current assets	13,855	13,630

Marketable securities — non-current	1,452	1,162
Investments	161	163
Property, plant and equipment	22,468	22,525
Less: Accumulated depreciation	(14,150)	(14,147)
Property, plant and equipment — net	8,318	8,378
Goodwill	7,247	7,385
Intangible assets — net	1,840	1,925
Prepaid pension benefits	19	16
Other assets	1,137	1,217
Total assets	$34,029	$33,876

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,072	$1,085
Accounts payable	1,820	1,762
Accrued payroll	466	701
Accrued income taxes	392	371
Other current liabilities	2,187	2,281
Total current liabilities	5,937	6,200

Long-term debt	4,864	4,916
Pension and postretirement benefits	3,014	3,086
Other liabilities	1,686	1,634
Total liabilities	$15,501	$15,836

Commitments and contingencies (Note 10)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,179	4,044
Retained earnings	31,073	30,679
Treasury stock, at cost: 253,838,436 shares at March 31, 2013; 256,941,406 shares at December 31, 2012	(12,178)	(12,407)
Accumulated other comprehensive income (loss)	(5,001)	(4,750)
Total 3M Company shareholders’ equity	18,082	17,575
Noncontrolling interest	446	465
Total equity	$18,528	$18,040
Total liabilities and equity	$34,029	$33,876

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2013	2012
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,147	$1,141
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	336	313
Company pension and postretirement contributions	(68)	(337)
Company pension and postretirement expense	138	180
Stock-based compensation expense	103	103
Deferred income taxes	61	44
Excess tax benefits from stock-based compensation	(34)	(28)
Changes in assets and liabilities
Accounts receivable	(447)	(431)
Inventories	(28)	(96)
Accounts payable	97	118
Accrued income taxes (current and long-term)	99	221
Product and other insurance receivables and claims	(8)	(74)
Other — net	(402)	(326)
Net cash provided by operating activities	994	828

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(324)	(261)
Proceeds from sale of PP&E and other assets	10	4
Purchases of marketable securities and investments	(1,767)	(900)
Proceeds from sale of marketable securities and investments	786	539
Proceeds from maturities of marketable securities	885	574
Other investing	5	1
Net cash used in investing activities	(405)	(43)

Cash Flows from Financing Activities
Change in short-term debt — net	(13)	(18)
Repayment of debt (maturities greater than 90 days)	(5)	(15)
Proceeds from debt (maturities greater than 90 days)	9	6
Purchases of treasury stock	(805)	(524)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	738	213
Dividends paid to shareholders	(440)	(410)
Excess tax benefits from stock-based compensation	34	28
Other — net	(4)	(2)
Net cash used in financing activities	(486)	(722)

Effect of exchange rate changes on cash and cash equivalents	(58)	50

Net increase (decrease) in cash and cash equivalents	45	113
Cash and cash equivalents at beginning of year	2,883	2,219
Cash and cash equivalents at end of period	$2,928	$2,332

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2012 Annual Report on Form 10-K. However, as described in Note 12, effective in the first quarter of 2013, the Company completed a realignment of its business segments to better serve global markets and customers. In addition, during the first quarter of 2013, 3M realigned its geographic area reporting to include Puerto Rico in the United States rather than in the Latin America/Canada region. The Company has begun to report comparative results under the new business segment and geographic area structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2013, the Company plans to revise its business segment and geographic area disclosures in its 2012 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these realignments.

Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at month-end exchange rates of the period reported. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2012. 3M has determined that the cumulative inflation rate of Venezuela has exceeded, and continues to exceed, 100 percent since November 2009. Accordingly, since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

Regulations in Venezuela require the purchase and sale of foreign currency to be made at official rates of exchange that are fixed from time to time by the Venezuelan government. Certain laws in the country had, however, provided an exemption for the purchase and sale of certain securities that resulted in an indirect “parallel” market through which companies obtained foreign currency without having to purchase it from Venezuela’s Commission for the Administration of Foreign Exchange (CADIVI). However, in 2010, the Venezuelan government took control of the previously freely-traded parallel market and created a government-controlled rate under the Transaction System for Foreign Currency Denominated Securities (SITME). In February 2013, the Venezuelan government announced a devaluation of its currency, the elimination of the SITME market, and the creation of the Superior Body for the Optimization of the Exchange System to oversee its foreign currency exchange policies. As a result, the new official exchange rate changed to a rate less favorable than the previous SITME rate. Since January 1, 2010, as discussed above, the financial statements of 3M’s Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent. This remeasurement utilized the parallel rate through May 2010, the SITME rate through January 2013, and the new official rate discussed above thereafter.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Other factors notwithstanding, the elimination of the SITME rate and use of the new official exchange rate beginning in February 2013 did not have a material impact on 3M’s consolidated results of operations or financial condition.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (4.1 million average options for the three months ended March 31, 2013 and 19.2 million average options for the three months ended March 31, 2012). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2013	2012
Numerator:
Net income attributable to 3M	$1,129	$1,125

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	691.1	696.8

Dilution associated with the Company’s stock-based compensation plans	11.0	9.3

Denominator for weighted average 3M common shares outstanding — diluted	702.1	706.1

Earnings per share attributable to 3M common shareholders — basic	$1.63	$1.61
Earnings per share attributable to 3M common shareholders — diluted	$1.61	$1.59

New Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, and in January 2013 issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. These standards created new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements are required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. For 3M, these ASUs were effective January 1, 2013 with retrospective application required. The additional disclosures required by these ASUs are included in Note 8. Since these standards impact disclosure requirements only, their adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For 3M, this ASU was effective beginning January 1, 2013. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs is not included. The disclosures required with respect to income statement line item impacts are to be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For 3M, this ASU was effective beginning January 1, 2013. The additional disclosures required by this ASU are included in Note 4. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For 3M, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact 3M’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

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

There were no business combinations that closed during the three months ended March 31, 2013. Adjustments in the first quarter of 2013 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2012 acquisition of Ceradyne, Inc. The allocations of purchase price related to the acquisitions of the business purchased from Federal Signal Corp. in September 2012 and Ceradyne, Inc. in November 2012 are considered preliminary, largely with respect to certain acquired property, plant and equipment; intangible assets; and tax-related assets and liabilities. Refer to Note 2 in 3M’s 2012 Annual Report on Form 10-K for more information on 3M’s 2012 acquisitions.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first three months of 2013. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which decreased goodwill by $6 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2012 and March 31, 2013, follow:

Goodwill

	December 31, 2012	Acquisition	Translation	March 31, 2013
(Millions)	Balance	activity	and other	Balance
Industrial	$2,174	$(6)	$(47)	$2,121
Safety and Graphics	1,751	—	(29)	1,722
Electronics and Energy	1,622	—	(22)	1,600
Health Care	1,598	—	(26)	1,572
Consumer	240	—	(8)	232
Total Company	$7,385	$(6)	$(132)	$7,247

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 12, effective in the first quarter of 2013, 3M completed a realignment of its business segments. Concurrent with this business segment realignment, certain products were also moved between business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2013, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

3M did not complete any business combinations during the three months ended March 31, 2013. As a result, balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2013, and December 31, 2012, follow:

	March 31,	December 31,
(Millions)	2013	2012
Patents	$591	$596
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,423	2,456
Total gross carrying amount	$3,014	$3,052

Accumulated amortization — patents	(425)	(421)
Accumulated amortization — other	(874)	(833)
Total accumulated amortization	$(1,299)	$(1,254)

Total finite-lived intangible assets — net	$1,715	$1,798

Non-amortizable intangible assets (tradenames)	125	127
Total intangible assets — net	$1,840	$1,925

Amortization expense for acquired intangible assets for the three months ended March 31, 2013 and 2012 follows:

	Three months ended
	March 31,
(Millions)	2013	2012
Amortization expense	$60	$58

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2013:

	Remainder
	of						After
(Millions)	2013	2014	2015	2016	2017	2018	2018
Amortization expense	$178	$211	$197	$184	$168	$152	$625

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	1,147		1,129			18
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(398)				(360)	(38)
Defined benefit pension and post-retirement plans adjustment	85				85	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	24				24	—
Total other comprehensive income (loss), net of tax	(289)
Dividends paid	(440)		(440)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	128	128
Reacquired stock	(807)			(807)
Issuances pursuant to stock option and benefit plans	741		(295)	1,036
Balance at March 31, 2013	$18,528	$4,188	$31,073	$(12,178)	$(5,001)	$446

Three months ended March 31, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	1,141		1,125			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	134				155	(21)
Defined benefit pension and post-retirement plans adjustment	97				97	—
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain (loss)	(15)				(15)	—
Total other comprehensive income (loss), net of tax	219
Dividends paid	(410)		(410)
Stock-based compensation, net of tax impacts	127	127
Reacquired stock	(534)			(534)
Issuances pursuant to stock option and benefit plans	214		(205)	419
Balance at March 31, 2012	$16,619	$3,903	$28,858	$(11,794)	$(4,785)	$437

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(324)	—	—	(70)	(394)
Amounts reclassified out	—	143	—	108	251
Total other comprehensive income (loss), before tax	(324)	143	—	38	(143)
Tax effect	(36)	(58)	—	(14)	(108)
Total other comprehensive income (loss), net of tax	(360)	85	—	24	(251)
Balance at March 31, 2013, net of tax	$(130)	$(4,870)	$(2)	$1	$(5,001)

Three months ended March 31, 2012

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, net of tax	$114	$(5,155)	$(6)	$22	$(5,025)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	155	—	4	(28)	131
Amounts reclassified out	—	153	1	4	158
Total other comprehensive income (loss), before tax	155	153	5	(24)	289
Tax effect	—	(56)	(2)	9	(49)
Total other comprehensive income (loss), net of tax	155	97	3	(15)	240
Balance at March 31, 2012, net of tax	$269	$(5,058)	$(3)	$7	$(4,785)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three months ended March 31, 2013	Three months ended March 31, 2012	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	See Note 7
Prior service benefit	20	20	See Note 7
Net actuarial loss	(164)	(174)	See Note 7
Total before tax	(143)	(153)
Tax effect	58	56	Provision for income taxes
Net of tax	$(85)	$(97)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$(1)	Selling, general and administrative expenses
Total before tax	—	(1)
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$(1)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(6)	$—	Cost of sales
Foreign currency forward contracts	(101)	—	Interest expense
Commodity price swap contracts	(1)	(4)	Cost of sales
Total before tax	(108)	(4)
Tax effect	39	1	Provision for income taxes
Net of tax	$(69)	$(3)
Total reclassifications for the period, net of tax	$(154)	$(101)

Sale of Subsidiary Shares

In March 2013, 3M sold shares in 3M India Limited, a subsidiary of the Company, in return for $8 million. The noncontrolling interest shares of this subsidiary trade on a public exchange in India. This sale of shares complied with an amendment to Indian securities regulations that required 3M India Limited, as a listed company, to achieve a minimum public shareholding of at least 25 percent. As a result of this transaction, 3M’s ownership in 3M India Limited was reduced from 76 percent to 75 percent. The $8 million received in the first quarter of 2013 was classified as other financing activity in the consolidated statement of cash flows. Because the Company retained its controlling interest, the sale resulted in an increase in 3M Company shareholders’ equity of $7 million and an increase in noncontrolling interest of $1 million.

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. During the first quarter of 2012, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2010 year. The Company protested certain IRS positions for 2010 and entered into the administrative appeals process with the IRS during the second quarter of 2012. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011, 2012, and 2013. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the third quarter of 2013, for 2012 by the end of the first quarter of 2014, and for 2013 by the end of the first quarter of 2015. As of March 31, 2013, the IRS has not proposed any significant adjustments to any of the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2013 and December 31, 2012, respectively, are $198 million and $185 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $4 million of expense and $3 million of benefit for the three months ended March 31, 2013 and March 31, 2012, respectively. At March 31, 2013 and December 31, 2012, accrued interest and penalties in the consolidated balance sheet on a gross basis were $46 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2013 was 29.1 percent, compared to 28.8 percent in the first quarter of 2012, an increase of 0.3 percentage points. This included an increase in the effective tax rate of 3.6 percentage points year-on-year, which largely related to adjustments to 3M’s income tax reserves in the first quarter of 2012. This increase was partially offset by factors which decreased the Company’s effective tax rate by 3.3 percentage points year-on-year, which included the combination of the reinstatement of the U.S. research and development credit in 2013, and international taxes. The international tax benefit was largely due to the estimated current year geographic mix of income before taxes.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2013 and December 31, 2012, the Company had valuation allowances of $28 million and $29 million on its deferred tax assets, respectively.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2013	2012

U.S. government agency securities	$336	$162
Foreign government agency securities	21	16
Corporate debt securities	301	471
Commercial paper	95	116
Certificates of deposit/time deposits	42	41
U.S. treasury securities	54	54
U.S. municipal securities	15	13
Asset-backed securities:
Automobile loan related	479	567
Credit card related	61	123
Equipment lease related	43	54
Other	1	31
Asset-backed securities total	584	775

Current marketable securities	$1,448	$1,648

U.S. government agency securities	$196	$125
Foreign government agency securities	71	51
Corporate debt securities	475	494
Certificates of deposit/time deposits	20	—
U.S. treasury securities	2	18
U.S. municipal securities	13	14
Auction rate securities	7	7
Asset-backed securities:
Automobile loan related	506	375
Credit card related	82	34
Equipment lease related	54	36
Other	26	8
Asset-backed securities total	668	453

Non-current marketable securities	$1,452	$1,162

Total marketable securities	$2,900	$2,810

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2013, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $2 million (pre-tax). At December 31, 2012, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2013 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2013

Due in one year or less	$704
Due after one year through three years	1,526
Due after three years through five years	651
Due after five years	19

Total marketable securities	$2,900

3M has a diversified marketable securities portfolio of $2.900 billion as of March 31, 2013. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.252 billion) primarily include interests in automobile loans and credit cards. At March 31, 2013, one asset-backed security with a fair market value of approximately $4 million was rated Aa2 by Moody’s and AA by Fitch. All remaining asset-backed securities were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s and/or AAA or F1+ by Fitch.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $7 million at both March 31, 2013 and December 31, 2012. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $6 million (pre-tax) at both March 31, 2013 and December 31, 2012. As of March 31, 2013, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 9 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2013 and 2012 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Net periodic benefit cost (benefit)
Service cost	$64	$63	$36	$31	$20	$19
Interest cost	150	147	61	61	22	22
Expected return on plan assets	(261)	(248)	(75)	(73)	(22)	(21)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	1	2	(4)	(4)	(17)	(18)
Amortization of net actuarial (gain) loss	100	117	40	30	24	27
Net periodic benefit cost (benefit)	$54	$81	$57	$44	$27	$29
Settlements, curtailments, special termination benefits and other	—	26	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$54	$107	$57	$44	$27	$29

For the three months ended March 31, 2013, contributions totaling $67 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2013, the Company expects to contribute approximately $400 million to $600 million of cash to its U.S. and international pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the recovery of a portion of the decrease in original asset value. As of the 2012 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 9. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9 to the Consolidated Financial Statements in 3M’s 2012 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three months ended March 31, 2013 and 2012. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2013, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2013 was approximately $5.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three months ended March 31, 2013 and 2012. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2013 was $14 million.

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

As of March 31, 2013, the Company had a balance of $1 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This net gain includes a $3 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended March 31, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$31	Cost of sales	$(6)	Cost of sales	$—
Foreign currency forward contracts	(103)	Interest expense	(101)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Total	$(70)		$(108)		$—

Three months ended March 31, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(24)	Cost of sales	$—	Cost of sales	$—
Foreign currency forward contracts	1	Interest expense	—	Interest expense	—
Commodity price swap contracts	(5)	Cost of sales	(4)	Cost of sales	—
Total	$(28)		$(4)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2013 was $342 million.

At March 31, 2013, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, is amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gain on hedged items recognized in income in the tables below.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2013

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

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2013, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended March 31, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(41)	N/A	$—
Total	$(41)		$—

Three months ended March 31, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(40)	N/A	$—
Total	$(40)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.1 billion as of March 31, 2013. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$10
Foreign currency forward contracts	Interest expense	21
Total		$31

	Three months ended March 31, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(15)
Foreign currency forward contracts	Interest expense	27
Commodity price swap contracts	Cost of sales	1
Total		$13

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 9.

March 31, 2013

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$58	Other current liabilities	$61
Commodity price swap contracts	Other current assets	2	Other current liabilities	—
Interest rate swap contracts	Other assets	18	Other liabilities	—
Total derivatives designated as hedging instruments		$78		$61

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$15	Other current liabilities	$25
Total derivatives not designated as hedging instruments		$15		$25

Total derivative instruments		$93		$86

December 31, 2012

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$39	Other current liabilities	$85
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	23	Other liabilities	—
Total derivatives designated as hedging instruments		$62		$86

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$10	Other current liabilities	$20
Total derivatives not designated as hedging instruments		$10		$20

Total derivative instruments		$72		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2013, 3M has International Swaps and Derivatives Association (ISDA) agreements with eight applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with six of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the 3M entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. As of the applicable dates presented below, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

March 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$91	$26	$—	$65
Derivatives not subject to master netting agreements	2			2
Total	$93			$67

March 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$80	$26	$—	$54
Derivatives not subject to master netting agreements	6			6
Total	$86			$60

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$67	$25	$—	$42
Derivatives not subject to master netting agreements	5			5
Total	$72			$47

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$106	$25	$—	$81
Derivatives not subject to master netting agreements	—			—
Total	$106			$81

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $6 million for the three months ended March 31, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $13 million for three months ended March 31, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2013 and 2012.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

(Millions)	Fair Value at	Fair Value Measurements Using Inputs Considered as
Description	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$532	$—	$532	$—
Foreign government agency securities	92	—	92	—
Corporate debt securities	776	—	776	—
Certificates of deposit/time deposits	62	—	62	—
Commercial paper	95	—	95	—
Asset-backed securities:
Automobile loan related	985	—	985	—
Credit card related	143	—	143	—
Equipment lease related	97	—	97	—
Other	27	—	27	—
U.S. treasury securities	56	56	—	—
U.S. municipal securities	28	—	28	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	73	73	—	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	18	—	18	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	86	86	—	—

(Millions)	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$287	$—	$287	$—
Foreign government agency securities	67	—	67	—
Corporate debt securities	965	—	965	—
Certificates of deposit/time deposits	41	—	41	—
Commercial paper	116	—	116	—
Asset-backed securities:
Automobile loan related	942	—	942	—
Credit card related	157	—	157	—
Equipment lease related	90	—	90	—
Other	39	—	39	—
U.S. treasury securities	72	72	—	—
U.S. municipal securities	27	—	27	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	49	49	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	105	104	1	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended March 31,
Marketable securities – auction rate securities only	2013	2012
Beginning balance	$7	$4
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	1
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	7	5

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended March 31	—	—
Securities still held at March 31	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s 2012 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2013 and 2012.

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

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$4,864	$5,282	$4,916	$5,363

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. 3M’s fixed-rate bonds were trading at a premium at March 31, 2013 and December 31, 2012 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 10.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken accruals and the related insurance receivables:

Liability and Receivable Balances

(Millions)	March 31, 2013	December 31, 2012

Respirator mask/asbestos liabilities	$160	$154
Respirator mask/asbestos insurance receivables	80	87

Environmental remediation liabilities	$31	$29
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$55	$57
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2013, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,095 individual claimants compared to approximately 2,060 individual claimants, with actions pending at December 31, 2012.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. The plaintiffs appealed, but in February 2012 the California Court of Appeals granted the plaintiff’s voluntary dismissal of the appeal.

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

As a result of the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first quarter of 2013 for respirator mask/asbestos liabilities by $13 million. In the first quarter of 2013, the Company made payments for fees and settlements of $7 million related to the respirator mask/asbestos litigation. As of March 31, 2013, the Company had accruals for respirator mask/asbestos liabilities of $132 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2013, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $80 million. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage, and records an amount it has concluded is likely to be recovered.

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

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, pending in the District Court in Ramsey County, Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. This action is similar in nature to an action filed in 1994 with respect to breast implant coverage, which ultimately resulted in the Minnesota Supreme Court’s ruling of 2003 that was largely in the Company’s favor. The plaintiff insurers have served an amended complaint that names some additional insurers and deletes others. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with 3M regarding the matters at issue in the lawsuit. Trial is scheduled to begin in the summer of 2013. During the first quarter of 2013, the Company received payments of $8 million from settlements with insurers.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2013, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2013, the Company, through its Aearo subsidiary, has recorded $28 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold,  Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. Fact discovery in the first phase of the case is scheduled to conclude in May 2013.

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

The Agency for Toxic Substances and Disease Registry (ATSDR) has completed a bio-monitoring study evaluating PFC blood levels in volunteers living near fields where wastewater treatment sludge was applied from the municipal wastewater treatment plant in Decatur, Alabama that received wastewater from numerous sources, including sanitary wastewater from 3M. ATSDR released the results of its exposure investigation in April 2013. The exposure study found that drinking well or public water with detectable levels of PFC’s may contribute to an increase of PFC levels in blood, but did not find a link between living near a biosolids-treated field and the PFC levels in blood.

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the 3M Decatur facility as well as at three local landfills used by the facility. The Company shared results from this final phase of sampling work with the EPA in September 2012 and will submit updated analysis of the sampling work in 2013.

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

In May 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and stayed the case for up to 180 days to give the State time to secure new counsel. In October 2012, the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In April 2013, the Court of Appeals heard arguments on the appeal.

The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of a 17-mile stretch of the Passaic River in New Jersey. In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution towards the cost and damages asserted or incurred for investigation and remediation of discharges to the Passaic River. The third-party complaint seeks to spread those costs among the third-party defendants, including 3M. Allegations asserted against 3M relate to its use of two commercial drum conditioning facilities in New Jersey. In March 2013, 3M and other third party defendants entered into a settlement agreement with the state of New Jersey for an amount that is not material to 3M. The settlement is subject to public notice and Court approval. The proposed settlement resolves claims or potential claims by the State of New Jersey regarding discharges or alleged discharges into the Passaic River by the settling parties, and precludes certain cost recovery actions by the third-party plaintiffs. The proposed settlement with the State of New Jersey does not include release from potential federal claims, yet to be asserted. Total costs for the remedy currently proposed by EPA could easily exceed $1 billion. While the Company does not yet have a basis for estimating its potential exposure in the yet to be asserted EPA claim, the Company currently believes its allocable share of the possible loss, if any, is likely to be a fraction of one percent of the total costs because of the Company’s limited potential involvement at this site.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2013, the Company had recorded liabilities of $31 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2013, the Company had recorded liabilities of $55 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of March 31, 2013, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M completed its acquisition of Cogent, Inc. in December 2010. Several purported holders of Cogent shares, representing a total of approximately 5.8 million shares, have asserted appraisal rights under Delaware law. Trial in Delaware occurred in November 2012 and the parties are awaiting the court’s decision.

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing is scheduled for July 2013.

Separately, one Ceradyne shareholder, who purports to hold 16,656 shares, filed a petition for appraisal rights under Delaware law. The parties reached a settlement of this matter for an amount that is not material to the Company.

The previously disclosed patent infringement litigation against Avery Dennison Corporation in the United States District Court for the District of Minnesota relating to retroreflective sheeting products used on traffic signs, pavement markings and other traffic control products has been resolved with the court entering a consent judgment in favor of 3M. Avery’s separate claims of patent infringement and antitrust violations against 3M have been dismissed by the court with prejudice.

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the United States District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages is in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. This process is ongoing. The special master’s recommendations will be forwarded to the court for review and entry of a final judgment. 3M intends to appeal if the court enters judgment against 3M.

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. In October 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda seeks to recover compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. In September 2012, 3M filed a motion for summary judgment on the grounds that Meda cannot establish a breach of any duty owed by 3M. A non-jury trial occurred in the United States District Court for the Southern District of New York in January 2013. The court is expected to issue its decision in 2013.

Shurtape Technologies, LLC sued 3M in the United States District Court for the Western District of North Carolina, alleging that 3M’s ScotchBlue™ Painter’s Masking Tape with Edge-Lock™ Paint Line Protector, which was introduced in late 2009, infringes Shurtape’s U.S. patent describing masking tape having an absorbent coating applied to the edge of the tape and several of Shurtape’s trademarks. 3M is challenging both Shurtape’s allegations of infringement and the validity of the patent. Trial is anticipated in late 2013 or early 2014. 3M has also requested reexamination of the Shurtape patent, and in November 2012, the US PTO issued an office action adopting many of 3M’s invalidity arguments and rejecting all claims in the Shurtape patent. The reexamination is ongoing.

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

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF alleges were caused by so-called defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert is expected to submit his preliminary report to the commercial court by June 30, 2013. Thereafter, the commercial court may take from six months to one year to render its decision.

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

NOTE 11. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in the 2012 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 38,205,266 as of March 31, 2013.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 32 percent of the 2013 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 MSOP, but for which the reload feature was eliminated in 2005 (on a prospective basis only). Participants who had options granted prior to this effective date may still qualify to receive new progressive (reload) stock options.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2013 and 2012.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2013	2012
Cost of sales	$12	$12
Selling, general and administrative expenses	77	78
Research, development and related expenses	14	13

Stock-based compensation expenses	$103	$103

Income tax benefits	$(32)	$(32)

Stock-based compensation expenses, net of tax	$71	$71

The following table summarizes stock option activity during the three months ended March 31, 2013:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	56,565,030	$80.33
Granted:
Annual	6,220,810	101.55
Progressive (Reload)	91,690	102.45
Exercised	(9,059,296)	77.46
Canceled	(40,064)	87.37
March 31	53,778,170	$83.29	64	$1,238
Options exercisable
March 31	41,708,894	$79.83	51	$1,105

As of March 31, 2013, there was $94 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $215 million and $67 million during the three months ended March 31, 2013 and 2012, respectively. Cash received from options exercised was $702 million and $179 million for the three months ended March 31, 2013 and 2012, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $80 million and $25 million for the three months ended March 31, 2013 and 2012, respectively.

For the primary 2013 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2013
Exercise price	$101.49
Risk-free interest rate	1.2%
Dividend yield	2.7%
Expected volatility	20.0%
Expected life (months)	75
Black-Scholes fair value	$13.46

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2013 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2013:

Restricted Stock and Restricted Stock Units

		Weighted Average
Restricted Stock and Restricted Stock Units	Number of Awards	Grant Date Fair Value
Nonvested balance —
As of January 1	3,261,562	$85.17
Granted:
Annual	946,774	101.57
Other	4,553	103.95
Vested	(1,020,901)	79.74
Forfeited	(10,315)	89.85
As of March 31	3,181,673	$91.81

As of March 31, 2013, there was $128 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 28 months. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2013 and 2012 was $105 million and $102 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $39 million and $58 million for the three months ended March 31, 2013 and 2012, respectively.

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

The following table summarizes performance share activity during the three months ended March 31, 2013:

		Weighted Average
Performance Shares	Number of Awards	Grant Date Fair Value
Undistributed balance —
As of January 1	1,089,084	$79.27
Granted	335,031	95.79
Distributed	(506,725)	75.16
Performance change	(50,908)	85.54
Forfeited	(11,276)	91.27
As of March 31	855,206	$87.65

As of March 31, 2013, there was $33 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair value of performance shares that were distributed during the three months ended March 31, 2013 was $52 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $16 million. There were no performance shares distributed or related tax benefits realized during the three months ended March 31, 2012.

NOTE 12. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. Effective in the first quarter of 2013 (as discussed below), 3M now manages its operations in five operating business segments: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

Effective in the first quarter of 2013, 3M completed a realignment of its business groups (segments) to better serve global markets and customers. This realignment included:

•                  The alignment of divisions into five business groups (segments) as further described below.

•                  The combination of certain existing divisions into new divisions.  These included Traffic Safety and Security Division (reflecting the combination of the former Traffic Safety Systems Division and Security Systems Division) and the Optical Systems Division (reflecting the combination of the former Optical Systems Division and Mobile Interactive Solutions Division).

•                  The movement of certain product lines between various divisions.

In addition to the above, there were also adjustments for dual credit reporting to reflect the realigned structure. The new structure is comprised of five business segments: Industrial, Safety and Graphics, Electronics and Energy, Health Care, and Consumer.

Industrial: This business segment, previously referred to as Industrial and Transportation, is largely unchanged, except for the transfer of the Renewable Energy Division to the Electronics and Energy business segment.

Safety and Graphics: This business segment includes Architectural Markets, Building and Commercial Services, Commercial Graphics, Industrial Mineral Products, Personal Safety, and Traffic Safety and Security. This new business segment also reflects movement of certain product lines between various divisions.

Electronics and Energy: This business segment includes Communication Markets, Electrical Markets, Electronics Markets Materials, Electronic Solutions, Infrastructure Protection, Optical Systems, Renewable Energy, and 3M Touch Systems. This new business segment also reflects the movement of certain product lines between various divisions.

Health Care: This business segment is largely unchanged, except for the movement of certain product lines between various divisions.

Consumer: This business segment, previously referred to as Consumer and Office, is largely unchanged, except for the movement of certain product lines between various divisions.

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2013	2012
Net Sales
Industrial	$2,675	$2,558
Safety and Graphics	1,417	1,387
Electronics and Energy	1,277	1,320
Health Care	1,311	1,275
Consumer	1,081	1,060
Corporate and Unallocated	2	2
Elimination of Dual Credit	(129)	(116)
Total Company	$7,634	$7,486

Operating Income
Industrial	$576	$591
Safety and Graphics	335	334
Electronics and Energy	196	234
Health Care	404	401
Consumer	237	237
Corporate and Unallocated	(74)	(138)
Elimination of Dual Credit	(28)	(25)
Total Company	$1,646	$1,634

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

3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. Management evaluates each of its five operating business segments based on net sales and operating income performance, including dual credit U.S. reporting to further incentivize U.S. sales growth. As a result, 3M provides additional (“dual”) credit to those business segments selling products in the U.S. to an external customer when that segment is not the primary seller of the product. For example, certain respirators are primarily sold by the Personal Safety Division within the Safety and Graphics business segment; however, the Industrial business segment also sells this product to certain customers in its U.S. markets. In this example, the non-primary selling segment (Industrial) would also receive credit for the associated net sales it initiated and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income for the U.S. in total are unchanged.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 2, 2013

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

•                  Results of Operations

•                  Performance by Business Segment

•                  Financial Condition and Liquidity

•                  Cautionary Note Concerning Factors That May Affect Future Results

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

As described in Note 12, effective in the first quarter of 2013, the Company completed a realignment of its business segments to better serve global markets and customers. In addition, during the first quarter of 2013, 3M realigned its geographic area reporting to include Puerto Rico in the United States rather than in the Latin America/Canada region. The Company has begun to report comparative results under the new business segment and geographic area structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2013, the Company plans to revise its business segment and geographic area disclosures in its 2012 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these realignments.

Net income attributable to 3M was $1.129 billion, or $1.61 per diluted share in the first quarter of 2013, compared to $1.125 billion, or $1.59 per diluted share, in the first quarter of 2012. Despite a low-growth economic environment and the strong U.S. dollar, first-quarter 2013 sales increased 2.0 percent to $7.6 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in four of its five business segments. Organic local-currency sales increased 4.0 percent in Health Care, 3.7 percent in Consumer, 2.9 percent in Industrial, and 2.3 percent in Safety and Graphics. Organic local-currency sales declined 2.2 percent in Electronics and Energy, impacted by weakness in consumer electronics demand. For the company in total, organic local-currency sales grew 2.1 percent, with higher organic volumes contributing 1.7 percent and selling price increases contributing 0.4 percent. Acquisitions added 1.7 percent to sales, driven by the November 2012 acquisition of Ceradyne, Inc. (Industrial), the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group (Safety and Graphics), and the April 2012 acquisition of CodeRyte, Inc. (Health Care). Currency impacts reduced sales by 1.8 percent year-on-year, due in large part to a 14 percent weakening of the Japanese yen versus the U.S. dollar.

On a geographic basis, first-quarter 2013 organic local-currency sales growth was led by Latin America/Canada at 7.3 percent. All business segments contributed to this growth, led by Health Care and Safety and Graphics. Organic sales growth in the United States was 2.3 percent, marking the fourteenth consecutive quarter of positive growth, led by a 5 percent increase in Consumer and positive organic growth in Industrial, Safety and Graphics, and Health Care. Organic local-currency sales growth in Asia Pacific was 1.9 percent, with sales growth led by Consumer and Health Care. China/Hong Kong organic local-currency sales grew by 10 percent, while Japan declined 8 percent. Organic local-currency sales in EMEA decreased 0.8 percent, with positive organic growth in Middle East and Africa, along with Central/East Europe, more than offset by a 3 percent decline in Western Europe, reflecting the economic growth challenges in that region. In EMEA, organic local-currency sales grew in Health Care, were flat in Industrial, and declined in the other three business segments.

Operating income increased 0.7 percent in the first quarter and operating margins were 21.6 percent, a decrease of 0.2 percentage points year-on-year. These results benefited from selling price increases, raw material cost decreases, lower pension and postretirement benefit costs, and organic volume growth, with these benefits more than offset by several items, primarily lower factory utilization levels and the impact of 2012 acquisitions on 2013 operating income margins. Refer to the section entitled “Results of Operations” for further discussion. 3M incurred early retirement/restructuring costs of approximately 4 cents per diluted share in the first quarter of 2012. Of this amount, approximately 3 cents per diluted share related to special termination benefits for a voluntary early retirement incentive program in the United States (discussed in Note 7). The remainder related to selective restructuring in a few developed countries. These actions, in aggregate, were neutral to full-year 2012 earnings, with the costs incurred in the first quarter of 2012, and the associated benefits realized over the remainder of 2012.

Weighted-average diluted shares outstanding declined 0.6 percent year-on-year to 702.1 million, which increased earnings per diluted share by approximately 1 cent. The income tax rate was 29.1 percent in the first quarter, up 0.3 percentage points versus last year’s first quarter, which decreased earnings per diluted share by approximately 1 cent.

The following table contains sales and operating income results by business segment for the three months ended March 31, 2013 and 2012. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 12 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2013		2012		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,675	$576	$2,558	$591	4.6%	(2.6)%
Safety and Graphics	1,417	335	1,387	334	2.2	0.4
Electronics and Energy	1,277	196	1,320	234	(3.3)	(16.3)
Health Care	1,311	404	1,275	401	2.8	0.8
Consumer	1,081	237	1,060	237	2.0	0.1
Corporate and Unallocated	2	(74)	2	(138)
Elimination of Dual Credit	(129)	(28)	(116)	(25)
Total Company	$7,634	$1,646	$7,486	$1,634	2.0%	0.7%

Sales in the first quarter of 2013 increased 2.0 percent. Organic local-currency sales increased 2.1 percent, acquisitions added 1.7 percent, and foreign currency translation impacts reduced sales by 1.8 percent. Sales increased 4.6 percent in Industrial, 2.8 percent in Health Care, 2.2 percent in Safety and Graphics, and 2.0 percent in Consumer. Sales declined 3.3 percent in Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the first quarter of 2013 were 21.6 percent, compared to 21.8 percent for the first quarter of 2012.

3M generated $994 million of operating cash flows in the first quarter of 2013, an increase of $166 million when compared to the first quarter of 2012. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first quarter of 2013, the Company purchased $805 million of treasury stock, of which a portion was under the previous authorization, compared to $524 million of treasury stock repurchases in the first quarter of 2012. As of March 31, 2013, approximately $6.9 billion remained available under the February 2013 repurchase authorization. In February 2013, 3M’s Board of Directors authorized a per-share dividend increase of 7.6 percent for 2013, marking the 55th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 24 percent at March 31, 2013 and 25 percent at December 31, 2012. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

3M expects to contribute approximately $400 million to $600 million of cash to its global pension and postretirement plans in 2013. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. 3M expects pension and postretirement benefit expense in 2013 to decrease by approximately $100 million pre-tax, or approximately 10 cents per diluted share, when compared to 2012. Refer to Note 7 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

There are a few major items that will impact earnings in 2013. As discussed above, 3M expects that a decrease in pension and postretirement expense will increase 2013 earnings, when compared to 2012, by approximately 10 cents per diluted share. 3M currently expects that its effective tax rate for 2013 will be approximately 29.5 to 30.0 percent, compared to 29.0 percent for 2012. Based on March 31, 2013 exchange rates, currency effects are expected to reduce total year 2013 sales by approximately 1.5 percent. Considering these items, 3M currently expects that sales growth and related incremental income, in addition to other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2013 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,704	$2,286	$1,765	$882	$(3)	$7,634
% of worldwide sales	35.4%	30.0%	23.1%	11.5%	—	100.0%
Components of net sales change:
Volume — organic	1.6%	3.1%	(1.1)%	2.9%	—	1.7%
Price	0.7	(1.2)	0.3	4.4	—	0.4
Organic local-currency sales	2.3	1.9	(0.8)	7.3	—	2.1
Acquisitions	3.0	0.3	2.3	0.4	—	1.7
Translation	—	(2.7)	(1.5)	(5.0)	—	(1.8)
Total sales change	5.3%	(0.5)%	—%	2.7%	—	2.0%

Sales in the first quarter of 2013 increased 2.0 percent when compared to the first quarter of 2012. Organic local-currency sales grew 2.1 percent, with increases of 7.3 percent in Latin America/Canada, 2.3 percent in the United States, and 1.9 percent in Asia Pacific. Organic local-currency sales declined 0.8 percent in Europe, Middle East and Africa, impacted by weakness in Western Europe. Acquisitions added 1.7 percent to worldwide growth and currency impacts reduced first three months 2013 worldwide sales growth by 1.8 percent. Worldwide selling prices rose 0.4 percent in the first three months, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2013	2012	Change
Cost of sales	52.0%	52.0%	—%
Selling, general and administrative expenses	20.8	20.7	0.1
Research, development and related expenses	5.6	5.5	0.1
Operating income	21.6%	21.8%	(0.2)%

As discussed in the overview section, 3M expects its global pension and postretirement expense to decrease $100 million for total year 2013 when compared to 2012, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in pension and postretirement expense for the first quarter was $42 million, which included a year-on-year benefit related to a $26 million charge in the first quarter of 2012 for a voluntary early retirement incentive program (discussed in Note 7).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.0 percent in the first quarter of 2013, unchanged from the same quarter last year. First-quarter selling price increases and raw material cost decreases, lower pension and postretirement costs (of which a portion impacts cost of sales), in addition to organic volume increases, benefited first-quarter 2013 cost of sales as a percent of sales. These benefits were offset by several items, primarily lower factory utilization and the impact of 2012 acquisitions.

Selling, General and Administrative Expenses:

SG&A increased $37 million, or 2.4 percent, in the first quarter of 2013 when compared to the first quarter of 2012, in line with the net sales increase. First quarter 2013 SG&A included increases from acquired businesses which were not in 3M’s first-quarter 2012 spending, primarily related to SG&A spending for Ceradyne, Inc. and Federal Signal Technologies, which were partially offset by lower pension and postretirement expense. SG&A, measured as a percent of sales, increased to 20.8 percent in the first quarter of 2013, compared to 20.7 percent in the first quarter of 2012.

Research, Development and Related Expenses:

R&D expense increased $19 million, or 4.6 percent, in the first quarter of 2013 when compared to the first quarter of 2012. 3M continued to invest in its key growth initiatives. In addition, first quarter 2013 R&D included increases from acquired businesses which were not in 3M’s first-quarter 2012 spending, primarily related to R&D spending for Ceradyne, Inc. and Federal Signal Technologies. These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.6 percent of sales in the first quarter of 2013, compared to 5.5 percent of sales in the first quarter of 2012.

Operating Income:

Operating income margins were 21.6 percent in the first quarter of 2013 compared to 21.8 in the first quarter of 2012, a decrease of 0.2 percentage points. This included a 0.9 percentage point benefit from the combination of selling price increases and raw material cost decreases. Selling prices rose 0.4 percent and raw material cost deflation was over 2 percent favorable year-on-year. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.6 percentage point benefit and profit leverage on organic volume growth added 0.2 percentage points. These benefits were offset by lower factory utilization, which decreased margins by approximately 1.0 percentage points. Factory utilization largely related to increased inventories in portions of the Electronics and Energy, and Industrial business segments. In addition, acquisition impacts decreased margins by approximately 0.4 percentage points and other items decreased margins by approximately 0.5 percentage points.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2013	2012
Interest expense	$39	$40
Interest income	(10)	(9)
Total	$29	$31

Interest expense was slightly lower in the first quarter of 2013 compared to the same period last year, primarily due to lower interest rates, partially offset by higher average debt balances. Interest income was up slightly year-on-year when comparing the first quarter of 2013 to the same period last year, primarily due to higher average cash balances, partially offset by lower international interest rates.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2013	2012
Effective tax rate	29.1%	28.8%

The effective tax rate for the first quarter of 2013 was 29.1 percent, compared to 28.8 percent in the first quarter of 2012, an increase of 0.3 percentage points. This included an increase in the effective tax rate of 3.6 percentage points year-on-year, which largely related to adjustments to 3M’s income tax reserves in the first quarter of 2012. This increase was partially offset by factors which decreased the Company’s effective tax rate by 3.3 percentage points year-on-year, which included the combination of the reinstatement of the U.S. research and development credit in 2013, and international taxes. The international tax benefit was largely due to the estimated current year geographic mix of income before taxes. Refer to Note 5 for further discussion of income taxes.

The company currently expects that its effective tax rate for total year 2013 will be approximately 29.5 to 30.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2013	2012
Net income attributable to noncontrolling interest	$18	$16

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of March 31, 2013, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $6 million for the three months ended March 31, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates increased net income attributable to 3M by approximately $13 million for three months ended March 31, 2013.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 12. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

In addition to these five operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 12. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated operating expenses decreased by $64 million in the first quarter of 2013 when compared to the same period last year. About half of this decrease was due to lower pension and postretirement benefit expense. A portion of the remainder relates to the phased implementation of 3M’s enterprise resource planning (ERP) system. As 3M moves its ERP system from the development stage into deployment, more costs are being borne by the business segments rather than Corporate. On average, this ERP impact reduced year-on-year operating income margins in each of 3M’s five business segments by 0.3 percentage points, while Corporate reflects a year-on-year benefit.

Information related to 3M’s business segments for the first quarter of both 2013 and 2012 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended
	March 31,
	2013	2012
Sales (millions)	$2,675	$2,558
Sales change analysis:
Organic local currency	2.9%	7.1%
Acquisitions	3.6	3.2
Translation	(1.9)	(1.2)
Total sales change	4.6%	9.1%

Operating income (millions)	$576	$591
Percent change	(2.6)%	19.3%
Percent of sales	21.5%	23.1%

The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturers (OEM) and automotive aftermarket (auto body shops and retail), electronics, paper and packaging, food and beverage, and appliance. Industrial products include tapes, a wide variety of coated and non-woven abrasives, adhesives, specialty materials, filtration products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Sales in Industrial totaled $2.7 billion, up 4.6 percent in U.S. dollars. Organic local-currency sales increased 2.9 percent, acquisitions added 3.6 percent, and foreign currency translation reduced sales by 1.9 percent. On an organic local-currency basis, most of Industrial’s businesses experienced sales growth in the first quarter. Sales growth was led by aerospace, due to a combination of market share gains and strong end-market growth, followed by industrial adhesives and tapes, personal care, and liquid filtration. 3M’s automotive OEM business local-currency sales increased 2 percent, despite an estimated decline in first-quarter global auto production, as 3M continues to gain relevance and higher market penetration levels. Organic local-currency sales declined in advanced materials. Acquisition growth related to the November 2012 acquisition of Ceradyne, Inc., which is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Geographically, organic local-currency sales increased 6 percent in Latin America/Canada, and 4 percent in both the United States and Asia Pacific. Organic local-currency sales were flat in EMEA, with broad-based declines in Western Europe offset by increases in Central/East Europe and Middle East/Africa.

Operating income was $576 million in the first quarter, down 2.6 percent year-on-year. Operating income margins decreased by 1.6 percentage points to 21.5 percent. This decline in margins partially related to the Ceradyne acquisition, which reduced operating income margins by approximately 1.0 percentage point, in addition to some increased inventories in the advanced materials business, which reduced factory utilization levels in the first quarter.

Safety and Graphics Business:

	Three months ended
	March 31,
	2013	2012
Sales (millions)	$1,417	$1,387
Sales change analysis:
Organic local currency	2.3%	5.3%
Acquisitions	2.2	0.1
Divestitures	(0.1)	—
Translation	(2.2)	(1.2)
Total sales change	2.2%	4.2%

Operating income (millions)	$335	$334
Percent change	0.4%	7.0%
Percent of sales	23.7%	24.1%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial graphics sheeting and systems; architectural surface and lighting solutions; cleaning and protection products for commercial establishments, roofing granules for asphalt shingles, and track and trace solutions.

Sales in Safety and Graphics totaled $1.4 billion, up 2.2 percent in U.S. dollars. Organic local-currency sales increased 2.3 percent, acquisitions added 2.2 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 2.2 percent. On an organic local-currency basis, sales increased in most businesses, led by commercial graphics and architectural markets. 3M also posted positive organic local-currency sales growth in building and commercial services, personal safety, and roofing granules. Sales declined in the traffic safety and security business, as weak government funding levels and a slow start to the U.S road construction season impacted sales.  Acquisition growth related to the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services.

Organic local-currency sales increased 10 percent in Latin America/Canada, 4 percent in Asia Pacific, and 3 percent in the United States. Organic local-currency sales declined 4 percent in EMEA.

Operating income in the first quarter of 2013 totaled $335 million, up 0.4 percent. Operating income margins were 23.7 percent of sales, compared to 24.1 percent in the first quarter of 2012. This decline in margins related to the Federal Signal Technologies Group acquisition, which reduced operating income margins by 0.6 percentage points. In addition, 3M incurred some restructuring expenses in the traffic safety and security business.

Electronics and Energy Business:

	Three months ended
	March 31,
	2013	2012
Sales (millions)	$1,277	$1,320
Sales change analysis:
Organic local currency	(2.2)%	(10.0)%
Translation	(1.1)	(0.2)
Total sales change	(3.3)%	(10.2)%

Operating income (millions)	$196	$234
Percent change	(16.3)%	(25.1)%
Percent of sales	15.3%	17.7%

The Electronics and Energy segment serves customers in the electronics and energy markets, including solutions for dependable, cost-effective, high-performance electronic devices, telecommunications networks, electrical products, power generation and distribution, and infrastructure protection. This segment’s electronics solutions include optical film solutions for the LCD electronic display industry; projection solutions for the world’s office and education markets; packaging and interconnection devices; high performance fluids and abrasives; high-temperature and display tapes; 3M™ Flexible Circuits, which use electronic packaging and interconnection technology; and the touch systems business, which includes touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; a wide array of fiber-optic and copper-based telecommunications systems; renewable energy component solutions for the solar and wind power industries; and infrastructure products that provide both protection and detection solutions.

Electronics and Energy sales totaled $1.3 billion, down 3.3 percent in U.S. dollars. Organic local-currency sales decreased 2.2 percent, and foreign currency translation reduced sales by 1.1 percent. Organic local-currency sales decreased approximately 4 percent in 3M’s electronics-related businesses due to weakness in consumer electronics demand. Lower market demand also triggered sizable inventory reductions by some of 3M’s OEM customers and their tier suppliers. As a result, factory utilization declined and is expected to persist into the second quarter. The reductions in 3M’s electronics-related businesses were partially offset by organic local-currency sales increases of approximately 1 percent in 3M’s energy businesses, with strength in electrical markets offset in part by weakness in telecommunications and renewable energy. About 60 percent of this segment is electronics-related and about 40 percent is energy-related.

On a geographic basis, organic local-currency sales increased 4 percent in Latin America/Canada. Organic local-currency sales declined 3 percent in Asia Pacific, and 2 percent in both EMEA and the United States.

Operating income decreased 16.3 percent to $196 million in the first quarter of 2013. Operating income margins were 15.3 percent, compared to 17.7 percent in the first quarter of 2012. The operating margin decline was primarily attributable to lower factory utilization and year-on-year volume declines.

Health Care Business:

	Three months ended
	March 31,
	2013	2012
Sales (millions)	$1,311	$1,275
Sales change analysis:
Organic local currency	4.0%	3.1%
Acquisitions	0.4	—
Translation	(1.6)	(1.1)
Total sales change	2.8%	2.0%

Operating income (millions)	$404	$401
Percent change	0.8%	9.1%
Percent of sales	30.8%	31.4%

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

Health Care sales totaled $1.3 billion, an increase of 2.8 percent in U.S. dollars. Organic local-currency sales increased 4.0 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 1.6 percent. Organic local-currency sales increased across the portfolio, led by food safety, critical and chronic care, and health information systems. In April 2012, 3M further strengthened its health information systems business by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 7 percent in Asia Pacific, 3 percent in EMEA, and 2 percent in the United States. Health Care organic local-currency sales grew 13 percent in emerging markets, with notable strength in India, Middle East/Africa, Brazil, Central/East Europe, and Southeast Asia. Organic local-currency sales in developed markets grew 2 percent, including 6 percent growth in Japan.

Operating income increased 0.8 percent to $404 million. Operating income margins were 30.8 percent in the first quarter of 2013, compared to 31.4 percent in the first quarter of 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the U.S. medical device tax, which impacted operating income margins by 0.4 percentage points.

Consumer Business:

	Three months ended
	March 31,
	2013	2012
Sales (millions)	$1,081	$1,060
Sales change analysis:
Organic local currency	3.7%	2.1%
Acquisitions	—	2.9
Translation	(1.7)	(0.8)
Total sales change	2.0%	4.2%

Operating income (millions)	$237	$237
Percent change	0.1%	8.2%
Percent of sales	21.9%	22.3%

The Consumer segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

Sales in Consumer totaled $1.1 billion, up 2.0 percent in U.S. dollars. Organic local-currency sales increased 3.7 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, sales growth was led by the consumer health care, construction and home improvement, and home care businesses.

On a geographic basis, organic local-currency sales increased 8 percent in Asia Pacific and 5 percent in both the United States and Latin America/Canada. Organic local-currency sales declined by 6 percent in EMEA.

Consumer operating income was $237 million, the same as first quarter last year. Operating income margins were 21.9 percent, compared to 22.3 percent in the same period last year. During the first quarter, 3M increased investments to build strength for the future, including investments in e-commerce, product design and advertising/merchandising.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at March 31, 2013 was $108 million. This compared to net debt of $308 million at December 31, 2012. At March 31, 2013, 3M had $5.828 billion of cash, cash equivalents, and marketable securities and $5.936 billion of debt. Debt included $4.864 billion of long-term debt and $1.072 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $850 million (principal amount) of medium-term notes due in August 2013. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. In 2012, the Company acquired Ceradyne, Inc. and other businesses for approximately $1.0 billion. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong level of cash, cash equivalents and marketable securities. 2012 acquisitions are discussed in Note 2 in 3M’s 2012 Annual Report on Form 10-K.

	March 31,	December 31,
(Millions)	2013	2012

Total Debt	$5,936	$6,001
Less: Cash and cash equivalents and marketable securities	5,828	5,693
Net Debt	$108	$308

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

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $994 million in the first quarter of 2013 was utilized for items such as dividends paid to shareholders ($440 million) and capital spending ($324 million). The Company does not utilize derivative instruments linked to the Company’s stock.

At March 31, 2013 and December 31, 2012, cash, cash equivalents and marketable securities held internationally totaled $4.1 billion and $3.7 billion, respectively, and in the United States totaled $1.7 billion and $2.0 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.918 billion at March 31, 2013, compared with $7.430 billion at December 31, 2012. Working capital increases were primarily attributable to increases in accounts receivable and decreases in accrued payroll.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of March 31, 2013 and December 31, 2012, 3M had no outstanding commercial paper. The Company believes it is unlikely that its access to the commercial paper market will be restricted.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at March 31, 2013. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of March 31, 2013, 3M letters of credit issued under this $150 million committed facility totaled $120 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement with JP Morgan Chase Bank, which is fully drawn as of March 31, 2013. Apart from the committed facilities, an additional $97 million in stand-alone letters of credit was also issued and outstanding at March 31, 2013. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2013, this ratio was approximately 46 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 shelf registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1 billion fixed rate note with a coupon rate of 1.375%. Proceeds were used for general corporate purposes, including repayment in November 2011 of $800 million (principal amount) of medium-term notes. In June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 with a coupon rate of 1.000% and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 with a coupon rate of 2.000%, which were both issued from this $3 billion medium-term notes program (Series F). The designated use of proceeds is for general corporate purposes.

3M’s cash and cash equivalents balance at March 31, 2013 totaled $2.928 billion, with an additional $2.900 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2013, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. As of March 31, 2013, approximately $6.9 billion remained available under the February 2013 repurchase authorization.

In 2013, the Company plans to contribute an amount in the range of $400 million to $600 million of cash to its U.S. and international pension and postretirement plans. For the first quarter of 2013, contributions totaling $67 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary contributions could vary significantly depending on the U.S. qualified plans’ funded status as of the 2013 measurement date and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.8 at March 31, 2013, similar to 4.8 and 4.9, respectively, at December 31, 2012 and March 31, 2012. Receivables increased $357 million, or 9 percent, compared with December 31, 2012, with higher March 2013 sales compared to December 2012 sales contributing to this increase. Inventories decreased $18 million compared with December 31, 2012. At March 31, 2013 compared with December 31, 2012, currency translation decreased accounts receivable by $87 million and inventories by $62 million. As indicated in the next section (cash flows from operating activities), accounts receivable increased at a slightly higher level and inventories increased at a lower level when compared to the first three months of 2012. Accounts payable increased $58 million compared with December 31, 2012, with the increase primarily related to changes in business activity partially offset by currency translation, which reduced accounts payable by $32 million.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2013	2012

Net income including noncontrolling interest	$1,147	$1,141
Depreciation and amortization	336	313
Company pension contributions	(67)	(300)
Company postretirement contributions	(1)	(37)
Company pension expense	111	151
Company postretirement expense	27	29
Stock-based compensation expense	103	103
Income taxes (deferred and accrued income taxes)	160	265
Excess tax benefits from stock-based compensation	(34)	(28)
Accounts receivable	(447)	(431)
Inventories	(28)	(96)
Accounts payable	97	118
Product and other insurance receivables and claims	(8)	(74)
Other — net	(402)	(326)
Net cash provided by operating activities	$994	$828

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2013, cash flows provided by operating activities increased $166 million compared to the first three months of 2012. Operating cash flows benefited year-on-year from $269 million of lower pension and postretirement plans contributions, which were offset in part by higher year-on-year tax payments. Working capital (which includes accounts receivable, inventories and accounts payable) increased $378 million in the first three months of 2013 compared to working capital increases of $409 million in the first three months of 2012. The category “Other-net” in the preceding table reflects changes in other assets and liabilities accounts, which in the first three months of both 2013 and 2012 largely relates to reductions in accrued payroll, driven by annual incentive plan payments. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The first quarter of each year is typically 3M’s seasonal low point for free cash flow each year. Below find a recap of free cash flow for the three months ended March 31, 2013 and 2012.

	Three months ended
	March 31,
(Millions)	2013	2012

Net cash provided by operating activities	$994	$828
Purchases of property, plant and equipment (PP&E)	(324)	(261)
Free Cash Flow	$670	$567

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2013	2012

Purchases of property, plant and equipment (PP&E)	$(324)	$(261)
Proceeds from sale of PP&E and other assets	10	4
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(96)	213
Other investing	5	1
Net cash used in investing activities	$(405)	$(43)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $324 million in the first three months of 2013, an increase of $63 million when compared to the first three months of 2012. The Company expects 2013 capital spending to be approximately $1.6 to $1.8 billion. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth.

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

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.900 billion as of March 31, 2013. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $96 million in the first three months of 2013. Proceeds from sales or maturities of marketable securities and investments, net of purchases, totaled $213 million in the first three months of 2012. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2013	2012

Change in short-term debt — net	$(13)	$(18)
Repayment of debt (maturities greater than 90 days)	(5)	(15)
Proceeds from debt (maturities greater than 90 days)	9	6
Total cash change in debt	$(9)	$(27)
Purchases of treasury stock	(805)	(524)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	738	213
Dividends paid to stockholders	(440)	(410)
Excess tax benefits from stock-based compensation	34	28
Other — net	(4)	(2)
Net cash used in financing activities	$(486)	$(722)

Total debt at March 31, 2013, was $5.9 billion, down slightly from $6.0 billion at year-end 2012. Total debt was 24 percent of total capital (total capital is defined as debt plus equity) at March 31, 2013, compared to 25 percent of total capital at year-end 2012. Changes in short-term debt, repayment of debt, and proceeds from debt in the first three months of 2013 and first three months of 2012 were minimal.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first quarter of 2013, the Company purchased $805 million of treasury stock, of which a portion was under the previous authorization, compared to $524 million of treasury stock repurchases in the first quarter of 2012. As of March 31, 2013, approximately $6.9 billion remained available under the February 2013 repurchase authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to stockholders totaled $440 million in the first three months of 2013 compared to $410 million in the first three months of 2012. 3M has paid dividends since 1916. In February 2013, the Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. This marked the 55th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

In March 2013, 3M sold shares in 3M India Limited, a subsidiary of the Company, in return for $8 million. The noncontrolling interest shares of this subsidiary trade on a public exchange in India. This sale of shares complied with an amendment to Indian securities regulations that required 3M India Limited, as a listed company, to achieve a minimum public shareholding of at least 25 percent. As a result of this transaction, 3M’s ownership in 3M India Limited was reduced from 76 percent to 75 percent. The $8 million received in the first quarter of 2013 was classified as other financing activity in the consolidated statement of cash flows. Because the Company retained its controlling interest, the sale resulted in an increase in 3M Company shareholders’ equity of $7 million and an increase in noncontrolling interest of $1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Pat II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2012 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2013. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an enterprise resource planning (ERP) system on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores sensitive data, including proprietary business information. Despite security measures and business continuity plans, the Company’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2013	1,664,478	$97.17	1,634,216	$2,306
February 1-28, 2013	3,199,508	$103.21	2,644,039	$7,227
March 1-31, 2013	2,995,946	$105.13	2,981,063	$6,913
Total January 1-March 31, 2013	7,859,932	$102.66	7,259,318	$6,913

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

(10.18)         3M 2012 Amended and Restated General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

(31.1)                Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(31.2)                Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.1)                Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(32.2)                Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

  (95)                    Mine Safety Disclosures.

(101)                   The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the SEC on May 2, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2013 and 2012 (iii) the Consolidated Balance Sheet at March 31, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: May 2, 2013

	By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)