Form 10-Q
period 2013-06-30
3M CO
filed 2013-08-01
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Stock, $0.01 par value per share	683,468,043 shares

This document (excluding exhibits) contains 76 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 73.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2013

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Net sales	$7,752	$7,534	$15,386	$15,020
Operating expenses
Cost of sales	4,013	3,870	7,982	7,759
Selling, general and administrative expenses	1,610	1,528	3,199	3,080
Research, development and related expenses	427	408	857	819
Total operating expenses	6,050	5,806	12,038	11,658
Operating income	1,702	1,728	3,348	3,362

Interest expense and income
Interest expense	41	43	80	83
Interest income	(10)	(10)	(20)	(19)
Total interest expense — net	31	33	60	64

Income before income taxes	1,671	1,695	3,288	3,298
Provision for income taxes	458	509	928	971
Net income including noncontrolling interest	$1,213	$1,186	$2,360	$2,327

Less: Net income attributable to noncontrolling interest	16	19	34	35

Net income attributable to 3M	$1,197	$1,167	$2,326	$2,292

Weighted average 3M common shares outstanding — basic	688.2	694.3	689.6	695.5
Earnings per share attributable to 3M common shareholders — basic	$1.74	$1.68	$3.37	$3.30

Weighted average 3M common shares outstanding — diluted	699.1	702.6	700.6	704.4
Earnings per share attributable to 3M common shareholders — diluted	$1.71	$1.66	$3.32	$3.25

Cash dividends paid per 3M common share	$0.635	$0.59	$1.27	$1.18

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net income including noncontrolling interest	$1,213	$1,186	$2,360	$2,327
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(279)	(335)	(677)	(201)
Defined benefit pension and postretirement plans adjustment	91	98	176	195
Debt and equity securities, unrealized gain (loss)	(4)	(2)	(4)	1
Cash flow hedging instruments, unrealized gain (loss)	8	23	32	8
Total other comprehensive income (loss), net of tax	(184)	(216)	(473)	3
Comprehensive income (loss) including noncontrolling interest	1,029	970	1,887	2,330
Comprehensive (income) loss attributable to noncontrolling interest	3	(30)	23	(25)
Comprehensive income (loss) attributable to 3M	$1,032	$940	$1,910	$2,305

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,942	$2,883
Marketable securities — current	1,310	1,648
Accounts receivable — net	4,542	4,061
Inventories
Finished goods	1,792	1,754
Work in process	1,222	1,186
Raw materials and supplies	905	897
Total inventories	3,919	3,837
Other current assets	1,270	1,201
Total current assets	13,983	13,630

Marketable securities — non-current	1,542	1,162
Investments	154	163
Property, plant and equipment	22,417	22,525
Less: Accumulated depreciation	(14,088)	(14,147)
Property, plant and equipment — net	8,329	8,378
Goodwill	7,231	7,385
Intangible assets — net	1,786	1,925
Prepaid pension benefits	22	16
Other assets	1,083	1,217
Total assets	$34,130	$33,876

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,062	$1,085
Accounts payable	1,920	1,762
Accrued payroll	589	701
Accrued income taxes	460	371
Other current liabilities	2,304	2,281
Total current liabilities	6,335	6,200

Long-term debt	4,884	4,916
Pension and postretirement benefits	2,909	3,086
Other liabilities	1,683	1,634
Total liabilities	$15,811	$15,836

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,243	4,044
Retained earnings	31,716	30,679
Treasury stock, at cost: 260,565,013 shares at June 30, 2013; 256,941,406 shares at December 31, 2012	(12,926)	(12,407)
Accumulated other comprehensive income (loss)	(5,166)	(4,750)
Total 3M Company shareholders’ equity	17,876	17,575
Noncontrolling interest	443	465
Total equity	$18,319	$18,040

Total liabilities and equity	$34,130	$33,876

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2013	2012
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,360	$2,327
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	671	634
Company pension and postretirement contributions	(171)	(672)
Company pension and postretirement expense	275	335
Stock-based compensation expense	150	145
Deferred income taxes	37	86
Excess tax benefits from stock-based compensation	(51)	(41)
Changes in assets and liabilities
Accounts receivable	(628)	(553)
Inventories	(167)	(268)
Accounts payable	199	150
Accrued income taxes (current and long-term)	166	226
Product and other insurance receivables and claims	19	(63)
Other — net	(187)	(89)
Net cash provided by operating activities	2,673	2,217

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(718)	(619)
Proceeds from sale of PP&E and other assets	18	8
Acquisitions, net of cash acquired	—	(144)
Purchases of marketable securities and investments	(3,000)	(2,311)
Proceeds from sale of marketable securities and investments	1,464	1,027
Proceeds from maturities of marketable securities	1,484	1,181
Proceeds from sale of businesses	8	—
Other investing	4	4
Net cash used in investing activities	(740)	(854)

Cash Flows from Financing Activities
Change in short-term debt — net	(12)	(34)
Repayment of debt (maturities greater than 90 days)	(12)	(18)
Proceeds from debt (maturities greater than 90 days)	11	1,244
Purchases of treasury stock	(1,995)	(1,163)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,103	479
Dividends paid to shareholders	(876)	(820)
Excess tax benefits from stock-based compensation	51	41
Other — net	3	—
Net cash used in financing activities	(1,727)	(271)

Effect of exchange rate changes on cash and cash equivalents	(147)	(3)

Net increase (decrease) in cash and cash equivalents	59	1,089
Cash and cash equivalents at beginning of year	2,883	2,219
Cash and cash equivalents at end of period	$2,942	$3,308

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

As described in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, during the first quarter of 2013 the Company completed a realignment of its business segments to better serve global markets and customers (refer to Note 13 herein). In addition, during the first quarter of 2013, 3M realigned its geographic area reporting to include Puerto Rico in the United States rather than in Latin America/Canada region. Segment and geographic information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 16, 2013.

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary — generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2012. 3M has determined that the cumulative inflation rate of Venezuela has exceeded, and continues to exceed, 100 percent since November 2009. Accordingly, since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.7 million average options for the three months ended June 30, 2013; 3.9 million average options for the six months ended June 30, 2013; 21.3 million average options for the three months ended June 30, 2012; and 20.3 million average options for the six months ended June 30, 2012). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income attributable to 3M	$1,197	$1,167	$2,326	$2,292

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	688.2	694.3	689.6	695.5

Dilution associated with the Company’s stock-based compensation plans	10.9	8.3	11.0	8.9

Denominator for weighted average 3M common shares outstanding — diluted	699.1	702.6	700.6	704.4

Earnings per share attributable to 3M common shareholders — basic	$1.74	$1.68	$3.37	$3.30
Earnings per share attributable to 3M common shareholders — diluted	$1.71	$1.66	$3.32	$3.25

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures About Offsetting Assets and Liabilities, and in January 2013 issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. These standards created new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements are required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. For 3M, these ASUs were effective January 1, 2013 with retrospective application required. The additional disclosures required by these ASUs are included in Note 9. Since these standards impact disclosure requirements only, their adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale debt and equity securities) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs is not included. The disclosures required with respect to income statement line item impacts are to be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For 3M, this ASU was effective beginning January 1, 2013. The additional disclosures required by this ASU are included in Note 4. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

There were no business combinations that closed during the six months ended June 30, 2013. Adjustments in the first half of 2013 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2012 acquisition of Ceradyne, Inc. The allocation of purchase price related to the acquisition of Ceradyne, Inc. in November 2012 is considered preliminary, largely with respect to certain acquired property, plant and equipment; intangible assets; and tax-related assets and liabilities. Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K) for more information on 3M’s 2012 acquisitions.

Divestitures:

In June 2013, 3M (Consumer Business) completed the sale of its Scientific Anglers and Ross Reels businesses to The Orvis Company, Inc. based in Manchester, Vermont.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first six months of 2013. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $2 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2012 and June 30, 2013, follow:

Goodwill

	December 31, 2012	Acquisition	Translation	June 30, 2013
(Millions)	Balance	activity	and other	Balance
Industrial	$2,174	$2	$(62)	$2,114
Safety and Graphics	1,751	—	(38)	1,713
Electronics and Energy	1,622	—	(21)	1,601
Health Care	1,598	—	(24)	1,574
Consumer	240	—	(11)	229
Total Company	$7,385	$2	$(156)	$7,231

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 13, effective in the first quarter of 2013, 3M completed a realignment of its business segments. Concurrent with this business segment realignment, certain products were also moved between business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2013, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

3M did not complete any business combinations during the six months ended June 30, 2013. As a result, balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2013, and December 31, 2012, follow:

	June 30,	December 31,
(Millions)	2013	2012
Patents	$593	$596
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,424	2,456
Total gross carrying amount	$3,017	$3,052

Accumulated amortization — patents	(435)	(421)
Accumulated amortization — other	(922)	(833)
Total accumulated amortization	$(1,357)	$(1,254)

Total finite-lived intangible assets — net	$1,660	$1,798

Non-amortizable intangible assets (primarily tradenames)	126	127
Total intangible assets — net	$1,786	$1,925

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2013 and 2012 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Amortization expense	$60	$58	$120	$116

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2013:

(Millions)	Remainder of 2013	2014	2015	2016	2017	2018	After 2018
Amortization expense	$119	$212	$198	$184	$169	$152	$626

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2013	$18,528	$4,188	$31,073	$(12,178)	$(5,001)	$446

Net income	1,213		1,197			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(279)				(260)	(19)
Defined benefit pension and post-retirement plans adjustment	91				91	—
Debt and equity securities - unrealized gain (loss)	(4)				(4)	—
Cash flow hedging instruments - unrealized gain/(loss)	8				8	—
Total other comprehensive income (loss), net of tax	(184)
Dividends paid	(436)		(436)
Stock-based compensation, net of tax impacts	64	64
Reacquired stock	(1,232)			(1,232)
Issuances pursuant to stock option and benefit plans	366		(118)	484
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

Six months ended June 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	2,360		2,326			34
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(677)				(620)	(57)
Defined benefit pension and post-retirement plans adjustment	176				176	—
Debt and equity securities - unrealized gain (loss)	(4)				(4)	—
Cash flow hedging instruments - unrealized gain/(loss)	32				32	—
Total other comprehensive income (loss), net of tax	(473)
Dividends paid	(876)		(876)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	192	192
Reacquired stock	(2,039)			(2,039)
Issuances pursuant to stock option and benefit plans	1,107		(413)	1,520
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

Three months ended June 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2012	$16,619	$3,903	$28,858	$(11,794)	$(4,785)	$437

Net income	1,186		1,167			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(335)				(346)	11
Defined benefit pension and post-retirement plans adjustment	98				98	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain/(loss)	23				23	—
Total other comprehensive income (loss), net of tax	(216)
Dividends paid	(410)		(410)
Stock-based compensation, net of tax impacts	60	60
Reacquired stock	(633)			(633)
Issuances pursuant to stock option and benefit plans	267		(150)	417
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Six months ended June 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	2,327		2,292			35
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(201)				(191)	(10)
Defined benefit pension and post-retirement plans adjustment	195				195	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain/(loss)	8				8	—
Total other comprehensive income (loss), net of tax	3
Dividends paid	(820)		(820)
Stock-based compensation, net of tax impacts	187	187
Reacquired stock	(1,167)			(1,167)
Issuances pursuant to stock option and benefit plans	481		(355)	836
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013, net of tax	$(130)	$(4,870)	$(2)	$1	$(5,001)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(260)	—	(6)	(42)	(308)
Amounts reclassified out	—	144	—	54	198
Total other comprehensive income (loss), before tax	(260)	144	(6)	12	(110)
Tax effect	—	(53)	2	(4)	(55)
Total other comprehensive income (loss), net of tax	(260)	91	(4)	8	(165)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)

Six months ended June 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(584)	—	(6)	(112)	(702)
Amounts reclassified out	—	287	—	162	449
Total other comprehensive income (loss), before tax	(584)	287	(6)	50	(253)
Tax effect	(36)	(111)	2	(18)	(163)
Total other comprehensive income (loss), net of tax	(620)	176	(4)	32	(416)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)

Three months ended June 30, 2012

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2012, net of tax	$269	$(5,058)	$(3)	$7	$(4,785)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(324)	—	(3)	29	(298)
Amounts reclassified out	—	154	—	8	162
Total other comprehensive income (loss), before tax	(324)	154	(3)	37	(136)
Tax effect	(22)	(56)	1	(14)	(91)
Total other comprehensive income (loss), net of tax	(346)	98	(2)	23	(227)
Balance at June 30, 2012, net of tax	$(77)	$(4,960)	$(5)	$30	$(5,012)

Six months ended June 30, 2012
(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, net of tax	$114	$(5,155)	$(6)	$22	$(5,025)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(169)	—	1	1	(167)
Amounts reclassified out	—	307	1	12	320
Total other comprehensive income (loss), before tax	(169)	307	2	13	153
Tax effect	(22)	(112)	(1)	(5)	(140)
Total other comprehensive income (loss), net of tax	(191)	195	1	8	13
Balance at June 30, 2012, net of tax	$(77)	$(4,960)	$(5)	$30	$(5,012)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other	Three months ended June 30,		Six months ended June 30,
Comprehensive Income Components	2013	2012	2013	2012	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$1	$1	See Note 8
Prior service benefit	20	22	40	42	See Note 8
Net actuarial loss	(164)	(176)	(328)	(350)	See Note 8
Total before tax	(144)	(154)	(287)	(307)
Tax effect	53	56	111	112	Provision for income taxes
Net of tax	$(91)	$(98)	$(176)	$(195)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$(1)	Selling, general and administrative expenses
Total before tax	—	—	—	(1)
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$(1)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(3)	$9	$(9)	$9	Cost of sales
Foreign currency forward contracts	(52)	(13)	(153)	(13)	Interest expense
Commodity price swap contracts	1	(4)	—	(8)	Cost of sales
Total before tax	(54)	(8)	(162)	(12)
Tax effect	19	3	58	4	Provision for income taxes
Net of tax	$(35)	$(5)	$(104)	$(8)
Total reclassifications for the period, net of tax	$(126)	$(103)	$(280)	$(204)

Sale of Subsidiary Shares

In March 2013, 3M sold shares in 3M India Limited, a subsidiary of the Company, in return for $8 million. The noncontrolling interest shares of this subsidiary trade on a public exchange in India. This sale of shares complied with an amendment to Indian securities regulations that required 3M India Limited, as a listed company, to achieve a minimum public shareholding of at least 25 percent. As a result of this transaction, 3M’s ownership in 3M India Limited was reduced from 76 percent to 75 percent. The $8 million received in the first quarter of 2013 was classified as other financing activity in the consolidated statement of cash flows. Because the Company retained its controlling interest, the sales resulted in an increase in 3M Company shareholder’s equity of $7 million and an increase in noncontrolling interest of $1 million.

NOTE 5.  Supplemental Cash Flow Information

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During the second quarter of 2013, the Company’s Sumitomo 3M Limited subsidiary moved its administrative headquarters to a new leased location and sold the former site under an installment sale arrangement. As a result, at the time of the closing of the sale transaction, the Company received certain cash proceeds (included in proceeds from sale of property, plant and equipment in the consolidated statement of cash flows) and recorded a note receivable (due in quarterly installments through the first quarter of 2016) of $78 million and deferred profit of $49 million (both based on the foreign currency exchange rate at the time of closing). Remaining quarterly installments are due through the first quarter of 2016 and will be included in other investing activities in the consolidated statement of cash flows. Deferred profit is reduced and recognized into income in connection with such quarterly installments.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011, 2012, and 2013. It is anticipated that the IRS will complete its examination of the Company for 2011 by the end of the fourth quarter of 2013, for 2012 by the end of the first quarter of 2014, and for 2013 by the end of the first quarter of 2015. As of June 30, 2013, the IRS has not proposed any significant adjustments to any of the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2013 and December 31, 2012, respectively, are $190 million and $185 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $1 million of expense and $1 million of benefit for the three months ended June 30, 2013 and June 30, 2012, respectively, and approximately $5 million in expense and $5 million of benefit for the six months ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, accrued interest and penalties in the consolidated balance sheet on a gross basis were $47 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2013 was 27.4 percent, compared to 30.1 percent in the second quarter of 2012, a decrease of 2.7 percentage points. This decrease was due to several factors, which included benefits realized for certain future deductions, international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, and adjustments to 3M’s income tax reserves.

The effective tax rate for the first six months of 2013 was 28.2 percent, compared to 29.5 percent in the first six months of 2012, a decrease of 1.3 percentage points. Factors which decreased the Company’s effective tax rate by 3.0 percentage points for the first six months of 2013 compared to the same period for 2012 included international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), benefits realized for certain future deductions, and the reinstatement of the U.S. research and development credit in 2013. This decrease was partially offset by a 1.7 percentage point increase as a result of adjustments to 3M’s reserves for the first six months of 2013 when compared to the same period for 2012.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of June 30, 2013 and December 31, 2012, the Company had valuation allowances of $27 million and $29 million on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2013	2012

U.S. government agency securities	$158	$162
Foreign government agency securities	11	16
Corporate debt securities	283	471
Commercial paper	165	116
Certificates of deposit/time deposits	57	41
U.S. treasury securities	54	54
U.S. municipal securities	12	13
Asset-backed securities:
Automobile loan related	479	567
Credit card related	38	123
Equipment lease related	42	54
Other	11	31
Asset-backed securities total	570	775

Current marketable securities	$1,310	$1,648

U.S. government agency securities	$207	$125
Foreign government agency securities	62	51
Corporate debt securities	523	494
Certificates of deposit/time deposits	20	—
U.S. treasury securities	49	18
U.S. municipal securities	—	14
Auction rate securities	10	7
Asset-backed securities:
Automobile loan related	417	375
Credit card related	117	34
Equipment lease related	81	36
Other	56	8
Asset-backed securities total	671	453

Non-current marketable securities	$1,542	$1,162

Total marketable securities	$2,852	$2,810

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2013, gross unrealized losses totaled approximately $10 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2012, gross unrealized losses totaled approximately $6 million (pre-

tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2013 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2013

Due in one year or less	$713
Due after one year through five years	2,077
Due after five years through ten years	62
Due after ten years	—

Total marketable securities	$2,852

3M has a diversified marketable securities portfolio with a fair market value of $2.852 billion as of June 30, 2013. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.241 billion) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s or AA by S&P or Fitch. At June 30, 2013, all asset-backed security investments were in compliance with this policy. Approximately 99 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s and/or AAA or F1+ by Fitch.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $10 million at June 30, 2013 and $7 million at December 31, 2012. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $3 million (pre-tax) at June 30, 2013 and $6 million (pre-tax) at December 31, 2012. As of June 30, 2013, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the six months ended June 30, 2013 and 2012 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Net periodic benefit cost (benefit)
Service cost	$64	$64	$36	$31	$20	$20
Interest cost	149	146	61	62	22	21
Expected return on plan assets	(261)	(248)	(75)	(73)	(23)	(22)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	1	1	(5)	(5)	(16)	(18)
Amortization of net actuarial (gain) loss	100	118	40	30	24	28
Net periodic benefit cost (benefit)	$53	$81	$57	$45	$27	$29
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$53	$81	$57	$45	$27	$29

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Net periodic benefit cost (benefit)
Service cost	$128	$127	$72	$62	$40	$39
Interest cost	299	293	122	123	44	43
Expected return on plan assets	(522)	(496)	(150)	(146)	(45)	(43)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	2	3	(9)	(9)	(33)	(36)
Amortization of net actuarial (gain) loss	200	235	80	60	48	55
Net periodic benefit cost (benefit)	$107	$162	$114	$89	$54	$58
Settlements, curtailments, special termination benefits and other	—	26	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$107	$188	$114	$89	$54	$58

For the six months ended June 30, 2013, contributions totaling $168 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2013, the Company expects to contribute approximately $400 million to $500 million of cash to its pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In addition, the Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 10 in 3M’s Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 10. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six months ended June 30, 2013 and 2012. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at June 30, 2013, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2013 was approximately $6.4 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six months ended June 30, 2013 and 2012. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2013 was $20 million.

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

As of June 30, 2013, the Company had a balance of $9 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This net gain includes a $3 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended June 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$10	Cost of sales	$(3)	Cost of sales	$—
Foreign currency forward contracts	(49)	Interest expense	(52)	Interest expense	—
Commodity price swap contracts	(3)	Cost of sales	1	Cost of sales	—
Total	$(42)		$(54)		$—

Six months ended June 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$41	Cost of sales	$(9)	Cost of sales	$—
Foreign currency forward contracts	(152)	Interest expense	(153)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	—	Cost of sales	—
Total	$(112)		$(162)		$—

Three months ended June 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$42	Cost of sales	$9	Cost of sales	$—
Foreign currency forward contracts	(13)	Interest expense	(13)	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(4)	Cost of sales	—
Total	$29		$(8)		$—

Six months ended June 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$18	Cost of sales	$9	Cost of sales	$—
Foreign currency forward contracts	(12)	Interest expense	(13)	Interest expense	—
Commodity price swap contracts	(5)	Cost of sales	(8)	Cost of sales	—
Total	$1		$(12)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2013 was $342 million.

At June 30, 2013, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, is amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gain on hedged items recognized in income in the tables below.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2013

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Six months ended June 30, 2013

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

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At June 30, 2013, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended June 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(24)	N/A	$—
Total	$(24)		$—

Six months ended June 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$17	N/A	$—
Total	$17		$—

Three months ended June 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$90	N/A	$—
Total	$90		$—

Six months ended June 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$50	N/A	$—
Total	$50		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $1.4 billion as of June 30, 2013. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2013		Six months ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$21	Cost of sales	$31
Foreign currency forward contracts	Interest expense	(48)	Interest expense	(27)
Commodity price swap contracts	Cost of sales	(1)	Cost of sales	(1)
Total		$(28)		$3

	Three months ended June 30, 2012		Six months ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$20	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(15)	Interest expense	12
Commodity price swap contracts	Cost of sales	(1)	Cost of sales	—
Total		$4		$17

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

June 30, 2013

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$54	Other current liabilities	$33
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	15	Other liabilities	—
Total derivatives designated as hedging instruments		$69		$34

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$34	Other current liabilities	$24
Total derivatives not designated as hedging instruments		$34		$24

Total derivative instruments		$103		$58

December 31, 2012

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$39	Other current liabilities	$85
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	23	Other liabilities	—
Total derivatives designated as hedging instruments		$62		$86

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$10	Other current liabilities	$20
Total derivatives not designated as hedging instruments		$10		$20

Total derivative instruments		$72		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2013, 3M has International Swaps and Derivatives Association (ISDA) agreements with eight applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with seven of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

June 30, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$102	$34	$—	$68
Derivatives not subject to master netting agreements	1			1
Total	$103			$69

June 30, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$51	$34	$—	$17
Derivatives not subject to master netting agreements	7			7
Total	$58			$24

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$67	$25	$—	$42
Derivatives not subject to master netting agreements	5			5
Total	$72			$47

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$106	$25	$—	$81
Derivatives not subject to master netting agreements	—			—
Total	$106			$81

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $12 million for the three months ended June 30, 2013 and decreased net income attributable to 3M by approximately $18 million for the six months ended June 30, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $3 million for three months ended June 30, 2013 and increased net income attributable to 3M by approximately $10 million for the six months ended June 30, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six month periods ended June 30, 2013 and 2012.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$365	$—	$365	$—
Foreign government agency securities	73	—	73	—
Corporate debt securities	806	—	806	—
Certificates of deposit/time deposits	77	—	77	—
Commercial paper	165	—	165	—
Asset-backed securities:
Automobile loan related	896	—	896	—
Credit card related	155	—	155	—
Equipment lease related	123	—	123	—
Other	67	—	67	—
U.S. treasury securities	103	103	—	—
U.S. municipal securities	12	—	12	—
Auction rate securities	10	—	—	10
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	88	88	—	—
Interest rate swap contracts	15	—	15	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	57	57	—	—
Commodity price swap contracts	1	1	—	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$287	$—	$287	$—
Foreign government agency securities	67	—	67	—
Corporate debt securities	965	—	965	—
Certificates of deposit/time deposits	41	—	41	—
Commercial paper	116	—	116	—
Asset-backed securities:
Automobile loan related	942	—	942	—
Credit card related	157	—	157	—
Equipment lease related	90	—	90	—
Other	39	—	39	—
U.S. treasury securities	72	72	—	—
U.S. municipal securities	27	—	27	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	49	49	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	105	104	1	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
(Millions)	June 30,		June 30,
Marketable securities — auction rate securities only	2013	2012	2013	2012
Beginning balance	$7	$5	$7	$4
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	3	(1)	3	—
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance (June 30)	10	4	10	4

Additional losses included in earnings due to reclassifications from other comprehensive income for:
Securities sold during the period ended June 30	—	—	—	—
Securities still held at June 30	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2013 and 2012.

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

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$4,884	$5,116	$4,916	$5,363

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Most of 3M’s fixed-rate bonds were trading at a premium at June 30, 2013 and December 31, 2012 due to lower interest rates and tighter 3M credit spreads compared to levels at issuance.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K dated May 16, 2013, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken accruals and the related insurance receivables:

Liability and Receivable Balances

(Millions)	June 30, 2013	December 31, 2012

Respirator mask/asbestos liabilities	$157	$154
Respirator mask/asbestos insurance receivables	78	87

Environmental remediation liabilities	$26	$29
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$52	$57
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2013, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,130 individual claimants, compared to approximately 2,060 individual claimants with actions pending at December 31, 2012.

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

As a result of the Company’s on-going review of its accruals and the greater cost of resolving claims of persons with more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first six months of 2013 for respirator mask/asbestos liabilities by $24 million, $11 million of which occurred in the second quarter of 2013. In the first six months of 2013, the Company made payments for fees and settlements of $20 million related to the respirator mask/asbestos litigation, $13 million of which occurred in the second quarter of 2013. As of June 30, 2013, the Company had accruals for respirator mask/asbestos liabilities of $130 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, particularly with respect to the Company’s respiratory products that themselves did not contain any harmful materials, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2013, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $78 million. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, pending in the District Court in Ramsey County,

Minnesota, seeks declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint have been dismissed because of settlements they have reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. The Company and the insurers are in the process of negotiating settlement agreements. After the settlement agreements have been executed, the Company will file dismissals with the Court at a hearing scheduled in early August 2013 at which time this matter will be concluded. During the first six months of 2013, the Company received payments of $10 million from settlements with insurers, $2 million of which occurred in the second quarter of 2013.

The Company has unresolved coverage with claims-made carriers for respirator mask claims. Once the claims-made insurance coverage is resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2013, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2013, the Company, through its Aearo subsidiary, has recorded $27 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract.

Developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available coverage limits, and/or (ix) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the amount accrued.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual.

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

3M continues its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work includes groundwater sampling off-site from the 3M Decatur facility as well as at three local landfills used by the facility. The Company shared results from this final phase of sampling work with the EPA in September 2012 and will submit an updated analysis of the sampling work in 2013.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Cottage Grove, Minnesota and Decatur, Alabama plants.

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. Pursuant to a permit issued by ADEM, for approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout the balance of 2013 and is expected to be completed in 2017.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2013.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In May 2013, the Court stayed the case for an unknown period due to the filing of a bankruptcy petition by a co-defendant.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there.

In December 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life and sediments (the “NRD Lawsuit”). The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life and other damages.

In January 2011, the City of Lake Elmo filed a motion to intervene in the NRD Lawsuit and seeks damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion. The court granted the City of Lake Elmo’s motion to intervene in this lawsuit.

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance and negligence. 3M also seeks declaratory relief under MERA.

In May 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State. In October 2012, the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In April 2013, the Minnesota Court of Appeals heard arguments on the appeal, and in July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. Both the State of Minnesota and Covington have appealed the disqualification order to the Minnesota Supreme Court. The trial court stayed the NRD Case for up to 180 days following issuance of the Court of Appeals’ decision to give the State time to secure new counsel. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2013, the Company had recorded liabilities of $26 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2013, the Company had recorded liabilities of $52 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of June 30, 2013, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M completed its acquisition of Cogent, Inc. in December 2010. Several holders of Cogent shares, representing a total of approximately 5.8 million shares, asserted appraisal rights under Delaware law. Trial in Delaware occurred in November 2012, and in July 2013, the Delaware Chancery Court decided that the fair value of Cogent’s shares on the closing date of the acquisition was $10.87 per share (plus pre-judgment interest), slightly more than the $10.50 per share paid at closing. The Court entered its final order on July 23, 2013, triggering the 30 day period for the parties to appeal.

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing was held in July and a decision is expected soon.

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

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, and its subsidiaries, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. In October 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda seeks to recover compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. A non-jury trial occurred in the United States District Court for the Southern District of New York in January 2013. The court is expected to issue its decision in 2013.

Shurtape Technologies, LLC sued 3M in the United States District Court for the Western District of North Carolina, alleging that 3M’s ScotchBlue™ Painter’s Masking Tape with Edge-Lock™ Paint Line Protector, which was introduced in late 2009, infringes Shurtape’s U.S. patent describing masking tape having an absorbent coating applied to the edge of the tape and several of Shurtape’s trademarks. 3M is challenging both Shurtape’s allegations of infringement and the validity of the patent. Trial is anticipated in late 2013 or early 2014. 3M also requested reexamination of the Shurtape patent in the U.S. Patent and Trademark Office (“PTO”). In November 2012, the PTO examiner issued an initial decision in response to 3M’s request that adopted many of 3M’s invalidity arguments and rejected all claims in the Shurtape patent. Shurtape has responded to that initial PTO action and 3M is awaiting the examiner’s decision. If the examiner issues a final rejection of all claims in the patent, Shurtape could still appeal it within the PTO and, ultimately, to the U.S. Court of Appeals for the Federal Circuit.

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

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert is expected to submit his preliminary report to the commercial court by April 30, 2014. Thereafter, the commercial court may take from six months to one year to render its decision.

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. Another customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by the same 3M filters used in that customer’s manufacturing process. The Company has resolved on an amicable basis claims of two other customers arising out of the same issue.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 38,136,553 as of June 30, 2013.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the six months ended June 30, 2013 and 2012.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Cost of sales	$6	$5	$18	$17
Selling, general and administrative expenses	36	31	113	109
Research, development and related expenses	5	6	19	19

Stock-based compensation expenses	$47	$42	$150	$145

Income tax benefits	$(13)	$(12)	$(45)	$(44)

Stock-based compensation expenses, net of tax	$34	$30	$105	$101

The following table summarizes stock option activity during the six months ended June 30, 2013:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	56,565,030	$80.33
Granted:
Annual	6,220,810	101.55
Progressive (Reload)	95,112	102.64
Exercised	(13,301,442)	78.13
Canceled	(95,918)	85.77
June 30	49,483,592	$83.61	64	$1,236
Options exercisable
June 30	37,461,732	$79.87	50	$1,076

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2013, there was $79 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total intrinsic values of stock options exercised were $338 million and $147 million during the six months ended June 30, 2013 and 2012, respectively. Cash received from options exercised was $1.039 billion and $420 million for the six months ended June 30, 2013 and 2012, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $125 million and $55 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2013:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	3,261,562	$85.17
Granted:
Annual	946,774	101.57
Other	38,193	109.82
Vested	(1,035,090)	79.83
Forfeited	(26,212)	89.96
As of June 30	3,185,227	$92.04

As of June 30, 2013, there was $112 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock units and restricted stock that vested during the six months ended June 30, 2013 and 2012 was $106 million and $162 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $40 million and $84 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2013:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	1,089,084	$79.27
Granted	342,131	96.23
Distributed	(506,725)	75.16
Performance change	(29,559)	87.43
Forfeited	(20,845)	91.72
As of June 30	874,086	$87.72

As of June 30, 2013, there was $27 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair value of performance shares that were distributed during the six months ended June 30, 2013 was $52 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $16 million. There were no performance shares distributed or related tax benefits realized during the six months ended June 30, 2012.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net Sales
Industrial	$2,663	$2,499	$5,338	$5,057
Safety and Graphics	1,453	1,421	2,870	2,808
Electronics and Energy	1,340	1,384	2,617	2,704
Health Care	1,336	1,277	2,647	2,552
Consumer	1,098	1,083	2,179	2,143
Corporate and Unallocated	2	1	4	3
Elimination of Dual Credit	(140)	(131)	(269)	(247)
Total Company	$7,752	$7,534	$15,386	$15,020

Operating Income
Industrial	$599	$592	$1,175	$1,183
Safety and Graphics	333	368	668	702
Electronics and Energy	237	282	433	516
Health Care	417	412	821	813
Consumer	235	227	472	464
Corporate and Unallocated	(88)	(124)	(162)	(262)
Elimination of Dual Credit	(31)	(29)	(59)	(54)
Total Company	$1,702	$1,728	$3,348	$3,362

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the consolidated statement of cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 14, 2013, except with respect to our opinion on the consolidated financial statements insofar as it relates to the segment and geographic area reporting realignments discussed in Notes 3, 15, and 16 and adoption of accounting standards regarding disclosures about offsetting assets and liabilities and amounts reclassified out of accumulated other comprehensive income discussed in Notes 1, 5, and 11 as to which the date is May 16, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

August 1, 2013

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

As described in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, during the first quarter of 2013 the Company completed a realignment of its business segments to better serve global markets and customers (refer to Note 13 herein). In addition, during the first quarter of 2013, 3M realigned its geographic area reporting to include Puerto Rico in the United States rather than in the Latin America/Canada region. Segment and geographic information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated statements and notes including in its Current Report on Form 8-K dated May 16, 2013.

Net income attributable to 3M was $1.197 billion, or $1.71 per diluted share, in the second quarter of 2013, compared to $1.167 billion, or $1.66 per diluted share, in the second quarter of 2012. Despite a continued slow-growth economic environment and the strong U.S. dollar, second-quarter 2013 sales increased 2.9 percent to $7.8 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in four of its five business segments. Organic local-currency sales increased 5.7 percent in Health Care, 3.3 percent in Industrial, 2.9 percent in Consumer, and 2.0 percent in Safety and Graphics. Organic local-currency sales declined 2.1 percent in Electronics and Energy. For the company in total, organic local-currency sales grew 2.3 percent, with higher organic volumes contributing 1.7 percent and selling price increases contributing 0.6 percent. Acquisitions added 1.9 percent to sales, driven by the November 2012 acquisition of Ceradyne, Inc. and the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group. Currency impacts reduced sales by 1.3 percent year-on-year, due in large part to a 20 percent weakening of the Japanese yen versus the U.S. dollar.

On a geographic basis, second-quarter 2013 organic local-currency sales growth was led by Latin America/Canada at 8.5 percent. All business segments contributed to this growth, led by Health Care, Safety and Graphics, and Industrial. Organic local-currency sales growth in Asia Pacific was 2.2 percent, with sales growth led by Health Care, and Safety and Graphics. China/Hong Kong organic local-currency sales grew 3.4 percent and Japan declined 2.3 percent. Organic local-currency sales in EMEA increased 1.9 percent, with positive organic growth in Middle East/Africa and Central/East Europe, along with a slight increase in West Europe. This was the first positive organic local-currency sales growth in West Europe since the second quarter of 2011. In EMEA, organic local-currency sales grew in four of the five business segments, led by Health Care and Industrial. Organic sales growth in the United States was 0.8 percent, with positive growth in Health Care, Industrial, and Consumer, and declines in Electronics and Energy, and Safety and Graphics.

Operating income decreased 1.5 percent in the second quarter and operating margins were 22.0 percent, a decrease of 0.9 percentage points year-on-year. These results benefited from the combination of selling price increases and raw material cost decreases, organic volume growth, and lower pension and postretirement benefit costs, with these benefits more than offset by several items, including lower factory utilization levels and the impact of 2012 acquisitions on 2013 operating income margins. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 27.4 percent in the second quarter, down 2.7 percentage points versus last year’s second quarter, which increased earnings per diluted share by approximately 6 cents. Weighted-average diluted shares outstanding in the second quarter of 2013 declined 0.5 percent year-on-year to 699.1 million, which increased earnings per diluted share by approximately 1 cent. Foreign exchange impacts decreased earnings per diluted share by approximately 2 cents.

Net income attributable to 3M was $2.326 billion, or $3.32 per diluted share, in the first six months of 2013, compared to $2.292 billion, or $3.25 per diluted share, in the first six months of 2012. Sales in the first six months of 2013 totaled $15.4 billion, an increase of 2.4 percent, with organic local-currency sales growth of 4.8 percent in Health Care, 3.2 percent in Consumer, 3.1 percent in Industrial, and 2.1 percent in Safety and Graphics. Organic local-currency sales declined 2.1 percent in Electronics and Energy. Geographically, organic local-currency sales increased in all major geographic regions, led by Latin American/Canada at 7.9 percent.

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

The following table contains sales and operating income results by business segment for the three months ended June 30, 2013 and 2012. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2013		2012		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,663	$599	$2,499	$592	6.6%	1.2%
Safety and Graphics	1,453	333	1,421	368	2.3	(9.7)
Electronics and Energy	1,340	237	1,384	282	(3.2)	(16.0)
Health Care	1,336	417	1,277	412	4.6	1.2
Consumer	1,098	235	1,083	227	1.4	3.5
Corporate and Unallocated	2	(88)	1	(124)
Elimination of Dual Credit	(140)	(31)	(131)	(29)
Total Company	$7,752	$1,702	$7,534	$1,728	2.9%	(1.5)%

Sales in the second quarter of 2013 increased 2.9 percent. Organic local-currency sales increased 2.3 percent, acquisitions added 1.9 percent, and foreign currency translation impacts reduced sales by 1.3 percent. Sales increased 6.6 percent in Industrial, 4.6 percent in Health Care, 2.3 percent in Safety and Graphics, and 1.4 percent in Consumer. Sales declined 3.2 percent in Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the second quarter of 2013 were 22.0 percent, compared to 22.9 percent for the second quarter of 2012.

3M generated $2.673 billion of operating cash flows in the first six months of 2013, an increase of $456 million when compared to the first six months of 2012. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first six months of 2013, the Company purchased $1.995 billion of stock, of which a portion was under the previous authorization, compared to $1.163 billion of stock repurchases in the first six months of 2012. As of June 30, 2013, approximately $5.7 billion remained available under the February 2013 repurchase authorization. In February 2013, 3M’s Board of Directors authorized a per-share dividend increase of 7.6 percent for 2013, marking the 55th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 25 percent at both June 30, 2013 and December 31, 2012. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

3M expects to contribute approximately $400 million to $500 million of cash to its global pension and postretirement plans in 2013. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. 3M expects pension and postretirement benefit expense in 2013 to decrease by approximately $100 million pre-tax, or approximately 10 cents per diluted share, when compared to 2012. Refer to Note 8 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and postretirement plans.

There are a few major items that will impact earnings in 2013. As discussed above, 3M expects that a decrease in pension and postretirement expense will increase 2013 earnings, when compared to 2012, by approximately 10 cents per diluted share. 3M currently expects that its effective tax rate for 2013 will be approximately 29.0 to 29.5 percent, compared to 29.0 percent for 2012. Based on June 30, 2013 exchange rates, currency effects are expected to reduce total year 2013 sales by approximately 2.0 percent. Considering these items, 3M currently expects that sales growth and related incremental income, in addition to other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the second quarter or first six months of 2013 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,808	$2,239	$1,777	$930	$(2)	$7,752
% of worldwide sales	36.2%	28.9%	22.9%	12.0%	—	100.0%
Components of net sales change:
Volume — organic	0.7%	3.1%	1.4%	2.4%	—	1.7%
Price	0.1	(0.9)	0.5	6.1	—	0.6
Organic local-currency sales	0.8	2.2	1.9	8.5	—	2.3
Acquisitions	3.4	0.4	2.1	0.7	—	1.9
Translation	—	(3.9)	0.9	(3.2)	—	(1.3)
Total sales change	4.2%	(1.3)%	4.9%	6.0%	—	2.9%

Sales in the second quarter of 2013 increased 2.9 percent when compared to the second quarter of 2012. Organic local-currency sales grew 2.3 percent, led by Latin America/Canada at 8.5 percent. Organic local-currency sales increased 2.2 percent in Asia Pacific, 1.9 percent in Europe, Middle East and Africa and 0.8 percent in the United States. Acquisitions added 1.9 percent to worldwide growth and currency impacts reduced second quarter 2013 worldwide sales growth by 1.3 percent. Worldwide selling prices rose 0.6 percent in the second quarter, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

	Six months ended June 30, 2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$5,512	$4,525	$3,542	$1,812	$(5)	$15,386
% of worldwide sales	35.8%	29.4%	23.0%	11.8%	—	100.0%
Components of net sales change:
Volume — organic	1.2%	3.2%	0.1%	2.7%	—	1.6%
Price	0.4	(1.1)	0.4	5.2	—	0.5
Organic local-currency sales	1.6	2.1	0.5	7.9	—	2.1
Acquisitions	3.2	0.3	2.2	0.5	—	1.8
Translation	—	(3.3)	(0.3)	(4.1)	—	(1.5)
Total sales change	4.8%	(0.9)%	2.4%	4.3%	—	2.4%

Sales in the first six months of 2013 increased 2.4 percent when compared to the first six months of 2012. Organic local-currency sales grew 2.1 percent, with increases of 7.9 percent in Latin America/Canada, 2.1 percent in Asia Pacific, and 1.6 percent in the United States. Organic local-currency sales increased 0.5 percent in Europe, Middle East and Africa, impacted by weakness in West Europe. Acquisitions added 1.8 percent to worldwide growth and currency impacts reduced first six months 2013 worldwide sales growth by 1.5 percent. Worldwide selling prices rose 0.5 percent in the first six months, despite selling price declines in 3M’s optical systems business.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2013	2012	Change	2013	2012	Change
Cost of sales	51.7%	51.4%	0.3%	51.8%	51.6%	0.2%
Selling, general and administrative expenses	20.8	20.3	0.5	20.8	20.5	0.3
Research, development and related expenses	5.5	5.4	0.1	5.6	5.5	0.1
Operating income	22.0%	22.9%	(0.9)%	21.8%	22.4%	(0.6)%

As discussed in the overview section, 3M expects its global pension and postretirement expense to decrease $100 million for total year 2013 when compared to 2012, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s Current Report on Form 8-K dated May 16, 2013 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations) for background concerning this reduction. The year-on-year decrease in pension and postretirement expense for the second quarter and first six months was $18 million and $60 million, respectively. The first six months included a year-on-year benefit related to a $26 million charge in the first quarter of 2012 for a voluntary early retirement incentive program (discussed in Note 8).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.7 percent in the second quarter of 2013 and 51.8 percent in the first six months of 2013, both up slightly from the same periods last year. Cost of sales as a percent of sales increased due to lower factory utilization and the impact of 2012 acquisitions. These impacts were partially offset by the combination of selling price increases and raw material cost decreases, lower pension and postretirement costs (of which a portion impacts cost of sales), in addition to organic volume increases.

Selling, General and Administrative Expenses:

SG&A increased 5.4 percent in the second quarter of 2013 when compared to the second quarter of 2012. Second quarter 2013 SG&A included strategic investments in enterprise resource planning (ERP) and business transformation efforts, in addition to increases from acquired businesses that were not in 3M’s second-quarter 2012 spending (Ceradyne, Inc. and Federal Signal Technologies), which were partially offset by lower pension and postretirement expense. SG&A increased 3.9 percent in the first six months of 2013, impacted by these same factors. SG&A, measured as a percent of sales, increased 0.3 percentage points to 20.8 percent in the first six months of 2013, compared to 20.5 in the same period last year.

Research, Development and Related Expenses:

R&D expense increased approximately 5 percent in both the second quarter and first six months of 2013 when compared to the same periods last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation. In addition, 2013 R&D included increases from acquired businesses which were not in 3M’s first six months 2012 spending (Ceradyne, Inc. and Federal Signal Technologies). These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.6 percent of sales in the first six months of 2013, compared to 5.5 percent of sales in the first six months of 2012.

Operating Income:

Operating income margins were 22.0 percent in the second quarter of 2013 compared to 22.9 in the second quarter of 2012, a decrease of 0.9 percentage points. These results included a 0.8 percentage point benefit from the combination of selling price increases and raw material cost decreases. Selling prices rose 0.6 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. In addition, cost of sales reflected a 0.2 percentage point benefit from operating income leverage on organic volume growth, and a 0.1 percentage point benefit from lower year-on-year pension and postretirement benefit costs. Items that reduced operating income margins included a 0.5 percentage point impact from lower factory utilization (which is an improvement from first quarter) and acquisition impacts, which decreased operating income margins by 0.4 percentage points. In addition, there was a 0.4 percentage point impact from strategic investments in ERP and business transformation efforts, along with more R&D aimed at disruptive innovation, which are all expected to strengthen 3M for the future. Finally, the combination of the recently enacted medical device tax in the U.S., foreign exchange impacts, and other factors reduced operating income margins by 0.7 percentage points.

Operating income margins were 21.8 percent in the first six months of 2013 compared to 22.4 in the first six months of 2012, a decrease of 0.6 percentage points. These results included a 0.9 percentage point benefit from the combination of selling price increases and raw material cost decreases. Selling prices rose 0.5 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. In addition, cost of sales reflected a 0.3 percentage point benefit from lower year-on-year pension and postretirement benefit costs, and a 0.2 percentage point benefit from operating income leverage on organic volume growth. Items that reduced operating income margins included a 0.7 percentage point impact from lower factory utilization, and acquisition impacts, which decreased operating income margins by 0.4 percentage points. Finally, the combination of strategic investments in ERP and business transformation efforts, along with more R&D aimed at disruptive innovation, the recently enacted medical device tax in the U.S., and other factors reduced operating income margins by 0.9 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Interest expense	$41	$43	$80	$83
Interest income	(10)	(10)	(20)	(19)
Total	$31	$33	$60	$64

Interest expense was slightly lower in the second quarter and first six months of 2013 compared to the same periods last year, primarily due to lower interest rates, partially offset by higher average debt balances. Interest income was relatively flat year-on-year when comparing the second quarter and first six months of 2013 to the same periods last year, as higher average cash balances were offset by lower interest rates.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2013	2012	2013	2012
Effective tax rate	27.4%	30.1%	28.2%	29.5%

The effective tax rate for the second quarter of 2013 was 27.4 percent, compared to 30.1 percent in the second quarter of 2012, a decrease of 2.7 percentage points. This decrease was due to several factors, which included benefits realized for certain future deductions, international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, and adjustments to 3M’s income tax reserves.

The effective tax rate for the first six months of 2013 was 28.2 percent, compared to 29.5 percent in the first six months of 2012, a decrease of 1.3 percentage points. Factors which decreased the Company’s effective tax rate by 3.0 percentage points for the first six months of 2013 when compared to the same period for 2012 included international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), benefits realized for certain future deductions, and the reinstatement of the U.S. research and development credit in 2013. This decrease was partially offset by a 1.7 percentage point increase as a result of adjustments to 3M’s reserves for the first six months of 2013 when compared to the same period for 2012. Refer to Note 6 for further discussion of income taxes.

The Company currently expects that its effective tax rate for total year 2013 will be approximately 29.0 to 29.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the estimated current year geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net income attributable to noncontrolling interest	$16	$19	$34	$35

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of June 30, 2013, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $12 million for the three months ended June 30, 2013 and decreased net income attributable to 3M by approximately $18 million for the six months ended June 30, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $3 million for three months ended June 30, 2013 and increased net income attributable to 3M by approximately $10 million for the six months ended June 30, 2013.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 13. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

In addition to these five operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 13. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated operating expenses decreased by $36 million and $100 million in the second quarter and first six months of 2013, respectively, when compared to the same periods last year. A majority of this decrease was due to lower pension and postretirement benefit expense. In addition, while the implementation of 3M’s ERP system has increased spending in total, the transition of the ERP system from the development stage into deployment has resulted in more ERP costs being borne by the business segments rather than Corporate.

Information related to 3M’s business segments for the second quarter and first six months of both 2013 and 2012 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (millions)	$2,663	$2,499	$5,338	$5,057
Sales change analysis:
Organic local currency	3.3%	4.4%	3.1%	5.7%
Acquisitions	4.6	0.2	4.1	1.7
Translation	(1.3)	(5.2)	(1.6)	(3.3)
Total sales change	6.6%	(0.6)%	5.6%	4.1%

Operating income (millions)	$599	$592	$1,175	$1,183
Percent change	1.2%	13.5%	(0.7)%	16.3%
Percent of sales	22.5%	23.7%	22.0%	23.4%

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

Second quarter of 2013:

Sales in Industrial totaled $2.7 billion, up 6.6 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent, acquisitions added 4.6 percent, and foreign currency translation reduced sales by 1.3 percent. On an organic local-currency basis, most of Industrial’s businesses experienced sales growth in the second quarter. Sales growth was led by aerospace, followed by automotive aftermarket, liquid filtration, industrial adhesives and tapes, and automotive OEM. Acquisition growth related to the November 2012 acquisition of Ceradyne, Inc., which is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Geographically, organic local-currency sales increased 9 percent in Latin America/Canada, 3 percent in both the United States and EMEA, and 2 percent in Asia Pacific.

Operating income was $599 million in the second quarter, up 1.2 percent year-on-year. Operating income margins decreased by 1.2 percentage points to 22.5 percent. This decline in margins partially related to the Ceradyne acquisition, which reduced operating income margins by 0.7 percentage points.

First six months of 2013:

Sales in Industrial totaled $5.3 billion, up 5.6 percent in U.S. dollars. Organic local-currency sales increased 3.1 percent, acquisitions added 4.1 percent, and foreign currency translation reduced sales by 1.6 percent. On an organic local-currency basis, most of Industrial’s businesses experienced sales growth in the second quarter. Sales growth was led by aerospace, followed by industrial adhesives and tapes, liquid filtration, and the personal care division. Organic local-currency sales declined in advanced materials. Acquisition growth related to the November 2012 acquisition of Ceradyne, Inc.

Geographically, organic local-currency sales increased 7 percent in Latin America/Canada, 3 percent in both the United States and Asia Pacific, and 1 percent in EMEA.

Operating income was $1.2 billion in the first six months, down 0.7 percent year-on-year. Operating income margins decreased by 1.4 percentage points to 22.0 percent. This decline in margins partially related to the Ceradyne acquisition, which reduced operating income margins by 0.8 percentage points.

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (millions)	$1,453	$1,421	$2,870	$2,808
Sales change analysis:
Organic local currency	2.0%	3.3%	2.1%	4.3%
Acquisitions	1.9	—	2.0	—
Translation	(1.6)	(5.0)	(1.9)	(3.2)
Total sales change	2.3%	(1.7)%	2.2%	1.1%

Operating income (millions)	$333	$368	$668	$702
Percent change	(9.7)%	3.6%	(4.9)%	5.2%
Percent of sales	22.9%	25.9%	23.3%	25.0%

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

Second quarter of 2013:

Sales in Safety and Graphics totaled $1.5 billion, up 2.3 percent in U.S. dollars. Organic local-currency sales increased 2.0 percent, acquisitions added 1.9 percent, and foreign currency translation reduced sales by 1.6 percent. On an organic local-currency basis, sales growth was led by commercial graphics, personal safety, architectural markets, and building and commercial services. Organic local-currency sales declined in roofing granules and traffic safety and security systems.  Acquisition growth related to the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services.

Organic local-currency sales increased 9 percent in Latin America/Canada, 7 percent in Asia Pacific, and 1 percent in the EMEA. Organic local-currency sales declined 3 percent in the United States.

Operating income in the second quarter of 2013 totaled $333 million, down 9.7 percent. Operating income margins were 22.9 percent of sales, compared to 25.9 percent in the second quarter of 2012. This decline in margins partially related to the Federal Signal Technologies Group acquisition, which reduced operating income margins by 0.9 percentage points. 3M is also investing to accelerate growth in this business, particularly in personal safety and in the mining, oil and gas businesses.

First six months of 2013:

Sales in Safety and Graphics totaled $2.9 billion, up 2.2 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent, acquisitions added 2.0 percent, and foreign currency translation reduced sales by 1.9 percent. On an organic local-currency basis, sales growth was led by commercial graphics, architectural markets, personal safety, and building and commercial services. Organic local-currency sales declined in roofing granules and traffic safety and security systems. Acquisition growth related to the September 2012 purchase of assets that comprised the business of Federal Signal Technologies Group.

Organic local-currency sales increased 10 percent in Latin America/Canada and 5 percent in Asia Pacific. Organic local-currency sales declined 1 percent in both the United States and EMEA.

Operating income in the first six months of 2013 totaled $668 million, down 4.9 percent. Operating income margins were 23.3 percent of sales, compared to 25.0 percent in the first six months of 2012. This decline in margins partially related to the Federal Signal Technologies Group acquisition, which reduced operating income margins by 0.8 percentage points. 3M is also investing to accelerate growth in this business, particularly in personal safety and in the mining, oil and gas businesses. In addition, in the first quarter of 2013, 3M incurred some restructuring expenses in the traffic safety and security business.

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (millions)	$1,340	$1,384	$2,617	$2,704
Sales change analysis:
Organic local currency	(2.1)%	(6.3)%	(2.1)%	(8.2)%
Translation	(1.1)	(2.1)	(1.1)	(1.1)
Total sales change	(3.2)%	(8.4)%	(3.2)%	(9.3)%

Operating income (millions)	$237	$282	$433	$516
Percent change	(16.0)%	(13.7)%	(16.1)%	(19.3)%
Percent of sales	17.7%	20.4%	16.5%	19.1%

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

Second quarter of 2013:

Electronics and Energy sales totaled $1.3 billion, down 3.2 percent in U.S. dollars. Organic local-currency sales decreased 2.1 percent, and foreign currency translation reduced sales by 1.1 percent. Organic local-currency sales decreased approximately 1 percent in 3M’s electronics-related businesses. Consumer electronics end-market demand was fairly weak throughout the first half of 2013, but the market appears to have stabilized. 3M expects third quarter sales to show recovery. High end-market inventories at year-end 2012 decreased as the first half progressed, with some modest excess still remaining in the handheld space. Organic local-currency sales declined approximately 4 percent in 3M’s energy-related businesses, as weakness in renewable energy more than offset sales gains in electrical markets. About 60 percent of this segment is electronics-related and about 40 percent is energy-related.

On a geographic basis, organic local-currency sales increased slightly in Latin America/Canada. Organic local-currency sales declined 3 percent in the United States, and 2 percent in both Asia Pacific and EMEA.

Operating income decreased 16.0 percent to $237 million in the second quarter of 2013. Operating income margins were 17.7 percent, but did show improvement from the 15.3 percent margin in the first quarter of 2013. The operating margin decline when compared to second quarter last year was primarily attributable to lower factory utilization and year-on-year organic local-currency sales declines.

First six months of 2013:

Electronics and Energy sales totaled $2.6 billion, down 3.2 percent in U.S. dollars. Organic local-currency sales decreased 2.1 percent, and foreign currency translation reduced sales by 1.1 percent. Organic local-currency sales decreased approximately 3 percent in 3M’s electronics-related businesses. Organic local-currency sales declined approximately 1 percent in 3M’s energy businesses, where weakness in renewable energy and communication markets more than offset sales gains in electrical markets.

On a geographic basis, organic local-currency sales increased 2 percent in Latin America/Canada. Organic local-currency sales declined approximately 2 percent in EMEA, the United States, and Asia Pacific.

Operating income decreased 16.1 percent to $433 million in the first six months of 2013. Operating income margins were 16.5 percent, compared to 19.1 percent in the first six months of 2012. The operating margin decline was primarily attributable to lower factory utilization and year-on-year organic local-currency sales declines.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (millions)	$1,336	$1,277	$2,647	$2,552
Sales change analysis:
Organic local currency	5.7%	5.4%	4.8%	4.3%
Acquisitions	—	0.4	0.2	0.2
Translation	(1.1)	(4.7)	(1.3)	(3.0)
Total sales change	4.6%	1.1%	3.7%	1.5%

Operating income (millions)	$417	$412	$821	$813
Percent change	1.2%	13.3%	1.0%	11.2%
Percent of sales	31.2%	32.3%	31.0%	31.9%

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

Second quarter of 2013:

Health Care sales totaled $1.3 billion, an increase of 4.6 percent in U.S. dollars. Organic local-currency sales increased 5.7 percent, and foreign currency translation reduced sales by 1.1 percent. Organic local-currency sales growth was led by health information systems, food safety, critical and chronic care, oral care, and infection prevention. Organic local-currency sales declined in drug delivery.

On a geographic basis, organic local-currency sales increased 14 percent in Latin America/Canada, 10 percent in Asia Pacific, 4 percent in EMEA, and 3 percent in the United States. Health Care organic local-currency sales grew 15 percent in developing markets. In developed markets, Health Care organic local-currency sales grew 8 percent in Japan and 3 percent in both the United States and West Europe.

Operating income increased 1.2 percent to $417 million. Operating income margins were 31.2 percent in the second quarter of 2013, compared to 32.3 percent in the second quarter of 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the recently enacted U.S. medical device tax, which impacted operating income margins by 0.4 percentage points.

First six months of 2013:

Health Care sales totaled $2.6 billion, an increase of 3.7 percent in U.S. dollars. Organic local-currency sales increased 4.8 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 1.3 percent. Organic local-currency sales growth was led by health information systems, food safety, critical and chronic care, oral care, and infection prevention. Organic local-currency sales declined in drug delivery. In April 2012, 3M further strengthened its health information systems business by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers.

On a geographic basis, organic local-currency sales increased 13 percent in Latin America/Canada, 9 percent in Asia Pacific, 4 percent in EMEA, and 2 percent in the United States.

Operating income increased 1.0 percent to $821 million. Operating income margins were 31.0 percent in the first six months of 2013, compared to 31.9 percent in the first six months of 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the U.S. medical device tax, which impacted operating income margins by 0.4 percentage points.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales (millions)	$1,098	$1,083	$2,179	$2,143
Sales change analysis:
Organic local currency	2.9%	2.7%	3.2%	2.3%
Acquisitions	—	2.6	—	2.8
Divestitures	(0.1)	—	—	—
Translation	(1.4)	(3.4)	(1.5)	(2.1)
Total sales change	1.4%	1.9%	1.7%	3.0%

Operating income (millions)	$235	$227	$472	$464
Percent change	3.5%	9.6%	1.7%	8.9%
Percent of sales	21.4%	21.0%	21.7%	21.6%

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

Second quarter of 2013:

Sales in Consumer totaled $1.1 billion, up 1.4 percent in U.S. dollars. Organic local-currency sales increased 2.9 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.4 percent. On an organic local-currency basis, sales growth was led by consumer health care, where 3M’s Ace® and Futuro® brands showed good growth in the second quarter. In addition, Consumer posted positive local-currency sales growth in home care, stationery and office supplies, and the construction and home improvement businesses. In the second quarter, 3M began to see the impact of the back-to-school season, helped by several new Scotch® and Command™ products.

On a geographic basis, organic local-currency sales increased 7 percent in Latin America/Canada, 4 percent in Asia Pacific and 2 percent in the United States. Organic local-currency sales increased slightly in EMEA. Organic local-currency growth was 7 percent in developing markets. Like Health Care, Consumer is one of 3M’s most significant growth opportunities in developing markets, as retail sectors expand along with a growing middle class.

Consumer operating income was $235 million, up 3.5 percent from the second quarter last year. Operating income margins were 21.4 percent, compared to 21.0 percent in the same period last year.

As discussed in Note 2, in June 2013, 3M completed the sale of the Scientific Anglers and Ross Reels businesses to The Orvis Company Inc. based in Manchester, Vermont.

First six months of 2013:

Sales in Consumer totaled $2.2 billion, up 1.7 percent in U.S. dollars. Organic local-currency sales increased 3.2 percent, and foreign currency translation reduced sales by 1.5 percent. On an organic local-currency basis, sales growth was led by the consumer health care, home care, and the construction and home improvement businesses.

On a geographic basis, organic local-currency sales increased 6 percent in both Latin America/Canada and Asia Pacific, and 4 percent in the United States. Organic local-currency sales declined 3 percent in EMEA.

Consumer operating income was $472 million, up 1.7 percent from the first six months last year. Operating income margins were 21.7 percent, up slightly from the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

As indicated in the following table, 3M’s net debt at June 30, 2013 was $152 million. This compared to net debt of $308 million at December 31, 2012. At June 30, 2013, 3M had $5.794 billion of cash, cash equivalents, and marketable securities and $5.946 billion of debt. Debt included $4.884 billion of long-term debt and $1.062 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes $850 million (principal amount) of medium-term notes due in August 2013. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, for acquisitions, and to fund share repurchase activities. In 2012, the Company acquired Ceradyne, Inc. and other businesses for approximately $1.0 billion. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong level of cash, cash equivalents and marketable securities. 2012 acquisitions are discussed in Note 2 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

	June 30,	December 31,
(Millions)	2013	2012

Total Debt	$5,946	$6,001
Less: Cash and cash equivalents and marketable securities	5,794	5,693
Net Debt	$152	$308

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

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $2.673 billion in the first six months of 2013 was utilized for items such as 3M common stock repurchases, net of issuances ($892 million), dividends paid to shareholders ($876 million) and capital spending ($718 million). The Company does not utilize derivative instruments linked to the Company’s stock.

At June 30, 2013 and December 31, 2012, cash, cash equivalents and marketable securities held internationally totaled $4.3 billion and $3.7 billion, respectively, and in the United States totaled $1.5 billion and $2.0 billion, respectively. Cash available in the United States has historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.648 billion at June 30, 2013, compared with $7.430 billion at December 31, 2012. Working capital increases were primarily attributable to increases in accounts receivable and decreases in accrued payroll, partially offset by net decreases in the combination of cash, cash equivalents and the current portion of marketable securities, in addition to increases in accounts payable.

Primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. The Company maintains a commercial paper program that allows 3M to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of June 30, 2013 and December 31, 2012, 3M had no outstanding commercial paper. During July 2013, 3M resumed commercial paper funding and expects to maintain a consistent presence in the market, as it manages the U.S. cash balance, and believes it is unlikely that its access to the commercial paper market will be restricted. The Company had elected to access the longer term debt market without relying on commercial paper from late 2008 until July this year.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at June 30, 2013. In August 2012, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $200 million committed credit facility that was entered into in August 2011. As of June 30, 2013, 3M letters of credit issued under this $150 million committed facility totaled $121 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement with JP Morgan Chase Bank, which is fully drawn as of June 30, 2013. Apart from the committed facilities, an additional $106 million in stand-alone letters of credit was also issued and outstanding at June 30, 2013. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2013, this ratio was approximately 46 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s cash and cash equivalents balance at June 30, 2013 totaled $2.942 billion, with an additional $2.852 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2013, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. As of June 30, 2013, approximately $5.7 billion remained available under the February 2013 repurchase authorization.

In 2013, the Company plans to contribute an amount in the range of $400 million to $500 million of cash to its pension and postretirement plans. For the six months ended June 30, 2013, contributions totaling $168 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary contributions could vary significantly depending on the U.S. qualified plans’ funded status as of the 2013 measurement date and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.7 at June 30, 2013, down from 4.8 at both December 31, 2012 and June 30, 2012. Receivables increased $481 million, or 12 percent, compared with December 31, 2012, with higher June 2013 sales compared to December 2012 sales contributing to this increase. Inventories increased $82 million, or 2 percent, compared with December 31, 2012, reflecting in part an increase in organic sales volume. At June 30, 2013 compared with December 31, 2012, currency translation decreased accounts receivable by $136 million and inventories by $98 million. As indicated in the next section (cash flows from operating activities), accounts receivable increased at a slightly higher level and inventories increased at a lower level when compared to the first six months of 2012. Accounts payable increased $158 million compared with December 31, 2012, with the increase primarily related to changes in business activity partially offset by currency translation, which reduced accounts payable by $46 million.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2013	2012

Net income including noncontrolling interest	$2,360	$2,327
Depreciation and amortization	671	634
Company pension contributions	(168)	(609)
Company postretirement contributions	(3)	(63)
Company pension expense	221	277
Company postretirement expense	54	58
Stock-based compensation expense	150	145
Income taxes (deferred and accrued income taxes)	203	312
Excess tax benefits from stock-based compensation	(51)	(41)
Accounts receivable	(628)	(553)
Inventories	(167)	(268)
Accounts payable	199	150
Product and other insurance receivables and claims	19	(63)
Other — net	(187)	(89)
Net cash provided by operating activities	$2,673	$2,217

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2013, cash flows provided by operating activities increased $456 million compared to the first six months of 2012. Operating cash flows benefited year-on-year from $501 million of lower pension and postretirement plans contributions and lower year-on-year working capital requirements, which were offset in part by higher year-on-year tax payments. Working capital (which includes accounts receivable, inventories and accounts payable) increased $596 million in the first six months of 2013 compared to working capital increases of $671 million in the first six months of 2012. The category “Other-net” in the preceding table reflects changes in other assets and liabilities accounts, which in the first six months of both 2013 and 2012 partially relates to reductions in accrued payroll, driven by annual incentive plan payments. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the six months ended June 30, 2013 and 2012.

	Six months ended
	June 30,
(Millions)	2013	2012

Net cash provided by operating activities	$2,673	$2,217
Purchases of property, plant and equipment (PP&E)	(718)	(619)
Free Cash Flow	$1,955	$1,598

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2013	2012

Purchases of property, plant and equipment (PP&E)	$(718)	$(619)
Proceeds from sale of PP&E and other assets	18	8
Acquisitions, net of cash acquired	—	(144)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(52)	(103)
Other investing	12	4
Net cash used in investing activities	$(740)	$(854)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $718 million in the first six months of 2013, an increase of $99 million when compared to the first six months of 2012. The Company expects 2013 capital spending to be approximately $1.6 to $1.8 billion. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.852 billion as of June 30, 2013. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $52 million in the first six months of 2013 and $103 million in the first six months of 2012. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2013	2012

Change in short-term debt — net	$(12)	$(34)
Repayment of debt (maturities greater than 90 days)	(12)	(18)
Proceeds from debt (maturities greater than 90 days)	11	1,244
Total cash change in debt	$(13)	$1,192
Purchases of treasury stock	(1,995)	(1,163)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	1,103	479
Dividends paid to stockholders	(876)	(820)
Excess tax benefits from stock-based compensation	51	41
Other — net	3	—
Net cash used in financing activities	$(1,727)	$(271)

Total debt at June 30, 2013, was $5.9 billion, down slightly from $6.0 billion at year-end 2012. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at both June 30, 2013 and year-end 2012. Changes in short-term debt and repayment of debt in the first six months of 2013 and first six months of 2012 were minimal. Proceeds from debt in the first six months of 2013 were minimal. Proceeds from debt in the first six months of 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first six months of 2013, the Company purchased $1.995 billion of stock, of which a portion was under the previous authorization, compared to $1.163 billion of stock repurchases in the first six months of 2012. The Company expects full-year 2013 gross share repurchases will be in the range of $3.5 billion to $4.5 billion, significantly higher than prior years. 3M is increasing purchases as it already has a strong capital structure and is generating substantial free cash flow, which it expects to continue. In addition, rising interest rates are positively impacting 3M’s already well-funded pension status, and 3M has not closed any new acquisitions in the first half of 2013. As of June 30, 2013, approximately $5.7 billion remained available under the February 2013 repurchase authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to stockholders totaled $876 million in the first six months of 2013 compared to $820 million in the first six months of 2012. 3M has paid dividends since 1916. In February 2013, the Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. This marked the 55th consecutive year of dividend increases.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to

•                  the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•                  worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters affecting the operations of the Company or our suppliers and customers,

•                  new business opportunities, product development, and future performance or results of current or anticipated products,

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2013. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 11, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s current ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2013	1,664,478	$97.17	1,634,216	$2,306
February 1-28, 2013	3,199,508	$103.21	2,644,039	$7,227
March 1-31, 2013	2,995,946	$105.13	2,981,063	$6,913
Total January 1-March 31, 2013	7,859,932	$102.66	7,259,318	$6,913
April 1-30, 2013	2,739,109	$105.56	2,730,861	$6,625
May 1-31, 2013	6,626,563	$110.46	6,594,113	$5,897
June 1-30, 2013	1,930,590	$109.34	1,930,331	$5,685
Total April 1-June 30, 2013	11,296,262	$109.08	11,255,305	$5,685
Total January 1-June 30, 2013	19,156,194	$106.45	18,514,623	$5,685

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed with the SEC on August 1, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2013 and 2012 (iii) the Consolidated Balance Sheet at June 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 1, 2013

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)