Form 10-Q
period 2013-09-30
3M CO
filed 2013-10-31
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Stock, $0.01 par value per share	673,269,679 shares

This document (excluding exhibits) contains 76 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 73.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2013

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2013	2012	2013	2012
Net sales	$7,916	$7,497	$23,302	$22,517
Operating expenses
Cost of sales	4,148	3,935	12,130	11,694
Selling, general and administrative expenses	1,609	1,487	4,808	4,567
Research, development and related expenses	420	397	1,277	1,216
Total operating expenses	6,177	5,819	18,215	17,477
Operating income	1,739	1,678	5,087	5,040

Interest expense and income
Interest expense	33	44	113	127
Interest income	(10)	(10)	(30)	(29)
Total interest expense — net	23	34	83	98

Income before income taxes	1,716	1,644	5,004	4,942
Provision for income taxes	471	464	1,399	1,435
Net income including noncontrolling interest	$1,245	$1,180	$3,605	$3,507

Less: Net income attributable to noncontrolling interest	15	19	49	54

Net income attributable to 3M	$1,230	$1,161	$3,556	$3,453

Weighted average 3M common shares outstanding — basic	679.8	693.0	686.4	694.7
Earnings per share attributable to 3M common shareholders — basic	$1.81	$1.68	$5.18	$4.97

Weighted average 3M common shares outstanding — diluted	691.8	703.1	697.7	703.9
Earnings per share attributable to 3M common shareholders — diluted	$1.78	$1.65	$5.10	$4.91

Cash dividends paid per 3M common share	$0.635	$0.59	$1.905	$1.77

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net income including noncontrolling interest	$1,245	$1,180	$3,605	$3,507
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	284	412	(393)	211
Defined benefit pension and postretirement plans adjustment	92	96	268	291
Debt and equity securities, unrealized gain (loss)	2	3	(2)	4
Cash flow hedging instruments, unrealized gain (loss)	(24)	(36)	8	(28)
Total other comprehensive income (loss), net of tax	354	475	(119)	478
Comprehensive income (loss) including noncontrolling interest	1,599	1,655	3,486	3,985
Comprehensive (income) loss attributable to noncontrolling interest	(13)	(30)	10	(55)
Comprehensive income (loss) attributable to 3M	$1,586	$1,625	$3,496	$3,930

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,340	$2,883
Marketable securities — current	971	1,648
Accounts receivable — net	4,594	4,061
Inventories
Finished goods	1,799	1,754
Work in process	1,213	1,186
Raw materials and supplies	936	897
Total inventories	3,948	3,837
Other current assets	1,429	1,201
Total current assets	13,282	13,630

Marketable securities — non-current	1,547	1,162
Investments	150	163
Property, plant and equipment	22,869	22,525
Less: Accumulated depreciation	(14,421)	(14,147)
Property, plant and equipment — net	8,448	8,378
Goodwill	7,342	7,385
Intangible assets — net	1,745	1,925
Prepaid pension benefits	24	16
Other assets	1,066	1,217
Total assets	$33,604	$33,876

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,244	$1,085
Accounts payable	1,718	1,762
Accrued payroll	688	701
Accrued income taxes	373	371
Other current liabilities	2,416	2,281
Total current liabilities	7,439	6,200

Long-term debt	3,533	4,916
Pension and postretirement benefits	2,694	3,086
Other liabilities	1,686	1,634
Total liabilities	$15,352	$15,836

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,309	4,044
Retained earnings	32,412	30,679
Treasury stock, at cost: 270,763,377 shares at September 30, 2013; 256,941,406 shares at December 31, 2012	(14,124)	(12,407)
Accumulated other comprehensive income (loss)	(4,810)	(4,750)
Total 3M Company shareholders’ equity	17,796	17,575
Noncontrolling interest	456	465
Total equity	$18,252	$18,040

Total liabilities and equity	$33,604	$33,876

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2013	2012
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,605	$3,507
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,014	956
Company pension and postretirement contributions	(385)	(918)
Company pension and postretirement expense	414	490
Stock-based compensation expense	197	181
Deferred income taxes	(54)	89
Excess tax benefits from stock-based compensation	(68)	(53)
Changes in assets and liabilities
Accounts receivable	(643)	(493)
Inventories	(155)	(368)
Accounts payable	(26)	141
Accrued income taxes (current and long-term)	25	(48)
Product and other insurance receivables and claims	37	(11)
Other — net	(137)	89
Net cash provided by operating activities	3,824	3,562

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,122)	(977)
Proceeds from sale of PP&E and other assets	86	15
Acquisitions, net of cash acquired	—	(248)
Purchases of marketable securities and investments	(3,589)	(4,313)
Proceeds from sale of marketable securities and investments	1,946	1,778
Proceeds from maturities of marketable securities	1,956	1,597
Proceeds from sale of businesses	8	—
Other investing	13	14
Net cash used in investing activities	(702)	(2,134)

Cash Flows from Financing Activities
Change in short-term debt — net	607	(36)
Repayment of debt (maturities greater than 90 days)	(853)	(18)
Proceeds from debt (maturities greater than 90 days)	12	1,251
Purchases of treasury stock	(3,538)	(1,490)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,372	772
Dividends paid to shareholders	(1,307)	(1,228)
Excess tax benefits from stock-based compensation	68	53
Other — net	(4)	(18)
Net cash used in financing activities	(3,643)	(714)

Effect of exchange rate changes on cash and cash equivalents	(22)	96

Net increase (decrease) in cash and cash equivalents	(543)	810
Cash and cash equivalents at beginning of year	2,883	2,219
Cash and cash equivalents at end of period	$2,340	$3,029

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (insignificant for the three months ended September 30, 2013; 2.6 million average options for the nine months ended September 30, 2013; 6.3 million average options for the three months ended September 30, 2012; and 15.6 million average options for the nine months ended September 30, 2012). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2013	2012	2013	2012
Numerator:
Net income attributable to 3M	$1,230	$1,161	$3,556	$3,453

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	679.8	693.0	686.4	694.7

Dilution associated with the Company’s stock-based compensation plans	12.0	10.1	11.3	9.2

Denominator for weighted average 3M common shares outstanding — diluted	691.8	703.1	697.7	703.9

Earnings per share attributable to 3M common shareholders — basic	$1.81	$1.68	$5.18	$4.97
Earnings per share attributable to 3M common shareholders — diluted	$1.78	$1.65	$5.10	$4.91

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

There were no business combinations that closed during the nine months ended September 30, 2013. Adjustments in the first nine months of 2013 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2012 acquisition of Ceradyne, Inc. The allocation of purchase price related to the acquisition of Ceradyne, Inc. in November 2012 is considered preliminary, largely with respect to certain acquired property, plant and equipment, tax-related items and certain other liabilities. Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K) for more information on 3M’s 2012 acquisitions.

Divestitures:

In June 2013, 3M (Consumer Business) completed the sale of its Scientific Anglers and Ross Reels businesses to The Orvis Company, Inc. based in Manchester, Vermont.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first nine months of 2013. The acquisition activity in the following table includes the net impacts of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $3 million. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2012 and September 30, 2013, follow:

Goodwill

	December 31, 2012	Acquisition	Translation	September 30, 2013
(Millions)	Balance	activity	and other	Balance
Industrial	$2,174	$3	$(19)	$2,158
Safety and Graphics	1,751	—	(9)	1,742
Electronics and Energy	1,622	—	(6)	1,616
Health Care	1,598	—	(2)	1,596
Consumer	240	—	(10)	230
Total Company	$7,385	$3	$(46)	$7,342

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

Acquired Intangible Assets

3M did not complete any business combinations during the nine months ended September 30, 2013. As a result, gross balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2013, and December 31, 2012, follow:

	September 30,	December 31,
(Millions)	2013	2012
Patents	$599	$596
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,447	2,456
Total gross carrying amount	$3,046	$3,052

Accumulated amortization — patents	(448)	(421)
Accumulated amortization — other	(982)	(833)
Total accumulated amortization	$(1,430)	$(1,254)

Total finite-lived intangible assets — net	$1,616	$1,798

Non-amortizable intangible assets (primarily tradenames)	129	127
Total intangible assets — net	$1,745	$1,925

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2013 and 2012 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Amortization expense	$59	$60	$179	$176

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2013:

	Remainder
	of						After
(Millions)	2013	2014	2015	2016	2017	2018	2018
Amortization expense	$59	$214	$200	$186	$171	$154	$632

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

Net income	1,245		1,230			15
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	284				286	(2)
Defined benefit pension and post-retirement plans adjustment	92				92	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	(24)				(24)	—
Total other comprehensive income (loss), net of tax	354
Dividends paid	(431)		(431)
Stock-based compensation, net of tax impacts	66	66
Reacquired stock	(1,570)			(1,570)
Issuances pursuant to stock option and benefit plans	269		(103)	372
Balance at September 30, 2013	$18,252	$4,318	$32,412	$(14,124)	$(4,810)	$456

Nine months ended September 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	3,605		3,556			49
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(393)				(334)	(59)
Defined benefit pension and post-retirement plans adjustment	268				268	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain (loss)	8				8	—
Total other comprehensive income (loss), net of tax	(119)
Dividends paid	(1,307)		(1,307)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	258	258
Reacquired stock	(3,609)			(3,609)
Issuances pursuant to stock option and benefit plans	1,376		(516)	1,892
Balance at September 30, 2013	$18,252	$4,318	$32,412	$(14,124)	$(4,810)	$456

Three months ended September 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2012	$16,873	$3,963	$29,465	$(12,010)	$(5,012)	$467

Net income	1,180		1,161			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	412				401	11
Defined benefit pension and post-retirement plans adjustment	96				96	—
Debt and equity securities - unrealized gain (loss)	3				3	—
Cash flow hedging instruments - unrealized gain (loss)	(36)				(36)	—
Total other comprehensive income (loss), net of tax	475
Dividends paid	(408)		(408)
Stock-based compensation, net of tax impacts	44	44
Reacquired stock	(316)			(316)
Issuances pursuant to stock option and benefit plans	293		(68)	361
Balance at September 30, 2012	$18,141	$4,007	$30,150	$(11,965)	$(4,548)	$497

Nine months ended September 30, 2012

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	3,507		3,453			54
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	211				210	1
Defined benefit pension and post-retirement plans adjustment	291				291	—
Debt and equity securities - unrealized gain (loss)	4				4	—
Cash flow hedging instruments - unrealized gain (loss)	(28)				(28)	—
Total other comprehensive income (loss), net of tax	478
Dividends paid	(1,228)		(1,228)
Stock-based compensation, net of tax impacts	231	231
Reacquired stock	(1,483)			(1,483)
Issuances pursuant to stock option and benefit plans	774		(423)	1,197
Balance at September 30, 2012	$18,141	$4,007	$30,150	$(11,965)	$(4,548)	$497

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	240	—	3	20	263
Amounts reclassified out	—	144	—	(58)	86
Total other comprehensive income (loss), before tax	240	144	3	(38)	349
Tax effect	46	(52)	(1)	14	7
Total other comprehensive income (loss), net of tax	286	92	2	(24)	356
Balance at September 30, 2013, net of tax	$(104)	$(4,687)	$(4)	$(15)	$(4,810)

Nine months ended September 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(344)	—	(3)	(92)	(439)
Amounts reclassified out	—	431	—	104	535
Total other comprehensive income (loss), before tax	(344)	431	(3)	12	96
Tax effect	10	(163)	1	(4)	(156)
Total other comprehensive income (loss), net of tax	(334)	268	(2)	8	(60)
Balance at September 30, 2013, net of tax	$(104)	$(4,687)	$(4)	$(15)	$(4,810)

Three months ended September 30, 2012

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2012, net of tax	$(77)	$(4,960)	$(5)	$30	$(5,012)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	380	—	4	21	405
Amounts reclassified out	—	153	—	(78)	75
Total other comprehensive income (loss), before tax	380	153	4	(57)	480
Tax effect	21	(57)	(1)	21	(16)
Total other comprehensive income (loss), net of tax	401	96	3	(36)	464
Balance at September 30, 2012, net of tax	$324	$(4,864)	$(2)	$(6)	$(4,548)

Nine months ended September 30, 2012

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, net of tax	$114	$(5,155)	$(6)	$22	$(5,025)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	211	—	5	22	238
Amounts reclassified out	—	460	1	(66)	395
Total other comprehensive income (loss), before tax	211	460	6	(44)	633
Tax effect	(1)	(169)	(2)	16	(156)
Total other comprehensive income (loss), net of tax	210	291	4	(28)	477
Balance at September 30, 2012, net of tax	$324	$(4,864)	$(2)	$(6)	$(4,548)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other	Three months ended Sept. 30,		Nine months ended Sept. 30,
Comprehensive Income Components	2013	2012	2013	2012	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$1	$1	See Note 8
Prior service benefit	19	21	59	63	See Note 8
Net actuarial loss	(163)	(174)	(491)	(524)	See Note 8
Total before tax	(144)	(153)	(431)	(460)
Tax effect	52	57	163	169	Provision for income taxes
Net of tax	$(92)	$(96)	$(268)	$(291)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$(1)	Selling, general and administrative expenses
Total before tax	—	—	—	(1)
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$(1)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$1	$22	$(8)	$31	Cost of sales
Foreign currency forward contracts	59	58	(94)	45	Interest expense
Commodity price swap contracts	(1)	(1)	(1)	(9)	Cost of sales
Interest rate swap contracts	(1)	(1)	(1)	(1)	Interest expense
Total before tax	58	78	(104)	66
Tax effect	(20)	(29)	38	(25)	Provision for income taxes
Net of tax	$38	$49	$(66)	$41
Total reclassifications for the period, net of tax	$(54)	$(47)	$(334)	$(251)

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

NOTE 5.  Supplemental Cash Flow Information

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During the third quarter of 2013, 3M sold its equity interest in a non-strategic investment in exchange for a note receivable of approximately $24 million, which is considered non-cash investing activity. As a result of this transaction, in the third quarter of 2013, 3M recorded a pre-tax gain of $18 million in its Health Care business segment. In October 2013, cash was received for the note receivable and will be included in other investing activity in the consolidated statement of cash flows for the total year 2013.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011, 2012, and 2013. It is anticipated that the IRS will complete its examination of the Company for 2011 and 2012 by the end of the first quarter of 2014, and for 2013 by the end of the first quarter of 2015. As of September 30, 2013, the IRS has not proposed any significant adjustments to any of the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2013 and December 31, 2012, respectively, are $269 million and $185 million. The increase in uncertain tax positions is a result of ongoing income tax authority examinations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $7 million of expense and $3 million of benefit for the three months ended September 30, 2013 and September 30, 2012, respectively, and approximately $12 million of expense and $8 million of benefit for the nine months ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 and December 31, 2012, accrued interest and penalties in the consolidated balance sheet on a gross basis were $53 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2013 was 27.4 percent, compared to 28.2 percent in the third quarter of 2012, a decrease of 0.8 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included benefits realized for restoration of tax basis on certain assets for which depreciation deductions were previously limited, international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, and other items. Combined, these factors decreased the Company’s effective tax rate by 3.3 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 2.5 percentage points, which largely related to adjustments to 3M’s income tax reserves in the third quarter of 2013 when compared to the same period of 2012.

The effective tax rate for the first nine months of 2013 was 28.0 percent, compared to 29.0 percent in the first nine months of 2012, a decrease of 1.0 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 2.7 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 1.7 percentage points, which largely related to adjustments to 3M’s income tax reserves for the first nine months of 2013 when compared to the same period of 2012.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of both September 30, 2013 and December 31, 2012, the Company had valuation allowances of $29 million on its deferred tax assets.

NOTE 7.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2013	2012

U.S. government agency securities	$159	$162
Foreign government agency securities	26	16
Corporate debt securities	173	471
Commercial paper	60	116
Certificates of deposit/time deposits	48	41
U.S. treasury securities	40	54
U.S. municipal securities	2	13
Asset-backed securities:
Automobile loan related	394	567
Credit card related	32	123
Equipment lease related	18	54
Other	19	31
Asset-backed securities total	463	775

Current marketable securities	$971	$1,648

U.S. government agency securities	$218	$125
Foreign government agency securities	105	51
Corporate debt securities	559	494
Certificates of deposit/time deposits	20	—
U.S. treasury securities	49	18
U.S. municipal securities	—	14
Auction rate securities	10	7
Asset-backed securities:
Automobile loan related	344	375
Credit card related	134	34
Equipment lease related	67	36
Other	41	8
Asset-backed securities total	586	453

Non-current marketable securities	$1,547	$1,162

Total marketable securities	$2,518	$2,810

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2013, gross unrealized losses totaled approximately $7 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2012, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2013 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2013

Due in one year or less	$436
Due after one year through five years	2,032
Due after five years through ten years	50
Due after ten years	—

Total marketable securities	$2,518

3M has a diversified marketable securities portfolio with a fair market value of $2.518 billion as of September 30, 2013. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $1.049 billion) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s or AA by S&P or Fitch. At September 30, 2013, all asset-backed security investments were in compliance with this policy. Approximately 98.5 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s and/or AAA or F1+ by Fitch.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $10 million at September 30, 2013 and $7 million at December 31, 2012. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $3 million (pre-tax) at September 30, 2013 and $6 million (pre-tax) at December 31, 2012. As of September 30, 2013, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the nine months ended September 30, 2013 and 2012 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Net periodic benefit cost (benefit)
Service cost	$64	$64	$37	$31	$20	$19
Interest cost	150	147	61	61	22	22
Expected return on plan assets	(262)	(248)	(75)	(73)	(22)	(21)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	1	1	(4)	(4)	(16)	(18)
Amortization of net actuarial (gain) loss	100	117	39	30	24	27
Net periodic benefit cost (benefit)	$53	$81	$58	$45	$28	$29
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$53	$81	$58	$45	$28	$29

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Net periodic benefit cost (benefit)
Service cost	$192	$191	$109	$93	$60	$58
Interest cost	449	440	183	184	66	65
Expected return on plan assets	(784)	(744)	(225)	(219)	(67)	(64)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	3	4	(13)	(13)	(49)	(54)
Amortization of net actuarial (gain) loss	300	352	119	90	72	82
Net periodic benefit cost (benefit)	$160	$243	$172	$134	$82	$87
Settlements, curtailments, special termination benefits and other	—	26	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$160	$269	$172	$134	$82	$87

For the nine months ended September 30, 2013, contributions totaling $381 million were made to the Company’s U.S. and international pension plans and $4 million to its postretirement plans. For total year 2013, the Company expects to contribute approximately $400 million to $500 million of cash to its pension and postretirement plans, primarily for its international pension plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine months ended September 30, 2013 and 2012. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at September 30, 2013, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2013 was approximately $7.4 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine months ended September 30, 2013 and 2012. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2013 was $22 million.

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

As of September 30, 2013, the Company had a balance of $15 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This net loss includes a $3 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Three months ended September 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(39)	Cost of sales	$1	Cost of sales	$—
Foreign currency forward contracts	59	Interest expense	59	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$20		$58		$—

Nine months ended September 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$2	Cost of sales	$(8)	Cost of sales	$—
Foreign currency forward contracts	(93)	Interest expense	(94)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(92)		$(104)		$—

Three months ended September 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(38)	Cost of sales	$22	Cost of sales	$—
Foreign currency forward contracts	57	Interest expense	58	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$21		$78		$—

Nine months ended September 30, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(20)	Cost of sales	$31	Cost of sales	$—
Foreign currency forward contracts	45	Interest expense	45	Interest expense	—
Commodity price swap contracts	(3)	Cost of sales	(9)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$22		$66		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2013 was $342 million.

At September 30, 2013, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, is amortized over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of the gain on hedged items recognized in income in the tables below.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Nine months ended September 30, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(11)	Interest expense	$11
Total		$(11)		$11

Three months ended September 30, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At

September 30, 2013, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended September 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(52)	N/A	$—
Total	$(52)		$—

Nine months ended September 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Three months ended September 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(45)	N/A	$—
Total	$(45)		$—

Nine months ended September 30, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$5	N/A	$—
Total	$5		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $928 million as of September 30, 2013. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(16)	Cost of sales	$15
Foreign currency forward contracts	Interest expense	—	Interest expense	(27)
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$(16)		$(13)

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(31)	Cost of sales	$(26)
Foreign currency forward contracts	Interest expense	14	Interest expense	26
Total		$(17)		$—

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

September 30, 2013
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$58	Other current liabilities	$54
Commodity price swap contracts	Other current assets	—	Other current liabilities	2
Interest rate swap contracts	Other assets	12	Other liabilities	—
Total derivatives designated as hedging instruments		$70		$56

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$19	Other current liabilities	$14
Total derivatives not designated as hedging instruments		$19		$14

Total derivative instruments		$89		$70

December 31, 2012
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$39	Other current liabilities	$85
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	23	Other liabilities	—
Total derivatives designated as hedging instruments		$62		$86

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$10	Other current liabilities	$20
Total derivatives not designated as hedging instruments		$10		$20

Total derivative instruments		$72		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2013, 3M has International Swaps and Derivatives Association (ISDA) agreements with eight applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with seven of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

September 30, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$77	$30	$—	$47
Derivatives not subject to master netting agreements	12			12
Total	$89			$59

September 30, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$70	$30	$—	$40
Derivatives not subject to master netting agreements	—			—
Total	$70			$40

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$67	$25	$—	$42
Derivatives not subject to master netting agreements	5			5
Total	$72			$47

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$106	$25	$—	$81
Derivatives not subject to master netting agreements	—			—
Total	$106			$81

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $26 million for the three months ended September 30, 2013 and decreased net income attributable to 3M by approximately $44 million for the nine months ended September 30, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $14 million for three months ended September 30, 2013 and decreased net income attributable to 3M by approximately $4 million for the nine months ended September 30, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine month periods ended September 30, 2013 and 2012.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at	Fair Value Measurements
(Millions)	September 30,	Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$377	$—	$377	$—
Foreign government agency securities	131	—	131	—
Corporate debt securities	732	—	732	—
Certificates of deposit/time deposits	68	—	68	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	738	—	738	—
Credit card related	166	—	166	—
Equipment lease related	85	—	85	—
Other	60	—	60	—
U.S. treasury securities	89	89	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	10	—	—	10
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	77	77	—	—
Interest rate swap contracts	12	—	12	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	68	—	—
Commodity price swap contracts	2	2	—	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$287	$—	$287	$—
Foreign government agency securities	67	—	67	—
Corporate debt securities	965	—	965	—
Certificates of deposit/time deposits	41	—	41	—
Commercial paper	116	—	116	—
Asset-backed securities:
Automobile loan related	942	—	942	—
Credit card related	157	—	157	—
Equipment lease related	90	—	90	—
Other	39	—	39	—
U.S. treasury securities	72	72	—	—
U.S. municipal securities	27	—	27	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	49	49	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	105	104	1	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
(Millions)	September 30,		September 30,
Marketable securities — auction rate securities only	2013	2012	2013	2012
Beginning balance	$10	$4	$7	$4
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	2	3	2
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	10	6	10	6

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2013 and 2012.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the Eurobond securities totaling 1.025 billion Euros, which were moved from long-term debt to current portion of long-term debt in July 2013 and are shown separately in the table below) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities (long-term in 2012 and short-term at September 30, 2013)	$1,404	$1,435	$1,383	$1,443
Long-term debt, excluding current portion and Eurobond securities	3,533	3,695	3,533	3,920

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Most of 3M’s fixed-rate bonds were trading at a premium at September 30, 2013 and December 31, 2012 due to lower interest rates and tighter 3M credit spreads compared to levels at issuance.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has taken accruals and the related insurance receivables:

Liability and Receivable Balances

(Millions)	September 30, 2013	December 31, 2012

Respirator mask/asbestos liabilities	$156	$154
Respirator mask/asbestos insurance receivables	67	87

Environmental remediation liabilities	$26	$29
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$49	$57
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2013, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,180 individual claimants, compared to approximately 2,060 individual claimants with actions pending at December 31, 2012.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the court held a case management conference in March 2011, but no further activity has occurred in the case since that conference. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault a jury allocates to each defendant if the case is ultimately tried.

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

As a result of the Company’s on-going review of its accruals and the greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first nine months of 2013 for respirator mask/asbestos liabilities by $37 million, $13 million of which occurred in the third quarter of 2013. In the first nine months of 2013, the Company made payments for fees and settlements of $33 million related to the respirator mask/asbestos litigation, $13 million of which occurred in the third quarter of 2013. As of September 30, 2013, the Company had accruals for respirator mask/asbestos liabilities of $130 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2013, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $67 million. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, in the District Court in Ramsey County, Minnesota, sought declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint had been dismissed because of settlements they had reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. The Company and those insurers have been in the process of preparing formal settlement agreements. After all of the settlement agreements have been executed, the Court will issue dismissal orders at which time this matter will be concluded. During the first nine months of 2013, the Company received payments of $20 million from settlements with insurers, $10 million of which occurred in the third quarter of 2013.

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

As of September 30, 2013, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2013, the Company, through its Aearo subsidiary, has recorded $26 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, national (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds such as perfluorooctanoate  (“PFOA”) and perfluorooctane sulfonate (“PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on occasion identified the presence of precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA, PFOS, or similar compounds. Upon such identification, the Company works to find alternatives for such chemicals.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in late 2013 or 2014. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence.

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

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The Circuit Court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In May 2013, the Court stayed the case for an unknown period due to the filing of a bankruptcy petition by a co-defendant.

Also, in 2005, the judge in a second purported class action lawsuit (filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the first action described above, filed in the same court in 2002. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, its subsidiary Dyneon LLC, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC, and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there.

In December 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life, and sediments (the “NRD Lawsuit”). The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life, and other damages.

In January 2011, the City of Lake Elmo filed a motion to intervene in the NRD Lawsuit and seeking damages in excess of $50,000 and other legal and equitable relief, including reasonable attorneys’ fees, for alleged contamination of city property, wells, groundwater and water contained in the wells with PFCs under several theories, including common law and statutory nuisance, strict liability, trespass, negligence, and conversion. The court granted the City of Lake Elmo’s motion to intervene in this lawsuit. In August 2013, the City of Lake Elmo voluntarily dismissed without prejudice its claims in the NRD Lawsuit.

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking damages in excess of $50,000 and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also seeks declaratory relief under MERA.

In May 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. The trial court stayed the NRD Lawsuit for up to 180 days following issuance of the Minnesota Supreme Court’s decision to give the State time to secure new counsel. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of a 17-mile stretch of the Passaic River in New Jersey. In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution towards the cost and damages asserted or incurred for investigation and remediation of discharges to the Passaic River. The third-party complaint seeks to spread those costs among the third-party defendants, including 3M. Allegations asserted against 3M relate to its use of two commercial drum conditioning facilities in New Jersey. In March 2013, 3M and other third party defendants entered into a settlement agreement with the state of New Jersey for an amount that is not material to 3M. The settlement is subject to Court approval. A hearing to approve the settlement has been scheduled for December 2013. The proposed settlement resolves claims or potential claims by the State of New Jersey regarding discharges or alleged discharges into the Passaic River by the settling parties, and precludes certain cost recovery actions by the third-party plaintiffs. The proposed settlement with the State of New Jersey does not include release from potential federal claims, yet to be asserted. Total costs for the remedy currently proposed by EPA could easily exceed $1 billion. While the Company does not yet have a basis for estimating its potential exposure in the yet to be asserted EPA claim, the Company currently believes its allocable share of the possible loss, if any, is likely to be a fraction of one percent of the total costs because of the Company’s limited potential involvement at this site.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2013, the Company had recorded liabilities of $26 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2013, the Company had recorded liabilities of $49 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of September 30, 2013, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M completed its acquisition of Cogent, Inc. in December 2010. Several holders of Cogent shares, representing a total of approximately 5.8 million shares, asserted appraisal rights under Delaware law. Trial in Delaware occurred in November 2012, and in July 2013, the Delaware Chancery Court decided that the fair value of Cogent’s shares on the closing date of the acquisition was $10.87 per share (plus pre-judgment interest), slightly more than the $10.50 per share paid at closing. The Court entered its final order on July 23, 2013. Neither party appealed, and the Company paid the holders of the approximately 5.8 million shares the fair value determined by the Delaware Chancery Court (plus pre-judgment interest).

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M, and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County, and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing was held in July 2013, and the California Court denied approval of the settlement. The plaintiffs filed a motion for reconsideration of the denial of approval of the settlement, which motion was denied by the California court.

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

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages is in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. The court has not yet ruled on those recommendations or on 3M’s pending motions seeking judgment in its favor on its claims and those of TransWeb. 3M intends to appeal if the court enters final judgment against 3M.

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, and its subsidiaries, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. In October 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda sought compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. A non-jury trial occurred in the U.S. District Court for the Southern District of New York in January 2013. In September 2013, the Court issued a decision in 3M’s favor, rejecting all of Meda’s claims. In October 2013, Meda filed an appeal in the U.S. Court of Appeals for the Second Circuit.

Shurtape Technologies, LLC sued 3M in the U.S. District Court for the Western District of North Carolina, alleging that 3M’s ScotchBlue™ Painter’s Masking Tape with Edge-Lock™ Paint Line Protector, which was introduced in late 2009, infringes Shurtape’s U.S. patent describing masking tape having an absorbent coating applied to the edge of the tape and several of Shurtape’s trademarks. 3M challenged both Shurtape’s allegations of infringement and the validity of the patent. In September 2013, the parties finalized a settlement of this matter for an amount that is not material to the Company.

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

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert is expected to submit his report to the commercial court by April 2014. Thereafter, the commercial court may take from six months to one year to render its decision.

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

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 38,329,965 as of September 30, 2013.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the nine months ended September 30, 2013 and 2012.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Cost of sales	$5	$6	$23	$23
Selling, general and administrative expenses	36	25	149	134
Research, development and related expenses	6	5	25	24

Stock-based compensation expenses	$47	$36	$197	$181

Income tax benefits	$(14)	$(12)	$(59)	$(56)

Stock-based compensation expenses, net of tax	$33	$24	$138	$125

The following table summarizes stock option activity during the nine months ended September 30, 2013:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	56,565,030	$80.33
Granted:
Annual	6,220,810	101.55
Progressive (Reload)	96,770	102.86
Exercised	(16,270,094)	78.76
Canceled	(144,488)	89.23
September 30	46,468,028	$83.73	63	$1,658
Options exercisable
September 30	34,588,636	$79.78	49	$1,371

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2013, there was $64 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $444 million and $225 million during the nine months ended September 30, 2013 and 2012, respectively. Cash received from options exercised was $1.282 billion and $687 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $164 million and $84 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2013:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	3,261,562	$85.17
Granted:
Annual	946,774	101.57
Other	41,386	103.29
Vested	(1,093,895)	79.94
Forfeited	(42,841)	90.43
As of September 30	3,112,986	$92.16

As of September 30, 2013, there was $94 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2013 and 2012 was $113 million and $225 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $42 million and $84 million for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2013:

		Weighted
		Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	1,089,084	$79.27
Granted	345,948	96.33
Distributed	(507,083)	75.16
Performance change	(9,615)	82.32
Forfeited	(27,792)	90.48
As of September 30	890,542	$87.86

As of September 30, 2013, there was $20 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair value of performance shares that were distributed during the nine months ended September 30, 2013 was $52 million and actual tax benefits realized for the tax deductions related to the distribution of performance shares was $16 million. There were no performance shares distributed or related tax benefits realized during the nine months ended September 30, 2012.

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

The financial information presented herein reflects the impact of all of the preceding segment structure changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net Sales
Industrial	$2,674	$2,462	$8,012	$7,519
Safety and Graphics	1,448	1,357	4,318	4,165
Electronics and Energy	1,449	1,414	4,066	4,118
Health Care	1,328	1,259	3,975	3,811
Consumer	1,153	1,129	3,332	3,272
Corporate and Unallocated	2	1	6	4
Elimination of Dual Credit	(138)	(125)	(407)	(372)
Total Company	$7,916	$7,497	$23,302	$22,517

Operating Income
Industrial	$568	$568	$1,743	$1,751
Safety and Graphics	315	295	983	997
Electronics and Energy	300	291	733	807
Health Care	426	399	1,247	1,212
Consumer	247	246	719	710
Corporate and Unallocated	(87)	(93)	(249)	(355)
Elimination of Dual Credit	(30)	(28)	(89)	(82)
Total Company	$1,739	$1,678	$5,087	$5,040

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2013

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

Net income attributable to 3M was $1.230 billion, or $1.78 per diluted share, in the third quarter of 2013, compared to $1.161 billion, or $1.65 per diluted share, in the third quarter of 2012. Third-quarter 2013 sales increased 5.6 percent to $7.9 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 8.1 percent in Safety and Graphics, 6.8 percent in Health Care, 6.2 percent in Industrial, 4.2 percent in Consumer, and 3.8 percent in Electronics and Energy. For the Company in total, organic local-currency sales grew 5.8 percent, with higher organic volumes contributing 4.8 percent and selling price increases contributing 1.0 percent. Acquisitions added 1.5 percent to sales, driven by the November 2012 acquisition of Ceradyne, Inc. and the September 2012 purchase of net assets that comprised the business of Federal Signal Technologies Group. Currency impacts reduced sales by 1.7 percent year-on-year, due in large part to a 20 percent weakening of the Japanese yen versus the U.S. dollar.

On a geographic basis, third-quarter 2013 organic local-currency sales growth was 4 percent across all developed markets, an improvement versus recent quarters, and grew 10 percent in developing markets. Organic local-currency sales growth was led by Latin America/Canada at 10.5 percent, as all business segments contributed to this growth, led by Industrial, Health Care, and Safety and Graphics. Organic local-currency sales growth in Asia Pacific was 6.8 percent, with growth led by Safety and Graphics, and Health Care. Organic local-currency sales in China/Hong Kong grew 11.1 percent, with notable strength in Safety and Graphics, and Health Care, followed by Electronics and Energy. Organic local-currency sales in Japan grew 4.5 percent, led by Industrial, Health Care, and Consumer. Organic sales growth in the United States was 4.5 percent, led by Health Care, Industrial, and Safety and Graphics. Organic local-currency sales in EMEA increased 4.3 percent, led by Middle East Africa and Central East Europe. West Europe local currency sales increased 2.8 percent, continuing a positive trend. This was the strongest local-currency sales growth in West Europe since the first quarter of 2011. In EMEA, organic local-currency sales grew in all five business segments, led by Industrial and Health Care.

Operating income increased 3.6 percent in the third quarter and operating margins were 22.0 percent, a decrease of 0.4 percentage points year-on-year. These results benefited from the combination of selling price increases and raw material cost decreases, plus organic volume growth. These benefits were more than offset by several items, including the impact of 2012 acquisitions on 2013 operating income margins, and strategic investments (including 3M’s global ERP investments). Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 27.4 percent in the third quarter, down 0.8 percentage points versus last year’s third quarter, which increased earnings per diluted share by approximately 2 cents. Weighted-average diluted shares outstanding in the third quarter of 2013 declined 1.6 percent year-on-year to 691.8 million, which increased earnings per diluted share by approximately 3 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 4 cents.

Net income attributable to 3M was $3.556 billion, or $5.10 per diluted share, in the first nine months of 2013, compared to $3.453 billion, or $4.91 per diluted share, in the first nine months of 2012. Sales in the first nine months of 2013 totaled $23.3 billion, an increase of 3.5 percent, with organic local-currency sales growth of 5.5 percent in Health Care, 4.2 percent in Industrial, 4.0 in Safety and Graphics, and 3.6 percent in Consumer. Organic local-currency sales were flat in Electronics and Energy. Geographically, organic local-currency sales increased in all major geographic regions, led by Latin American/Canada at 8.8 percent.

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

The following table contains sales and operating income results by business segment for the three months ended September 30, 2013 and 2012. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2013		2012		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,674	$568	$2,462	$568	8.6%	0.1%
Safety and Graphics	1,448	315	1,357	295	6.7	7.3
Electronics and Energy	1,449	300	1,414	291	2.5	3.2
Health Care	1,328	426	1,259	399	5.5	6.7
Consumer	1,153	247	1,129	246	2.1	0.6
Corporate and Unallocated	2	(87)	1	(93)
Elimination of Dual Credit	(138)	(30)	(125)	(28)
Total Company	$7,916	$1,739	$7,497	$1,678	5.6%	3.6%

Sales in the third quarter of 2013 increased 5.6 percent. Organic local-currency sales increased 5.8 percent, acquisitions added 1.5 percent, and foreign currency translation impacts reduced sales by 1.7 percent. Sales increased 8.6 percent in Industrial, 6.7 percent in Safety and Graphics, 5.5 percent in Health Care, 2.5 percent in Electronics and Energy, and 2.1 percent in Consumer. All five of 3M’s business segments achieved operating income margins in excess of 20 percent. Worldwide operating income margins for the third quarter of 2013 were 22.0 percent, compared to 22.4 percent for the third quarter of 2012.

3M generated $3.824 billion of operating cash flows in the first nine months of 2013, an increase of $262 million when compared to the first nine months of 2012. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first nine months of 2013, the Company purchased $3.538 billion of stock, of which a portion was under the previous authorization, compared to $1.490 billion of stock repurchases in the first nine months of 2012. As of September 30, 2013, approximately $4.1 billion remained available under the February 2013 repurchase authorization. In February 2013, 3M’s Board of Directors authorized a per-share dividend increase of 7.6 percent for 2013, marking the 55th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 24 percent at September 30, 2013 and 25 percent at December 31, 2012. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

3M expects to contribute approximately $400 million to $500 million of cash to its global pension and postretirement plans in 2013, primarily for its international pension plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. 3M expects pension and postretirement benefit expense in 2013 to decrease by approximately $100 million pre-tax, or approximately 10 cents per diluted share, when compared to 2012. Refer to Note 8 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and postretirement plans.

There are a few major items that will impact earnings in 2013. As discussed above, 3M expects that a decrease in pension and postretirement expense will increase 2013 earnings, when compared to 2012, by approximately 10 cents per diluted share. 3M currently expects that its effective tax rate for 2013 will be approximately 28.0 to 28.5 percent, compared to 29.0 percent for 2012. Based on September 30, 2013 exchange rates, currency effects are expected to reduce total year 2013 sales by approximately 2.0 percent. Considering these items, 3M currently expects that sales growth and related incremental income, in addition to other benefits, should more than offset the items that will negatively impact earnings.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the third quarter or first nine months of 2013 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,896	$2,342	$1,747	$936	$(5)	$7,916
% of worldwide sales	36.6%	29.6%	22.0%	11.8%	—	100.0%
Components of net sales change:
Volume — organic	3.7%	7.3%	3.4%	4.9%	—	4.8%
Price	0.8	(0.5)	0.9	5.6	—	1.0
Organic local-currency sales	4.5	6.8	4.3	10.5	—	5.8
Acquisitions	2.7	0.2	2.2	0.2	—	1.5
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(5.3)	3.1	(6.3)	—	(1.7)
Total sales change	7.1%	1.7%	9.6%	4.4%	—	5.6%

Sales in the third quarter of 2013 increased 5.6 percent when compared to the third quarter of 2012. Organic local-currency sales grew 5.8 percent, led by Latin America/Canada at 10.5 percent. Organic local-currency sales increased 6.8 percent in Asia Pacific, 4.5 percent in the United States, and 4.3 percent in Europe, Middle East and Africa. Acquisitions added 1.5 percent to worldwide growth and currency impacts reduced third quarter 2013 worldwide sales growth by 1.7 percent. Worldwide selling prices rose 1.0 percent in the third quarter, despite selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics’ industry.

	Nine months ended September 30, 2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$8,408	$6,867	$5,289	$2,748	$(10)	$23,302
% of worldwide sales	36.1%	29.5%	22.6%	11.8%	—	100.0%
Components of net sales change:
Volume — organic	2.1%	4.6%	1.0%	3.4%	—	2.7%
Price	0.5	(0.9)	0.6	5.4	—	0.7
Organic local-currency sales	2.6	3.7	1.6	8.8	—	3.4
Acquisitions	3.0	0.3	2.2	0.4	—	1.7
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(4.0)	0.8	(4.8)	—	(1.6)
Total sales change	5.5%	—%	4.6%	4.4%	—	3.5%

Sales in the first nine months of 2013 increased 3.5 percent when compared to the first nine months of 2012. Organic local-currency sales grew 3.4 percent, with increases of 8.8 percent in Latin America/Canada, 3.7 percent in Asia Pacific, 2.6 percent in the United States, and 1.6 percent in Europe, Middle East and Africa. Acquisitions added 1.7 percent to worldwide growth and currency impacts reduced first nine months 2013 worldwide sales growth by 1.6 percent. Worldwide selling prices rose 0.7 percent in the first nine months, despite selling price declines in 3M’s optical systems business.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2013	2012	Change	2013	2012	Change
Cost of sales	52.4%	52.5%	(0.1)%	52.1%	51.9%	0.2%
Selling, general and administrative expenses	20.3	19.8	0.5	20.6	20.3	0.3
Research, development and related expenses	5.3	5.3	—	5.5	5.4	0.1
Operating income	22.0%	22.4%	(0.4)%	21.8%	22.4%	(0.6)%

As discussed in the overview section, 3M expects its global pension and postretirement expense to decrease $100 million for total year 2013 when compared to 2012, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s Current Report on Form 8-K dated May 16, 2013 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations) for background concerning this reduction. The year-on-year decrease in pension and postretirement expense for the third quarter and first nine months was $16 million and $76 million, respectively. The first nine months included a year-on-year benefit related to a $26 million charge in the first quarter of 2012 for a voluntary early retirement incentive program (discussed in Note 8).

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 52.4 percent in the third quarter of 2013 and 52.1 percent in the first nine months of 2013, both similar to the same periods last year. Cost of sales as a percent of sales increased due to 2012 acquisitions and lower factory utilization. These impacts were offset by the combination of selling price increases and raw material cost decreases, lower pension and postretirement costs (of which a portion impacts cost of sales), in addition to organic volume increases.

Selling, General and Administrative Expenses:

SG&A increased 8.2 percent in the third quarter of 2013 when compared to the third quarter of 2012. Third quarter 2013 SG&A included strategic investments in enterprise resource planning (ERP) and business transformation efforts, in addition to increases from acquired businesses that were largely not in 3M’s third-quarter 2012 spending (Ceradyne, Inc. and Federal Signal Technologies), which were partially offset by lower pension and postretirement expense. SG&A increased 5.3 percent in the first nine months of 2013, impacted by these same factors. SG&A, measured as a percent of sales, increased 0.3 percentage points to 20.6 percent in the first nine months of 2013, compared to 20.3 in the same period last year.

Research, Development and Related Expenses:

R&D expense increased approximately 6 percent in the third quarter and 5 percent in the first nine months of 2013 when compared to the same periods last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation. In addition, 2013 R&D included year-on-year increases from acquired businesses which were largely not in 3M’s third quarter or first nine months 2012 spending (primarily Ceradyne, Inc. and Federal Signal Technologies). These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.5 percent of sales in the first nine months of 2013, compared to 5.4 percent of sales in the first nine months of 2012.

Operating Income:

Operating income margins were 22.0 percent in the third quarter of 2013 compared to 22.4 in the third quarter of 2012, a decrease of 0.4 percentage points. These results included a 1.2 percentage point benefit from the combination of selling price increases and raw material cost decreases. Selling prices rose 1.0 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. In addition, cost of sales reflected a 0.4 percentage point benefit from operating income leverage on organic volume growth. Items that reduced operating income margins included a 0.8 percentage point impact from strategic investments, including selective restructuring actions. Strategic investments included ERP and business transformation efforts, along with more R&D aimed at disruptive innovation, which are all expected to strengthen 3M for the future. Acquisition impacts decreased operating income margins by 0.4 percentage points and foreign exchange impacts decreased margins by 0.3 percentage points. In addition, the recently enacted medical device excise tax in the U.S. and other factors reduced operating income margins by 0.5 percentage points.

Operating income margins were 21.8 percent in the first nine months of 2013 compared to 22.4 in the first nine months of 2012, a decrease of 0.6 percentage points. These results included a 1.1 percentage point benefit from the combination of selling price increases and raw material cost decreases. Selling prices rose 0.7 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. Items that reduced operating income margins included a 0.5 percentage point impact from lower factory utilization, and acquisition impacts, which decreased operating income margins by 0.4 percentage points. Finally, the combination of strategic investments in ERP and business transformation efforts, along with more R&D aimed at disruptive innovation, the recently enacted medical device excise tax in the U.S., and other factors reduced operating income margins by 0.8 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Interest expense	$33	$44	$113	$127
Interest income	(10)	(10)	(30)	(29)
Total	$23	$34	$83	$98

Interest expense was lower in the third quarter and first nine months of 2013 compared to the same periods last year, primarily due to lower interest rates. In addition, the third quarter benefited significantly from lower average U.S. debt balances. Interest income was relatively flat year-on-year when comparing the third quarter and first nine months of 2013 to the same periods last year, as higher average international cash balances were offset by lower average U.S. balances and interest rates. In addition, lower international interest rates penalized year-on-year first nine month results.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2013	2012	2013	2012
Effective tax rate	27.4%	28.2%	28.0%	29.0%

The effective tax rate for the third quarter of 2013 was 27.4 percent, compared to 28.2 percent in the third quarter of 2012, a decrease of 0.8 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included benefits realized for restoration of tax basis on certain assets for which depreciation deductions were previously limited, international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, and other items. Combined, these factors decreased the Company’s effective tax rate by 3.3 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 2.5 percentage points, which largely related to adjustments to 3M’s income tax reserves in the third quarter of 2013 when compared to the same period of 2012.

The effective tax rate for the first nine months of 2013 was 28.0 percent, compared to 29.0 percent in the first nine months of 2012, a decrease of 1.0 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes (with this international tax benefit largely due to the estimated current year geographic mix of income before taxes), the reinstatement of the U.S. research and development credit in 2013, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 2.7 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 1.7 percentage points, which largely related to adjustments to 3M’s income tax reserves for the first nine months of 2013 when compared to the same period of 2012. Refer to Note 6 for further discussion of income taxes.

The Company currently expects that its effective tax rate for total year 2013 will be approximately 28.0 to 28.5 percent. The rate will change from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the estimated current year geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net income attributable to noncontrolling interest	$15	$19	$49	$54

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of September 30, 2013, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $26 million for the three months ended September 30, 2013 and decreased net income attributable to 3M by approximately $44 million for the nine months ended September 30, 2013. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $14 million for three months ended September 30, 2013 and decreased net income attributable to 3M by approximately $4 million for the nine months ended September 30, 2013.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

As discussed in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2013 Annual Report on Form 10-K), goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter of each year and are tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. 3M indicated that factors which could result in future impairment charges, among others, include changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. In addition, long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. Given the current overall economic and other conditions in markets served by certain reporting units (particularly the Renewable Energy Division and the Traffic Safety and Security Division), 3M will continue to monitor impacted asset groups to assess whether long term expectations have been significantly impacted such that an impairment test would be required. The Company concluded that no such test was required for the period ended September 30, 2013. 3M will continue such interim monitoring in addition to its detailed fourth quarter goodwill and indefinite-lived intangible assets annual impairment tests. If future non-cash impairment charges are taken, 3M would expect that only a portion of such assets or goodwill would be impaired.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 13. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

In addition to these five operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 13. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated operating expenses decreased by $6 million and $106 million in the third quarter and first nine months of 2013, respectively, when compared to the same periods last year. Of the $106 million decrease in the first nine months of 2013, approximately $95 million was due to lower pension and postretirement benefit expense. In addition, while the implementation of 3M’s ERP system has increased spending in total, the transition of the ERP system from the development stage into deployment has resulted in more ERP costs being borne by the business segments rather than Corporate.

Information related to 3M’s business segments for the third quarter and first nine months of both 2013 and 2012 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts are measured separately for the first twelve months of the acquisition. The acquisition and divestiture impacts, if any, foreign currency translation impact and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (millions)	$2,674	$2,462	$8,012	$7,519
Sales change analysis:
Organic local currency	6.2%	4.5%	4.2%	5.3%
Acquisitions	4.1	—	4.1	1.1
Translation	(1.7)	(3.9)	(1.7)	(3.5)
Total sales change	8.6%	0.6%	6.6%	2.9%

Operating income (millions)	$568	$568	$1,743	$1,751
Percent change	0.1%	14.2%	(0.5)%	15.6%
Percent of sales	21.3%	23.1%	21.8%	23.3%

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

Third quarter of 2013:

Sales in Industrial totaled $2.7 billion, up 8.6 percent in U.S. dollars. Organic local-currency sales increased 6.2 percent, acquisitions added 4.1 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, sales grew in all businesses, led by aerospace, automotive OEM, advanced materials, liquid filtration, automotive aftermarket, and industrial adhesives and tapes. Acquisition growth related to the November 2012 acquisition of Ceradyne, Inc., which is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Geographically, organic local-currency sales increased 13 percent in Latin America/Canada, 8 percent in EMEA, 6 percent in the United States, and 3 percent in Asia Pacific.

Operating income was $568 million in the both the third quarter of 2013 and 2012. Operating income margins decreased by 1.8 percentage points to 21.3 percent. This decline in margins partially related to the Ceradyne acquisition, which reduced operating income margins by 0.9 percentage points. In addition, operating income margins were also impacted by negative foreign currency impacts and strategic investments in ERP and business transformation efforts.

First nine months of 2013:

Sales in Industrial totaled $8.0 billion, up 6.6 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, acquisitions added 4.1 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, most of Industrial’s businesses experienced sales growth in the first nine months. Sales growth was led by aerospace, followed by industrial adhesives and tapes, automotive OEM, and liquid filtration. Organic local-currency sales declined slightly in advanced materials. Acquisition growth related to the November 2012 acquisition of Ceradyne, Inc.

Geographically, organic local-currency sales increased 9 percent in Latin America/Canada, 4 percent in the United States, and 3 percent in both EMEA and Asia Pacific.

Operating income was $1.7 billion in the first nine months, down 0.5 percent year-on-year. Operating income margins decreased by 1.5 percentage points to 21.8 percent. This decline in margins partially related to the Ceradyne acquisition, which reduced operating income margins by 0.8 percentage points. In addition, operating income margins were impacted by strategic investments in ERP and business transformation efforts.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (millions)	$1,448	$1,357	$4,318	$4,165
Sales change analysis:
Organic local currency	8.1%	1.5%	4.0%	3.2%
Acquisitions	0.9	0.5	1.7	0.2
Divestitures	—	(0.1)	—	—
Translation	(2.3)	(3.7)	(2.0)	(3.3)
Total sales change	6.7%	(1.8)%	3.7%	0.1%

Operating income (millions)	$315	$295	$983	$997
Percent change	7.3%	(7.0)%	(1.3)%	1.3%
Percent of sales	21.8%	21.7%	22.8%	23.9%

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

Third quarter of 2013:

Sales in Safety and Graphics totaled $1.4 billion, up 6.7 percent in U.S. dollars. Organic local-currency sales increased 8.1 percent, a significant increase from 2.1 percent organic growth in the first half of the year. Acquisitions added 0.9 percent to third-quarter growth, and foreign currency translation reduced sales by 2.3 percent. On an organic local-currency basis, sales growth was led by roofing granules, personal safety, commercial graphics, and building and commercial services. Organic local-currency sales were up slightly in traffic safety and security, and declined in architectural markets. Acquisition growth related to the September 2012 purchase of net assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services.

Organic local-currency sales increased 18 percent in Asia Pacific, 10 percent in Latin America/Canada, 5 percent in the United States, and 2 percent in EMEA.

Operating income in the third quarter of 2013 totaled $315 million, up 7.3 percent. Operating income margins were 21.8 percent of sales, compared to 21.7 percent in the third quarter of 2012. Operating income margins were impacted by the Federal Signal Technologies Group acquisition, which reduced margins by 0.3 percentage points. 3M is also investing to accelerate growth in this business, particularly in personal safety and in the mining, oil and gas businesses.

First nine months of 2013:

Sales in Safety and Graphics totaled $4.3 billion, up 3.7 percent in U.S. dollars. Organic local-currency sales increased 4.0 percent, acquisitions added 1.7 percent, and foreign currency translation reduced sales by 2.0 percent. On an organic local-currency basis, sales growth was led by commercial graphics,  personal safety, and building and commercial services. Organic local-currency sales declined in traffic safety and security systems. Acquisition growth related to the September 2012 purchase of net assets that comprised the business of Federal Signal Technologies Group.

Organic local-currency sales increased 10 percent in Latin America/Canada, 9 percent in Asia Pacific, and 1 percent in the United States. Organic local-currency sales declined slightly in EMEA.

Operating income in the first nine months of 2013 totaled $983 million, down 1.3 percent. Operating income margins were 22.8 percent of sales, compared to 23.9 percent in the first nine months of 2012. This decline in margins partially related to the Federal Signal Technologies Group acquisition, which reduced operating income margins by 0.6 percentage points. 3M is also investing to accelerate growth in this business, particularly in personal safety and in the mining, oil and gas businesses. In addition, in the first quarter of 2013, 3M incurred some restructuring expenses in the traffic safety and security business.

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (millions)	$1,449	$1,414	$4,066	$4,118
Sales change analysis:
Organic local currency	3.8%	(1.8)%	—%	(6.0)%
Translation	(1.3)	(1.5)	(1.2)	(1.3)
Total sales change	2.5%	(3.3)%	(1.2)%	(7.3)%

Operating income (millions)	$300	$291	$733	$807
Percent change	3.2%	7.5%	(9.2)%	(11.3)%
Percent of sales	20.7%	20.6%	18.0%	19.6%

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

Third quarter of 2013:

Electronics and Energy sales totaled $1.45 billion, up 2.5 percent in U.S. dollars. Organic local-currency sales increased 3.8 percent, and foreign currency translation reduced sales by 1.3 percent. About 60 percent of this segment is electronics-related and about 40 percent is energy-related.

Organic local-currency sales increased approximately 4 percent in 3M’s electronics-related businesses, as market demand was stronger year-on-year, and 3M was specified into a number of newly introduced electronic devices. Electronics-related sales growth was driven by touch systems, optical systems, and electronic solutions, while electronics markets materials sales declined. 3M is planning conservatively for the fourth quarter, given uncertainty regarding holiday related demand for consumer electronics. In 3M’s energy-related businesses, organic local-currency sales increased approximately 3 percent, led by electrical markets, which was boosted by sales of 3M’s ACCR overhead power conductor. Organic local-currency sales in telecommunication and renewable energy were both slightly positive year-on-year, while infrastructure protection sales declined.

On a geographic basis, organic local-currency sales increased 6 percent in Asia Pacific, 3 percent in Latin America/Canada, and slightly in EMEA. Organic local-currency sales declined 1 percent in the United States.

Operating income increased 3.2 percent to $300 million in the third quarter of 2013. Operating income margins were 20.7 percent, compared to 20.6 percent in the third quarter of 2012, helped by higher organic local-currency sales.

First nine months of 2013:

Electronics and Energy sales totaled $4.1 billion, down 1.2 percent in U.S. dollars, with this decrease related to foreign currency translation. Organic local-currency sales were flat in 3M’s electronics-related businesses, with increases in optical and touch systems offset by decreases in electronics markets materials. Organic local-currency sales were also flat in 3M’s energy businesses, where sales gains in electrical markets were offset by sales declines in renewable energy, infrastructure protection, and telecommunication markets.

On a geographic basis, organic local-currency sales increased 2 percent in Latin America/Canada and 1 percent in Asia Pacific. Organic local-currency sales declined approximately 2 percent in the United States and 1 percent in EMEA.

Operating income decreased 9.2 percent to $733 million in the first nine months of 2013. Operating income margins were 18.0 percent, compared to 19.6 percent in the first nine months of 2012. The operating margin decline was primarily attributable to lower factory utilization and flat year-on-year organic local-currency sales.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (millions)	$1,328	$1,259	$3,975	$3,811
Sales change analysis:
Organic local currency	6.8%	4.4%	5.5%	4.3%
Acquisitions	—	0.4	0.1	0.3
Translation	(1.3)	(3.3)	(1.3)	(3.1)
Total sales change	5.5%	1.5%	4.3%	1.5%

Operating income (millions)	$426	$399	$1,247	$1,212
Percent change	6.7%	9.0%	2.9%	10.4%
Percent of sales	32.1%	31.7%	31.4%	31.8%

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

Third quarter of 2013:

Health Care sales totaled $1.3 billion, an increase of 5.5 percent in U.S. dollars. Organic local-currency sales increased 6.8 percent, and foreign currency translation reduced sales by 1.3 percent. Organic local-currency sales grew in all businesses, led by food safety, health information systems, drug delivery systems, critical and chronic care, and oral care.

On a geographic basis, organic local-currency sales increased 11 percent in Latin America/Canada, 9 percent in Asia Pacific, 6 percent in the United States, and 5 percent in EMEA. Health Care organic local-currency sales grew 14 percent in developing markets.

Operating income increased 6.7 percent to $426 million. Operating income margins were 32.1 percent in the third quarter of 2013, compared to 31.7 percent in the third quarter of 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the recently enacted U.S. medical device excise tax, which decreased operating income margins by 0.4 percentage points. This was more than offset by a gain from the sale of a non-strategic equity method investment, which benefited third-quarter 2013 operating income margins by 1.4 percentage points. Refer to Note 5 for additional details. In addition, operating income margins were also impacted by strategic investments in ERP and business transformation efforts.

First nine months of 2013:

Health Care sales totaled $4.0 billion, an increase of 4.3 percent in U.S. dollars. Organic local-currency sales increased 5.5 percent, acquisitions added 0.1 percent, and foreign currency translation reduced sales by 1.3 percent. Organic local-currency sales grew in all businesses, led by food safety, health information systems, critical and chronic care, oral care, and infection prevention. In April 2012, 3M further strengthened its health information systems business by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 9 percent in Asia Pacific, and 4 percent in both EMEA and the United States.

Operating income increased 2.9 percent to $1.2 billion. Operating income margins were 31.4 percent in the first nine months of 2013, compared to 31.8 percent in the first nine months of 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the U.S. medical device excise tax, which decreased operating income margins by 0.4 percentage points. As discussed in the third-quarter results above, the gain from sale of a non-strategic equity method investment benefited first nine months 2013 operating income margins by 0.5 percentage points. In addition, operating income margins were also impacted by strategic investments in ERP and business transformation efforts.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales (millions)	$1,153	$1,129	$3,332	$3,272
Sales change analysis:
Organic local currency	4.2%	1.1%	3.6%	1.9%
Acquisitions	—	2.4	—	2.7
Divestitures	(0.2)	—	(0.1)	—
Translation	(1.9)	(2.3)	(1.7)	(2.2)
Total sales change	2.1%	1.2%	1.8%	2.4%

Operating income (millions)	$247	$246	$719	$710
Percent change	0.6%	(0.5)%	1.3%	5.4%
Percent of sales	21.5%	21.8%	21.6%	21.7%

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

Third quarter of 2013:

Sales in Consumer totaled $1.2 billion, up 2.1 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 1.9 percent. On an organic local-currency basis, sales growth was led by consumer health care, home care, stationery and office supplies, and construction and home improvement.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 7 percent in Asia Pacific, and increased slightly in EMEA. Organic local-currency sales growth of 3 percent in the United States was helped by good back-to-school and early holiday season sales. Organic local-currency growth was 10 percent in developing markets.

Consumer operating income was $247 million, up 0.6 percent from the third quarter last year. Operating income margins were 21.5 percent, compared to 21.8 percent in the same period last year.

As discussed in Note 2, in June 2013, 3M completed the sale of the Scientific Anglers and Ross Reels businesses to The Orvis Company Inc. based in Manchester, Vermont.

First nine months of 2013:

Sales in Consumer totaled $3.3 billion, up 1.8 percent in U.S. dollars. Organic local-currency sales increased 3.6 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, sales growth was led by consumer health care, home care, and construction and home improvement.

On a geographic basis, organic local-currency sales increased 7 percent in Latin America/Canada, 6 percent in Asia Pacific, and 3 percent in the United States. Organic local-currency sales declined 2 percent in EMEA.

Consumer operating income was $719 million, up 1.3 percent from the first nine months last year. Operating income margins were 21.6 percent, down slightly from the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

3M’s primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. As discussed in the second quarter 2013 Form 10-Q, 3M resumed commercial paper funding in July 2013 for the first time since late 2008. 3M expects to maintain a consistent presence in the market and believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of September 30, 2013, 3M’s outstanding commercial paper balance was $613 million compared to zero at December 31, 2012.

As indicated in the following table, 3M’s net debt at September 30, 2013 was $919 million. This compared to net debt of $308 million at December 31, 2012. At September 30, 2013, 3M had $4.858 billion of cash, cash equivalents, and marketable securities and $5.777 billion of debt. Debt included $3.533 billion of long-term debt and $2.244 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes a Eurobond due in July 2014 totaling 1.025 billion Euros ($1.387 billion at September 2013 month end rates). Other borrowings primarily consist of commercial paper. In August 2013, 3M repaid $850 million (principal amount) of medium-term notes. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

	September 30,	December 31,
(Millions)	2013	2012

Total Debt	$5,777	$6,001
Less: Cash and cash equivalents and marketable securities	4,858	5,693
Net Debt	$919	$308

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

The Company generates significant ongoing cash flow, which has been used, in part, to pay dividends on 3M common stock, to make acquisitions, and to fund share repurchase activities. In 2012, the Company acquired Ceradyne, Inc. and other businesses for approximately $1.0 billion. 3M was able to complete these acquisitions without incurring significant additional debt, while maintaining a strong level of cash, cash equivalents and marketable securities. 2012 acquisitions are discussed in Note 2 in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K).

The Company has sufficient liquidity to meet currently anticipated growth plans, including capital expenditures, working capital investments and acquisitions. Operating cash flow of $3.824 billion in the first nine months of 2013 and other sources of cash were utilized for items such as 3M common stock repurchases, net of issuances ($2.166 billion), dividends paid to shareholders ($1.307 billion) and capital spending ($1.122 billion). The Company does not utilize derivative instruments linked to the Company’s stock.

At September 30, 2013 and December 31, 2012, cash, cash equivalents and marketable securities held internationally totaled $4.6 billion and $3.7 billion, respectively, and in the United States totaled approximately $300 million and $2.0 billion, respectively. The Company’s total balance of cash, cash equivalents and marketable securities was $1.6 billion lower at September 30, 2013 when compared to September 30, 2012. 3M is able to manage the business with lower cash levels, particularly in the U.S., due to continued business growth and consistently strong cash flow generation. In addition, rising interest rates are positively impacting 3M’s already well-funded pension status, thereby enabling the Company to reduce the amount of discretionary contributions to the plans. Finally, 3M’s capital structure, which is an important component of 3M’s business model, remains strong, but the Company does not intend to strengthen it further. In the first nine months of 2013, 3M purchased approximately $3.5 billion of common stock, and for the reasons cited above, is estimating full-year 2013 gross share repurchases of $4.5 billion to $5.0 billion.

Sources for cash availability in the United States, such as ongoing cash flow from operations and 3M’s reliable access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them.

The Company’s financial condition and liquidity are strong. Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.843 billion at September 30, 2013, compared with $7.430 billion at December 31, 2012. Working capital decreases were primarily attributable to net decreases in the combination of cash, cash equivalents and the current portion of marketable securities and increases in short-term borrowings and the current portion of long-term debt, partially offset by increases in accounts receivable, inventories, and other current assets.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2013. In August 2013, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $150 million committed credit facility that was entered into in August 2012. As of September 30, 2013, 3M letters of credit issued under this $150 million committed facility totaled $120 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement with JP Morgan Chase Bank, which is fully drawn as of September 30, 2013. Apart from the committed facilities, an additional $50 million in stand-alone letters of credit was also issued and outstanding at September 30, 2013. These letters of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2013, this ratio was approximately 50 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s cash and cash equivalents balance at September 30, 2013 totaled $2.340 billion, with an additional $2.518 billion in current and long-term marketable securities. 3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M has a long history of dividend increases. In February 2013, 3M’s Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. As of September 30, 2013, approximately $4.1 billion remained available under the February 2013 repurchase authorization.

In 2013, the Company plans to contribute an amount in the range of $400 million to $500 million of cash to its pension and postretirement plans, primarily for its international pension plans. For the nine months ended September 30, 2013, contributions totaling $381 million were made to the Company’s U.S. and international pension plans and $4 million to its postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2013. Therefore, the amount of future discretionary contributions could vary significantly depending on the U.S. qualified plans’ funded status as of the 2013 measurement date and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures

3M uses is a combined index, which includes accounts receivable, inventory and accounts payable. This combined index (defined as current quarterly net sales multiplied by four, divided by the sum of ending net accounts receivable plus inventory less accounts payable) was 4.6 at September 30, 2013, down from 4.8 at December 31, 2012 and 4.7 at September 30, 2012. Receivables increased $533 million, or 13 percent, compared with December 31, 2012, with higher September 2013 sales compared to December 2012 sales contributing to this increase. Inventories increased $111 million, or 2.9 percent, compared with December 31, 2012, reflecting in part higher levels needed to support an increase in organic sales volume. At September 30, 2013 compared with December 31, 2012, currency translation decreased accounts receivable by $100 million and inventories by $62 million. As indicated in the next section (cash flows from operating activities), accounts receivable increased at a higher level and inventories increased at a lower level when compared to the first nine months of 2012. Accounts payable decreased $44 million compared with December 31, 2012, with the decrease primarily related to currency translation, which reduced accounts payable by $25 million.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2013	2012

Net income including noncontrolling interest	$3,605	$3,507
Depreciation and amortization	1,014	956
Company pension contributions	(381)	(853)
Company postretirement contributions	(4)	(65)
Company pension expense	332	403
Company postretirement expense	82	87
Stock-based compensation expense	197	181
Income taxes (deferred and accrued income taxes)	(29)	41
Excess tax benefits from stock-based compensation	(68)	(53)
Accounts receivable	(643)	(493)
Inventories	(155)	(368)
Accounts payable	(26)	141
Product and other insurance receivables and claims	37	(11)
Other — net	(137)	89
Net cash provided by operating activities	$3,824	$3,562

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2013, cash flows provided by operating activities increased $262 million compared to the first nine months of 2012. Operating cash flows benefited year-on-year from $533 million of lower pension and postretirement plans contributions, which were partially offset by higher year-on-year working capital requirements. Working capital (which includes accounts receivable, inventories and accounts payable) increased $824 million in the first nine months of 2013 compared to working capital increases of $720 million in the first nine months of 2012. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the nine months ended September 30, 2013 and 2012.

	Nine months ended
	September 30,
(Millions)	2013	2012

Net cash provided by operating activities	$3,824	$3,562
Purchases of property, plant and equipment (PP&E)	(1,122)	(977)
Free Cash Flow	$2,702	$2,585

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2013	2012

Purchases of property, plant and equipment (PP&E)	$(1,122)	$(977)
Proceeds from sale of PP&E and other assets	86	15
Acquisitions, net of cash acquired	—	(248)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	313	(938)
Other investing	21	14
Net cash used in investing activities	$(702)	$(2,134)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital expenditures were $1.122 billion in the first nine months of 2013, an increase of $145 million when compared to the first nine months of 2012, as 3M continues to invest in its businesses. The Company expects 2013 capital spending to be approximately $1.6 to $1.7 billion. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth.

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

Proceeds from sale of PP&E and other assets totaled $86 million in the first nine months of 2013 compared to $15 million in the same period last year. Apart from the normal periodic sales of PP&E, the third quarter and first nine months of 2013 included proceeds of $64 million related to non-production equipment, which resulted in a pre-tax loss of $6 million.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from sale (or maturities) of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.518 billion as of September 30, 2013. Proceeds from sales or maturities of marketable securities, net of purchases, totaled $313 million in the first nine months of 2013. Purchases of marketable securities and investments, net of proceeds from sales or maturities, totaled $938 million in the first nine months of 2012. Purchases of investments also include additional survivor benefit insurance and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2013	2012

Change in short-term debt — net	$607	$(36)
Repayment of debt (maturities greater than 90 days)	(853)	(18)
Proceeds from debt (maturities greater than 90 days)	12	1,251
Total cash change in debt	$(234)	$1,197
Purchases of treasury stock	(3,538)	(1,490)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	1,372	772
Dividends paid to stockholders	(1,307)	(1,228)
Excess tax benefits from stock-based compensation	68	53
Other — net	(4)	(18)
Net cash used in financing activities	$(3,643)	$(714)

Total debt at September 30, 2013 was $5.8 billion, down from $6.0 billion at year-end 2012. Total debt was 24 percent of total capital (total capital is defined as debt plus equity) at September 30, 2013 and 25 percent of total capital at year-end 2012. Changes in short-term debt in the first nine months of 2013 primarily related to commercial paper activity. Repayment of debt in the first nine months of 2013 related to the August 2013 repayment of $850 million (principal amount) of medium-term notes. Proceeds from debt in the first nine months of 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2013, 3M’s Board of Directors authorized the repurchase of up to $7.5 billion of 3M’s outstanding common stock, which replaced the Company’s previous repurchase program. This authorization has no pre-established end date. In the first nine months of 2013, the Company purchased $3.538 billion of stock, of which a portion was under the previous authorization, compared to $1.490 billion of stock repurchases in the first nine months of 2012. The Company expects full-year 2013 gross share repurchases will be in the range of $4.5 billion to $5.0 billion. As discussed earlier in the “Financial Condition and Liquidity” section, 3M is increasing share purchases, which is enabled by its continued business growth and consistently strong cash flow, the well-funded status of its pension plans, and the strength of the Company’s capital structure. As of September 30, 2013, approximately $4.1 billion remained available under the February 2013 repurchase authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to stockholders totaled $1.307 billion in the first nine months of 2013 compared to $1.228 billion in the first nine months of 2012. 3M has paid dividends since 1916. In February 2013, the Board of Directors increased the quarterly dividend on 3M common stock by 7.6 percent to 63.5 cents per share, equivalent to an annual dividend of $2.54 per share. This marked the 55th consecutive year of dividend increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 16, 2013 (which updated 3M’s 2012 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2013. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2013	1,664,478	$97.17	1,634,216	$2,306
February 1-28, 2013	3,199,508	$103.21	2,644,039	$7,227
March 1-31, 2013	2,995,946	$105.13	2,981,063	$6,913
Total January 1-March 31, 2013	7,859,932	$102.66	7,259,318	$6,913
April 1-30, 2013	2,739,109	$105.56	2,730,861	$6,625
May 1-31, 2013	6,626,563	$110.46	6,594,113	$5,897
June 1-30, 2013	1,930,590	$109.34	1,930,331	$5,685
Total April 1-June 30, 2013	11,296,262	$109.08	11,255,305	$5,685
July 1-31, 2013	4,367,343	$114.23	4,359,967	$5,187
August 1-31, 2013	4,248,029	$115.44	4,246,000	$4,697
September 1-30, 2013	4,885,431	$118.91	4,868,307	$4,118
Total July 1-September 30, 2013	13,500,803	$116.31	13,474,274	$4,118
Total January 1-September 30, 2013	32,656,997	$110.52	31,988,897	$4,118

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.38 are management contracts or compensatory plans or arrangements.

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

(10.18)	3M 2012 Amended and Restated General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.
(10.19)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.20)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.21)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.22)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.23)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.24)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.26)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.27)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.28)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.29)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.30)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.31)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is filed herewith.
(10.32)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.33)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.34)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.35)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.36)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.37)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.38)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.39)	Amended and restated five-year credit agreement as of September 28, 2012, is incorporated by reference from our Form 8-K dated October 3, 2012.
(10.40)	Letter of credit agreement as of August 23, 2013 is incorporated by reference from our Form 8-K dated August 27, 2013.
(10.41)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on October 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2013 and 2012 (iii) the Consolidated Balance Sheet at September 30, 2013 and December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY
(Registrant)

Date: October 31, 2013
	By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)