Form 10-K
period 2013-12-31
3M CO
filed 2014-02-13
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $85.0 billion as of January 31, 2014 (approximately $74.7 billion as of June 28, 2013, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2014: 662,692.234.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2013) for its annual meeting to be held on May 13, 2014, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2013

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

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

General

3M is a diversified technology company with a global presence in the following businesses: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2013, the Company employed 88,667 people (full-time equivalents), with 34,719 employed in the United States and 53,948 employed internationally.

Business Segments

As described in Note 15 to the Consolidated Financial Statements, effective in the first quarter of 2013, the Company completed a realignment of its business segments to better serve global markets and customers. In addition, as described in Note 16, during the first quarter of 2013, 3M realigned its geographic area structure to include Puerto Rico in the United States rather than in the Latin America/Canada region. Segment and geographic area information presented herein reflects the impact of these changes for all periods presented.

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

Industrial Business: The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M Purification Inc. (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. In the fourth quarter of 2012, 3M acquired Ceradyne, Inc., which develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. In 2011, 3M acquired Winterthur Technologie AG, a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools.

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, sealants, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. 3M Purification Inc. provides a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. Other industrial products include fluoroelastomers for seals, tubes and gaskets in engines.

Major transportation products include insulation components, including Thinsulate™ Acoustic Insulation and components for catalytic converters; functional and decorative graphics; abrasion-resistant films; adhesives; sealants; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials. In addition, 3M provides paint finishing and detailing products, including a complete system of cleaners, dressings, polishes, waxes and other products.

Safety and Graphics Business: The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial graphics sheeting and systems; architectural surface and lighting solutions; cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

This segment’s products include personal protection products, such as certain maintenance-free and reusable respirators, personal protective equipment, head and face protection, body protection, hearing protection and protective eyewear. In traffic safety and security, 3M provides reflective sheeting used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems, in addition to electronic surveillance products, films that protect against counterfeiting, and reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. Traffic safety and security also provides finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises, in addition to remote people-monitoring technologies used for offender-monitoring applications. Major commercial graphics products include films, inks, digital signage systems and related products used to produce graphics for vehicles, signs and interior surfaces. Other products include spill-control sorbents; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles.

Electronics and Energy Business: The Electronics and Energy segment serves customers in electronics and energy markets, including solutions for dependable, cost-effective, high-performance electronic devices, telecommunications networks, electrical products, power generation and distribution, and infrastructure protection.

This segment’s electronics solutions include optical film solutions for the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors, 2) LCD televisions, 3) hand-held devices such as cellular phones and tablets, 4) notebook PCs and 5) automotive displays. This segment also provides desktop and notebook computer screen filters that address display light control, privacy, and glare reduction needs. Major electronics products also include packaging and interconnection devices; high performance fluids and abrasives used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; and high-temperature and display tapes. 3M™ Flexible Circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet printer cartridges, cell phones and electronic devices. This segment also includes the touch systems business, including touch screens, touch monitors, and touch sensor components.

This segment’s energy solutions include electrical, telecommunications, renewable energy, and infrastructure protection products. This segment serves the worlds electrical and telecommunications markets, including electrical utilities, electrical construction, maintenance and repair, original equipment manufacturers (OEM), telecommunications central office, outside plant and enterprise, as well as aerospace, military, automotive and medical markets, with products that enable the efficient transmission of electrical power and speed the delivery of information. Products in this segment include pressure sensitive tapes and resins, electrical insulation, a wide array of fiber-optic and copper-based telecommunications systems for rapid deployment of fixed and wireless networks, as well as the 3M™ Aluminum

Conductor Composite Reinforced (ACCR) electrical power cable that increases transmission capacity for existing power lines. This segment also includes renewable energy component solutions for the solar and wind power industries, as well as infrastructure products solutions that provide municipalities both protection and detection solutions for electrical, oil, natural gas, water, rebar and other infrastructure assets.

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

In the medical and surgical areas, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment and patient warming solutions designed to prevent hypothermia in surgical settings. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Dental and orthodontic products include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances, as well as digital workflow solutions to transform traditional impression and analog processes. In health information systems, 3M develops and markets computer software for hospital coding and data classification, and provides related consulting services. 3M provides food safety products that make it faster and easier for food processors to test the microbiological quality of food.

Consumer Business: The Consumer segment serves markets that include consumer retail, office retail, home improvement, building maintenance and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

Major consumer products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite™ Microfiber Cloth products, O-Cel-O™ Sponges; protective material products, such as Scotchgard™ Fabric Protectors; certain maintenance-free respirators; certain consumer retail personal safety products, including safety glasses, hearing protectors, and 3M™ Thinsulate™ Insulation, which is used in jackets, pants, gloves, hats and boots to keep people warm; Nexcare™ Adhesive Bandages; and ACE® branded (and related brands) elastic bandage, supports and thermometer product lines.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales growth. Research, development and related expenses totaled $1.715 billion in 2013, $1.634 billion in 2012 and $1.570 billion in 2011. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.150 billion in 2013, $1.079 billion in 2012 and $1.036 billion in 2011. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

The Company believes that its patents provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments. The importance of patents in the Electronics and Energy segment is described in “Performance by Business Segment” — “Electronics and Energy Business” in Part II, Item 7, of this Annual Report on Form 10-K.

Raw Materials

In 2013, the Company experienced stable to declining costs for most raw material categories and transportation fuel. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 13, Commitments and Contingencies).

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

In 2013, 3M expended about $31 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $54 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 13, 2014).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2009-2013
Inge G. Thulin	60	Chairman of the Board, President and Chief Executive Officer	2012	President and Chief Executive Officer, 2012 Executive Vice President and Chief Operating Officer, 2011-2012 Executive Vice President, International Operations, 2004-2011

Julie L. Bushman	52	Senior Vice President, Business Transformation and Information Technology	2013

Executive Vice President, Safety and Graphics, 2012-2013

Executive Vice President, Safety Security and Protection Services Business, 2011-2012

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2007-2011

Joaquin Delgado	54	Executive Vice President, Health Care	2012	Executive Vice President, Electro and Communications Business, 2009-2012 Vice President and General Manager, Electronics Markets Materials Division, 2007-2009

Ivan K. Fong	52	Senior Vice President, Legal Affairs and General Counsel	2012	General Counsel, U.S. Department of Homeland Security, 2009-2012 Chief Legal Officer and Secretary, Cardinal Health Inc., 2005-2009

Ian F. Hardgrove	63	Senior Vice President, Corporate Communications and Enterprise Services	2014	Senior Vice President, Marketing, Sales and Communications, 2011-2013 Vice President and General Manager, Automotive Aftermarket Division, 2003-2011

Christopher D. Holmes	54	Senior Vice President, Supply Chain	2012	Executive Vice President, Industrial and Transportation Business, 2011-2012 Vice President and General Manager, Abrasives Systems Division, 2007-2011

Michael A. Kelly	57	Executive Vice President, Electronics and Energy	2012	Executive Vice President, Display and Graphics Business, 2006-2012

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2009-2013
Frank R. Little	53	Executive Vice President, Safety and Graphics Business Group	2013

Vice President and General Manager, Personal Safety Division, 2013

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2011-2012

Managing Director, 3M Korea, 2008-2011

Marlene M. McGrath	51	Senior Vice President, Human Resources	2012

Senior Vice President, Human Resources and Interim General Counsel, 2012

Vice President, Human Resources, International Operations, 2010-2012

Director, Human Resources, International Operations, 2006-2010

David W. Meline	56	Senior Vice President and Chief Financial Officer	2011	Vice President, Corporate Controller and Chief Accounting Officer, 2008-2011

Frederick J. Palensky	64	Executive Vice President, Research and Development and Chief Technology Officer	2006

Michael F. Roman	54	Senior Vice President, Business Development	2013

Vice President and General Manager, Industrial Adhesives and Tapes Division, 2011-2013

Vice President and General Manager, Renewable Energy Division, 2009-2011

Vice President, Business Development, Optical Systems Division, Asia, 2008-2009

Brad T. Sauer	54	Executive Vice President, Industrial	2012	Executive Vice President, Health Care Business, 2004-2012

Hak Cheol Shin	56	Executive Vice President, International Operations	2011	Executive Vice President, Industrial and Transportation Business, 2006-2011

Jesse G. Singh	48	Senior Vice President, Marketing and Sales	2014	Vice President and General Manager, Stationery and Office Supplies Division, 2012-2013 President, Sumitomo 3M Limited, 2007-2012

Michael G. Vale	47	Executive Vice President, Consumer	2012	Executive Vice President, Consumer and Office Business, 2011-2012 Managing Director, 3M Brazil, 2009-2011 Vice President and General Manager, Aearo Technologies Inc., 2008-2009

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an enterprise resource planning (ERP) system on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. While we have experienced, and expect to continue to experience, these types of threats to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 89 manufacturing facilities in 29 states. The Company operates 127 manufacturing and converting facilities in 38 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2013, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2014, there were 91,440 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. 3M has historically declared and paid cash dividends in the same quarter. Cash dividends declared totaled $0.635 per share for the first three quarters of 2013. Cash dividends declared in the fourth quarter of 2013 included a dividend payable in November 2013 of $0.635 per share and a dividend payable in March 2014 of $0.855 per share. Cash dividends declared totaled $0.59 per share for each quarter of 2012. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013 High	$106.88	$113.25	$122.27	$140.43	$140.43
2013 Low	93.96	102.89	108.21	116.65	93.96
2012 High	$90.00	$89.95	$94.30	$95.46	$95.46
2012 Low	82.70	81.99	85.34	86.74	81.99

Issuer Purchases of Equity Securities

Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2011, 3M’s Board of Directors authorized the repurchase of up to $7.0 billion of 3M’s outstanding common stock, with no pre-established end date. In February 2013, 3M’s Board of Directors replaced the February 2011 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. In February 2014, 3M’s Board of Directors replaced the Company’s February 2013 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2013	1,664,478	$97.17	1,634,216	$2,306
February 1-28, 2013	3,199,508	$103.21	2,644,039	$7,227
March 1-31, 2013	2,995,946	$105.13	2,981,063	$6,913
Total January 1-March 31, 2013	7,859,932	$102.66	7,259,318	$6,913
April 1-30, 2013	2,739,109	$105.56	2,730,861	$6,625
May 1-31, 2013	6,626,563	$110.46	6,594,113	$5,897
June 1-30, 2013	1,930,590	$109.34	1,930,331	$5,685
Total April 1-June 30, 2013	11,296,262	$109.08	11,255,305	$5,685
July 1-31, 2013	4,367,343	$114.23	4,359,967	$5,187
August 1-31, 2013	4,248,029	$115.44	4,246,000	$4,697
September 1-30, 2013	4,885,431	$118.91	4,868,307	$4,118
Total July 1-September 30, 2013	13,500,803	$116.31	13,474,274	$4,118
October 1-31, 2013	6,379,918	$121.62	6,334,328	$3,348
November 1-30, 2013	3,769,708	$129.01	3,768,421	$2,862
December 1-31, 2013	2,638,987	$130.53	2,637,697	$2,518
Total October 1-December 31, 2013	12,788,613	$125.64	12,740,446	$2,518
Total January 1-December 31, 2013	45,445,610	$114.78	44,729,343	$2,518

(1)         The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.

(2)         The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Years ended December 31:
Net sales	$30,871	$29,904	$29,611	$26,662	$23,123
Net income attributable to 3M	4,659	4,444	4,283	4,085	3,193
Per share of 3M common stock:
Net income attributable to 3M — basic	6.83	6.40	6.05	5.72	4.56
Net income attributable to 3M — diluted	6.72	6.32	5.96	5.63	4.52
Cash dividends declared per 3M common share	3.395	2.36	2.20	2.10	2.04
Cash dividends paid per 3M common share	2.54	2.36	2.20	2.10	2.04
At December 31:
Total assets	$33,550	$33,876	$31,616	$30,156	$27,250
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	4,384	4,987	4,563	4,277	5,204

3M has historically declared and paid dividends in the same quarter. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (payable in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share to be paid in March 2014.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in eight sections:

•                  Overview

•                  Results of Operations

•                  Performance by Business Segment

•                  Performance by Geographic Area

•                  Critical Accounting Estimates

•                  New Accounting Pronouncements

•                  Financial Condition and Liquidity

•                  Financial Instruments

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As described in Note 15 to the Consolidated Financial Statements, effective in the first quarter of 2013, the Company completed a realignment of its business segments to better serve global markets and customers. In addition, during the first quarter of 2013, as described in Note 16, 3M realigned its geographic area structure to include Puerto Rico in the United States rather than in the Latin America/Canada region. Segment and geographic area information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Fourth-quarter 2013 net income attributable to 3M was $1.103 billion, or $1.62 per diluted share, compared to $991 million, or $1.41 per diluted share, in the fourth quarter of 2012. Fourth-quarter 2013 sales totaled $7.6 billion, an increase of 2.4 percent from the fourth quarter of 2012. 3M achieved organic local-currency sales growth (which includes organic volume and selling price impacts) in all five of its business segments, led by Industrial. Industrial organic local-currency sales increased 5.8 percent, led by advanced materials, automotive OEM, 3M Purification Inc. (filtration products), aerospace, and automotive aftermarket. Organic local-currency sales increased 4.8 percent in Safety and Graphics, led by roofing granules, personal safety, commercial graphics, and architectural markets. Organic local-currency sales grew 3.6 percent in the Health Care business segment, with the strongest sales growth in health information systems, food safety, critical and chronic care, and infection prevention; organic local-currency sales declined in drug delivery systems. Organic local-currency sales increased 1.3 percent in the Consumer business segment, led by the consumer health care and home care businesses. Electronics and Energy organic local-currency sales growth was 0.4 percent, with increases in energy-related sales led by renewable energy and electrical markets. Electronic-related sales declined, with growth in optical systems and electronic solutions more than offset by declines in other businesses. For the Company in total, organic-local currency sales grew 3.4 percent, with higher organic volumes contributing 2.0 percent and selling price increases contributing 1.4 percent. Acquisitions added 0.7 percent to sales, which related to the late November 2012 acquisition of Ceradyne, Inc. Foreign currency translation reduced sales by 1.7 percent year-on-year.

From a geographic area perspective, fourth-quarter 2013 organic local-currency sales growth was 4.5 percent in the United States, 3.4 percent in EMEA, 3.3 percent in Asia Pacific, and 2.2 percent in Latin America/Canada. In the U.S., EMEA, and Asia Pacific, all five business segments generated positive organic local-currency sales growth. Organic local-currency sales growth in the United States was led by Industrial, and Safety and Graphics. Organic local-currency sales growth in EMEA was led by Industrial. West Europe grew organically by 3 percent year-on-year, continuing the positive trends 3M has seen in recent quarters. Organic local-currency sales growth in Asia Pacific was led by Consumer, Safety and Graphics, and Health Care. Sales in Japan grew 4 percent organically. China/Hong Kong grew organically by 1 percent, impacted by a strong prior-year comparison of 16 percent growth in the fourth quarter of 2012 and weakness in electronics. Organic local-currency sales growth in Latin America/Canada was positive across most countries, but below recent trend levels for a few reasons. First, slowing in government tenders for infrastructure projects in certain countries impacted sales in Electronics and Energy. Consumer was also soft in the fourth quarter due to weak retail demand and challenging year-on-year comparisons. And lastly, sales in Venezuela declined year-on-year due to the economic and political situation there. Venezuela diluted fourth-quarter organic sales growth in Latin America/Canada by 1.5 percentage points, as 3M continues to work towards minimizing its Bolivar exposure and any associated costs.

For total year 2013, net income attributable to 3M was $4.659 billion, or $6.72 per diluted share, compared to $4.444 billion, or $6.32 per diluted share, in 2012, an increase of 6.3 percent on a per diluted share basis. Sales totaled $30.9 billion, an increase of 3.2 percent from 2012. From a business segment perspective, organic local-currency sales growth was 5.0 percent in Health Care, 4.6 percent in Industrial, 4.2 percent in Safety and Graphics, 3.0 percent in Consumer, and was flat in Electronics and Energy. From a geographic area perspective, 2013 organic local-currency sales growth was 7.1 percent in Latin America/Canada, 3.6 percent in Asia Pacific, 3.1 percent in the United States, and 2.1 percent in EMEA. For the Company in total, organic local-currency sales grew 3.4 percent, with higher organic volumes contributing 2.5 percent and selling price increases contributing 0.9 percent. Acquisitions added 1.4 percent to sales, driven by the November 2012 acquisition of Ceradyne, Inc. (Industrial), the September 2012 purchase of the net assets that comprised the business of Federal Signal Technologies Group (Safety and Graphics), and the April 2012 acquisition of CodeRyte, Inc. (Health Care). Foreign currency translation reduced sales by 1.6 percent year-on-year.

Operating income in 2013 was 21.6 percent of sales, compared to 21.7 percent of sales in 2012, a decline of 0.1 percentage points. Items that reduced operating income margins included lower factory utilization/productivity, strategic investments (including business transformation, enabled by 3M’s global ERP implementation), the impact of 2012 acquisitions, and other factors. These factors were largely offset by the combination of selling price increases and raw material cost decreases, in addition to lower pension/postretirement benefit costs. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 28.1 percent in 2013, down 0.9 percentage points versus 2012, which increased earnings per diluted share by approximately 9 cents. Weighted-average diluted shares outstanding in 2013 declined 1.4 percent year-on-year to 693.6 million, which increased earnings per diluted share by approximately 9 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 11 cents.

Fourth-quarter 2012 net income attributable to 3M was $991 million, or $1.41 per diluted share, compared to $954 million, or $1.35 per diluted share, in the fourth quarter of 2011. Fourth-quarter 2012 sales totaled $7.4 billion, an increase of 4.2 percent from the fourth quarter of 2011. Organic local-currency sales grew 4.3 percent, acquisitions added 0.9 percent to sales, and foreign currency translation reduced sales by 1.0 percent year-on-year. From a business segment perspective, Consumer led with organic local-currency sales growth of 8.8 percent, driven by consumer health care, construction and home improvement markets, and stationery and office supplies. Health Care organic local-currency sales grew 5.9 percent, with positive growth in all businesses, led by food safety, health information systems, critical and chronic care, and oral care. Electronics and Energy organic local-currency sales growth was 4.4 percent, led by optical systems, with sales also increasing in infrastructure protection, electrical, and telecommunication markets, partially offset by declines in renewable energy and electronics markets materials. Industrial organic local-currency sales grew 4.4 percent, led by 3M Purification Inc. (filtration products), aerospace, industrial adhesives and tapes, abrasives and automotive OEM partially offset by declines in advanced materials. Organic local-currency sales declined 0.3 percent in Safety and Graphics, as sales growth in personal safety, architectural markets, commercial graphics, and roofing granules was offset by a year-on-year decline in traffic safety and security systems.

From a geographic area perspective, fourth-quarter 2012 organic local-currency sales growth was 9.9 percent in Latin America/Canada, 5.8 percent in Asia Pacific, and 5.2 percent in the United States. EMEA organic local-currency sales declined 1.0 percent, impacted by a weak economy in Western Europe. Latin America/Canada sales growth was broad-based, with all five business segments generating positive organic local-currency sales growth, led by Health Care; Safety and Graphics; Electronics and Energy; and Consumer. Organic local-currency sales growth increased 11 percent in Brazil, in the face of a still-recovering economy, and Mexico grew nearly 10 percent. In Asia Pacific, Japan declined year-on-year, reflecting continued challenging economic conditions. Organic local-currency sales in the rest of Asia Pacific grew nearly 10 percent, with China up over 16 percent. Organic local-currency sales growth in the United States was led by Consumer.

For total year 2012, net income attributable to 3M was $4.444 billion, or $6.32 per diluted share, compared to $4.283 billion, or $5.96 per diluted share, in 2011, an increase of 6.0 percent on a per diluted share basis. Sales totaled $29.9 billion, an increase of 1.0 percent from 2011. Organic local-currency sales grew 2.6 percent, acquisitions added 0.8 percent to sales and foreign currency translation reduced sales by 2.4 percent year-on-year. From a business segment perspective, organic local-currency sales growth was 5.2 percent in Industrial, 4.7 percent in Health Care, 3.6 percent in Consumer, and 2.4 percent in Safety and Graphics. Organic local-currency sales declined 3.7 percent in Electronics and Energy. From a geographic area perspective, 2012 organic local-currency sales growth was 11.1 percent in Latin America/Canada, 4.2 percent in the United States, and 0.1 percent in Asia Pacific. Asia Pacific was impacted by a soft global consumer electronics industry. EMEA organic local-currency sales declined 0.6 percent, impacted by a weak economy in Western Europe.

Operating income in 2012 was 21.7 percent of sales, compared to 20.9 percent of sales in 2011, an improvement of 0.8 percentage points. The primary benefit (as discussed in the Results of Operations section) related to the combination of selling price increases and raw material cost decreases. Currency effects reduced diluted earnings per share by an estimated 15 cents. Net insurance recoveries in 2012 related to the 2011 earthquake and tsunami in Japan increased earnings by approximately 4 cents per diluted share. In 2011, the impact of natural disasters, net of insurance recoveries, reduced earnings by approximately 6 cents per diluted share. Early retirement/restructuring costs for 2012 totaled approximately 8 cents per diluted share, which included the first quarter 2012 charge of approximately 3 cents per diluted share related to a voluntary early retirement program in the United States.

The most significant non-operating items that impacted earnings in 2012 when compared to 2011 were diluted shares outstanding and income taxes. Average diluted shares outstanding declined 2.2 percent in 2012 to 703.3 million, which increased earnings per diluted share by approximately 14 cents when compared to 2011. The income tax rate for 2012 was 29.0 percent compared to 27.8 percent in 2011, which decreased earnings per diluted share by approximately 11 cents.

The following table contains sales and operating income results by business segment for the years ended December 31, 2013 and 2012. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 15 for additional information on business segments, including Elimination of Dual Credit.

	2013			2012			2013 vs. 2012 % change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$10,584	34.3%	$2,296	$9,943	33.2%	$2,236	6.5%	2.7%
Safety and Graphics	5,657	18.3%	1,239	5,471	18.3%	1,217	3.4%	1.8%
Electronics and Energy	5,393	17.5%	954	5,458	18.3%	1,026	(1.2)%	(7.0)%
Health Care	5,334	17.3%	1,672	5,138	17.2%	1,641	3.8%	1.9%
Consumer	4,435	14.4%	945	4,386	14.7%	943	1.1%	0.2%
Corporate and Unallocated	8	—%	(322)	4	—%	(471)	—	—
Elimination of Dual Credit	(540)	(1.8)%	(118)	(496)	(1.7)%	(109)	—	—
Total Company	$30,871	100.0%	$6,666	$29,904	100.0%	$6,483	3.2%	2.8%

Sales in 2013 increased 3.2 percent, led by Industrial at 6.5 percent, Health Care at 3.8 percent, and Safety and Graphics at 3.4 percent. Sales increased 1.1 percent in Consumer and declined 1.2 percent in Electronics and Energy. Total company organic local-currency sales growth (which includes organic volume and selling price impacts) was 3.4 percent, acquisitions added 1.4 percent, and foreign currency translation reduced sales by 1.6 percent. Four of 3M’s five business segments posted operating income margins in excess of 21 percent in 2013. Worldwide operating income margins for 2013 were 21.6 percent, compared to 21.7 percent for 2012.

Sales in 2012 increased 1.0 percent, led by Consumer at 3.7 percent, Industrial at 3.3 percent and Health Care at 2.5 percent. Sales increased 0.2 percent in Safety and Graphics, and declined 4.8 percent in Electronics and Energy. Total company organic local-currency sales growth was 2.6 percent, acquisitions added 0.8 percent, and foreign currency translation reduced sales by 2.4 percent. Four of 3M’s five business segments posted operating income margins in excess of 21 percent in 2012. Worldwide operating income margins for 2012 were 21.7 percent, compared to 20.9 percent for 2011.

3M generated $5.817 billion of operating cash flow in 2013, an increase of $517 million when compared to 2012. This followed an increase of $16 million when comparing 2012 to 2011. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This new program has no pre-established end date. In 2013, the Company purchased $5.212 billion of stock, up significantly from $2.204 billion in 2012 and $2.701 billion in 2011. The Company expects to purchase $3 billion to $5 billion of stock in 2014. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 34.6 percent. This marked the 56th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 25 percent at

December 31, 2013, 2012 and 2011. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

In 2013, the Company experienced stable to declining costs for most raw material categories and transportation fuel. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts.

On a worldwide basis, 3M’s pension and postretirement plans were 94 percent funded at year-end 2013. The primary U.S. qualified plan, which is approximately 66 percent of the worldwide pension obligation, was 103 percent funded and the international pension plans were 91 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2013 for the primary U.S. qualified plan was 6.02%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status, which improved to 103 percent funded at year-end 2013, compared to 96 percent funded at year-end 2012. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2014 is 7.75%, a decrease of 0.25 percentage points from 2013. The primary U.S. qualified plan year-end 2013 discount rate was 4.98%, up 0.84 percentage points from the year-end 2012 discount rate of 4.14%. The increase in U.S. discount rates resulted in a lower valuation of the projected benefit obligation, which improved the plans’ funded status. The changes in 3M’s defined benefit plans’ funded status significantly impacted several balance sheet amounts. In the fourth-quarter of 2013, these required annual measurements increased stockholders’ equity by $0.9 billion, decreased pension and postretirement benefits’ long-term liabilities by $0.8 billion, increased prepaid pension benefits’ assets by $0.5 billion, and decreased deferred taxes within other assets by $0.4 billion. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet amounts.

3M expects to contribute approximately $100 million to $200 million of cash to its global pension and postretirement plans in 2014. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. 3M expects defined benefit pension and postretirement expense in 2014 to decrease by approximately $160 million pre-tax when compared to 2013. The change in both defined benefit and defined contribution plan expenses would increase earnings per share in 2014 by approximately 15 cents per share when compared to 2013, or approximately 17 cents per share including the impact of defined benefit plan expenses only. Refer to “Critical Accounting Estimates” within MD&A and Note 10 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans. In addition, 3M currently expects that its effective tax rate for 2014 will be approximately 28.0 to 29.0 percent, compared to 28.1 percent for 2013.

Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Item 1 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Net Sales:

	2013			2012
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$11,151	$19,720	$30,871	$10,571	$19,333	$29,904
% of worldwide sales	36.1%	63.9%		35.3%	64.7%
Components of net sales change:
Volume — organic	2.4%	2.7%	2.5%	2.1%	0.8%	1.2%
Price	0.7	0.9	0.9	2.1	0.9	1.4
Organic local-currency sales	3.1	3.6	3.4	4.2	1.7	2.6
Acquisitions	2.5	0.9	1.4	0.8	0.8	0.8
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(2.5)	(1.6)	—	(3.6)	(2.4)
Total sales change	5.5%	2.0%	3.2%	5.0%	(1.1)%	1.0%

In 2013, organic local-currency sales grew 3.4 percent, with increases of 7.1 percent in Latin America/Canada, 3.6 percent in Asia Pacific, 3.1 percent in the United States, and 2.1 percent in Europe, Middle East and Africa. Worldwide organic local-currency sales grew 5.0 percent in Health Care, 4.6 percent in Industrial, 4.2 percent in Safety and Graphics, 3.0 percent in Consumer, and were flat in Electronics and Energy. Acquisitions added 1.4 percent to worldwide growth and foreign currency translation reduced worldwide sales growth by 1.6 percent.

Worldwide selling prices rose 0.9 percent in 2013 and 1.4 percent in 2012. Selling price increases were driven by two primary factors in both 2013 and 2012. First, investment in research and development continues to support a strong price/value equation in many of the markets that 3M serves. Second, 3M adjusts selling prices to offset currency devaluations in certain developing countries. These increases have more than offset selling price declines in 3M’s optical systems business, where prices typically decline each year, which is common for the electronics industry.

In 2012, organic local-currency sales increased 2.6 percent. Organic local-currency sales growth was led by Latin America/Canada and the United States, while Asia Pacific was flat, and EMEA was down slightly. Worldwide organic local-currency sales grew 5.2 percent in Industrial, 4.7 percent in Health Care, 3.6 percent in Consumer, and 2.4 percent in Safety and Graphics. Organic local-currency sales declined 3.7 percent in Electronics and Energy. Acquisitions added 0.8 percent to worldwide growth and foreign currency translation reduced 2012 worldwide sales growth by 2.4 percent.

Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2013	2012	2011	2013 Versus 2012	2012 Versus 2011
Cost of sales	52.1%	52.4%	53.0%	(0.3)%	(0.6)%
Selling, general and administrative expenses	20.7	20.4	20.8	0.3	(0.4)
Research, development and related expenses	5.6	5.5	5.3	0.1	0.2
Operating income	21.6%	21.7%	20.9%	(0.1)%	0.8%

Pension and postretirement expense decreased $97 million in 2013 compared to 2012, compared to an increase of $95 million for 2012 compared to 2011. 2012 includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 10). Pension and postretirement expense is recorded in cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to Note 10 (Pension and Postretirement Plans) for components of net periodic benefit cost and the assumptions used to determine net cost.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of net sales, was 52.1 percent in 2013, a decrease of 0.3 percentage points from 2012. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices rose 0.9 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), in addition to organic volume increases, decreased cost of sales as a percent of sales. These benefits were partially offset by the impact of 2012 acquisitions and lower factory utilization.

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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) increased $282 million, or 4.6 percent, in 2013 when compared to 2012. In 2013, SG&A included strategic investments in business transformation, enabled by 3M’s global enterprise resource planning (ERP) implementation, in addition to increases from acquired businesses that were largely not in 3M’s 2012 spending (Ceradyne, Inc. and Federal Signal Technologies), which were partially offset by lower pension and postretirement expense. SG&A, measured as a percent of sales, increased 0.3 percentage points to 20.7 percent in 2013, compared to 20.4 percent in 2012.

SG&A decreased $68 million, or 1.1 percent, in 2012 when compared to 2011. In addition to cost-control and other productivity efforts, 3M experienced some savings from its first-quarter 2012 voluntary early retirement incentive program and other restructuring actions. These benefits more than offset increases related to acquisitions, higher year-on-year pension and postretirement expense, and restructuring expenses. SG&A in 2012 included increases from acquired businesses which were not in 3M’s full-year 2011 base spending, primarily related to the 2011 acquisitions of Winterthur Technologie AG and the do-it-yourself and professional business of GPI Group, in addition to SG&A spending related to the 2012 acquisitions of Ceradyne, Inc., Federal Signal Technologies Group, and CodeRyte, Inc. SG&A, measured as a percent of sales, was 20.4 percent in 2012, a decrease of 0.4 percentage points when compared to 2011.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) increased 4.9 percent in 2013 compared to 2012 and increased 4.1 percent in 2012 compared to 2011, as 3M continued to support its key growth initiatives, including more R&D aimed at disruptive innovation. In 2013, increases from acquired businesses that were largely not in 3M’s 2012 spending (primarily Ceradyne, Inc. and Federal Signal Technologies) were partially offset by lower pension and postretirement expense. In

2012, investments to support key growth initiatives, along with higher pension and postretirement expense, were partially offset by cost-control efforts and savings from 3M’s first-quarter 2012 voluntary early retirement incentive program. R&D, measured as a percent of sales, was 5.6 percent in 2013, compared to 5.5 percent in 2012 and 5.3 percent in 2011.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.

Operating income margins were 21.6 percent in 2013, compared to 21.7 in 2012, a decrease of 0.1 percentage points. Items that reduced operating income margins included a 0.5 percentage point impact from lower factory utilization/productivity, along with a 0.4 percentage point impact from the combination of business transformation, enabled by 3M’s global ERP implementation, along with more R&D aimed at disruptive innovation. The recently enacted medical device excise tax in the U.S., foreign currency effects, acquisition impacts, and other net impacts reduced operating income margins by 0.7 percentage points. These factors were largely offset by items that increased operating income margins, which included a 1.2 percentage point benefit from the combination of selling price increases and raw material cost decreases. Finally, lower pension/postretirement benefit costs increased operating income margins by 0.3 percentage points.

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

Interest Expense and Income:

(Millions)	2013	2012	2011
Interest expense	$145	$171	$186
Interest income	(41)	(39)	(39)
Total	$104	$132	$147

Interest Expense: Interest expense decreased in both 2013 and 2012. The 2013 decrease was primarily due to lower interest rates. The 2012 decrease was driven by lower average international debt balances and lower interest rates on U.S. debt.

Interest Income: Interest income was up $2 million when comparing 2013 to 2012, as higher average international cash balances were largely offset by lower average U.S. balances and lower U.S. and international interest rates. In 2012, lower U.S. cash balances and lower interest rates internationally were offset by higher international cash balances and higher interest rates in the U.S.

Provision for Income Taxes:

(Percent of pre-tax income)	2013	2012	2011
Effective tax rate	28.1%	29.0%	27.8%

The effective tax rate for 2013 was 28.1 percent, compared to 29.0 percent in 2012, a decrease of 0.9 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes as a result of changes to the geographic mix of income before taxes, the reinstatement of the U.S. research and development credit in 2013, an increase in the domestic manufacturer’s deduction benefit, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 4.0 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 3.1 percentage points, which largely related to adjustments to 3M’s income tax reserves for 2013 when compared to 2012.

The effective tax rate for 2012 was 29.0 percent, compared to 27.8 percent in 2011, an increase of 1.2 percentage points, impacted by many factors. The primary factors that increased the Company’s effective tax rate year-on-year include international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), state income taxes, lower domestic manufacturer’s deduction, and the lapse of the U.S. research and development credit. These and other factors, when compared to 2011, increased the 2012 effective tax rate by 2.1 percentage points. Factors that decreased the Company’s effective tax rate year-on-year include international taxes as a result of changes to the geographic mix of income before taxes and adjustments to its income tax reserves. These factors, when compared to 2011, decreased the effective tax rate 0.9 percentage points.

The Company currently expects that its effective tax rate for total year 2014 will be approximately 28.0 to 29.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 7 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2013	2012	2011
Net income attributable to noncontrolling interest	$62	$67	$74

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of December 31, 2013, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $74 million and $103 million in 2013 and 2012, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $12 million in 2013 and increased net income attributable to 3M by approximately $49 million in 2012.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 15, effective in the first quarter of 2013, the Company completed a realignment of its business segments to better serve global markets and customers. Segment information presented herein reflects the impacts of these changes for all periods presented. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. Information related to 3M’s business segments is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Corporate and Unallocated:

In addition to these five operating business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 15. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses decreased by $149 million in 2013 when compared to 2012. Of the $149 million decrease in 2013, approximately $127 million was due to lower pension and postretirement benefit expense. The primary items driving the $51 million increase in Corporate and Unallocated in 2012 when compared to 2011 were pension and postretirement expense, as a portion of the 2012 increase in these expenses were not allocated directly to the five operating business segments ($63 million), partially offset by an increase in other environmental insurance receivables, which benefited 2012 by $15 million (as discussed in Note 13).

Operating Business Segments:

All five business segments, when comparing 2013 to 2012, were impacted by investments in business transformation, which are enabled by 3M’s global ERP implementation, and by higher allocated pension and postretirement benefit expenses. The implementation of 3M’s ERP system has increased spending in total, and the transition of 3M’s ERP system from the development stage into deployment has also resulted in more ERP costs being borne by the five operating business segments rather than Corporate and Unallocated. This negatively impacted each business segment’s annual 2013 operating income margins by approximately 0.30 percentage points when compared to 2012. 3M’s pension and postretirement benefit expenses declined $97 million when comparing 2013 to 2012; however, $127 million of this reduction was allocated to Corporate and Unallocated, resulting in $30 million of additional expense being absorbed by the five operating business segments in 2013, or a negative year-on-year impact of approximately 0.10 percentage points. Thus, while operating income margins have declined when comparing 2013 to 2012 for all five business segments, on average approximately 0.40 percentage points of this decline relates to the impact of higher ERP implementation expenses and higher pension and postretirement benefit expenses. When comparing 2012 to 2011, operating business segment results reflect $32 million in higher year-on-year pension and postretirement benefit expenses.

The following discusses total year results for 2013 compared to 2012, and also discusses 2012 compared to 2011, for each business segment.

Industrial Business (34.3% of consolidated sales):

	2013	2012	2011
Sales (millions)	$10,584	$9,943	$9,629
Sales change analysis:
Organic local currency	4.6%	5.2%	9.0%
Acquisitions	3.6	1.1	6.1
Translation	(1.7)	(3.0)	3.5
Total sales change	6.5%	3.3%	18.6%

Operating income (millions)	$2,296	$2,236	$1,983
Percent change	2.7%	12.8%	15.3%
Percent of sales	21.7%	22.5%	20.6%

The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M Purification Inc. (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Year 2013 results:

Sales in Industrial totaled $10.6 billion, up 6.5 percent in U.S. dollars. Organic local-currency sales increased 4.6 percent, acquisitions added 3.6 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, all of Industrial’s businesses experienced positive sales growth in 2013, led by aerospace, automotive OEM, 3M Purification Inc. (filtration products), and industrial adhesives and tapes. Acquisition growth related to the 2012 acquisition of Ceradyne, Inc. (Ceradyne). As disclosed in Note 2, in November 2012, 3M acquired Ceradyne, which is headquartered in Costa Mesa, California. Ceradyne is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Geographically, organic local-currency sales increased 8 percent in Latin America/Canada, 5 percent in the United States, 4 percent in EMEA, and 3 percent in Asia Pacific.

Operating income was $2.3 billion in 2013, up 2.7 percent year-on-year. Operating income margins decreased by 0.8 percentage points to 21.7 percent. This decline in margins largely related to the Ceradyne acquisition, which reduced 2013 operating income margins by 0.7 percentage points.

Year 2012 results:

Sales in Industrial totaled $9.9 billion, up 3.3 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent, acquisitions added 1.1 percent, and foreign currency translation reduced sales by 3.0 percent. Acquisitions growth was primarily driven by Winterthur Technologie AG (Winterthur) in the abrasives market, Ceradyne, Inc. (Ceradyne) in the advanced technical ceramics market, and Alpha Beta Enterprise Co. Ltd. (Alpha Beta) in industrial tapes, all of which are discussed further below. On an organic local-currency basis, sales growth was strongest in automotive OEM, aerospace, abrasives and 3M Purification Inc.

Geographically, organic local-currency sales increased 8 percent in the United States, 7 percent in Latin America/Canada, 5 percent in Asia Pacific, and 1 percent in EMEA.

Operating income was $2.2 billion in 2012, 12.8 percent higher than 2011, with the primary benefit related to the combination of selling price increases and raw material cost decreases. Operating income growth was led by the United States. Operating income margins increased by 1.9 percentage points to 22.5 percent.

3M continued to invest in its Industrial business. In November 2012, 3M acquired Ceradyne. In March 2011, 3M acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft, and cutting tools. In addition, in February 2011, 3M completed its acquisition of the tape-related assets of Alpha Beta, a leading manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

Investment:

In March 2005, 3M’s automotive business completed the purchase of 19 percent of TI&M Beteiligungsgesellschaft mbH (TI&M) for approximately $55 million. TI&M is the parent company of I&T Innovation Technology Entwicklungsund Holding Aktiengesellschaft (I&T), an Austrian maker of flat flexible cable and circuitry. Pursuant to a Shareholders Agreement, 3M marketed I&T’s flat flexible wiring systems for automotive interior applications to the global automotive market. I&T filed a petition for bankruptcy protection in August 2006. As part of its agreement to purchase the shares of TI&M, the Company was granted a put option that gave the Company the right to sell back its entire ownership interest in TI&M to the other investors from whom the Company acquired its 19 percent interest. The put option became exercisable January 1, 2007. The Company exercised the put option and recovered approximately $25 million of its investment from one of the investors based in Belgium in February 2007. The other two TI&M investors from whom the Company purchased its shares filed a bankruptcy petition in Austria in January 2007. Through the Austrian bankruptcy process and pursuit of recovery from the bank that held the 3M purchase price paid to the two bankrupt investors, 3M recovered all but an immaterial amount of the remaining investment through October 2013 at which point 3M resolved its remaining claims.

Safety and Graphics Business (18.3% of consolidated sales):

	2013	2012	2011
Sales (millions)	$5,657	$5,471	$5,458
Sales change analysis:
Organic local currency	4.2%	2.4%	5.1%
Acquisitions	1.3	0.6	3.3
Translation	(2.1)	(2.8)	3.6
Total sales change	3.4%	0.2%	12.0%

Operating income (millions)	$1,239	$1,217	$1,237
Percent change	1.8%	(1.6)%	8.7%
Percent of sales	21.9%	22.3%	22.7%

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

Year 2013 results:

Sales in Safety and Graphics totaled $5.7 billion, up 3.4 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, acquisitions added 1.3 percent, and foreign currency translation reduced sales by 2.1 percent. On an organic local-currency basis, sales growth was led by personal safety, commercial graphics, industrial minerals, and building and commercial services. Organic local-currency sales declined in traffic safety and security systems. Acquisition growth related to the September 2012 purchase of net assets that comprised the business of Federal Signal Technologies Group.

Organic local-currency sales increased 9 percent in both Latin America/Canada and Asia Pacific, and 2 percent in the United States. Organic local-currency sales were flat in EMEA.

Operating income in 2013 totaled $1.2 billion, up 1.8 percent. Operating income margins were 21.9 percent of sales, compared to 22.3 percent in 2012. This decline in margins related to the Federal Signal Technologies Group acquisition, which reduced 2013 operating income margins by 0.5 percentage points.

Year 2012 results:

Sales in Safety and Graphics were $5.5 billion, up 0.2 percent in U.S. dollars. Organic local-currency sales increased 2.4 percent, led by architectural markets, personal safety, and commercial graphics, with growth also in building and commercial services, and roofing granules. Organic local-currency sales declined in traffic safety and security. Acquisitions sales growth of 0.6 percent related to the September 2012 purchase of the net assets that comprised the business of Federal Signal Technologies Group from Federal Signal Corp. This business focuses on electronic toll collection and parking management hardware and software services. Foreign currency translation reduced sales by 2.8 percent.

Geographically, organic local-currency sales increased 16 percent in Latin America/Canada and 1 percent in both the United States and Asia Pacific. Organic local-currency sales declined 2 percent in EMEA.

Operating income in 2012 totaled $1.2 billion, down 1.6 percent. Operating income margins were 22.3 percent of sales, compared to 22.7 percent in 2011. The year-on-year decline in operating income dollars and margins was attributable to softness in traffic safety and security, which has been impacted by lower government spending.

Electronics and Energy Business (17.5% of consolidated sales):

	2013	2012	2011
Sales (millions)	$5,393	$5,458	$5,732
Sales change analysis:
Organic local currency	—%	(3.7)%	(0.5)%
Translation	(1.2)	(1.1)	2.3
Total sales change	(1.2)%	(4.8)%	1.8%

Operating income (millions)	$954	$1,026	$1,140
Percent change	(7.0)%	(10.0)%	(5.5)%
Percent of sales	17.7%	18.8%	19.9%

The Electronics and Energy segment serves customers in the electronics and energy markets, including solutions for dependable, cost-effective, high-performance electronic devices, telecommunications networks, electrical products, power generation and distribution, and infrastructure protection. This segment’s electronics solutions include optical film solutions for the electronic display industry; packaging and interconnection devices; high performance fluids and abrasives; high-temperature and display tapes; 3M™ Flexible Circuits, which use electronic packaging and interconnection technology; and the touch systems business, which includes touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; a wide array of fiber-optic and copper-based telecommunications systems; renewable energy component solutions for the solar and wind power industries; and infrastructure products that provide both protection and detection solutions.

The optical film business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s multi-layer optical film patents expired at the end of 2013 and will expire over several years thereafter, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2013 results:

Electronics and Energy sales totaled $5.4 billion, down 1.2 percent in U.S. dollars, with this decrease related to foreign currency translation. Organic local-currency sales were flat in 3M’s electronics-related businesses, with increases in touch systems and optical systems offset by decreases in electronics markets materials. Organic local-currency sales were also flat in 3M’s energy-related businesses, where sales gains in electrical markets were offset by sales declines in infrastructure protection, telecommunication markets, and renewable energy.

On a geographic basis, organic local-currency sales increased slightly in Latin America/Canada and Asia Pacific. Organic local-currency sales declined slightly in the United States and EMEA.

Operating income decreased 7.0 percent to $954 million in 2013. Operating income margins were 17.7 percent, compared to 18.8 percent in 2012. The operating margin decline was primarily attributable to lower factory utilization and flat year-on-year organic local-currency sales.

Year 2012 results:

Electronics and Energy sales totaled $5.5 billion, down 4.8 percent in U.S. dollars. Organic local-currency sales declined 3.7 percent and foreign currency translation reduced sales by 1.1 percent. Organic local-currency sales declined in the consumer electronics-related businesses, including a 9 percent decline in optical systems, driven by lower optical film volumes for LCD TVs. In addition, organic local-currency sales declined in the renewable energy and telecommunications markets business. Organic local-currency sales increased in 3M’s touch systems, infrastructure protection, and electrical markets businesses.

On a geographic basis, organic local-currency sales increased 14 percent in Latin America/Canada and 3 percent in the United States. Organic local-currency sales declined 6 percent in EMEA and 7 percent in Asia Pacific.

Operating income decreased 10.0 percent to $1.0 billion in 2012. Operating income margins were 18.8 percent, compared to 19.9 percent in 2011. The year-on-year decline was largely attributable to the decline in optical systems.

Health Care Business (17.3% of consolidated sales):

	2013	2012	2011
Sales (millions)	$5,334	$5,138	$5,011
Sales change analysis:
Organic local currency	5.0%	4.7%	4.6%
Acquisitions	0.1	0.3	3.8
Translation	(1.3)	(2.5)	3.1
Total sales change	3.8%	2.5%	11.5%

Operating income (millions)	$1,672	$1,641	$1,484
Percent change	1.9%	10.5%	9.4%
Percent of sales	31.3%	31.9%	29.6%

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

Year 2013 results:

Health Care sales totaled $5.3 billion, an increase of 3.8 percent in U.S. dollars. Organic local-currency sales increased 5.0 percent, acquisitions added 0.1 percent, and foreign currency translation reduced sales by 1.3 percent. Organic local-currency sales growth was led by health information systems, food safety, critical and chronic care, infection prevention, and oral care. Organic local-currency sales declined in drug delivery. Acquisition growth related to the April 2012 acquisition of CodeRyte, Inc., which is discussed further below.

On a geographic basis, organic local-currency sales increased 10 percent in Latin America/Canada, 8 percent in Asia Pacific, and 4 percent in both EMEA and the United States.

Operating income increased 1.9 percent to $1.7 billion. Operating income margins were 31.3 percent in 2013, compared to 31.9 percent in 2012. Effective January 1, 2013, 3M began to absorb additional costs related to the U.S. medical device excise tax, which decreased operating income margins by 0.4 percentage points. The third-quarter 2013 gain from sale of a non-strategic equity method investment benefited total year 2013 operating income margins by 0.3 percentage points.

Year 2012 results:

Health Care sales totaled $5.1 billion, an increase of 2.5 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, led by food safety, health information systems, and critical and chronic care solutions. Sales declined year-on-year in drug delivery systems. Acquisitions added 0.3 percent, as 3M further strengthened its health information systems business in April 2012 by acquiring CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers. Foreign currency translation reduced sales by 2.5 percent.

On a geographic basis, organic local-currency sales increased 12.5 percent in Latin America/Canada, 10 percent in Asia Pacific, 4 percent in the United States, and 1 percent in EMEA.

Operating income increased 10.5 percent to $1.6 billion. Operating income margins were 31.9 percent in 2012 compared to 29.6 percent in 2011, driven by strong manufacturing cost control, improved utilization and production efficiencies. Operating income grew in all major geographic areas.

Consumer Business (14.4% of consolidated sales):

	2013	2012	2011
Sales (millions)	$4,435	$4,386	$4,230
Sales change analysis:
Organic local currency	3.0%	3.6%	4.0%
Acquisitions	—	2.0	1.3
Divestitures	(0.1)	—	—
Translation	(1.8)	(1.9)	2.4
Total sales change	1.1%	3.7%	7.7%

Operating income (millions)	$945	$943	$855
Percent change	0.2%	10.3%	(0.5)%
Percent of sales	21.3%	21.5%	20.2%

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

Year 2013 results:

Sales in Consumer totaled $4.4 billion, up 1.1 percent in U.S. dollars. Organic local-currency sales increased 3.0 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was led by consumer health care, home care, and construction and home improvement. Organic local-currency sales increased slightly in stationary and office supplies, impacted by continued consolidation trends in the office retail and wholesale market.

On a geographic basis, organic local-currency sales increased 7 percent in Asia Pacific and 3 percent in both Latin America/Canada and the United States. Organic local-currency sales declined 1 percent in EMEA.

Consumer operating income was $945 million, up 0.2 percent from 2012. Operating income margins were 21.3 percent, down slightly from 2012.

As discussed in Note 2, in June 2013, 3M completed the sale of the Scientific Anglers and Ross Reels businesses to The Orvis Company, Inc. based in Manchester, Vermont.

Year 2012 results:

Sales in Consumer totaled $4.4 billion, up 3.7 percent in U.S. dollars. Organic local-currency sales increased 3.6 percent, acquisitions added 2.0 percent, and foreign currency translation reduced sales by 1.9 percent. Organic local-currency sales growth was led by the consumer health care and construction and home improvement businesses. Organic local-currency sales increased slightly in stationery and office supplies, impacted by continued softness in the office wholesale and retail markets. Acquisition growth was largely due to the October 2011 acquisition of the do-it-yourself and professional business of GPI Group. GPI is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation and floor protection products and accessories. The addition of GPI’s products expands 3M’s product portfolio in core and complementary categories in the construction and home improvement markets.

On a geographic basis, organic local-currency sales increased 10 percent in Latin America/Canada, and 4 percent in both Asia Pacific and the United States. EMEA organic local-currency sales decreased 2 percent.

Consumer operating income increased 10.3 percent to $943 million. Operating income margins were 21.5 percent, compared to 20.2 percent in 2011, as all businesses and major geographic areas posted operating income increases. Consumer benefited from the combination of selling price increases and raw material cost decreases, in addition to cost-control efforts.

PERFORMANCE BY GEOGRAPHIC AREA

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 16. As discussed in Note 16, during the first quarter of 2013, 3M realigned its geographic area structure to include Puerto Rico in the United States rather than in the Latin America/Canada region. Geographic area information presented herein reflects the impact of this change for all periods presented.

A summary of key information and discussion related to 3M’s geographic areas follow:

	2013
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$11,151	$9,047	$7,085	$3,611	$(23)	$30,871
% of worldwide sales	36.1%	29.3%	22.9%	11.7%	—	100.0%
Components of net sales change:
Volume — organic	2.4%	4.3%	1.5%	1.5%	—	2.5%
Price	0.7	(0.7)	0.6	5.6	—	0.9
Organic local-currency sales	3.1	3.6	2.1	7.1	—	3.4
Acquisitions	2.5	0.2	2.0	0.3	—	1.4
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(4.3)	1.2	(5.1)	—	(1.6)
Total sales change	5.5%	(0.5)%	5.3%	2.3%	—	3.2%

Operating income (millions)	$2,210	$2,386	$1,168	$908	$(6)	$6,666
Percent change	14.0%	(2.6)%	0.4%	(3.0)%	—	2.8%

For total year 2013, as shown in the preceding table, sales rose 3.2 percent, with organic volume increases of 2.5 percent and selling price increases of 0.9 percent. Acquisitions added 1.4 percent, while foreign currency translation reduced sales by 1.6 percent. Organic local-currency sales increased 7.1 percent in Latin America/Canada, 3.6 percent in Asia Pacific, 3.1 percent in the United States, and 2.1 percent in EMEA. For 2013, international operations represented 63.9 percent of 3M’s sales.

	2012
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$10,571	$9,092	$6,730	$3,529	$(18)	$29,904
% of worldwide sales	35.3%	30.4%	22.5%	11.8%	—	100.0%
Components of net sales change:
Volume — organic	2.1%	1.3%	(2.8)%	7.0%	—	1.2%
Price	2.1	(1.2)	2.2	4.1	—	1.4
Organic local-currency sales	4.2	0.1	(0.6)	11.1	—	2.6
Acquisitions	0.8	0.3	1.9	0.1	—	0.8
Translation	—	(0.6)	(6.2)	(6.4)	—	(2.4)
Total sales change	5.0%	(0.2)%	(4.9)%	4.8%	—	1.0%

Operating income (millions)	$1,938	$2,450	$1,163	$936	$(4)	$6,483
Percent change	18.2%	(2.9)%	1.2%	5.6%	—	4.9%

For total year 2012, as shown in the preceding table, sales rose 1.0 percent, with organic volume increases of 1.2 percent and selling price increases of 1.4 percent. Acquisitions added 0.8 percent, while foreign currency translation reduced sales by 2.4 percent. Organic local-currency sales growth was led by Latin America/Canada at 11.1 percent and the United States at 4.2 percent. Organic local-currency sales increased in Asia Pacific by 0.1 percent and declined in EMEA by 0.6 percent. For 2012, international operations represented 64.7 percent of 3M’s sales.

Geographic Area Supplemental Information

	Employees as of December 31,			Capital Spending			Property, Plant and Equipment - net as of December 31,
(Millions, except Employees)	2013	2012	2011	2013	2012	2011	2013	2012

United States	34,719	34,851	33,246	$941	$816	$688	$4,478	$4,279
Asia Pacific	18,417	18,210	18,015	284	332	409	1,943	2,029
Europe, Middle East and Africa	20,504	20,638	20,113	290	226	180	1,636	1,499
Latin America and Canada	15,027	13,978	12,824	150	110	102	595	571
Total Company	88,667	87,677	84,198	$1,665	$1,484	$1,379	$8,652	$8,378

Employment:

Employment increased by 990 positions in 2013 and 3,479 positions in 2012. Acquisitions increased employment by approximately 2,500 full-time equivalents for 2012. In addition, the other primary factor that increased employment in both years was additions in developing economies to support growth.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.665 billion in 2013, compared to $1.484 billion in 2012 and $1.379 billion in 2011. The Company expects 2014 capital spending to be approximately $1.7 billion to $1.8 billion, as 3M continues to invest in its businesses. In 2013, 3M continued its expansion of manufacturing capacity in key growth markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure, including ongoing phased implementation of an ERP system on a worldwide basis over the next several years. In addition, 3M is sustaining existing facilities through general maintenance, cost reduction, and compliance efforts. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth. In 2011, a large portion of the capital investment was used to address supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, certain 2010 capital projects carried forward into 2011.

3M is striving to increase its manufacturing and sourcing capacity in developing economies in order to more closely align its production capability with its sales in major geographic regions. The initiative is expected to help improve customer service, lower transportation costs, and reduce working capital requirements. 3M will continue to make investments in critical emerging markets, such as China, Brazil, Poland and India, including plans to establish and begin production in a new wholly-owned manufacturing entity in India to serve as a source of supply to 3M’s business in India and in other countries.

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

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation — Retirement Benefits, in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. While the company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for its pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.98% for the primary U.S. qualified pension plan and 4.83% for U.S. postretirement plans to be appropriate as of December 31, 2013, which represents an increase from the 4.14% and 4.00% rates, respectively, used as of December 31, 2012. The weighted average discount rate for international pension plans as of December 31, 2013 was 4.02%, an increase from the 3.78% rate used as of December 31, 2012.

A significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2014 is 7.75%, a 0.25% decrease from 2013. Refer to Note 10 for information on how the 2014 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.83% for 2014, compared to 5.87% for 2013.

For the year ended December 31, 2013, the Company recognized total consolidated defined benefit pre-tax pension and postretirement expense (after settlements, curtailments and special termination benefits) of $553 million, down from $650 million in 2012. Defined benefit pension and postretirement expense (before settlements, curtailments and special termination benefits) is anticipated to decrease to $393 million in 2014, a decrease of $160 million compared to 2013. For the pension plans, holding all other factors constant, a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets would decrease/increase 2014 pension expense by approximately $34 million for U.S. pension plans and approximately $14 million for international pension plans. Also, holding all other factors constant, a 0.25 percentage point increase in the discount rate used to measure plan liabilities would decrease 2014 pension expense by approximately $41 million for U.S. pension plans and approximately $21 million for international pension plans. In addition, a 0.25 percentage point decrease in the discount rate used to measure plan liabilities would increase 2014 pension expense by approximately $42 million for U.S. pension plans and approximately $24 million for international pension plans.

Asset Impairments:

As of December 31, 2013, net property, plant and equipment totaled $8.7 billion and net identifiable intangible assets totaled $1.7 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

3M goodwill totaled approximately $7.3 billion as of December 31, 2013. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As discussed in Notes 3 and 15 to the Consolidated Financial Statements, effective in the first quarter of 2013, 3M completed a realignment of its business segments. Concurrent with this business segment realignment, certain products were also moved between business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2013, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2013 annual impairment test and is in the context of the reporting unit structure that existed at that time.

As of September 30, 2013, 3M had 34 primary reporting units, with ten reporting units accounting for approximately 80 percent of the goodwill. These ten reporting units were comprised of the following divisions: 3M Purification Inc., Personal Safety, Optical Systems, Traffic Safety and Security Systems, Infection Prevention, 3M ESPE, Advanced Materials, Industrial Adhesives and Tapes, Communication Markets, and Health Information Systems. The fair values for all significant reporting units were in excess of carrying value by 50 percent or more, except for one reporting unit with approximately $300 million of goodwill, where the fair value exceeded the carrying value by approximately 30 percent.

In 2013, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

Based on fourth-quarter 2013 testing, 3M’s estimated fair value when valuing each reporting unit individually would aggregate to approximately $94 billion, implying a control premium of 17 percent when compared to 3M’s market value of approximately $80 billion at September 30, 2013. The control premium is defined as the sum of the individual reporting units estimated market values compared to 3M’s total Company estimated fair value, with the sum of the individual values typically being larger than the value for the total Company. 3M’s market value at both September 30, 2013 and December 31, 2013 was significantly in excess of its equity of approximately $18 billion. 3M is an integrated materials enterprise, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on the annual test in the fourth quarter of 2013, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. As indicated above, during the first quarter of 2013, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2014 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

3M’s primary short-term liquidity needs are met through cash on hand, U.S. commercial paper and euro commercial paper issuances. 3M resumed commercial paper funding in July 2013 for the first time since late 2008. 3M expects to maintain a consistent presence in the market and believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. At both of December 31, 2013 and 2012, 3M’s outstanding commercial paper balance was zero.

The Company has sufficient liquidity and generates significant ongoing cash flow, which have been used, in part, to repurchase shares and to pay dividends on 3M common stock. In addition, 3M’s liquidity and cash flow enable it to meet currently anticipated growth plans, including funds for capital expenditures, working capital investments and acquisitions. As discussed in Note 2, in 2012 3M acquired Ceradyne, Inc. and other acquisitions for approximately $1.0 billion. In 2011, 3M acquired Winterthur Technologie AG and other acquisitions for approximately $700 million (including purchases of noncontrolling interest). 3M was able to complete these acquisitions while maintaining a strong net debt position, as shown in the table below.

At December 31 (Millions)	2013	2012

Total Debt	$6,009	$6,001
Less: Cash and cash equivalents and marketable securities	4,790	5,693
Net Debt	$1,219	$308

The Company defines net debt as total debt less cash, cash equivalents and current and long-term marketable securities. 3M considers net debt to be an important measure of liquidity and its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies.

At December 31, 2013, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.3 billion and $0.5 billion, respectively. The United States balance and 62 percent of cash and securities held by the Company’s foreign subsidiaries were invested in U.S. denominated cash or cash equivalents or U.S. denominated investments in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other investment-grade fixed income securities, which aggregated to $3.1 billion at December 31, 2013. At December 31, 2012, cash, cash equivalents, and marketable securities held by the Company’s foreign subsidiaries and the United States totaled approximately $3.7 billion and $2.0 billion, respectively. The Company’s total balance of cash, cash equivalents and marketable securities was $0.9 billion lower at December 31, 2013 when compared to December 31, 2012. 3M is able to manage the business with lower cash levels, particularly in the U.S., due to continued business growth and consistently strong cash flow generation. In addition, rising interest rates are positively impacting 3M’s already well-funded pension status, thereby enabling the Company to reduce the amount of discretionary contributions to the plans. 3M is planning for added leverage of $2 billion to $4 billion in 2014 as it continues to improve the efficiency of its capital structure.

3M’s net debt at December 31, 2013 was $1.219 billion, compared to net debt of $308 million at December 31, 2012. At December 31, 2013, 3M had $4.790 billion of cash, cash equivalents, and marketable securities and $6.009 billion of debt. Debt included $4.326 billion of long-term debt and $1.683 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes a Eurobond due in July 2014 totaling 1.025 billion Euros ($1.424 billion carrying value at December 31, 2013). In August 2013, 3M repaid $850 million (principal amount) of medium-term notes. In November 2013, 3M issued an eight-year Eurobond for an amount of 600 million Euros (approximately $815 million carrying value at December 31, 2013). The designated use of proceeds is for general corporate purposes. The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2013. In August 2013, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $150 million committed credit facility that was entered into in August 2012. As of December 31, 2013, 3M letters of credit issued under this $150 million committed facility totaled $120 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement with JP Morgan Chase Bank, which is fully drawn as of December 31, 2013. Apart from the committed facilities, an additional $51 million in stand-alone letters of credit was also issued and outstanding at December 31, 2013. The Company also utilized $1 million in international committed lines of credit and $10 million in U.S. committed lines of credit with other banking partners as of December 31, 2013. These lines of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2013, this ratio was approximately 55 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated February 17, 2009. In September 2011, in connection with the August 5, 2011 shelf registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued a five-year $1.0 billion fixed rate note with a coupon rate of 1.375%. Proceeds were used for general corporate purposes, including repayment in November 2011 of $800 million (principal amount) of medium-term notes. In June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 with a coupon rate of 1.000% and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 with a coupon rate of 2.000%, which were both issued from this $3 billion medium-term notes program (Series F). The designated use of proceeds is for general corporate purposes.

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

In 2014, the Company plans to contribute an amount in the range of $100 million to $200 million of cash to its pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2014 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $1.730 billion in 2013, and has a long history of dividend increases. In December 2013, 3M’s Board of Directors declared a dividend of 85.5 cents per share for the first-quarter of 2014, an increase of 34.6 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases for 3M. In February 2014, 3M’s Board of Directors also authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. As of December 31, 2013, approximately $2.5 billion remained available under the February 2013 repurchase authorization.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.235 billion at December 31, 2013, compared with $7.430 billion at December 31, 2012, a decrease of approximately $2.2 billion. Factors which reduced working capital on a combined basis by $2.4 billion included decreases in cash, cash equivalents, and current marketable securities, along with increases in the current portion of long term debt (which is a component of short-term borrowings and current portion of long-term debt) and increases in other current liabilities, largely related to the dividend declared in December 2013 that will not be paid until March 2014 (discussed in Note 5). This was partially offset by increases in accounts receivable of approximately $0.2 billion.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.8 at both December 31, 2013 and December 31, 2012. Receivables increased $192 million, or 4.7 percent, compared with December 31, 2012, driven by a year-on-year increase in December sales, partially offset by currency translation, which decreased accounts receivable by $135 million. Inventories increased $27 million, or 1 percent, compared with December 31, 2012, with the increases primarily attributable to an increase in demand in the fourth-quarter of 2013, partially offset by currency translation, which decreased inventories by $75 million. Accounts payable increased $37 million compared with December 31, 2012, primarily related to changes in business activity, which were partially offset by a $29 million decrease due to currency translation.

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2013	2012	2011

Net income including noncontrolling interest	$4,721	$4,511	$4,357
Depreciation and amortization	1,371	1,288	1,236
Company pension contributions	(476)	(1,079)	(517)
Company postretirement contributions	(6)	(67)	(65)
Company pension expense	446	534	449
Company postretirement expense	107	116	106
Stock-based compensation expense	240	223	253
Income taxes (deferred and accrued income taxes)	39	123	132
Excess tax benefits from stock-based compensation	(92)	(62)	(53)
Accounts receivable	(337)	(133)	(205)
Inventories	(86)	(251)	(196)
Accounts payable	16	72	(83)
Product and other insurance receivables and claims	41	(32)	9
Other — net	(167)	57	(139)
Net cash provided by operating activities	$5,817	$5,300	$5,284

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2013, cash flows provided by operating activities increased $517 million compared to 2012. Operating cash flows benefited year-on-year from $664 million of lower pension and postretirement plans contributions and increases in net income including noncontrolling interest, which were partially offset by higher year-on-year working capital requirements. The combination of accounts receivable, inventories and accounts payable increased working capital by $407 million in 2013, compared to increases of $312 million in 2012, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

In 2012, cash flows provided by operating activities increased $16 million compared to 2011. The main positive contribution to operating cash flows related to year-on-year increases in net income including noncontrolling interest. 3M was able to achieve this growth in operating cash flow despite contributing an additional $564 million in its pension and postretirement plans when compared to 2011. The combination of accounts receivable, inventories and accounts payable increased working capital by $312 million in 2012, compared to increases of $484 million in 2011.

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for 2013, 2012 and 2011.

Years ended December 31
(Millions)	2013	2012	2011

Net cash provided by operating activities	$5,817	$5,300	$5,284
Purchases of property, plant and equipment (PP&E)	(1,665)	(1,484)	(1,379)
Free Cash Flow	$4,152	$3,816	$3,905

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2013	2012	2011

Purchases of property, plant and equipment (PP&E)	$(1,665)	$(1,484)	$(1,379)
Proceeds from sale of PP&E and other assets	128	41	55
Acquisitions, net of cash acquired	—	(1,046)	(649)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	627	(211)	(745)
Proceeds from sale of businesses	8	—	—
Other investing activities	46	14	—
Net cash used in investing activities	$(856)	$(2,686)	$(2,718)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.665 billion in 2013, compared to $1.484 billion in 2012 and $1.379 billion in 2011. The Company expects 2014 capital spending to be approximately $1.7 billion to $1.8 billion, as 3M continues to invest in its businesses. In 2013, 3M continued its expansion of manufacturing capacity in key growth markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure, including ongoing phased implementation of an ERP system on a worldwide basis over the next several years. In addition, 3M is sustaining existing facilities through general maintenance, cost reduction, and compliance efforts. In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and emerging market countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth. In 2011, a large portion of the capital investment was used to address supply constraints in a number of businesses with significant growth potential, such as renewable energy, traffic signage in developing economies, and optically clear adhesives and glass bubbles. In addition, certain 2010 capital projects carried forward into 2011.

3M is striving to increase its manufacturing and sourcing capacity, particularly in developing economies, in order to more closely align its production capability with its sales in major geographic regions. The initiative is expected to help improve customer service, lower transportation costs, and reduce working capital requirements. 3M will continue to make investments in critical emerging markets, such as China, Brazil, Poland and India, including plans to establish and begin production in a new wholly-owned manufacturing entity in India to serve as a source of supply to 3M’s business in India and in other countries.

Proceeds from sale of PP&E and other assets totaled $128 million in 2013 compared to $41 million in 2012. Apart from the normal periodic sales of PP&E, 2013 included proceeds of $79 million related to non-production equipment, which resulted in a pre-tax loss of $7 million.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 8 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.209 billion as of December 31, 2013. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

Years Ended December 31
(Millions)	2013	2012	2011

Change in short-term debt — net	$(2)	$(36)	$11
Repayment of debt (maturities greater than 90 days)	(859)	(612)	(1,429)
Proceeds from debt (maturities greater than 90 days)	824	1,370	1,111
Total cash change in debt	$(37)	$722	$(307)
Purchases of treasury stock	(5,212)	(2,204)	(2,701)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	1,609	1,012	902
Dividends paid to stockholders	(1,730)	(1,635)	(1,555)
Excess tax benefits from stock-based compensation	92	62	53
Other — net	32	(15)	(67)
Net cash used in financing activities	$(5,246)	$(2,058)	$(3,675)

Total debt was $6.0 billion at both December 31, 2013 and December 31, 2012, compared to $5.2 billion at year-end 2011. Total debt was 25 percent of total capital (total capital is defined as debt plus equity) at year-end 2013, 2012 and 2011. In 2013, repayment of debt related to the August 2013 repayment of $850 million (principal amount) of medium-term notes. Proceeds from debt in 2013 related to the November 2013 issuance of an eight-year Eurobond for an amount of 600 million Euros (approximately $815 million carrying value at December 31, 2013). In 2012, repayment of debt included $500 million (principal amount) of medium-term notes and repayment of debt acquired, primarily Ceradyne, Inc. Proceeds from debt in 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022, in addition to 66 million GBP (approximately $106 million) in UK borrowings (refer to Note 9 for further detail on these items). In 2011, major items in repayment of debt included redemption of $800 million (principal amount) of medium-term notes in November 2011, redemption of Convertible Notes, repayment of debt related to the 11.6 billion Japanese Yen note (installments paid in March and September 2011), repayment of the remainder of the Canadian Dollar loan, and repayment of a portion of debt that was acquired, primarily related to the Winterthur acquisition. In 2011, proceeds from debt (maturities greater than 90 days) primarily related to the issuance of a $1 billion medium term note and an amendment to a Canada loan agreement which increased the principal amount of the loan by 100.5 million Canadian Dollars.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. In 2013, the Company purchased $5.212 billion of stock, up significantly from $2.204 billion in 2012 and $2.701 billion in 2011. The Company expects full-year 2014 gross share repurchases will be in the range of $3.0 billion to $5.0 billion. 3M is increasing share purchases, which is enabled by its continued business growth and consistently strong cash flow, the well-funded status of its pension plans, and the strength of the Company’s capital structure. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.730 billion ($2.54 per share) in 2013, $1.635 billion ($2.36 per share) in 2012 and $1.555 billion ($2.20 per share) in 2011. 3M has paid dividends since 1916. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 34.6 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases.

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

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2013, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 13 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2013, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2014	2015	2016	2017	2018	2018
Long-term debt, including current portion (Note 9)	$5,912	$1,586	$109	$996	$720	$—	$2,501
Interest on long-term debt	1,615	163	108	106	89	86	1,063
Operating leases (Note 13)	848	216	170	128	98	54	182
Capital leases (Note 13)	79	23	9	9	5	3	30
Unconditional purchase obligations and other	1,428	1,000	181	88	64	34	61
Total contractual cash obligations	$9,882	$2,988	$577	$1,327	$976	$177	$3,837

Long-term debt payments due in 2014 and 2017 include floating rate notes totaling $156 million (classified as current portion of long-term debt) and $71 million (included in other borrowings in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2014 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $179 million is excluded from the preceding table. Refer to Note 7 for further details.

As discussed in Note 10, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2013, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and intercompany financing transactions). As circumstances warrant, the Company also uses cross currency swaps, forwards and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $1.7 billion and $7.5 billion, respectively, at December 31, 2013. As of December 31, 2013, the Company had no cross currency swap and foreign currency forward contracts designated as net investment hedges, but had designated certain of 3M’s foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges as discussed in Note 11 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2013 was $745 million. Additional details about 3M’s long-term debt can be found in Note 9, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

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

The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges and precious metal commodity price swaps not designated in hedge relationships were $19 million and $2 million, respectively, at December 31, 2013.

Value At Risk:

The value at risk analysis is performed annually. A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency rates, interest rates, and commodity prices and assess the risk of loss or benefit in after-tax earnings of financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2013. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 18 currencies, interest rates related to four currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. Foreign exchange rate risk of loss or benefit increased in 2013, primarily due to increases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility remained stable in 2013 because interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax earnings		Positive impact on after-tax earnings
(Millions)	2013	2012	2013	2012
Foreign exchange rates	$(111)	$(97)	$119	$105
Interest rates	(2)	(2)	1	1
Commodity prices	(2)	(9)	3	7

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: 2013 ($74 million decrease) and 2012 ($103 million decrease). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: 2013 ($12 million decrease) and 2012 ($49 million increase).

An analysis of the global exposures related to purchased components and materials is performed at each year-end. A one percent price change would result in a pre-tax cost or savings of approximately $76 million per year. The global energy exposure is such that a 10 percent price change would result in a pre-tax cost or savings of approximately $45 million per year.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2014

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2013	2012	2011
Net sales	$30,871	$29,904	$29,611
Operating expenses
Cost of sales	16,106	15,685	15,693
Selling, general and administrative expenses	6,384	6,102	6,170
Research, development and related expenses	1,715	1,634	1,570
Total operating expenses	24,205	23,421	23,433
Operating income	6,666	6,483	6,178

Interest expense and income
Interest expense	145	171	186
Interest income	(41)	(39)	(39)
Total interest expense — net	104	132	147

Income before income taxes	6,562	6,351	6,031
Provision for income taxes	1,841	1,840	1,674
Net income including noncontrolling interest	$4,721	$4,511	$4,357

Less: Net income attributable to noncontrolling interest	62	67	74

Net income attributable to 3M	$4,659	$4,444	$4,283

Weighted average 3M common shares outstanding — basic	681.9	693.9	708.5
Earnings per share attributable to 3M common shareholders — basic	$6.83	$6.40	$6.05

Weighted average 3M common shares outstanding — diluted	693.6	703.3	719.0
Earnings per share attributable to 3M common shareholders — diluted	$6.72	$6.32	$5.96

Cash dividends paid per 3M common share	$2.54	$2.36	$2.20

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income

3M Company and Subsidiaries

Years ended December 31

(Millions)	2013	2012	2011
Net income including noncontrolling interest	$4,721	$4,511	$4,357
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(505)	71	(250)
Defined benefit pension and postretirement plans adjustment	1,245	201	(1,280)
Debt and equity securities, unrealized gain (loss)	—	4	—
Cash flow hedging instruments, unrealized gain (loss)	15	(45)	54
Total other comprehensive income (loss), net of tax	755	231	(1,476)
Comprehensive income (loss) including noncontrolling interest	5,476	4,742	2,881
Comprehensive (income) loss attributable to noncontrolling interest	20	(23)	(80)
Comprehensive income (loss) attributable to 3M	$5,496	$4,719	$2,801

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2013	2012
Assets
Current assets
Cash and cash equivalents	$2,581	$2,883
Marketable securities — current	756	1,648
Accounts receivable — net of allowances of $104 and $105	4,253	4,061
Inventories
Finished goods	1,790	1,754
Work in process	1,139	1,186
Raw materials and supplies	935	897
Total inventories	3,864	3,837
Other current assets	1,279	1,201
Total current assets	12,733	13,630
Marketable securities — non-current	1,453	1,162
Investments	122	163
Property, plant and equipment	23,068	22,525
Less: Accumulated depreciation	(14,416)	(14,147)
Property, plant and equipment — net	8,652	8,378
Goodwill	7,345	7,385
Intangible assets — net	1,688	1,925
Prepaid pension benefits	577	16
Other assets	980	1,217
Total assets	$33,550	$33,876

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,683	$1,085
Accounts payable	1,799	1,762
Accrued payroll	708	701
Accrued income taxes	417	371
Other current liabilities	2,891	2,281
Total current liabilities	7,498	6,200

Long-term debt	4,326	4,916
Pension and postretirement benefits	1,794	3,086
Other liabilities	1,984	1,634
Total liabilities	$15,602	$15,836

Commitments and contingencies (Note 13)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding - 2013: 663,296,239
Shares outstanding - 2012: 687,091,650
Additional paid-in capital	4,375	4,044
Retained earnings	32,416	30,679
Treasury stock	(15,385)	(12,407)
Accumulated other comprehensive income (loss)	(3,913)	(4,750)
Total 3M Company shareholders’ equity	17,502	17,575
Noncontrolling interest	446	465
Total equity	$17,948	$18,040
Total liabilities and equity	$33,550	$33,876

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Years Ended December 31

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen-sive Income (Loss)	Non-controlling Interest
Balance at December 31, 2010	$16,017	$3,477	$25,995	$(10,266)	$(3,543)	$354

Net income	4,357		4,283			74
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(250)				(260)	10
Defined benefit pension and post-retirement plans adjustment	(1,280)				(1,276)	(4)
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	54				54	—
Total other comprehensive income (loss), net of tax	(1,476)
Dividends declared ($2.20 per share)	(1,555)		(1,555)
Business combination allocation to noncontrolling interest	56					56
Purchase and sale of subsidiary shares - net	(49)	(1)				(48)
Stock-based compensation, net of tax impacts	300	300
Reacquired stock	(2,694)			(2,694)
Issuances pursuant to stock option and benefit plans	906		(375)	1,281
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442
Net income	4,511		4,444			67
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	71				116	(45)
Defined benefit pension and post-retirement plans adjustment	201				200	1
Debt and equity securities - unrealized gain (loss)	4				4	—
Cash flow hedging instruments - unrealized gain (loss)	(45)				(45)	—
Total other comprehensive income (loss), net of tax	231
Dividends declared ($2.36 per share)	(1,635)		(1,635)
Stock-based compensation, net of tax impacts	277	277
Reacquired stock	(2,220)			(2,220)
Issuances pursuant to stock option and benefit plans	1,014		(478)	1,492
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	4,721		4,659			62
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(505)				(418)	(87)
Defined benefit pension and post-retirement plans adjustment	1,245				1,240	5
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain/(loss)	15				15	—
Total other comprehensive income (loss), net of tax	755
Dividends declared ($3.395 per share, Note 5)	(2,297)		(2,297)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	324	324
Reacquired stock	(5,216)			(5,216)
Issuances pursuant to stock option and benefit plans	1,613		(625)	2,238
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Supplemental share information	2013	2012	2011
Treasury stock
Beginning balance	256,941,406	249,063,015	232,055,448
Reacquired stock	45,445,610	25,054,207	31,331,469
Issuances pursuant to stock options and benefit plans	(21,650,199)	(17,175,816)	(14,323,902)
Ending balance	280,736,817	256,941,406	249,063,015

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2013	2012	2011
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,721	$4,511	$4,357
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,371	1,288	1,236
Company pension and postretirement contributions	(482)	(1,146)	(582)
Company pension and postretirement expense	553	650	555
Stock-based compensation expense	240	223	253
Deferred income taxes	(167)	33	177
Excess tax benefits from stock-based compensation	(92)	(62)	(53)
Changes in assets and liabilities
Accounts receivable	(337)	(133)	(205)
Inventories	(86)	(251)	(196)
Accounts payable	16	72	(83)
Accrued income taxes (current and long-term)	206	90	(45)
Product and other insurance receivables and claims	41	(32)	9
Other — net	(167)	57	(139)
Net cash provided by operating activities	5,817	5,300	5,284

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,665)	(1,484)	(1,379)
Proceeds from sale of PP&E and other assets	128	41	55
Acquisitions, net of cash acquired	—	(1,046)	(649)
Purchases of marketable securities and investments	(4,040)	(5,492)	(4,162)
Proceeds from maturities and sale of marketable securities and investments	4,667	5,281	3,417
Proceeds from sale of businesses	8	—	—
Other investing	46	14	—
Net cash used in investing activities	(856)	(2,686)	(2,718)

Cash Flows from Financing Activities
Change in short-term debt — net	(2)	(36)	11
Repayment of debt (maturities greater than 90 days)	(859)	(612)	(1,429)
Proceeds from debt (maturities greater than 90 days)	824	1,370	1,111
Purchases of treasury stock	(5,212)	(2,204)	(2,701)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,609	1,012	902
Dividends paid to shareholders	(1,730)	(1,635)	(1,555)
Excess tax benefits from stock-based compensation	92	62	53
Other — net	32	(15)	(67)
Net cash used in financing activities	(5,246)	(2,058)	(3,675)

Effect of exchange rate changes on cash and cash equivalents	(17)	108	(49)

Net increase (decrease) in cash and cash equivalents	(302)	664	(1,158)
Cash and cash equivalents at beginning of year	2,883	2,219	3,377
Cash and cash equivalents at end of year	$2,581	$2,883	$2,219

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

Foreign currency translation: Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at month-end exchange rates of each applicable month. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary — generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2013. 3M has determined that the cumulative inflation rate of Venezuela has exceeded, and continues to exceed, 100 percent since November 2009. Accordingly, since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions are subject to change. For the periods presented through January 2013, this rate was set under the Transaction System for Foreign Currency Denominated Securities (SITME). In February 2013, the Venezuelan government announced a devaluation of its currency, the elimination of the SITME market, and the creation of the Superior Body for the Optimization of the Exchange System to oversee its foreign currency exchange policies. As a result, the new official exchange rate changed to a rate less favorable than the previous SITME rate. Since January 1, 2010, as discussed above, the financial statements of 3M’s Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent. For the periods presented, this remeasurement utilized the SITME rate through January 2013 and the new official rate discussed above thereafter. Other factors notwithstanding, the elimination of the SITME rate and use of the new official exchange rate beginning in February 2013 did not have a material impact on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. In January 2014, the Venezuelan government announced that it was making certain changes to its foreign exchange system, the details of which have not been fully released. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets denominated in Venezuelan Bolivars (VEF) as well as the amount of VEF required to obtain other currencies in Venezuela to ultimately satisfy that subsidiary’s non-VEF denominated intercompany payables to other 3M entities primarily as a result of the importation of 3M products for sale in Venezuela. As of December 31, 2013, the balance of the Company’s net monetary assets denominated in VEF was less than 12 million VEF and the exchange rate established by the Venezuelan government was 6.3 VEF per dollar. In addition, the balance of the Venezuelan subsidiary’s non-VEF denominated intercompany payables to other 3M entities was approximately $45 million as of December 31, 2013.

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

Other assets: Other assets include deferred income taxes, product and other insurance receivables, the cash surrender value of life insurance policies, and other long-term assets. Investments in life insurance are reported at the amount that could be realized under contract at the balance sheet date, with any changes in cash surrender value or contract value during the period accounted for as an adjustment of premiums paid. Cash outflows and inflows associated with life insurance activity are included in “Purchases of marketable securities and investments” and “Proceeds from maturities and sale of marketable securities and investments,” respectively.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $90 million and $86 million at December 31, 2013 and 2012, respectively.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $423 million in 2013, $482 million in 2012 and $518 million in 2011.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.715 billion in 2013, $1.634 billion in 2012 and $1.570 billion in 2011. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.150 billion in 2013, $1.079 billion in 2012 and $1.036 billion in 2011. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

Internal-use software: The Company capitalizes direct costs of services used in the development of internal-use software. Amounts capitalized are amortized over a period of three to seven years, generally on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Amounts are reported as a component of either machinery and equipment or capital leases within property, plant and equipment.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2013 and 2012, the Company recorded $23 million and $29 million, respectively, of valuation allowances. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2013, 2012 and 2011 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (2.0 million average options for 2013, 12.6 million average options for 2012, and 17.4 million average options for 2011). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2013	2012	2011
Numerator:
Net income attributable to 3M	$4,659	$4,444	$4,283

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	681.9	693.9	708.5

Dilution associated with the Company’s stock-based compensation plans	11.7	9.4	10.5

Denominator for weighted average 3M common shares outstanding – diluted	693.6	703.3	719.0

Earnings per share attributable to 3M common shareholders – basic	$6.83	$6.40	$6.05
Earnings per share attributable to 3M common shareholders – diluted	$6.72	$6.32	$5.96

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. The ASU also expands existing disclosure requirements for fair value measurements and makes other amendments. For 3M, this ASU was effective prospectively beginning January 1, 2012. The adoption of this standard did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, and in January 2013 issued ASU No. 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities. These standards created new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative instruments, repurchase agreements, and securities lending transactions. Certain disclosures of the amounts of certain instruments subject to enforceable master netting arrangements are required, irrespective of whether the entity has elected to offset those instruments in the statement of financial position. For 3M, these ASUs were effective January 1, 2013 with retrospective application required. The additional disclosures required by these ASUs are included in Note 11. Since these standards impact disclosure requirements only, their adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale debt and equity securities) as well as presenting separately for each such component the portion of change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs is not included. The disclosures required with respect to income statement line item impacts are to be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. For 3M, this ASU was effective beginning January 1, 2013. The additional disclosures required by this ASU are included in Note 5. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on 3M’s consolidated results of operations or financial condition.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For 3M, this ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU would impact 3M’s consolidated results of operations and financial condition only in the instance of an event/transaction as described above.

NOTE 2.  Acquisitions and Divestitures

3M makes acquisitions of certain businesses from time to time that the Company feels align with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

There were no acquisitions that closed during 2013. The impact on the consolidated balance sheet of the purchase price allocations related to 2012 and 2011 acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. Adjustments in 2013 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2012 acquisition of Ceradyne, Inc. Adjustments in 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2011 acquisitions of Winterthur Technologie AG and the business acquired from GPI Group.

	2012 Acquisition Activity
(Millions)		Other
Asset (Liability)	Ceradyne, Inc.	Acquisitions	Total
Accounts receivable	$55	$29	$84
Inventory	112	13	125
Other current assets	36	1	37
Marketable securities	250	—	250
Property, plant, and equipment	238	3	241
Purchased finite-lived intangible assets	127	86	213
Purchased indefinite-lived intangible assets	—	2	2
Purchased goodwill	198	141	339
Accounts payable and other liabilities, net of other assets	(100)	(27)	(127)
Interest bearing debt	(93)	(3)	(96)
Deferred tax asset/(liability)	(25)	3	(22)

Net assets acquired	$798	$248	$1,046

Supplemental information:
Cash paid	$850	$248	$1,098
Less: Cash acquired	52	—	52
Cash paid, net of cash acquired	$798	$248	$1,046

	2011 Acquisitions Activity
(Millions)	Winterthur	Other
Asset (Liability)	Technologie AG	Acquisitions	Total
Accounts receivable	$45	$61	$106
Inventory	69	59	128
Other current assets	6	36	42
Property, plant, and equipment	73	102	175
Purchased finite-lived intangible assets	226	116	342
Purchased goodwill	147	112	259
Accounts payable and other liabilities, net of other assets	(70)	(78)	(148)
Interest bearing debt	(79)	(24)	(103)
Deferred tax asset/(liability)	(58)	(28)	(86)

Net assets acquired	$359	$356	$715
Noncontrolling interest	(56)	—	(56)
Net assets acquired excluding noncontrolling interest	$303	$356	$659

Supplemental information:
Cash paid	$327	$376	$703
Less: Cash acquired	34	20	54
Cash paid, net of cash acquired	$293	$356	$649
Non-cash	10	—	10
Net assets acquired excluding noncontrolling interest	$303	$356	$659

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

2013 divestitures:

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

(2) In September 2012, 3M (Safety and Graphics Business) purchased the net assets of Federal Signal Technologies Group from Federal Signal Corp., for a total purchase price of approximately $104 million. This business focuses on electronic toll collection and parking management hardware and software services, with primary facilities spread throughout the United States and in the U.K.

(3) In November 2012, 3M (Industrial Business) purchased all of the outstanding shares of Ceradyne, Inc. (Ceradyne) for $798 million, net of cash acquired. The net assets acquired in this transaction included $250 million of marketable securities and $93 million of debt, as indicated in the preceding 2012 table. Ceradyne, headquartered in Costa Mesa, California, is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

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

(1) In January 2011, 3M (Industrial Business) purchased certain assets of Nida-Core Corp., a manufacturer of structural honeycomb core and fiber-reinforced foam core materials based in Port St. Lucie, Florida.

(2) In February 2011, 3M (Industrial Business) announced that it completed its acquisition of all of the outstanding shares of Alpha Beta Enterprise Co. Ltd., a manufacturer of box sealing tape and masking tape headquartered in Taipei, Taiwan.

(3) In February 2011, 3M (Consumer Business) purchased all of the outstanding shares of Hybrivet Systems Inc., a provider of instant-read products to detect lead and other contaminants and toxins, which is based in Natick, Massachusetts.

(4) In early March 2011, 3M (Industrial Business) acquired a controlling interest in Winterthur via completion of a public tender offer. Winterthur, based in Zug, Switzerland, is a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. As of the settlement date of the tendered shares (the business acquisition date), 3M owned approximately 86 percent of Winterthur shares via the tender and previous open market share purchases. The purchase price paid in the preceding table includes non-cash consideration of $10 million representing the business acquisition date fair value of shares previously owned by 3M as of December 31, 2010 and cash consideration paid, net of cash acquired, of $293 million for subsequently tendered and open market purchased shares through the business acquisition date. Following the business acquisition date, 3M purchased the remaining outstanding shares of its consolidated Winterthur subsidiary, increasing 3M’s ownership interest to 100 percent as of December 31, 2011 as discussed in Note 5.

(5) In April 2011, 3M (Electronics and Energy Business) purchased all of the outstanding shares of AP&T Co. Ltd., based in Korea, which provides advanced sputtering and plating services, materials and manufacturing capabilities for flexible circuits for the mobile hand-held, touch-screen panel and display markets.

(6) In April 2011, 3M (Safety and Graphics Business) purchased all of the outstanding shares of Original Wraps Inc., a company specializing in the creative business development, technology and design of personalization platforms for vehicles and vehicle accessories, which is based in Golden, Colorado.

(7) In July 2011, 3M (Industrial Business) purchased all of the outstanding shares of Advanced Chemistry & Technology Inc., a manufacturer of quick-cure, light-weight polysulfide sealants for aerospace applications, which is based in Garden Grove, California.

(8) In July 2011, 3M (Industrial Business) purchased certain assets of Piranha Plastics LLC, based in Santa Clara, California, which provides plastic molding and paint solutions to the automotive aftermarket.

(9) In October 2011, 3M (Consumer Business) acquired the do-it-yourself and professional business of GPI Group. GPI, headquartered in France, is a manufacturer and marketer of home improvement products such as tapes, hooks, insulation, and floor protection products and accessories.

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

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during 2013. Purchased goodwill from acquisitions totaled $327 million in 2012, $41 million of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $10 million in 2013 and increased goodwill by $12 million in 2012. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2012	2012	Dec. 31,	2013	2013	Dec. 31,
	2011	acquisition	translation	2012	acquisition	translation	2013
(Millions)	Balance	activity	and other	Balance	activity	and other	Balance
Industrial	$1,972	$204	$(2)	$2,174	$10	$(18)	$2,166
Safety and Graphics	1,713	41	(3)	1,751	—	(11)	1,740
Electronics and Energy	1,608	—	14	1,622	—	(10)	1,612
Health Care	1,508	88	2	1,598	—	(2)	1,596
Consumer	246	6	(12)	240	—	(9)	231
Total Company	$7,047	$339	$(1)	$7,385	$10	$(50)	$7,345

As discussed in Note 15, effective in the first quarter of 2013, 3M completed a realignment of its business segments. Concurrent with this business segment realignment, certain products were also moved between business segments, with the resulting impact reflected in the goodwill balances by business segment above for all periods presented. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2013, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2013 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

3M did not complete any business combinations during 2013. As a result, gross balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31, follow:

(Millions)	2013	2012
Patents	$602	$596
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,445	2,456
Total gross carrying amount	$3,047	$3,052

Accumulated amortization — patents	(458)	(421)
Accumulated amortization — other	(1,030)	(833)
Total accumulated amortization	$(1,488)	$(1,254)

Total finite-lived intangible assets — net	$1,559	$1,798

Non-amortizable intangible assets (primarily tradenames)	129	127
Total intangible assets — net	$1,688	$1,925

3M has certain tradenames that are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for the years ended December 31 follows:

(Millions)	2013	2012	2011
Amortization expense	$236	$233	$235

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2013 follows:

						After
(Millions)	2014	2015	2016	2017	2018	2018
Amortization expense	$214	$200	$186	$171	$154	$634

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

NOTE 4.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $24 million at December 31, 2013, and $74 million at December 31, 2012. Accumulated depreciation for capital leases totaled $85 million and $73 million as of December 31, 2013, and 2012, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2013	2012
Other current assets
Prepaid expenses and other	$602	$555
Deferred income taxes	502	472
Derivative assets-current	76	49
Product and other insurance receivables	99	125
Total other current assets	$1,279	$1,201

Investments
Equity method	$69	$105
Cost method	45	47
Other investments	8	11
Total investments	$122	$163

Property, plant and equipment - at cost
Land	$411	$413
Buildings and leasehold improvements	7,062	6,975
Machinery and equipment	14,665	14,190
Construction in progress	772	791
Capital leases	158	156
Gross property, plant and equipment	23,068	22,525
Accumulated depreciation	(14,416)	(14,147)
Property, plant and equipment - net	$8,652	$8,378

Other assets
Deferred income taxes	$360	$578
Product and other insurance receivables	96	139
Cash surrender value of life insurance policies	236	230
Other assets	288	270
Total other assets	$980	$1,217

Other current liabilities
Accrued trade payables	$547	$516
Deferred income	521	471
Derivative liabilities	103	106
Dividends payable	567	—
Employee benefits and withholdings	195	178
Product and other claims	119	147
Property and other taxes	88	87
Pension and postretirement benefits	61	55
Deferred income taxes	37	45
Other	653	676
Total other current liabilities	$2,891	$2,281

Other liabilities
Long term income taxes payable	$472	$454
Employee benefits	315	332
Product and other claims	314	314
Capital lease obligations	58	71
Deferred income	19	29
Deferred income taxes	538	167
Other	268	267
Total other liabilities	$1,984	$1,634

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 280,736,817 shares at December 31, 2013, 256,941,406 shares at December 31, 2012, and 249,063,015 shares at December 31, 2011. Preferred stock, without par value, of 10 million shares is authorized but unissued.

3M has historically declared and paid dividends in the same quarter. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (payable in March 2014). This reduced 3M’s stockholders equity and increased other current liabilities as of December 31, 2013 by $567 million. This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share to be paid in March 2014.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010, net of tax	$374	$(3,879)	$(6)	$(32)	$(3,543)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(253)	(2,452)	(10)	(39)	(2,754)
Amounts reclassified out	—	475	10	123	608
Total other comprehensive income (loss), before tax	(253)	(1,977)	—	84	(2,146)
Tax effect	(7)	701	—	(30)	664
Total other comprehensive income (loss), net of tax	(260)	(1,276)	—	54	(1,482)
Balance at December 31, 2011, net of tax	$114	$(5,155)	$(6)	$22	$(5,025)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	133	(204)	6	3	(62)
Amounts reclassified out	—	615	—	(72)	543
Total other comprehensive income (loss), before tax	133	411	6	(69)	481
Tax effect	(17)	(211)	(2)	24	(206)
Total other comprehensive income (loss), net of tax	116	200	4	(45)	275
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(462)	1,361	—	(98)	801
Amounts reclassified out	—	569	—	122	691
Total other comprehensive income (loss), before tax	(462)	1,930	—	24	1,492
Tax effect	44	(690)	—	(9)	(655)
Total other comprehensive income (loss), net of tax	(418)	1,240	—	15	837
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

The previously reported before-tax amounts of other comprehensive income before reclassifications and amounts reclassified out of other comprehensive income for the years ended December 31, 2012 and 2011 relative to foreign currency forward contracts in the table above and the table below were impacted by the immaterial revisions discussed in Note 11.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	$2	See Note 10
Prior service benefit	77	84	75	See Note 10
Net actuarial loss	(647)	(700)	(552)	See Note 10
Total before tax	(569)	(615)	(475)
Tax effect	197	219	168	Provision for income taxes
Net of tax	$(372)	$(396)	$(307)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$(10)	Selling, general and administrative expenses
Total before tax	—	—	(10)
Tax effect	—	—	4	Provision for income taxes
Net of tax	$—	$—	$(6)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(11)	$41	$(87)	Cost of sales
Foreign currency forward contracts	(108)	42	(30)	Interest expense
Commodity price swap contracts	(2)	(10)	(6)	Cost of sales
Interest rate swap contracts	(1)	(1)	—	Interest expense
Total before tax	(122)	72	(123)
Tax effect	45	(26)	44	Provision for income taxes
Net of tax	$(77)	$46	$(79)
Total reclassifications for the period, net of tax	$(449)	$(350)	$(392)

Purchase and Sale of Subsidiary Shares

In March 2013, 3M sold shares in 3M India Limited, a subsidiary of the Company, in return for $8 million. The noncontrolling interest shares of this subsidiary trade on a public exchange in India. This sale of shares complied with an amendment to Indian securities regulations that required 3M India Limited, as a listed company, to achieve a minimum public shareholding of at least 25 percent. As a result of this transaction, 3M’s ownership in 3M India Limited was reduced from 76 percent to 75 percent. The $8 million received in the first quarter of 2013 was classified as other financing activity in the consolidated statement of cash flows. Because the Company retained its controlling interest, the sales resulted in an increase of 3M Company shareholder’s equity of $7 million and an increase in noncontrolling interest of $1 million.

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

NOTE 6.  Supplemental Cash Flow Information

(Millions)	2013	2012	2011
Cash income tax payments, net of refunds	$1,803	$1,717	$1,542
Cash interest payments	169	166	219
Capitalized interest	21	23	19

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

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During the third quarter of 2013, 3M sold its equity interest in a non-strategic investment in exchange for a note receivable of approximately $24 million, which is considered non-cash investing activity. As a result of this transaction, in the third quarter of 2013, 3M recorded a pre-tax gain of $18 million in its Health Care business segment. In October 2013, cash was received for the note receivable and is reflected in other investing activity in the consolidated statement of cash flows for the total year 2013.

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

In addition, as discussed in Note 5, during the fourth quarter, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (payable in March 2014). This reduced 3M’s stockholders equity and increased other current liabilities as of December 31, 2013 by $567 million. 3M has historically declared and paid dividends in the same quarter; however, in this case, the cash outlay will occur in the first quarter of 2014.

NOTE 7.  Income Taxes

Income Before Income Taxes

(Millions)	2013	2012	2011
United States	$3,194	$2,902	$2,516
International	3,368	3,449	3,515
Total	$6,562	$6,351	$6,031

Provision for Income Taxes

(Millions)	2013	2012	2011
Currently payable
Federal	$948	$743	$431
State	91	75	51
International	901	918	861
Deferred
Federal	(123)	(3)	181
State	(2)	10	12
International	26	97	138
Total	$1,841	$1,840	$1,674

Components of Deferred Tax Assets and Liabilities

(Millions)	2013	2012
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$140	$115
Product and other claims	155	161
Miscellaneous accruals	130	137
Pension costs	447	969
Stock-based compensation	322	415
Net operating/capital loss carryforwards	225	304
Foreign tax credits	316	285
Inventory	221	189
Other - net	—	18
Gross deferred tax assets	1,956	2,593
Valuation allowance	(23)	(29)
Total deferred tax assets	$1,933	$2,564

Deferred tax liabilities:
Product and other insurance receivables	$(46)	$(60)
Accelerated depreciation	(813)	(858)
Intangible amortization	(780)	(808)
Other	(7)	—
Total deferred tax liabilities	$(1,646)	$(1,726)

Net deferred tax assets	$287	$838

The net deferred tax assets are included as components of Other Current Assets, Other Assets, Other Current Liabilities, and Other Liabilities within the Consolidated Balance Sheet. See Note 4 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2013, the Company had tax effected operating loss, capital loss, and tax credit carryovers for federal, state, and international of approximately $30 million, $4 million, and $191 million (before valuation allowances), respectively. The federal tax attribute carryovers will expire after 16 to 17 years, the state after five to 10 years, and the majority of international after six years with the remaining international expiring in one year or with an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. As of December 31, 2013, the Company has provided $23 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized. The valuation allowance was reduced in 2013 mainly due to the expiration of the tax attributes.

During 2013, the Company contributed $476 million to its U.S. and international pension plans and $6 million to its postretirement plans. During 2012, the Company contributed $1.079 billion to its U.S. and international pension plans and $67 million to its postretirement plans. During 2011, the Company contributed $517 million to its U.S. and international pension plans and $65 million to its postretirement plans. The current income tax provision includes a benefit for the pension contributions; the deferred tax provision includes a cost for the related temporary difference.

Reconciliation of Effective Income Tax Rate

	2013	2012	2011
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	0.9	0.9	0.7
International income taxes - net	(6.3)	(4.2)	(4.6)
U.S. research and development credit	(0.7)	—	(0.5)
Reserves for tax contingencies	1.2	(1.9)	(1.2)
Domestic Manufacturer’s deduction	(1.6)	(1.2)	(1.5)
All other - net	(0.4)	0.4	(0.1)
Effective worldwide tax rate	28.1%	29.0%	27.8%

The effective tax rate for 2013 was 28.1 percent, compared to 29.0 percent in 2012, a decrease of 0.9 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes as a result of changes to the geographic mix of income before taxes, the reinstatement of the U.S. research and development credit in 2013, an increase in the domestic manufacturer’s deduction benefit, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 4.0 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 3.1 percentage points, which largely related to adjustments to 3M’s income tax reserves for 2013 when compared to 2012.

The effective tax rate for 2012 was 29.0 percent, compared to 27.8 percent in 2011, an increase of 1.2 percentage points, impacted by many factors. The primary factors that increased the Company’s effective tax rate year-on-year include international taxes, specifically with respect to the corporate reorganization of a wholly owned international subsidiary (which benefited 2011), state income taxes, lower domestic manufacturer’s deduction, and the lapse of the U.S. research and development credit. These and other factors, when compared to 2011, increased the 2012 effective tax rate by 2.1 percentage points. Factors that decreased the Company’s effective tax rate year-on-year include international taxes as a result of changes to the geographic mix of income before taxes and adjustments to its income tax reserves. These factors, when compared to 2011, decreased the effective tax rate 0.9 percentage points.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2011, 2012, and 2013. It is anticipated that the IRS will complete its examination of the Company for 2011 and 2012 by the end of the first quarter of 2014 and for 2013 by the end of the first quarter of 2015. As of December 31, 2013, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2013	2012	2011
Gross UTB Balance at January 1	$528	$594	$622

Additions based on tax positions related to the current year	97	80	92
Additions for tax positions of prior years	158	114	69
Reductions for tax positions of prior years	(29)	(120)	(123)
Settlements	(17)	(50)	9
Reductions due to lapse of applicable statute of limitations	(78)	(90)	(75)

Gross UTB Balance at December 31	$659	$528	$594

Net UTB impacting the effective tax rate at December 31	$262	$185	$295

The total amount of UTB, if recognized, would affect the effective tax rate by $262 million as of December 31, 2013, $185 million as of December 31, 2012, and $295 million as of December 31, 2011. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Current Liabilities, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $22 million of expense, $12 million of benefit, and $1 million of benefit in 2013, 2012, and 2011, respectively. At December 31, 2013 and December 31, 2012, accrued interest and penalties in the consolidated balance sheet on a gross basis were $62 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from manufacturing activities in China, Taiwan, Korea, Brazil, and Singapore is subject to reduced tax rates or, in some cases, is exempt from tax for years through 2013, 2016, 2018, 2023, and 2023, respectively. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $87 million (13 cents per diluted share) in 2013, $64 million (9 cents per diluted share) in 2012, and $77 million (11 cents per diluted share) in 2011.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $9.7 billion as of December 31, 2013. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 8.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2013	2012

U.S. government agency securities	$103	$162
Foreign government agency securities	30	16
Corporate debt securities	143	471
Commercial paper	60	116
Certificates of deposit/time deposits	20	41
U.S. treasury securities	—	54
U.S. municipal securities	2	13
Asset-backed securities:
Automobile loan related	287	567
Credit card related	52	123
Equipment lease related	30	54
Other	29	31
Asset-backed securities total	398	775

Current marketable securities	$756	$1,648

U.S. government agency securities	$131	$125
Foreign government agency securities	95	51
Corporate debt securities	638	494
Certificates of deposit/time deposits	20	—
U.S. treasury securities	49	18
U.S. municipal securities	—	14
Auction rate securities	11	7
Asset-backed securities:
Automobile loan related	298	375
Credit card related	128	34
Equipment lease related	37	36
Other	46	8
Asset-backed securities total	509	453

Non-current marketable securities	$1,453	$1,162

Total marketable securities	$2,209	$2,810

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2013, gross unrealized losses totaled approximately $5 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2012, gross unrealized losses totaled approximately $6 million (pre-tax), while gross unrealized gains totaled approximately $3 million (pre-tax). Refer to Note 5 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2013 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2013

Due in one year or less	$287
Due after one year through five years	1,898
Due after five years through ten years	24
Due after ten years	—

Total marketable securities	$2,209

3M has a diversified marketable securities portfolio of $2.209 billion as of December 31, 2013. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $907 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s or AA by S&P or Fitch. At December 31, 2013, all asset-backed security investments were in compliance with this policy. Approximately 98.1 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities are $11 million and $7 million as of December 31, 2013 and 2012, respectively. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $2 million (pre-tax) and $6 million (pre-tax) as of December 31, 2013 and 2012, respectively. As of December 31, 2013, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 12 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 9.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect interest rates, including the effects of interest rate swaps, as of December 31, 2013. Carrying value includes the impact of derivative/hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

	Currency/	Effective	Final
(Millions)	Fixed vs.	Interest	Maturity	Carrying Value
Description / 2013 Principal Amount	Floating	Rate	Date	2013	2012
Eurobond (775 million Euros)	Euro Fixed	4.30%	2014	$1,075	$1,034
Medium-term note ($1 billion)	USD Fixed	1.62%	2016	995	994
Medium-term note	USD Fixed	—%	—	—	850
30-year bond ($750 million)	USD Fixed	5.73%	2037	748	747
Medium-term note ($650 million)	USD Fixed	1.10%	2017	648	647
Medium-term note ($600 million)	USD Fixed	2.17%	2022	592	592
Eurobond (300 million Euros)	Euro Fixed	1.97%	2021	411	—
Eurobond (300 million Euros)	Euro Floating	0.57%	2021	404	—
Eurobond (250 million Euros)	Euro Floating	0.43%	2014	349	349
30-year debenture ($330 million)	USD Fixed	6.01%	2028	346	347
UK borrowing (66 million GBP)	GBP Floating	1.35%	2015	109	106
Floating rate note ($97 million)	USD Floating	0.00%	2041	97	97
Floating rate note ($59 million)	USD Floating	0.00%	2044	59	59
Other borrowings	Various	0.64%	2014-2040	79	80
Total long-term debt				$5,912	$5,902
Less: current portion of long-term debt				1,586	986
Long-term debt (excluding current portion)				$4,326	$4,916

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2013	2012
Current portion of long-term debt	3.05%	$1,586	$986
U.S. dollar commercial paper	—%	—	—
Other borrowings	5.35%	97	99
Total short-term borrowings and current portion of long-term debt		$1,683	$1,085

The following weighted-average effective interest rate table reflects the combined effects of interest rate and currency swaps at December 31, 2013 and 2012.

Weighted-Average Effective Interest Rate

	Total
At December 31	2013	2012
Short-term	3.18%	3.91%
Long-term	2.56%	3.16%

Maturities of long-term debt for the five years subsequent to December 31, 2013 are as follows (in millions):

					After
2014	2015	2016	2017	2018	2018	Total
$1,586	$109	$996	$720	$—	$2,501	$5,912

Long-term debt payments due in 2014 and 2017 include floating rate notes totaling $156 million (classified as current portion of long-term debt) and $71 million (included in other borrowings in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

The floating rate notes contain put provisions granting the holders the option to require 3M to repurchase the securities on certain dates. Under the terms of the floating rate notes due in 2044, holders have an annual put feature. 3M would be required to repurchase these securities at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040, and 2041, holders have put options that commence ten years after the date of issuance and each third anniversary thereafter until final maturity. 3M would be required to repurchase these securities at various prices, ranging from 99 percent to 100 percent of par value according to the redemption schedules for each security. In 2013, 2011, 2010, 2009 and 2008, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

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

In connection with a prior “well-known seasoned issuer” shelf registration, in June 2007 the Company established a $3 billion medium-term notes program. Three debt securities were issued under this medium-term notes program. First, in December 2007, 3M issued a five-year, $500 million, fixed rate note with a coupon rate of 4.65%, which matured in December 2012. Second, in August 2008, 3M issued a five-year, $850 million, fixed rate note with a coupon rate of 4.375%, which matured in August 2013. Third, in October 2008, the Company issued a three-year $800 million, fixed rate note with a coupon rate of 4.50%. The Company entered into interest rate swaps to convert this $800 million note to a floating rate. This three-year fixed rate note and related interest rate swaps matured in the fourth quarter of 2011.

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

In July 2007, 3M issued a seven-year 5.0% fixed rate Eurobond for an amount of 750 million Euros (carrying value of approximately $1.042 billion in U.S. Dollars at December 31, 2013). In addition, in December 2007, 3M reopened its existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (carrying value of approximately $382 million in U.S. Dollars at December 31, 2013). This security was issued at a premium and was subsequently consolidated with the original security in January 2008. Upon the initial debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination is 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion. After these swaps, the fixed rate portion of the Eurobond totaled 775 million Euros and the floating rate portion totaled 250 million Euros.

In November 2013, 3M issued an eight-year 1.875% fixed rate Eurobond for an amount of 600 million Euros (carrying value of approximately $815 million in U.S. Dollars at December 31, 2013). Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. After this swap, the fixed rate portion of the Eurobond totaled 300 million Euros and the floating rate portion totaled 300 million Euros.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2013. In August 2013, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $150 million committed credit facility that was entered into in August 2012. As of December 31, 2013, 3M letters of credit issued under this $150 million committed facility totaled $120 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million) committed credit facility agreement with JP Morgan Chase Bank, which is fully drawn as of December 31, 2013. Apart from the committed facilities, an additional $51 million in stand-alone letters of credit are also issued and outstanding at December 31, 2013. The Company also utilized $1 million in international committed lines of credit and $10 million in U.S. committed lines of credit with other banking partners as of December 31, 2013. These lines of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2013, this ratio was approximately 55 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 10.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 80 defined benefit plans in 25 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Effective January 1, 2010, substantially all Company contributions to the plans are made in cash. For substantially all employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched at rates of 60% or 75%, depending on the plan the employee participated in. Employees hired on or after January 1, 2009 receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’ elections. Employer contributions to the U.S. plans were $136 million, $124 million and $109 million for 2013, 2012 and 2011, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international plans were $71 million, $58 million and $54 million for 2013, 2012 and 2011, respectively.

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

In August 2006, the Pension Protection Act (PPA) was signed into law in the U.S. The PPA transition rules increased the funding target for defined benefit pension plans to 100% of the target liability by 2011. 3M’s primary U.S. qualified defined benefit plan does not have a mandatory cash contribution because the Company has a significant credit balance from previous discretionary contributions that can be applied to any PPA funding requirements.

In the fourth quarter of 2010, the Company made further changes to its U.S. postretirement benefit plans. As a result of these changes, the Company will transition all current and future retirees to the savings account benefits-based plan announced in 2008. These changes became effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and will become effective beginning January 1, 2015, for all non-Medicare eligible retirees and their eligible dependents.

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

3M was informed during the first quarter of 2009 that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. As of the 2013 measurement date these holdings represented less than one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $30 million as of December 31, 2013 and approximately $40 million as of December 30, 2012. Due to the growth in one of the U.S. non-qualified unfunded pension plans it has been added to the schedules below as of December 31, 2013.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$14,830	$14,499	$6,414	$5,332	$2,205	$2,108
Acquisitions/Transfers in	15	11	—	26	—	—
Service cost	258	254	147	124	80	78
Interest cost	598	587	238	247	88	86
Participant contributions	—	—	8	5	30	52
Foreign exchange rate changes	—	—	(79)	83	(13)	(2)
Plan amendments	—	—	3	(7)	(20)	—
Actuarial (gain) loss	(986)	179	(163)	882	(225)	31
Medicare Part D Reimbursement	—	—	—	—	2	8
Benefit payments	(747)	(726)	(222)	(278)	(130)	(156)
Settlements, curtailments, special termination benefits and other	(1)	26	—	—	—	—
Benefit obligation at end of year	$13,967	$14,830	$6,346	$6,414	$2,017	$2,205
Change in plan assets
Fair value of plan assets at beginning of year	$13,781	$12,102	$5,222	$4,643	$1,321	$1,209
Acquisitions	—	8	—	—	—	—
Actual return on plan assets	803	1,645	421	463	178	149
Company contributions	53	752	423	327	6	67
Participant contributions	—	—	8	5	30	52
Foreign exchange rate changes	—	—	(94)	62	—	—
Benefit payments	(747)	(726)	(222)	(278)	(130)	(156)
Settlements, curtailments, special termination benefits and other	(1)	—	—	—	—	—
Fair value of plan assets at end of year	$13,889	$13,781	$5,758	$5,222	$1,405	$1,321
Funded status at end of year	$(78)	$(1,049)	$(588)	$(1,192)	$(612)	$(884)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2013	2012	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$399	$—	$178	$16	$—	$—
Accrued benefit cost
Current liabilities	(47)	(43)	(10)	(8)	(4)	(4)
Non-current liabilities	(430)	(1,006)	(756)	(1,200)	(608)	(880)
Ending balance	$(78)	$(1,049)	$(588)	$(1,192)	$(612)	$(884)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(4)	$(5)	$—	$—
Net actuarial loss (gain)	3,537	4,679	1,949	2,458	616	1,028
Prior service cost (credit)	20	24	(117)	(150)	(151)	(197)
Ending balance	$3,557	$4,703	$1,828	$2,303	$465	$831

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $13.357 billion and $14.127 billion at December 31, 2013 and 2012, respectively. The accumulated benefit obligation of the international pension plans was $5.825 billion and $5.942 billion at December 31, 2013 and 2012, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2013	2012	2013	2012
Projected benefit obligation	$486	$505	$2,198	$5,122
Accumulated benefit obligation	463	492	1,960	4,808
Fair value of plan assets	9	8	1,547	4,038

Components of net periodic cost and other amounts recognized in other comprehensive income

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 follow:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic benefit cost (benefit)
Service cost	$258	$254	$206	$147	$124	$124	$80	$78	$61
Interest cost	598	587	626	238	247	261	88	86	92
Expected return on plan assets	(1,046)	(992)	(927)	(291)	(295)	(289)	(90)	(84)	(77)
Amortization of transition (asset) obligation	—	—	—	(1)	(1)	(2)	—	—	—
Amortization of prior service cost (benefit)	5	5	11	(16)	(17)	(14)	(66)	(72)	(72)
Amortization of net actuarial (gain) loss	399	470	334	153	122	116	95	108	102
Net periodic benefit cost (benefit)	$214	$324	$250	$230	$180	$196	$107	$116	$106
Settlements, curtailments, special termination benefits and other	—	26	1	2	4	2	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$214	$350	$251	$232	$184	$198	$107	$116	$106
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Transition (asset) obligation	$—	$—	$—	$—	$—	$(2)	$—	$—	$—
Amortization of transition (asset) obligation	—	—	—	1	1	2	—	—	—
Prior service cost (benefit)	—	—	8	3	(7)	(32)	(20)	—	—
Amortization of prior service cost (benefit)	(5)	(5)	(11)	16	17	14	66	72	72
Net actuarial (gain) loss	(743)	(470)	1,976	(294)	707	315	(313)	(33)	212
Amortization of net actuarial (gain) loss	(399)	(470)	(334)	(153)	(122)	(116)	(95)	(108)	(102)
Foreign currency	—	—	—	(47)	24	(17)	(2)	(1)	(2)
Total recognized in other comprehensive (income) loss	$(1,147)	$(945)	$1,639	$(474)	$620	$164	$(364)	$(70)	$180
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(933)	$(595)	$1,890	$(242)	$804	$362	$(257)	$46	$286

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$1	$(1)	$—
Amortization of prior service cost (benefit)	4	(16)	(48)
Amortization of net actuarial (gain) loss	242	123	57
Total amortization expected over the next fiscal year	$247	$106	$9

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Discount rate	4.98%	4.14%	4.15%	4.02%	3.78%	4.58%	4.83%	4.00%	4.04%
Compensation rate increase	4.00%	4.00%	4.00%	3.35%	3.31%	3.52%	N/A	N/A	N/A

The Company is in the process of transitioning all current and future retirees to the savings account benefits-based plan announced in 2008. The contributions provided by the Company to the health savings accounts increase three percent per year. Therefore, the Company no longer has material exposure to health care cost inflation.

Weighted-average assumptions used to determine net cost for years ended

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011

Discount rate	4.14%	4.15%	5.23%	3.78%	4.58%	5.04%	4.00%	4.04%	5.09%
Expected return on assets	8.00%	8.25%	8.50%	5.87%	6.38%	6.58%	7.19%	7.30%	7.38%
Compensation rate increase	4.00%	4.00%	4.00%	3.31%	3.52%	3.59%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.98% for pension and 4.83% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2013, which is an increase of 0.84 percentage points and 0.83 percentage points, respectively, from the rates used as of December 31, 2012. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 8.00% in 2013. The Company is lowering the 2014 expected return on plan assets for its U.S. pension plan by 0.25 percentage points to 7.75%. This will increase the 2014 expected pension expense by approximately $34 million. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2013, the Company’s 2014 expected long-term rate of return on U.S. plan assets is based on an asset allocation assumption of 21% global equities, with an expected long-term rate of return of 7.5%; 16% private equities, with an expected long-term rate of return of 12.5%; 47% fixed-income securities, with an expected long-term rate of return of 4.5%; and 16% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.00%. The Company expects additional positive return from active investment management. These assumptions result in an 7.75% expected rate of return on an annualized basis in 2014. The actual rate of return on plan assets in 2013 was 6.02%. In 2012 the plan earned a rate of return of 13.6% and in 2011 earned a return of 8.7%. The average annual actual return on the plan assets over the past 10 and 25 years has been 8.7% and 10.3%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2013, the Company contributed $476 million to its U.S. and international pension plans and $6 million to its postretirement plans. During 2012, the Company contributed $1.079 billion to its U.S. and international pension plans and $67 million to its postretirement plans. In 2014, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2014 Benefit Payments	$782	$225	$125
2015 Benefit Payments	810	236	135
2016 Benefit Payments	837	254	151
2017 Benefit Payments	861	259	151
2018 Benefit Payments	884	284	151
Following five years	4,729	1,658	775

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

Normally, 3M does not buy or sell any of its own stock as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M stock. The aggregate amount of shares are not considered to be material relative to the aggregate fund percentages.

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

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2013	2012	2013	2012	2013	2012	2013	2012
Equities
U.S. equities	$1,595	$1,662	$3	$11	$3	$5	$1,601	$1,678
Non-U.S. equities	1,324	1,332	1	—	—	—	1,325	1,332
Derivatives	—	—	—	5	—	—	—	5
EAFE index funds	—	—	—	250	—	—	—	250
Index funds	—	—	151	156	1	1	152	157
Long/short equity	—	—	—	—	460	477	460	477
Total Equities	$2,919	$2,994	$155	$422	$464	$483	$3,538	$3,899
Fixed Income
U.S. government securities	$908	$844	$601	$796	$—	$—	$1,509	$1,640
Non-U.S. government securities	20	—	316	378	—	—	336	378
Preferred and convertible securities	—	4	4	—	—	—	4	4
U.S. corporate bonds	14	196	2,046	1,249	—	—	2,060	1,445
Non-U.S. corporate bonds	—	—	412	286	—	—	412	286
Asset-backed securities	—	—	26	21	—	—	26	21
Collateralized mortgage obligations	—	—	28	43	—	—	28	43
Private placements	—	—	251	164	2	2	253	166
Derivative instruments	(1)	—	6	76	—	—	5	76
Other	—	—	37	29	—	—	37	29
Total Fixed Income	$941	$1,044	$3,727	$3,042	$2	$2	$4,670	$4,088
Private Equity
Buyouts	$—	$—	$—	$—	$737	$662	$737	$662
Derivative instruments	—	—	—	—	(97)	(51)	(97)	(51)
Direct investments	—	—	—	—	467	129	467	129
Distressed debt	—	—	—	—	211	301	211	301
Growth equity	21	7	—	—	170	84	191	91
Mezzanine	—	—	—	—	83	82	83	82
Real estate	—	—	—	—	156	136	156	136
Secondary	—	—	—	—	152	166	152	166
Venture capital	—	—	—	—	548	627	548	627
Total Private Equity	$21	$7	$—	$—	$2,427	$2,136	$2,448	$2,143
Absolute Return
Hedge funds and hedge fund of funds funds	$—	$—	$176	$833	$21	$664	$197	$1,497
Bank loan and other fixed income funds	—	—	899	—	737	201	1,636	201
Total Absolute Return	$—	$—	$1,075	$833	$758	$865	$1,833	$1,698
Commodities	$—	$—	$88	$102	$—	$107	$88	$209
Cash and Cash Equivalents	$301	$429	$1,017	$1,547	$—	$—	$1,318	$1,976
Total	$4,182	$4,474	$6,062	$5,946	$3,651	$3,593	$13,895	$14,013
Other items to reconcile to fair value of plan assets							$(6)	$(232)
Fair value of plan assets							$13,889	$13,781

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds, including Europe, Australasia, and Far East (EAFE) funds, are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the NAV as determined by the administrator or custodian of the fund.

Fixed income includes derivative instruments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Private placements are valued by the custodian using recognized pricing services and sources. Swaps and derivative instruments are valued by the custodian using closing market swap curves and market derived inputs.

The private equity portfolio is a diversified mix of direct investments, derivative instruments and partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value. Direct investments are equity co-investments in private companies and projects, the majority of which are power infrastructure investments, which are valued by an independent valuation agent.

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

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the years ended December 31, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2012	$442	$74	$2,062	$520	$105	$3,203
Net transfers into / (out of) level 3	—	(5)	—	472	—	467
Purchases, sales, issuances, and settlements, net	(1)	(73)	(108)	(225)	—	(407)
Realized gain / (loss)	—	25	120	76	—	221
Change in unrealized gains / (losses) relating to instruments sold during the period	(1)	(19)	(3)	(49)	(1)	(73)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	43	—	65	71	3	182
Ending balance at Dec. 31, 2012	483	2	2,136	865	107	3,593
Net transfers into / (out of) level 3	—	—	—	—	—	—
Purchases, sales, issuances, and settlements, net	(92)	—	54	(104)	(96)	(238)
Realized gain / (loss)	10	—	126	45	(1)	180
Change in unrealized gains / (losses) relating to instruments sold during the period	(5)	—	3	(30)	(10)	(42)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	68	—	108	(18)	—	158
Ending balance at Dec. 31, 2013	$464	$2	$2,427	$758	$—	$3,651

International Pension Plans Assets

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 70 defined benefit plans in 24 countries; however, there is significant variation in policy asset allocation from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. 3M’s Treasury group provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2013	2012	2013	2012	2013	2012	2013	2012
Equities
Growth equities	$733	$628	$190	$133	$—	$—	$923	$761
Value equities	653	468	14	23	—	—	667	491
Core equities	19	88	668	376	5	5	692	469
Total Equities	$1,405	$1,184	$872	$532	$5	$5	$2,282	$1,721
Fixed Income
Domestic government debt	$199	$297	$539	$694	$3	$—	$741	$991
Foreign government debt	28	170	657	445	1	2	686	617
Corporate debt securities	1	—	638	630	20	18	659	648
Mortgage backed debt	—	—	75	31	—	—	75	31
Other debt obligations	—	—	391	268	13	16	404	284
Total Fixed Income	$228	$467	$2,300	$2,068	$37	$36	$2,565	$2,571
Private Equity
Private equity funds	$—	$—	$—	$—	$22	$22	$22	$22
Real estate	3	3	87	42	53	49	143	94
Total Private Equity	$3	$3	$87	$42	$75	$71	$165	$116
Absolute Return
Hedge funds	$—	$—	$62	$75	$56	$50	$118	$125
Insurance	—	—	—	—	492	433	492	433
Derivatives	2	—	3	20	—	—	5	20
Other	—	—	2	24	2	2	4	26
Total Absolute Return	$2	$—	$67	$119	$550	$485	$619	$604
Cash and Cash Equivalents	$112	$211	$14	$21	$—	$—	$126	$232
Total	$1,750	$1,865	$3,340	$2,782	$667	$597	$5,757	$5,244
Other items to reconcile to fair value of plan assets							$1	$(22)
Fair value of plan assets							$5,758	$5,222

Equities consist primarily of mandates in public equity securities managed to the Morgan Stanley Capital All Country World Index. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

Fixed Income investments include domestic and foreign government, corporate, mortgage backed and other debt. Governments, corporate bonds and notes and mortgage backed securities are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

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

The following table sets forth a summary of changes in the fair values of the international pension plans’ level 3 assets for the years ended December 31, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at Jan. 1, 2012	$5	$39	$67	$370	$481
Net transfers into / (out of) level 3	—	—	—	—	—
Foreign currency exchange	—	2	(4)	2	—
Purchases, sales, issuances, and settlements, net	—	(2)	11	92	101
Realized gain / (loss)	—	—	—	—	—
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	—	—	—
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	(3)	(3)	21	15
Ending balance at Dec. 31, 2012	5	36	71	485	597
Net transfers into / (out of) level 3	—	—	—	—	—
Foreign currency exchange	—	(2)	(1)	9	6
Purchases, sales, issuances, and settlements, net	—	(2)	1	50	49
Realized gain / (loss)	—	—	2	—	2
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	—	1	1
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	5	2	5	12
Ending balance at Dec. 31, 2013	$5	$37	$75	$550	$667

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

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2013	2012	2013	2012	2013	2012	2013	2012
Equities
U.S. equities	$552	$466	$—	$—	$—	$—	$552	$466
Non-U.S. equities	58	54	—	—	—	—	58	54
EAFE index funds	—	—	—	8	—	—	—	8
Index funds	—	—	44	42	—	—	44	42
Long/short equity	—	—	—	—	16	16	16	16
Total Equities	$610	$520	$44	$50	$16	$16	$670	$586
Fixed Income
U.S. government securities	$62	$63	$202	$217	$—	$—	$264	$280
Non-U.S. government securities	1	—	14	16	—	—	15	16
U.S. corporate bonds	—	6	96	68	—	—	96	74
Non-U.S. corporate bonds	—	—	21	16	—	—	21	16
Asset-backed securities	—	—	9	6	—	—	9	6
Collateralized mortgage obligations	—	—	5	4	—	—	5	4
Private placements	—	—	16	11	—	—	16	11
Derivative instruments	—	—	—	2	—	—	—	2
Other	—	—	1	1	—	—	1	1
Total Fixed Income	$63	$69	$364	$341	$—	$—	$427	$410
Private Equity
Buyouts	$—	$—	$—	$—	$58	$51	$58	$51
Derivative instruments	—	—	—	—	(3)	(2)	(3)	(2)
Direct investments	—	—	—	—	16	4	16	4
Distressed debt	—	—	—	—	7	11	7	11
Growth equity	1	—	—	—	6	3	7	3
Mezzanine	—	—	—	—	3	3	3	3
Real estate	—	—	—	—	5	4	5	4
Secondary	—	—	—	—	5	5	5	5
Venture capital	—	—	—	—	64	91	64	91
Total Private Equity	$1	$—	$—	$—	$161	$170	$162	$170
Absolute Return
Hedge funds and hedge fund of funds	$—	$—	$6	$27	$1	$21	$7	$48
Bank loan and other fixed income funds	—	—	31	—	25	7	56	7
Total Absolute Return	$—	$—	$37	$27	$26	$28	$63	$55
Commodities	$—	$—	$3	$3	$—	$4	$3	$7
Cash and Cash Equivalents	$35	$51	$34	$50	$—	$—	$69	$101
Total	$709	$640	$482	$471	$203	$218	$1,394	$1,329
Other items to reconcile to fair value of plan assets							$11	$(8)
Fair value of plan assets							$1,405	$1,321

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the NAV as determined by the administrator or custodian of the fund.

Fixed income includes derivative investments such as credit default swaps, interest rate swaps and futures contracts that are used to help manage risks. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Swaps and derivative instruments are valued by the custodian using market swap curves and market derived inputs.

The private equity portfolio is a diversified mix of direct investments, derivative instruments and partnership interests including buyouts, distressed debt, growth equity, mezzanine, real estate and venture capital investments. Partnership interests are valued using the most recent general partner statement of fair value, updated for any subsequent partnership interests’ cash flows or expected changes in fair value. Direct investments are equity co-investments in private companies and projects, the majority of which are power infrastructure investments, which are valued by an independent valuation agent.

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

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the years ended December 31, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2012	$14	$2	$187	$17	$4	$224
Net transfers into / (out of) level 3	—	—	—	15	—	15
Purchases, sales, issuances, and settlements, net	—	(2)	(27)	(7)	—	(36)
Realized gain / (loss)	—	1	11	2	—	14
Change in unrealized gains / (losses) relating to instruments sold during the period	—	(1)	(4)	(1)	—	(6)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	2	—	3	2	—	7
Ending balance at Dec. 31, 2012	16	—	170	28	4	218
Net transfers into / (out of) level 3	—	—	—	—	—	—
Purchases, sales, issuances, and settlements, net	(3)	—	(27)	(4)	(4)	(38)
Realized gain / (loss)	—	—	10	2	—	12
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	(3)	(1)	—	(4)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	3	—	11	1	—	15
Ending balance at Dec. 31, 2013	$16	$—	$161	$26	$—	$203

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2013, 2012 and 2011. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at December 31, 2013, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2013 was approximately $1.7 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2013, 2012 and 2011. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at December 31, 2013 was $19 million.

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

As of December 31, 2013, the Company had a balance of $8 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $2 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which will be amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized in other comprehensive income on effective portion of derivative (“Gain Recognized in OCI”) and the pretax gain (loss) recognized in income on effective portion of derivative as a result of reclassification from accumulated other comprehensive income (“Gain Reclassified into Income”) for the years ended December 31, 2012 and 2011 relative to foreign currency forward contracts. These immaterial corrections increased both the previously presented amounts of the Gain Recognized in OCI and the Gain Reclassified into Income in the disclosure tables below by $13 million and $11 million in 2012 and 2011, respectively. The revisions had no impact on the Company’s consolidated results of operations or financial condition.

Year Ended December 31, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$9	Cost of sales	$(11)	Cost of sales	$—
Foreign currency forward contracts	(108)	Interest expense	(108)	Interest expense	—
Commodity price swap contracts	1	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(98)		$(122)		$—

Year Ended December 31, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(35)	Cost of sales	$41	Cost of sales	$—
Foreign currency forward contracts	42	Interest expense	42	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(10)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$3		$72		$—

Year Ended December 31, 2011

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$3	Cost of sales	$(87)	Cost of sales	$—
Foreign currency forward contracts	(31)	Interest expense	(30)	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(6)	Cost of sales	—
Interest rate swap contracts	(7)	Interest expense	—	Interest expense	—
Total	$(39)		$(123)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2013 was $745 million.

At December 31, 2013, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, will be amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of gains on hedged items recognized in income in the tables below.

In November 2013, 3M issued an eight-year 1.875% fixed rate Eurobond for a face amount of 600 million Euros. Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(21)	Interest expense	$21
Total		$(21)		$21

Year ended December 31, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Year ended December 31, 2011	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At December 31, 2013, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

In addition to the derivative instruments used as hedging instruments in net investment hedges, 3M also uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. In July and December 2007, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and 275 million Euros, respectively. In November 2013, the Company issued eight-year fixed rate Eurobond securities for 600 million Euros. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries.

In anticipation of the November 2013 Eurobond issuance, the Company entered into foreign currency forward contracts with notional amounts totaling 594 million Euros. These forward contracts were designated as hedging instruments of the Company’s net investment in its European subsidiaries. These contracts matured in November 2013.

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

Year ended December 31, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(82)	N/A	$—
Foreign currency forward contracts	12	N/A	—
Total	$(70)		$—

Year ended December 31, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(29)	N/A	$—
Total	$(29)		$—

Year ended December 31, 2011

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$41	N/A	$—
Total	$41		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $7.5 billion as of December 31, 2013. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Year ended December 31, 2013		Year ended December 31, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$20	Cost of sales	$(24)
Foreign currency forward contracts	Interest expense	(43)	Interest expense	22
Commodity price swap contracts	Cost of sales	(1)	Cost of sales	—
Total		$(24)		$(2)

	Year ended December 31, 2011
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$13
Foreign currency forward contracts	Interest expense	9
Total		$22

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 12.

December 31, 2013
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$24	Other current liabilities	$35
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	8	Other liabilities	7
Total derivatives designated as hedging instruments		$33		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$51	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$51		$68

Total derivative instruments		$84		$110

December 31, 2012
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$39	Other current liabilities	$85
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	Other assets	23	Other liabilities	—
Total derivatives designated as hedging instruments		$62		$86

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$10	Other current liabilities	$20
Total derivatives not designated as hedging instruments		$10		$20

Total derivative instruments		$72		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2013, 3M has International Swaps and Derivatives Association (ISDA) agreements with 11 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 10 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$83	$51	$—	$32
Derivatives not subject to master netting agreements	1			1
Total	$84			$33

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$110	$51	$—	$59
Derivatives not subject to master netting agreements	—			—
Total	$110			$59

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$67	$25	$—	$42
Derivatives not subject to master netting agreements	5			5
Total	$72			$47

December 31, 2012

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$106	$25	$—	$81
Derivatives not subject to master netting agreements	—			—
Total	$106			$81

Currency Effects

Currency Effects: 3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $74 million and $103 million in 2013 and 2012, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased net income attributable to 3M by approximately $12 million in 2013 and increased net income attributable to 3M by $49 million in 2012.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2013 and 2012.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$234	$—	$234	$—
Foreign government agency securities	125	—	125	—
Corporate debt securities	781	—	781	—
Certificates of deposit/time deposits	40	—	40	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	585	—	585	—
Credit card related	180	—	180	—
Equipment lease related	67	—	67	—
Other	75	—	75	—
U.S. treasury securities	49	49	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	11	—	—	11
Investments	2	2	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	75	75	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	8	—	8	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	103	103	—	—
Interest rate swap contracts	7	—	7	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2012	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$287	$—	$287	$—
Foreign government agency securities	67	—	67	—
Corporate debt securities	965	—	965	—
Certificates of deposit/time deposits	41	—	41	—
Commercial paper	116	—	116	—
Asset-backed securities:
Automobile loan related	942	—	942	—
Credit card related	157	—	157	—
Equipment lease related	90	—	90	—
Other	39	—	39	—
U.S. treasury securities	72	72	—	—
U.S. municipal securities	27	—	27	—
Auction rate securities	7	—	—	7
Investments	3	3	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	49	49	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	105	104	1	—
Commodity price swap contracts	1	1	—	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)
Marketable securities — auction rate securities only	2013	2012	2011
Beginning balance	$7	$4	$7
Total gains or losses:
Included in earnings	—	—	—
Included in other comprehensive income	4	3	(3)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Ending balance (December 31)	11	7	4

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for 2013, 2012 and 2011.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the Eurobond securities due 2014 totaling 1.025 billion Euros, which were moved from long-term debt to current portion of long-term debt in July 2013 and are shown separately in the table below) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities due 2014 (long-term in 2012 and short-term in 2013)	$1,424	$1,447	$1,383	$1,443
Long-term debt, excluding current portion and Eurobond securities due 2014	4,326	4,463	3,533	3,920

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at December 31, 2013 and 2012 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 13.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $330 million in 2013, $300 million in 2012 and $279 million in 2011. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $55 million at December 31, 2013 exchange rates. Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2013, were as follows:

(Millions)	Capital Leases	Operating Leases
2014	$23	$216
2015	9	170
2016	9	128
2017	5	98
2018	3	54
After 2018	30	182
Total	$79	$848
Less: Amounts representing interest	4
Present value of future minimum lease payments	75
Less: Current obligations under capital leases	17
Long-term obligations under capital leases	$58

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $31 million at December 31, 2013 and $28 million at December 31, 2012. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has recorded accruals and the related insurance receivables:

Liability and Receivable Balances
At December 31
(Millions)	2013	2012	2011

Respirator mask/asbestos liabilities	$152	$154	$130
Respirator mask/asbestos insurance receivables	58	87	121

Environmental remediation liabilities	$27	$29	$28
Environmental remediation insurance receivables	11	11	15

Other environmental liabilities	$48	$57	$75
Other environmental insurance receivables	15	15	—

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of December 31, 2013, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,200 individual claimants, compared to approximately 2,060 individual claimants with actions pending at December 31, 2012.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the court held a case management conference in March 2011. In November 2013, the Attorney General of the State of West Virginia filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. A hearing on that motion is expected to occur in the first quarter of 2014. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

Plaintiffs have asserted specific dollar claims for damages in approximately 50% of the 1,321 lawsuits that were pending against the Company at the end of 2013 in all jurisdictions. A majority of states restrict or prohibit specifying damages in tort cases such as these, and most of the remaining jurisdictions do not require such specification. In those cases in which plaintiffs choose to assert specific dollar amounts in their complaints, brought in states that permit such pleading, the amounts claimed are typically not meaningful as an indicator of the Company’s potential liability. This is because (a) the amounts claimed typically bear no relation to the extent of the plaintiff’s injury, if any; (b) the complaints nearly always assert claims against multiple defendants with the typical complaint asserting claims against as few as a dozen different defendants to upwards of 100 different defendants, the damages alleged are not attributed to individual defendants, and a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, and by the amount of fault a jury allocates to each defendant if a case is ultimately tried before a jury; (c) many cases are filed against the Company even though the plaintiffs did not use any of the Company’s products and, ultimately, are withdrawn or dismissed without any payment; and (d) many cases are brought on behalf of plaintiffs who have not suffered any medical injury, and, ultimately, are resolved without any payment or a payment that is a small fraction of the damages initially claimed. Of the 667 pending cases in which purported damage amounts are specified in the complaints, 391 cases involve claims of $100,000 or less (9 of which also allege punitive damages of $75,000, 27 of which also allege punitive damages of $10 million, and 3 of which also allege punitive damages of $20 million); 53 cases involve claims between $100,000 and $3 million (45 of which also allege punitive damages of $250,000, 3 of which also allege punitive damages of $1 million, and 1 of which also alleges punitive damages of $4 million); 10 cases involve claims between $3 million and $7.5 million (all of which also allege punitive damages of $5 million); 1 case involves a claim of $10 million; 170 cases involve claims of $10 million to $50 million (159 of which also allege punitive damages of $13 million, 1 of which also alleges punitive damages of $15 million, 2 of which also allege punitive damages of $20 million, and 8 of which also allege punitive damages of $90.5 million); 6 cases involve claims of $50 million (all of which also allege punitive damages of $50 million); and 36 cases involve claims of over $50 million (all of which allege punitive damages of $100 million). Some complaints allege that the compensatory and punitive damages are at least the amounts specified. As previously stated, the Company’s experience and the other reasons cited indicate that the damage amounts specified in complaints are not a meaningful factor in any assessment of the Company’s potential liability.

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

As a result of the Company’s on-going review of its accruals and the greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in 2013 for respirator mask/asbestos liabilities by $48 million. In 2013, the Company made payments for fees and settlements of $47 million related to the respirator mask/asbestos litigation. As of December 31, 2013, the Company had accruals for respirator mask/asbestos liabilities of $127 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2013, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $58 million. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, in the District Court in Ramsey County, Minnesota, sought declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint had been dismissed because of settlements they had reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. The Company and those insurers have been in the process of preparing formal settlement agreements. After all of the settlement agreements have been executed, the Court will issue dismissal orders at which time this matter will be concluded. During 2013, the Company received payments of $29 million from settlements with insurers.

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

As of December 31, 2013, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2013, the Company, through its Aearo subsidiary, has recorded $25 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the

“Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. The EPA continues to develop Drinking Water Health Advisories for PFOS and PFOA, which are expected to be released in 2014. Those advisory levels will supersede the current provisional advisory levels. In an effort to move toward developing standards under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Cottage Grove, Minnesota and Decatur, Alabama plants.

3M completed its third and final phase of work pursuant to a Memorandum of Understanding with the EPA regarding an environmental assessment program at the Company’s Decatur manufacturing site. That work included groundwater sampling off-site from the 3M Decatur facility as well as at three local landfills used by the facility. The Company shared results from this final phase of sampling work with the EPA in September 2012 and submitted an updated analysis of the sampling work in late 2013. The submittal of the updated analysis fulfilled 3M’s obligations under the Memorandum of Understanding.

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. Pursuant to a permit issued by ADEM, for approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue throughout the balance of 2014 and is expected to be completed in 2017.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs  for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2014.

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

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking compensatory damages and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River, including the installation and maintenance of a water treatment system. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and biosolids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the Court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also seeks declaratory relief under MERA.

In May 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In January 2014, the Minnesota

Supreme Court heard oral arguments. If the Court affirms the Court of Appeals decision, the State will have 180 days following issuance of the Minnesota Supreme Court’s decision to secure new counsel. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of a 17-mile stretch of the Passaic River in New Jersey. In June 2009, the Company, along with more than 250 other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution towards the cost and damages asserted or incurred for investigation and remediation of discharges to the Passaic River. The third-party complaint seeks to spread those costs among the third-party defendants, including 3M. Allegations asserted against 3M relate to its use of two commercial drum conditioning facilities in New Jersey. In March 2013, 3M and other third party defendants entered into a settlement agreement with the state of New Jersey for an amount that is not material to 3M. In December 2013, the Court approved the settlement and entered the Consent Judgment. The settlement resolves claims or potential claims by the State of New Jersey regarding discharges or alleged discharges into the Passaic River by the settling parties, and precludes certain cost recovery actions by the third-party plaintiffs. The settlement with the State of New Jersey does not include release from potential federal claims yet to be asserted. Total costs for the remedy currently proposed by EPA could easily exceed $1 billion. While the Company does not yet have a basis for estimating its potential exposure in the yet to be asserted EPA claim, the Company currently believes its allocable share of the possible loss, if any, is likely to be a fraction of one percent of the total costs because of the Company’s limited potential involvement at this site.

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

Environmental Liabilities and Insurance Receivables

As of December 31, 2013, the Company had recorded liabilities of $27 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2013, the Company had recorded liabilities of $48 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of December 31, 2013, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M, and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County, and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing was held in July 2013, and the California Court denied approval of the settlement. The plaintiffs filed a motion for reconsideration of the denial of approval of the settlement, which motion was denied by the California court. The plaintiffs then filed a motion for leave to amend their complaint, which motion was denied without prejudice in January 2014.

Separately, one Ceradyne shareholder, who purports to hold 16,656 shares, filed a petition for appraisal rights under Delaware law. In 2013, the parties reached a settlement of this matter for an amount that is not material to the Company.

The previously disclosed patent infringement litigation against Avery Dennison Corporation in the United States District Court for the District of Minnesota relating to retroreflective sheeting products used on traffic signs, pavement markings and other traffic control products was resolved in 2013 with the court entering a consent judgment in favor of 3M. Avery’s separate claims of patent infringement and antitrust violations against 3M have been dismissed by the court with prejudice.

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages is in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. The court has not yet ruled on those recommendations or on 3M’s pending motions seeking judgment in its favor on its claims and those of TransWeb. 3M intends to appeal if the court enters final judgment against 3M.

In December 2010, Meda AB, the Swedish-based acquirer of 3M’s European pharmaceutical business, filed a lawsuit against 3M, and its subsidiaries, 3M Innovative Properties Company, and Riker Laboratories, Inc. (collectively, “3M”). Meda initially asserted claims against 3M for breach of contract and breach of the implied covenant of good faith and fair dealing. In October 2011, Meda amended its pleading to assert a claim for fraud. All three claims are based on allegations that 3M did not inform Meda about certain information relating to the pricing of a particular drug in France prior to the acquisition. Meda sought compensatory damages in excess of $300 million (including prejudgment interest), punitive damages, and attorneys’ fees. A non-jury trial occurred in the U.S. District Court for the Southern District of New York in January 2013. In September 2013, the Court issued a decision in 3M’s favor, rejecting all of Meda’s claims. In October 2013, 3M filed a motion seeking attorneys’ fees and costs. Also in October, Meda filed an appeal to the U.S. Court of Appeals for the Second Circuit. In December 2013, Meda agreed to dismiss its appeal and 3M agreed to dismiss its motion for fees and costs.

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

NOTE 14. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Other Stock Awards, and Performance Units and Performance Shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, per the 2008 Plan, count against the 100 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010 and prior to May 8, 2012), or as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 38,355,501 as of December 31, 2013. There were approximately 10,109 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2013.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 32 percent of the 2013 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 Management Stock Ownership Program, but for which the reload feature was eliminated in 2005 (on a prospective basis only). Participants who had options granted prior to this effective date may still qualify to receive new progressive (reload) stock options.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the years ended 2013, 2012 and 2011.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2013	2012	2011
Cost of sales	$27	$27	$29
Selling, general and administrative expenses	183	167	192
Research, development and related expenses	30	29	32

Stock-based compensation expenses	$240	$223	$253

Income tax benefits	$(71)	$(67)	$(80)

Stock-based compensation expenses, net of tax	$169	$156	$173

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under option —
January 1	56,565,030	$80.33	64,148,415	$77.28	70,335,044	$74.80
Granted:
Annual	6,220,810	101.55	5,770,190	87.91	5,514,500	89.46
Progressive (Reload)	140,447	109.83	110,065	89.65	237,839	94.02
Other	191	119.62	51,661	89.25	8,953	86.71
Exercised	(18,825,218)	79.25	(13,123,617)	68.78	(11,625,863)	68.47
Canceled	(162,482)	89.92	(391,684)	83.65	(322,058)	75.09
December 31	43,938,778	$83.84	56,565,030	$80.33	64,148,415	$77.28
Options exercisable
December 31	32,038,228	$79.58	45,207,143	$78.78	52,644,364	$76.90

Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Outstanding options under grant include grants from previous plans. As of December 31, 2013, there was $51 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months. For options outstanding at December 31, 2013, the weighted-average remaining contractual life was 62 months and the aggregate intrinsic value was $2.478 billion. For options exercisable at December 31, 2013, the weighted-average remaining contractual life was 47 months and the aggregate intrinsic value was $1.944 billion.

The total intrinsic values of stock options exercised during 2013, 2012 and 2011 was $562 million, $282 million and $287 million, respectively. Cash received from options exercised during 2013, 2012 and 2011 was $1.492 billion, $903 million and $796 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2013, 2012 and 2011 was $208 million, $98 million and $96 million, respectively.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2013	2012	2011	2013	2012	2011
Exercise price	$101.49	$87.89	$89.47	$109.84	$87.89	$93.94
Risk-free interest rate	1.2%	1.1%	2.8%	0.2%	0.2%	0.4%
Dividend yield	2.7%	2.6%	2.6%	2.7%	2.6%	2.6%
Volatility	20.0%	24.5%	22.0%	16.3%	23.4%	21.5%
Expected life (months)	75	74	72	12	19	15
Black-Scholes fair value	$13.46	$14.94	$16.10	$6.42	$8.50	$7.49

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2013		2012		2011
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	3,261,562	$85.17	4,858,972	$73.02	4,812,657	$68.75
Granted
Annual	946,774	101.57	968,522	87.92	889,448	89.46
Other	44,401	111.19	99,337	85.07	351,624	87.07
Vested	(1,100,095)	79.93	(2,594,468)	63.51	(1,077,816)	72.21
Forfeited	(47,281)	90.82	(70,801)	82.65	(116,941)	72.01
As of December 31	3,105,361	$92.31	3,261,562	$85.17	4,858,972	$73.02

As of December 31, 2013, there was $77 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $114 million, $228 million and $102 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for the years ended December 31, 2013, 2012 and 2011 was $43 million, $86 million and $36 million, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The performance criteria for these performance shares (Organic Sales Volume Growth, Return on Invested Capital and sales from new products) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. As a result of the significant uncertainty due to the economic crisis of 2008-2009, the Company granted restricted stock units instead of performance shares in 2009. Therefore, since there were no performance shares in 2009, there were also no related distributions in 2012. Performance share grants resumed in 2010 and continued thereafter.

The following table summarizes performance share activity for the years ended December 31:

	2013		2012		2011
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	1,089,084	$79.27	878,872	$78.55	760,645	$73.99
Granted	353,734	96.87	467,531	81.55	415,024	84.58
Distributed	(507,083)	75.16	—	—	(206,410)	72.77
Performance change	(6,949)	77.01	(178,838)	81.27	(39,323)	82.10
Forfeited	(33,151)	91.34	(78,481)	80.21	(51,064)	80.20
As of December 31	895,635	$88.12	1,089,084	$79.27	878,872	$78.55

As of December 31, 2013, there was $14 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. During the years ended December 31, 2013 and 2011, the total fair value of performance shares that were distributed were $52 million and $18 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the years ended December 31, 2013 and 2011 was $16 million and $5 million, respectively. There were no performance shares distributed or related tax benefits realized during the year ended December 31, 2012.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2013, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options granted	1,259,247	$93.46	1,455,545	$75.32	1,433,609	$73.67
Options exercised	(1,259,247)	93.46	(1,455,545)	75.32	(1,433,609)	73.67
Shares available for grant - December 31	30,185,960		31,445,207		2,900,751

The weighted-average fair value per option granted during 2013, 2012 and 2011 was $16.49, $13.29 and $13.00, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $21 million in 2013, $19 million in 2012 and $19 million in 2011.

NOTE 15. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. Effective in the first quarter of 2013 (as discussed below), 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. These segments have worldwide responsibility for virtually all 3M product lines. 3M is not dependent on any single product/service or market. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

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

•                  The movement of certain product lines between various divisions within and across certain business segments.

In addition to the above, there were also changes to dual credit amounts as a result of the realigned structure. The new structure is comprised of five business segments: Industrial, Safety and Graphics, Electronics and Energy, Health Care, and Consumer.

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
Industrial

Tapes, coated, nonwoven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M Purification Inc. (filtration products), closure systems for personal hygiene products, acoustic systems products, automotive components, abrasion-resistant films, structural adhesives and paint finishing and detailing products

Safety and Graphics	Personal protection products, traffic safety and security products, commercial graphics systems, commercial cleaning and protection products, floor matting, and roofing granules for asphalt shingles

Electronics and Energy

Optical films solutions for electronic displays, packaging and interconnection devices, insulating and splicing solutions for the electronics, telecommunications and electrical industries, touch screens and touch monitors, renewable energy component solutions, and infrastructure protection products

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

Business Segment Information

	Net Sales			Operating Income
(Millions)	2013	2012	2011	2013	2012	2011
Industrial	$10,584	$9,943	$9,629	$2,296	$2,236	$1,983
Safety and Graphics	5,657	5,471	5,458	1,239	1,217	1,237
Electronics and Energy	5,393	5,458	5,732	954	1,026	1,140
Health Care	5,334	5,138	5,011	1,672	1,641	1,484
Consumer	4,435	4,386	4,230	945	943	855
Corporate and Unallocated	8	4	9	(322)	(471)	(420)
Elimination of Dual Credit	(540)	(496)	(458)	(118)	(109)	(101)
Total Company	$30,871	$29,904	$29,611	$6,666	$6,483	$6,178

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Industrial	$8,803	$8,587	$7,553	$372	$323	$337	$510	$415	$383
Safety and Graphics	5,153	5,111	4,975	256	238	251	209	190	204
Electronics and Energy	5,336	5,512	5,296	260	266	255	261	350	274
Health Care	4,329	4,296	4,190	171	169	199	120	113	159
Consumer	2,516	2,445	2,423	106	110	102	128	105	98
Corporate and Unallocated	7,413	7,925	7,179	206	182	92	437	311	261
Total Company	$33,550	$33,876	$31,616	$1,371	$1,288	$1,236	$1,665	$1,484	$1,379

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

NOTE 16.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made. During the first quarter of 2013, 3M realigned its geographic area reporting to include Puerto Rico in the United States, rather than in the Latin America/Canada region. The financial information presented herein reflects this geographic area change for all periods presented.

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2013	2012	2011	2013	2012	2011	2013	2012
United States	$11,151	$10,571	$10,071	$2,210	$1,938	$1,639	$4,478	$4,279
Asia Pacific	9,047	9,092	9,108	2,386	2,450	2,523	1,943	2,029
Europe, Middle East and Africa	7,085	6,730	7,076	1,168	1,163	1,150	1,636	1,499
Latin America and Canada	3,611	3,529	3,368	908	936	886	595	571
Other Unallocated	(23)	(18)	(12)	(6)	(4)	(20)	—	—
Total Company	$30,871	$29,904	$29,611	$6,666	$6,483	$6,178	$8,652	$8,378

NOTE 17.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2013	Quarter	Quarter	Quarter	Quarter	2013
Net sales	$7,634	$7,752	$7,916	$7,569	$30,871
Cost of sales	3,969	4,013	4,148	3,976	16,106
Net income including noncontrolling interest	1,147	1,213	1,245	1,116	4,721
Net income attributable to 3M	1,129	1,197	1,230	1,103	4,659
Earnings per share attributable to 3M common shareholders - basic	1.63	1.74	1.81	1.65	6.83
Earnings per share attributable to 3M common shareholders - diluted	1.61	1.71	1.78	1.62	6.72

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2012	Quarter	Quarter	Quarter	Quarter	2012
Net sales	$7,486	$7,534	$7,497	$7,387	$29,904
Cost of sales	3,889	3,870	3,935	3,991	15,685
Net income including noncontrolling interest	1,141	1,186	1,180	1,004	4,511
Net income attributable to 3M	1,125	1,167	1,161	991	4,444
Earnings per share attributable to 3M common shareholders - basic	1.61	1.68	1.68	1.43	6.40
Earnings per share attributable to 3M common shareholders - diluted	1.59	1.66	1.65	1.41	6.32

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2013) for its annual meeting to be held on May 13, 2014, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 13, 2014 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company — Director Nomination Process,” “Board and Committee Information — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Equity compensation plans information as of December 31, 2013 follows:

Equity Compensation Plans Information (1)

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders
Stock options	43,938,778	$83.84	—
Restricted stock units	3,105,361		—
Performance shares	895,635		—
Non-employee director deferred stock units	229,142		—
Total	48,168,916		38,355,501
Employee stock purchase plan	—		30,185,960
Subtotal	48,168,916		68,541,461
Total	48,168,916		68,541,461

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.39 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

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

(10)         Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2012) is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.
(10.2)	Amendment of the 3M 2008 Long-Term Incentive Plan is filed herewith.
(10.3)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
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

(10.10)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
(10.11)	3M 2002 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.
(10.12)	Amendments of 3M 2002 and 2005 Management Stock Ownership Programs are incorporated by reference from our Form 8-K dated November 14, 2008.
(10.13)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.14)	Form of award agreement for non-qualified stock options granted under the 2002 Management Stock Ownership Program, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.15)	3M 1997 General Employees’ Stock Purchase Plan, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
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

(10.19)	3M 2012 Amended and Restated General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.
(10.20)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.21)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.22)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.23)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.24)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.25)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.26)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.27)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.28)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.29)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.30)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.31)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.32)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.

(10.33)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.34)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.35)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.36)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.37)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.38)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.39)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.40)	Amended and restated five-year credit agreement as of September 28, 2012, is incorporated by reference from our Form 8-K dated October 3, 2012.
(10.41)	Letter of credit agreement as of August 23, 2013 is incorporated by reference from our Form 8-K dated August 27, 2013.
(10.42)

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
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the SEC on February 13, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheet at December 31, 2013 and 2012, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2014.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Nicholas C. Gangestad	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Thomas K. Brown	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
W. James Farrell	Director
Herbert L. Henkel	Director
Muhtar Kent	Director
Edward M. Liddy	Director
Robert S. Morrison	Director
Aulana L. Peters	Director
Robert J. Ulrich	Director

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