Form 10-Q
period 2014-03-31
3M CO
filed 2014-05-01
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $0.01 par value per share	654,278,447 shares

This document (excluding exhibits) contains 70 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 67.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2014

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2014	2013
Net sales	$7,831	$7,634
Operating expenses
Cost of sales	4,031	3,969
Selling, general and administrative expenses	1,632	1,589
Research, development and related expenses	452	430
Total operating expenses	6,115	5,988
Operating income	1,716	1,646

Interest expense and income
Interest expense	37	39
Interest income	(9)	(10)
Total interest expense — net	28	29

Income before income taxes	1,688	1,617
Provision for income taxes	463	470
Net income including noncontrolling interest	$1,225	$1,147

Less: Net income attributable to noncontrolling interest	18	18

Net income attributable to 3M	$1,207	$1,129

Weighted average 3M common shares outstanding — basic	661.5	691.1
Earnings per share attributable to 3M common shareholders — basic	$1.83	$1.63

Weighted average 3M common shares outstanding — diluted	674.5	702.1
Earnings per share attributable to 3M common shareholders — diluted	$1.79	$1.61

Cash dividends paid per 3M common share	$0.855	$0.635

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended March 31,
(Millions)	2014	2013
Net income including noncontrolling interest	$1,225	$1,147
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	20	(398)
Defined benefit pension and postretirement plans adjustment	61	85
Debt and equity securities, unrealized gain (loss)	1	—
Cash flow hedging instruments, unrealized gain (loss)	2	24
Total other comprehensive income (loss), net of tax	84	(289)
Comprehensive income (loss) including noncontrolling interest	1,309	858
Comprehensive (income) loss attributable to noncontrolling interest	(30)	20
Comprehensive income (loss) attributable to 3M	$1,279	$878

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,954	$2,581
Marketable securities — current	860	756
Accounts receivable — net	4,598	4,253
Inventories
Finished goods	1,846	1,790
Work in process	1,170	1,139
Raw materials and supplies	956	935
Total inventories	3,972	3,864
Other current assets	1,378	1,279
Total current assets	12,762	12,733
Marketable securities — non-current	1,360	1,453
Investments	120	122
Property, plant and equipment	23,241	23,068
Less: Accumulated depreciation	(14,611)	(14,416)
Property, plant and equipment — net	8,630	8,652
Goodwill	7,357	7,345
Intangible assets — net	1,631	1,688
Prepaid pension benefits	624	577
Other assets	1,063	980
Total assets	$33,547	$33,550
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,176	$1,683
Accounts payable	1,866	1,799
Accrued payroll	491	708
Accrued income taxes	481	417
Other current liabilities	2,436	2,891
Total current liabilities	7,450	7,498
Long-term debt	4,401	4,326
Pension and postretirement benefits	1,809	1,794
Other liabilities	1,963	1,984
Total liabilities	$15,623	$15,602
Commitments and contingencies (Note 10)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,545	4,375
Retained earnings	33,312	32,416
Treasury stock, at cost: 289,754,609 shares at March 31, 2014; 280,736,817 shares at December 31, 2013	(16,577)	(15,385)
Accumulated other comprehensive income (loss)	(3,841)	(3,913)
Total 3M Company shareholders’ equity	17,448	17,502
Noncontrolling interest	476	446
Total equity	$17,924	$17,948
Total liabilities and equity	$33,547	$33,550

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2014	2013
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,225	$1,147
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	350	336
Company pension and postretirement contributions	(42)	(68)
Company pension and postretirement expense	98	138
Stock-based compensation expense	122	103
Deferred income taxes	(83)	61
Excess tax benefits from stock-based compensation	(51)	(34)
Changes in assets and liabilities
Accounts receivable	(347)	(447)
Inventories	(131)	(28)
Accounts payable	84	97
Accrued income taxes (current and long-term)	135	99
Product and other insurance receivables and claims	(25)	(8)
Other — net	(243)	(402)
Net cash provided by operating activities	1,092	994

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(293)	(324)
Proceeds from sale of PP&E and other assets	3	10
Purchases of marketable securities and investments	(601)	(1,767)
Proceeds from maturities and sale of marketable securities and investments	599	1,671
Other investing	5	5
Net cash used in investing activities	(287)	(405)

Cash Flows from Financing Activities
Change in short-term debt — net	466	(13)
Repayment of debt (maturities greater than 90 days)	(64)	(5)
Proceeds from debt (maturities greater than 90 days)	172	9
Purchases of treasury stock	(1,708)	(805)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	267	738
Dividends paid to shareholders	(566)	(440)
Excess tax benefits from stock-based compensation	51	34
Other — net	(17)	(4)
Net cash used in financing activities	(1,399)	(486)

Effect of exchange rate changes on cash and cash equivalents	(33)	(58)

Net increase (decrease) in cash and cash equivalents	(627)	45
Cash and cash equivalents at beginning of year	2,581	2,883
Cash and cash equivalents at end of period	$1,954	$2,928

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2013 Annual Report on Form 10-K. However, as described in Note 12, effective in the first quarter of 2014, the Company transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. The Company has begun to report comparative results under the new business segment structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2014, the Company plans to revise its business segment disclosures in its 2013 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these realignments.

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

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions are subject to change. For the periods presented through January 2013, this rate was set under the Transaction System for Foreign Currency Denominated Securities (SITME). In February 2013, the Venezuelan government announced a devaluation of its currency and the elimination of the SITME market. As a result, the official exchange rate controlled by the Commission for the Administration of Foreign Exchange (CADIVI) changed to a rate less favorable than the previous SITME rate.

In January 2014, the Venezuelan government announced that a new agency, the National Center for Foreign Commerce (CENCOEX), had assumed the previous role of CADIVI with respect to the continuation of the existing official exchange rate; significantly expanded the use of a second foreign exchange mechanism called the Complementary System for Foreign Currency Acquirement (or SICAD1); and issued exchange regulations indicating the SICAD1 rate of exchange would be used for payments related to international investments. The SICAD1 exchange mechanism, a complementary currency auction system, had previously been created for purchases of foreign currency by only certain eligible importers and tourists. The government had begun publishing the SICAD1 rate resulting from currency auctions in December 2013. In late March 2014, the Venezuelan government launched a third foreign exchange mechanism, SICAD2, which relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the Venezuelan national oil and gas company) and certain private companies. SICAD2 was announced as being available to all industry sectors and that its use would not be restricted as to purpose.

Since January 1, 2010, as discussed above, the financial statements of 3M’s Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent. For the periods presented, this remeasurement utilized the SITME rate through January 2013, the official CADIVI/CENCOEX rate through February 2014, and the SICAD1 rate beginning in March 2014. 3M’s use of SICAD1 was based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. Other factors notwithstanding, the elimination of the SITME rate and use of the CADIVI/CENCOEX exchange rate beginning in February 2013 and use of the SICAD1 rate beginning in March 2014 did not have a material impact on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of March 31, 2014, the Company had a balance of net monetary liabilities denominated in VEF of less than 135 million VEF and the SICAD1 and SICAD2 exchange rates were approximately 11 VEF and 50 VEF per U.S. dollar, respectively. Had 3M utilized the SICAD2 rate rather than the SICAD1 rate of exchange for remeasurement of such items as of March 31, 2014, the differential would not have had a material impact on 3M’s consolidated results of operations or financial condition.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (2.3 million average options for the three months ended March 31, 2014 and 4.1 million average options for the three months ended March 31, 2013). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2014	2013
Numerator:
Net income attributable to 3M	$1,207	$1,129

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	661.5	691.1

Dilution associated with the Company’s stock-based compensation plans	13.0	11.0

Denominator for weighted average 3M common shares outstanding — diluted	674.5	702.1

Earnings per share attributable to 3M common shareholders — basic	$1.83	$1.63
Earnings per share attributable to 3M common shareholders — diluted	$1.79	$1.61

New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. The ASU differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. For 3M, this ASU was effective prospectively beginning January 1, 2014. This ASU had no immediate impact on 3M’s consolidated results of operations and financial condition as the Company had no event/transaction as described above.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This standard will have the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibit an entity from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after disposal are eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. For 3M, this ASU is effective prospectively beginning January 1, 2015. Early adoption is, however, permitted. This ASU would impact 3M’s consolidated results of operations and financial condition only in the instance of a disposal as described above.

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

There were no business combinations that closed during the three months ended March 31, 2014. Refer to Note 2 in 3M’s 2013 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

In April 2014, 3M (Health Care Business) completed its purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first three months of 2014. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2013 and March 31, 2014, follow:

Goodwill

	December 31, 2013	Acquisition	Translation	March 31, 2014
(Millions)	Balance	activity	and other	Balance
Industrial	$2,166	$—	$6	$2,172
Safety and Graphics	1,740	—	2	1,742
Electronics and Energy	1,612	—	1	1,613
Health Care	1,596	—	2	1,598
Consumer	231	—	1	232
Total Company	$7,345	$—	$12	$7,357

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 12, effective in the first quarter of 2014, the Company transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2014, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

3M did not complete any business combinations during the three months ended March 31, 2014. As a result, gross balances of acquired intangible assets were primarily impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2014, and December 31, 2013, follow:

	March 31,	December 31,
(Millions)	2014	2013
Patents	$602	$602
Other amortizable intangible assets (primarily tradenames and customer related intangibles)	2,436	2,445
Total gross carrying amount	$3,038	$3,047

Accumulated amortization — patents	(466)	(458)
Accumulated amortization — other	(1,070)	(1,030)
Total accumulated amortization	$(1,536)	$(1,488)

Total finite-lived intangible assets — net	$1,502	$1,559

Non-amortizable intangible assets (primarily tradenames)	129	129
Total intangible assets — net	$1,631	$1,688

Amortization expense for acquired intangible assets for the three months ended March 31, 2014 and 2013 follows:

	Three months ended
	March 31,
(Millions)	2014	2013
Amortization expense	$57	$60

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2014:

	Remainder
	of						After
(Millions)	2014	2015	2016	2017	2018	2019	2019
Amortization expense	$161	$201	$188	$172	$156	$144	$480

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	1,225		1,207			18
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	20				8	12
Defined benefit pension and post-retirement plans adjustment	61				61	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	2				2	—
Total other comprehensive income (loss), net of tax	84
Dividends declared	1		1
Stock-based compensation, net of tax impacts	170	170
Reacquired stock	(1,773)			(1,773)
Issuances pursuant to stock option and benefit plans	269		(312)	581
Balance at March 31, 2014	$17,924	$4,554	$33,312	$(16,577)	$(3,841)	$476

Three months ended March 31, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	1,147		1,129			18
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(398)				(360)	(38)
Defined benefit pension and post-retirement plans adjustment	85				85	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	24				24	—
Total other comprehensive income (loss), net of tax	(289)
Dividends declared	(440)		(440)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	128	128
Reacquired stock	(807)			(807)
Issuances pursuant to stock option and benefit plans	741		(295)	1,036
Balance at March 31, 2013	$18,528	$4,188	$31,073	$(12,178)	$(5,001)	$446

3M has historically declared and paid dividends in the same quarter. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This reduced 3M’s stockholders equity and increased other current liabilities as of December 31, 2013 by $567 million. This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share paid in March 2014.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	5	—	2	9	16
Amounts reclassified out	—	91	—	(6)	85
Total other comprehensive income (loss), before tax	5	91	2	3	101
Tax effect	3	(30)	(1)	(1)	(29)
Total other comprehensive income (loss), net of tax	8	61	1	2	72
Balance at March 31, 2014, net of tax	$(180)	$(3,654)	$(1)	$(6)	$(3,841)

Three months ended March 31, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(324)	—	—	(35)	(359)
Amounts reclassified out	—	143	—	73	216
Total other comprehensive income (loss), before tax	(324)	143	—	38	(143)
Tax effect	(36)	(58)	—	(14)	(108)
Total other comprehensive income (loss), net of tax	(360)	85	—	24	(251)
Balance at March 31, 2013, net of tax	$(130)	$(4,870)	$(2)	$1	$(5,001)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

The previously reported before-tax amounts of other comprehensive income before reclassifications and amounts reclassified out of other comprehensive income for the three months ended March 31, 2013 relative to foreign currency forward contracts in the table above and below were impacted by the immaterial revisions discussed in Note 8.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three months ended March 31, 2014	Three months ended March 31, 2013	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$1	See Note 7
Prior service benefit	15	20	See Note 7
Net actuarial loss	(106)	(164)	See Note 7
Total before tax	(91)	(143)
Tax effect	30	58	Provision for income taxes
Net of tax	$(61)	$(85)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	Selling, general and administrative expenses
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$4	$(6)	Cost of sales
Foreign currency forward contracts	—	(66)	Interest expense
Commodity price swap contracts	2	(1)	Cost of sales
Total before tax	6	(73)
Tax effect	(2)	26	Provision for income taxes
Net of tax	$4	$(47)
Total reclassifications for the period, net of tax	$(57)	$(132)

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

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2007 in the fourth quarter of 2009. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS during the first quarter of 2010. During the first quarter of 2010, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2008 year. The Company protested certain IRS positions for 2008 and entered into the administrative appeals process with the IRS during the second quarter of 2010. During the first quarter of 2011, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2009 year. The Company protested certain IRS positions for 2009 and entered into the administrative appeals process with the IRS during the second quarter of 2011. During the first quarter of 2012, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2010 year. The Company protested certain IRS positions for 2010 and entered into the administrative appeals process with the IRS during the second quarter of 2012. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year. During the first quarter of 2014, the IRS completed its field examination of the Company’s U.S. federal income tax return for the 2011 and 2012 years. The Company protested certain IRS positions for 2011 and 2012 and entered into the administrative appeals process with the IRS during the first quarter of 2014.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2013 and 2014. It is anticipated that the IRS will complete its examination of the Company for 2013 by the end of the first quarter of 2015 and for 2014 by the end of the first quarter of 2016. As of March 31, 2014, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

During the first quarter of 2010, the Company paid the agreed upon assessments for the 2005 tax year. During the second quarter of 2010, the Company paid the agreed upon assessments for the 2008 tax year. During the second quarter of 2011, the Company received a refund from the IRS for the 2004 tax year. During the first quarter of 2012, the Company paid the agreed upon assessments for the 2010 tax year. During the first quarter of 2014, the Company received refunds from the IRS for the 2005, 2007, 2008, and 2009 tax years. In addition, during the first quarter of 2014, the Company paid the agreed upon assessments for the 2011 and 2012 tax years. Payments or refunds relating to other proposed assessments arising from the 2005 through 2014 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also limited audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2014 and December 31, 2013 are $192 million and $262 million, respectively. The change in unrecognized benefits that would affect the effective tax rate is mainly a result of the payments and refunds made and received in the first quarter of 2014 as noted above.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $15 million of benefit and $4 million of expense for the three months ended March 31, 2014 and March 31, 2013, respectively. At March 31, 2014 and December 31, 2013, accrued interest and penalties in the consolidated balance sheet on a gross basis were $43 million and $62 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2014 was 27.4 percent, compared to 29.1 percent in the first quarter of 2013, a decrease of 1.7 percentage points. Factors which decreased the Company’s effective tax rate on a combined basis by 3.4 percentage points year-on-year included the restoration of tax basis on certain assets for which depreciation deductions were previously limited, adjustments to 3M’s income tax reserves for the first quarter of 2014 when compared to the same period in 2013, international taxes as a result of changes to the geographic mix of income before taxes, and other items. This benefit was partially offset by factors that increased the effective tax rate by 1.7 percentage points, which largely related to the lapse of the research and development credit.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2014 and December 31, 2013, the Company had valuation allowances of $24 million and $23 million on its deferred tax assets, respectively.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2014	2013

U.S. government agency securities	$106	$103
Foreign government agency securities	60	30
Corporate debt securities	141	143
Commercial paper	1	60
Certificates of deposit/time deposits	19	20
U.S. municipal securities	—	2
Asset-backed securities:
Automobile loan related	365	287
Credit card related	114	52
Equipment lease related	35	30
Other	19	29
Asset-backed securities total	533	398

Current marketable securities	$860	$756

U.S. government agency securities	$115	$131
Foreign government agency securities	60	95
Corporate debt securities	674	638
Certificates of deposit/time deposits	10	20
U.S. treasury securities	49	49
Auction rate securities	12	11
Asset-backed securities:
Automobile loan related	230	298
Credit card related	127	128
Equipment lease related	34	37
Other	49	46
Asset-backed securities total	440	509

Non-current marketable securities	$1,360	$1,453

Total marketable securities	$2,220	$2,209

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At March 31, 2014, gross unrealized losses totaled approximately $2 million (pre-tax), while gross unrealized gains totaled approximately $2 million (pre-tax). At December 31, 2013, gross unrealized losses totaled approximately $5 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2014 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2014

Due in one year or less	$285
Due after one year through five years	1,915
Due after five years through ten years	20
Due after ten years	—

Total marketable securities	$2,220

3M has a diversified marketable securities portfolio with a fair market value of $2.220 billion as of March 31, 2014. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $973 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings. At March 31, 2014, all asset-backed security investments were in compliance with this policy. Approximately 97.7 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $12 million at March 31, 2014 and $11 million at December 31, 2013. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $1 million (pre-tax) at March 31, 2014 and $2 million (pre-tax) at December 31, 2013. As of March 31, 2014, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 9 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2014 and 2013 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Net periodic benefit cost (benefit)
Service cost	$60	$64	$36	$36	$16	$20
Interest cost	169	150	64	61	24	22
Expected return on plan assets	(261)	(261)	(79)	(75)	(22)	(22)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	1	1	(4)	(4)	(12)	(17)
Amortization of net actuarial (gain) loss	61	100	31	40	14	24
Net periodic benefit cost (benefit)	$30	$54	$48	$57	$20	$27
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$30	$54	$48	$57	$20	$27

For the three months ended March 31, 2014, contributions totaling $40 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2014, the Company expects to contribute approximately $100 million to $200 million of cash to its global pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In addition, the Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 10 in 3M’s 2013 Annual Report on Form 10-K.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 9. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9 in 3M’s 2013 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three months ended March 31, 2014 and 2013. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows for a majority of the forecasted transactions is 12 months and, accordingly, at March 31, 2014, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2014 was approximately $1.6 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three months ended March 31, 2014 and 2013. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at March 31, 2014 was $20 million.

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

As of March 31, 2014, the Company had a balance of $6 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a $2 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized in other comprehensive income on effective portion of derivative (“Gain Recognized in OCI”) and the pretax gain (loss) recognized in income on effective portion of derivative as a result of reclassification from accumulated other comprehensive income (“Gain Reclassified into Income”) for the three months ended March 31, 2013 relative to foreign currency forward contracts. These immaterial corrections increased both the previously presented amounts of the Gain Recognized in OCI and the Gain Reclassified into Income in the disclosure tables below by $35 million in 2013. The revisions had no impact on the Company’s consolidated results of operations or financial condition.

Three months ended March 31, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$7	Cost of sales	$4	Cost of sales	$—
Commodity price swap contracts	2	Cost of sales	2	Cost of sales	—
Total	$9		$6		$—

Three months ended March 31, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$31	Cost of sales	$(6)	Cost of sales	$—
Foreign currency forward contracts	(68)	Interest expense	(66)	Interest expense	—
Commodity price swap contracts	2	Cost of sales	(1)	Cost of sales	—
Total	$(35)		$(73)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2014 was $745 million.

At March 31, 2014, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, is amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of the gain on hedged items recognized in income in the tables below.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2014	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$7	Interest expense	$(7)
Total		$7		$(7)

Three months ended March 31, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Net Investment Hedges:

As circumstances warrant, the Company uses cross currency swaps, forwards and foreign currency denominated debt to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At March 31, 2014, there were no cross currency swaps and foreign currency forward contracts designated as net investment hedges.

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

Three months ended March 31, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(9)	N/A	$—
Total	$(9)		$—

Three months ended March 31, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$41	N/A	$—
Total	$41		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $7.5 billion as of March 31, 2014. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2014
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)
Foreign currency forward contracts	Interest expense	33
Total		$32

	Three months ended March 31, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$10
Foreign currency forward contracts	Interest expense	21
Total		$31

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 9.

March 31, 2014
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$17	Other current liabilities	$20
Commodity price swap contracts	Other current assets	2	Other current liabilities	—
Interest rate swap contracts	Other assets	9	Other liabilities	—
Total derivatives designated as hedging instruments		$28		$20

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$48	Other current liabilities	$36
Total derivatives not designated as hedging instruments		$48		$36

Total derivative instruments		$76		$56

December 31, 2013
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$24	Other current liabilities	$35
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	8	Other liabilities	7
Total derivatives designated as hedging instruments		$33		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$51	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$51		$68

Total derivative instruments		$84		$110

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2014, 3M has International Swaps and Derivatives Association (ISDA) agreements with 12 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 11 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

March 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$74	$29	$—	$45
Derivatives not subject to master netting agreements	2			2
Total	$76			$47

March 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$55	$29	$—	$26
Derivatives not subject to master netting agreements	1			1
Total	$56			$27

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$83	$51	$—	$32
Derivatives not subject to master netting agreements	1			1
Total	$84			$33

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$110	$51	$—	$59
Derivatives not subject to master netting agreements	—			—
Total	$110			$59

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $29 million for the three months ended March 31, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $3 million for three months ended March 31, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2014 and 2013.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$221	$—	$221	$—
Foreign government agency securities	120	—	120	—
Corporate debt securities	815	—	815	—
Certificates of deposit/time deposits	29	—	29	—
Commercial paper	1	—	1	—
Asset-backed securities:
Automobile loan related	595	—	595	—
Credit card related	241	—	241	—
Equipment lease related	69	—	69	—
Other	68	—	68	—
U.S. treasury securities	49	49	—	—
Auction rate securities	12	—	—	12
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	65	65	—	—
Commodity price swap contracts	2	2	—	—
Interest rate swap contracts	9	—	9	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	56	56	—	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$234	$—	$234	$—
Foreign government agency securities	125	—	125	—
Corporate debt securities	781	—	781	—
Certificates of deposit/time deposits	40	—	40	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	585	—	585	—
Credit card related	180	—	180	—
Equipment lease related	67	—	67	—
Other	75	—	75	—
U.S. treasury securities	49	49	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	11	—	—	11
Investments	2	2	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	75	75	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	8	—	8	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	103	103	—	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(Millions)	March 31,
Marketable securities — auction rate securities only	2014	2013
Beginning balance	$11	$7
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	1	—
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	12	7

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s 2013 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2014 and 2013.

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

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities due July 2014	$1,413	$1,425	$1,424	$1,447
Long-term debt, excluding current portion	4,401	4,633	4,326	4,463

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at March 31, 2014 and December 31, 2013 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 10.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has recorded accruals and the related insurance receivables:

Liability and Receivable Balances		December 31,
(Millions)	March 31, 2014	2013
Respirator mask/asbestos liabilities	$148	$152
Respirator mask/asbestos insurance receivables	53	58

Environmental remediation liabilities	$30	$27
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$46	$48
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2014, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,270 individual claimants, compared to approximately 2,200 individual claimants with actions pending at December 31, 2013.

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

The Company’s current volume of new and pending matters is substantially lower than its historical experience over a decade ago. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the Court at the close of plaintiff’s evidence, based on the Court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. While the case has been inactive since the fourth quarter of 2007, the court held a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. A hearing on that motion has not yet been scheduled. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s on-going review of its accruals and the greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first quarter of 2014 for respirator mask/asbestos liabilities by $7 million. In the first quarter of 2014, the Company made payments for fees and settlements of $10 million related to the respirator mask/asbestos litigation. As of March 31, 2014, the Company had accruals for respirator mask/asbestos liabilities of $124 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2014, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $53 million. The Company estimates insurance receivables based on an analysis of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, in the District Court in Ramsey County, Minnesota, sought declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint were dismissed because of settlements they had reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. The Company and those insurers have been in the process of preparing formal settlement agreements. After all of the settlement agreements have been executed, the Court will issue dismissal orders at which time this matter will be concluded. During the first quarter of 2014, the Company received payments of $5 million from settlements with insurers.

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

As of March 31, 2014, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2014, the Company, through its Aearo subsidiary, has recorded $24 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds such as perfluorooctanoate (“PFOA”) and perfluorooctane sulfonate (“PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on occasion identified the presence of precursor chemicals in materials purchased from suppliers that may ultimately degrade to PFOA, PFOS, or similar compounds. Upon such identification, the Company works to find alternatives for such chemicals.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both chemicals has expanded, the EPA has developed draft human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. Following peer review, the EPA stated it will revise its health effects documents and use them to establish lifetime health advisories for PFOS and PFOA in drinking water. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. Once finalized, the EPA stated that the lifetime health advisories are expected to supersede the provisional health advisories for PFOA and PFOS in drinking water issued by the EPA in 2009 — currently at 0.4 micrograms per liter for PFOA and 0.2 micrograms per liter for PFOS. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFC-containing waste associated with manufacturing operations at the Decatur, Alabama, Cottage Grove, Minnesota, and Cordova, Illinois plants.

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

In February 2014, the Company submitted its most recent environmental assessment report to the Illinois Environmental Protection Agency summarizing the levels of PFCs in the soil, groundwater and surface water at or near its manufacturing facility in Cordova, Illinois. The Company will continue to monitor PFCs at the site and is engaged in discussions with the Illinois EPA concerning next steps for the site.

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

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington).  In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order.  In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2014, the Company had recorded liabilities of $30 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2014, the Company had recorded liabilities of $46 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of March 31, 2014, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M, and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County, and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing was held in July 2013, and the California Court denied approval of the settlement. The plaintiffs filed a motion for reconsideration of the denial of approval of the settlement, which motion was denied by the California court. The plaintiffs then filed a motion for leave to amend their complaint, which motion was denied without prejudice in January 2014. By stipulation in February 2014, plaintiffs agreed to voluntarily dismiss claims against 3M and Cyborg Acquisition Corporation without prejudice. In March 2014, the Court entered its Order dismissing 3M and Cyborg Acquisition Corporation from the action without prejudice.

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constitutes a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages is in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages. Accordingly, the Court stated it would enter judgment against 3M in the amount of $26 million. 3M intends to appeal the judgment to the U.S. Court of Appeals for the Federal Circuit.

For commercial litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the TransWeb matter, where the Company’s range of potential exposure, if any, could approach $26 million.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert is expected to submit his report to the commercial court in the second quarter of 2014. Thereafter, the commercial court may take from six months to one year to render its decision.

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

NOTE 11. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s 2013 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 28,973,064 as of March 31, 2014.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 33 percent of the 2014 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled Restricted Stock Units and Stock Appreciation Rights in certain countries. These grants do not result in the issuance of Common Stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2014 and 2013.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2014	2013
Cost of sales	$22	$12
Selling, general and administrative expenses	77	77
Research, development and related expenses	23	14

Stock-based compensation expenses	$122	$103

Income tax benefits	$(40)	$(32)

Stock-based compensation expenses, net of tax	$82	$71

The following table summarizes stock option activity during the three months ended March 31, 2014:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	43,938,778	$83.84
Granted:
Annual	5,736,183	126.77
Exercised	(2,758,156)	83.04
Canceled	(59,359)	108.64
March 31	46,857,446	$89.11	67	$2,181
Options exercisable
March 31	34,939,677	$81.51	53	$1,892

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2014, there was $106 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total intrinsic values of stock options exercised were $143 million and $215 million during the three months ended March 31, 2014 and 2013, respectively. Cash received from options exercised was $229 million and $702 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $52 million and $80 million for the three months ended March 31, 2014 and 2013, respectively.

For the primary 2014 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2014
Exercise price	$126.72
Risk-free interest rate	1.9%
Dividend yield	2.6%
Expected volatility	20.8%
Expected life (months)	75
Black-Scholes fair value	$19.63

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2014 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2014:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	3,105,361	$92.31
Granted:
Annual	798,615	126.79
Other	1,193	132.51
Vested	(1,051,124)	90.60
Forfeited	(14,949)	99.98
As of March 31	2,839,096	$102.62

As of March 31, 2014, there was $128 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock units and restricted stock that vested during the three months ended March 31, 2014 and 2013 was $138 million and $105 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $52 million and $39 million for the three months ended March 31, 2014 and 2013, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The performance criteria for these performance shares (Organic Sales Growth, Return on Invested Capital and sales from new products) were selected because the Company believes that they are important drivers of long-term shareholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The first performance shares, which were granted in 2008, were distributed in 2011. Performance shares do not accrue dividends during  the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period.

The following table summarizes performance share activity during the three months ended March 31, 2014:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	895,635	$88.12
Granted	263,674	122.85
Distributed	(277,357)	84.74
Performance change	(36,160)	100.19
Forfeited	(4,142)	90.80
As of March 31	841,650	$99.58

As of March 31, 2014, there was $40 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. During the three months ended March 31, 2014 and March 31, 2013, the total fair value of performance shares that were distributed were $35 million and $52 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the three months ended March 31, 2014 and March 31, 2013 were $11 million and $16 million, respectively.

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

Effective in the first quarter of 2014, 3M transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers.

The product move between business segments was as follows:

•                  The movement of the Fire Protection product line from the Building and Commercial Services Division (Safety and Graphics business segment) to the Industrial Adhesives and Tapes Division (Industrial business segment). This product move resulted in an increase in net sales for total year 2013 of $73 million in the Industrial business segment offset by a corresponding decrease in the Safety and Graphics business segment.

In addition, other changes within business segments were as follows:

•                  The combination of certain existing divisions/departments into new divisions. Within the Electronics and Energy business segment, the new divisions include the Electrical Markets Division (which now includes the former Infrastructure Protection Division), and the Electronic Solutions Division (which now includes the former 3M Touch Systems, Inc.). Within the Safety and Graphics business segment, the new Commercial Solutions Division was created from the combination of the former Architectural Markets Department, the former Building and Commercial Services Division and the former Commercial Graphics Division. None of these combinations crossed business segments.

•                  The renaming of the former Aerospace and Aircraft Maintenance Division within the Industrial business segment to the Aerospace and Commercial Transportation Division.

•                  The movement of certain product lines between various divisions within the same business segment.

The financial information presented herein reflects the impact of the preceding product move between business segments for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2014	2013
Net Sales
Industrial	$2,776	$2,693
Safety and Graphics	1,423	1,399
Electronics and Energy	1,311	1,277
Health Care	1,374	1,311
Consumer	1,079	1,081
Corporate and Unallocated	3	2
Elimination of Dual Credit	(135)	(129)
Total Company	$7,831	$7,634

Operating Income
Industrial	$618	$579
Safety and Graphics	318	332
Electronics and Energy	227	196
Health Care	427	404
Consumer	228	237
Corporate and Unallocated	(72)	(74)
Elimination of Dual Credit	(30)	(28)
Total Company	$1,716	$1,646

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 1, 2014

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

As described in Note 12, effective in the first quarter of 2014, 3M transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. The Company has begun to report comparative results under the new business segment structure with the filing of this quarterly report on Form 10-Q. Segment information presented herein reflects the impact of these changes for all periods presented. In the second quarter of 2014, the Company plans to revise its business segment disclosures in its 2013 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these realignments.

Net income attributable to 3M was $1.207 billion, or $1.79 per diluted share, in the first quarter of 2014, compared to $1.129 billion, or $1.61 per diluted share, in the first quarter of 2013. First-quarter 2014 sales increased 2.6 percent to $7.8 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 6.2 percent in Health Care, 4.9 percent in Industrial, 4.6 percent in Safety and Graphics, 4.1 in Electronics and Energy, and 2.6 percent in Consumer. For the Company in total, organic local-currency sales grew 4.6 percent, with higher organic volumes contributing 3.4 percent and selling price increases contributing 1.2 percent. Foreign currency translation reduced sales by 2.0 percent year-on-year, with Latin America/Canada sales reduced by 11.5 percent and Asia Pacific sales reduced by 3.6 percent, while EMEA sales benefited by 1.8 percent.

On a geographic basis, first-quarter 2014 organic local-currency sales growth was led by Asia Pacific at 6.9 percent. This growth was led by Japan, where demand was elevated leading up to the April consumption tax increase. China/Hong Kong organic local-currency sales grew 2 percent, or 8 percent excluding electronics. All five business segments within Asia Pacific generated positive organic local-currency growth, led by Health Care, and Safety and Graphics.

In Latin America/Canada, organic local-currency sales grew 6.8 percent. All five business segments contributed to sales growth, led by Health Care, and Electronics and Energy. Latin America/Canada growth was led by Brazil and Mexico, 3M’s two largest Latin American subsidiaries in terms of sales. Sales and operating income were down substantially in Venezuela during the first quarter of 2014. 3M continues to manage its exposures carefully and has been actively managing to a neutral net Bolivar denominated monetary asset exposure in Venezuela.

In EMEA, organic local-currency sales increased 3.7 percent, continuing the positive trends 3M has seen over the past few quarters. West Europe grew 3 percent, with strong performance in the Nordic and Iberia regions. Middle East/Africa also posted strong organic growth in the first quarter. Sales growth in EMEA was led by Industrial, and Safety and Graphics.

In the United States, organic local-currency sales growth was 2.6 percent, modestly slower than the growth 3M saw in the second half of 2013. Harsh winter weather conditions negatively impacted certain channels that 3M serves in the U.S., particularly in road construction, retail and industrial distribution. Health Care posted the strongest U.S. growth among the five business segments.

Operating income increased 4.2 percent in the first quarter and operating margins were 21.9 percent, an increase of 0.3 percentage points year-on-year. These results benefited from the combination of selling price increases and raw material cost decreases, lower pension and postretirement benefit costs, plus leverage from organic volume growth. These benefits were partially offset by the impact of strategic investments and foreign exchange impacts. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 27.4 percent in the first quarter, down 1.7 percentage points versus last year’s first quarter. This lower rate increased earnings per diluted share by approximately 4 cents. Weighted-average diluted shares outstanding in the first quarter of 2014 declined 3.9 percent year-on-year to 674.5 million, which increased earnings per diluted share by approximately 7 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 4 cents.

The following table contains sales and operating income results by business segment for the three months ended March 31, 2014 and 2013. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 12 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2014		2013		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,776	$618	$2,693	$579	3.1%	6.7%
Safety and Graphics	1,423	318	1,399	332	1.7	(4.2)
Electronics and Energy	1,311	227	1,277	196	2.7	16.1
Health Care	1,374	427	1,311	404	4.8	5.6
Consumer	1,079	228	1,081	237	(0.2)	(3.5)
Corporate and Unallocated	3	(72)	2	(74)
Elimination of Dual Credit	(135)	(30)	(129)	(28)
Total Company	$7,831	$1,716	$7,634	$1,646	2.6%	4.2%

Sales in the first quarter of 2014 increased 2.6 percent, led by Health Care at 4.8 percent, Industrial at 3.1 percent, Electronics and Energy at 2.7 percent, and Safety and Graphics at 1.7 percent. Sales declined 0.2 percent in Consumer. Total company organic local-currency sales increased 4.6 percent, and foreign currency translation impacts reduced sales by 2.0 percent. Four of 3M’s five business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the first quarter of 2014 were 21.9 percent, compared to 21.6 percent for the first quarter of 2013.

3M generated $1.092 billion of operating cash flows in the first three months of 2014, an increase of $98 million when compared to the first three months of 2013. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This new program has no pre-established end date. In the first quarter of 2014, the Company purchased $1.708 billion of stock, of which a portion was under the previous authorization, compared to $805 million of stock purchases in the first quarter of 2013. As of March 31, 2014, approximately $10.6 billion remained available under the February 2014 authorization. The Company expects to purchase $4 billion to $5 billion of stock in 2014. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 34.6 percent. This marked the 56th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 27 percent at March 31, 2014 and 25 percent at December 31, 2013. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $100 million to $200 million of cash to its global pension and postretirement plans in 2014. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. 3M expects defined benefit pension and postretirement expense in 2014 to decrease by approximately $160 million pre-tax when compared to 2013. The change in both defined benefit and defined contribution plan expenses would increase earnings in 2014 by approximately 15 cents per diluted share when compared to 2013. Refer to Note 7 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans. In addition, 3M currently expects that its effective tax rate for 2014 will be approximately 28.0 to 29.0 percent, compared to 28.1 percent for 2013.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2014 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,771	$2,360	$1,862	$840	$(2)	$7,831
% of worldwide sales	35.4%	30.1%	23.8%	10.7%	—	100.0%
Components of net sales change:
Volume — organic	2.2%	6.4%	2.9%	0.4%	—	3.4%
Price	0.4	0.5	0.8	6.4	—	1.2
Organic local-currency sales	2.6	6.9	3.7	6.8	—	4.6
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(3.6)	1.8	(11.5)	—	(2.0)
Total sales change	2.5%	3.3%	5.5%	(4.7)%	—	2.6%

Sales in the first quarter of 2014 increased 2.6 percent when compared to the first quarter of 2013. Organic local-currency sales grew 4.6 percent, with increases of 6.9 percent in Asia Pacific, 6.8 percent in Latin America/Canada, 3.7 percent in Europe, Middle East and Africa, and 2.6 percent in the United States. Organic local-currency sales growth was nearly 5 percent across all developing markets, and was 4.5 percent in developed markets. Currency impacts reduced first quarter 2014 worldwide sales growth by 2.0 percent.

Worldwide selling prices rose 1.2 percent in the first quarter of 2014. 3M continues to experience positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2014	2013	Change
Cost of sales	51.5%	52.0%	(0.5)%
Selling, general and administrative expenses	20.8	20.8	—
Research, development and related expenses	5.8	5.6	0.2
Operating income	21.9%	21.6%	0.3%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2014 to decrease by approximately $160 million pre-tax when compared to 2013, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2013 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations) for background concerning this reduction. The year-on-year decrease in defined benefit pension and postretirement expense for the first quarter was $40 million.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.5 percent in the first quarter of 2014 compared to 52.0 percent in the first quarter of 2013. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices rose 1.2 percent and raw material cost deflation was approximately 2 percent favorable year-on-year. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), along with organic volume leverage, decreased cost of sales as a percent of sales.

Selling, General and Administrative Expenses:

SG&A increased 2.7 percent in the first quarter of 2014 when compared to the first quarter of 2013. First quarter 2014 SG&A included strategic investments in business transformation and 3M’s global enterprise resource planning (ERP) implementation, which were partially offset by lower pension and postretirement expense. SG&A, measured as a percent of sales, was 20.8 percent of sales for both the first quarter of 2014 and 2013.

Research, Development and Related Expenses:

R&D expense increased approximately 5 percent in the first quarter of 2014 when compared to the same period last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation. These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, increased to 5.8 percent of sales in the first three months of 2014, compared to 5.6 percent of sales in the first three months of 2013.

Operating Income:

Operating income margins were 21.9 percent in the first quarter of 2014 compared to 21.6 in the first quarter of 2013, an increase of 0.3 percentage points. These results included a 1.1 percentage point benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.3 percentage points. Items that reduced operating income margins included a 0.9 percentage point impact from strategic investments. Strategic investments included incremental programs around disruptive R&D, ERP, restructuring actions, and the establishment of a new manufacturing, supply chain, and distribution Center of Expertise in Europe, all of which are expected to strengthen 3M for the future. Other factors, primarily foreign exchange impacts, reduced operating income margins by 0.7 percentage points.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2014	2013
Interest expense	$37	$39
Interest income	(9)	(10)
Total	$28	$29

Interest expense was lower in the first quarter of 2014 compared to the same period last year, primarily due to lower financing costs on recent debt issuances versus maturing debt. Interest income decreased when comparing the first quarter of 2014 to the same period last year due to a lower average cash balance.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2014	2013
Effective tax rate	27.4%	29.1%

The effective tax rate for the first quarter of 2014 was 27.4 percent, compared to 29.1 percent in the first quarter of 2013, a decrease of 1.7 percentage points. Factors which decreased the Company’s effective tax rate on a combined basis by 3.4 percentage points year-on-year included the restoration of tax basis on certain assets for which depreciation deductions were previously limited, adjustments to 3M’s income tax reserves for the first quarter of 2014 when compared to the same period in 2013, international taxes as a result of changes to the geographic mix of income before taxes, and other items. This benefit was partially offset by factors that increased the effective tax rate by 1.7 percentage points, which largely related to the lapse of the research and development credit. Refer to Note 5 for further discussion of income taxes.

During 2014, the Company will be establishing a new manufacturing, supply chain, and distribution center of expertise in Europe. As a result of this establishment, the Company may incur jurisdictional tax charges related to the transfer of certain functions to the center of expertise.

The company currently expects that its effective tax rate for total year 2014 will be approximately 28.0 to 29.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2014	2013
Net income attributable to noncontrolling interest	$18	$18

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are primarily related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of March 31, 2014, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $29 million for the three months ended March 31, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $3 million for three months ended March 31, 2014.

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

Corporate and Unallocated operating income decreased by $2 million in the first quarter of 2014 when compared to the same period last year. 3M’s pension and postretirement benefit expenses declined $40 million when comparing first-quarter 2014 to first-quarter 2013, with $29 million of this reduction allocated to Corporate and Unallocated. This $29 million benefit was largely offset by investments in business transformation (discussed further below) and other items.

Operating Business Segments:

For 3M in total, investments in 3M’s business transformation and global ERP implementation increased in the first quarter of 2014 when compared to the first quarter of 2013. In addition, as the projects have moved from the development stage into deployment, more costs are being borne by the five operating business segments rather than Corporate and Unallocated. This change resulted in a 0.30 percentage point year-on-year reduction in operating income margins for each of the five business segments.

Information related to 3M’s business segments for the first quarter of both 2014 and 2013 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended
	March 31,
	2014	2013
Sales (millions)	$2,776	$2,693
Sales change analysis:
Organic local currency	4.9%	3.0%
Acquisitions	—	3.5
Translation	(1.8)	(1.9)
Total sales change	3.1%	4.6%

Operating income (millions)	$618	$579
Percent change	6.7%	(2.3)%
Percent of sales	22.3%	21.5%

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

Sales in Industrial totaled $2.8 billion, up 3.1 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was led by 3M Purification Inc. Organic local-currency sales growth was also strong in automotive OEM, where sales grew at more than twice the rate of global auto production. 3M also posted growth in advanced materials, abrasive systems, and aerospace and commercial transportation. Organic local-currency sales declined in personal care.

Geographically, organic local-currency sales increased 6 percent in both EMEA and Latin America/Canada, 5 percent in Asia Pacific, and 3 percent in the United States.

Operating income was $618 million in the first quarter of 2014, an increase of 6.7 percent. Operating income margins increased by 0.8 percentage points to 22.3 percent. Operating income margins improved due to sales volume leverage, the combination of selling price increases and raw material cost decreases, and good productivity, partially offset by restructuring expenses. 3M also improved operating income margins year-on-year in Ceradyne, Inc., a business 3M acquired in late 2012.

Safety and Graphics Business:

	Three months ended
	March 31,
	2014	2013
Sales (millions)	$1,423	$1,399
Sales change analysis:
Organic local currency	4.6%	2.1%
Acquisitions	—	2.2
Divestitures	—	(0.1)
Translation	(2.9)	(2.2)
Total sales change	1.7%	2.0%

Operating income (millions)	$318	$332
Percent change	(4.2)%	(0.1)%
Percent of sales	22.3%	23.7%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural surface and lighting solutions, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

Sales in Safety and Graphics totaled $1.4 billion, up 1.7 percent in U.S. dollars. Organic local-currency sales increased 4.6 percent, and foreign currency translation reduced sales by 2.9 percent. On an organic local-currency basis, sales grew in personal safety, roofing granules, and commercial solutions. Sales in traffic safety and security business declined year-on-year, impacted by a slow start to the road construction season.

Organic local-currency sales increased 9 percent in Asia Pacific, 5 percent in both EMEA and Latin America/Canada, and 2 percent in the United States.

Operating income in the first quarter of 2014 totaled $318 million, down 4.2 percent. Operating income margins were 22.3 percent of sales, compared to 23.7 percent in the first quarter of 2013. Operating income margins were impacted by investments in business transformation and ERP, restructuring, and negative foreign currency effects.

Electronics and Energy Business:

	Three months ended
	March 31,
	2014	2013
Sales (millions)	$1,311	$1,277
Sales change analysis:
Organic local currency	4.1%	(2.2)%
Translation	(1.4)	(1.1)
Total sales change	2.7%	(3.3)%

Operating income (millions)	$227	$196
Percent change	16.1%	(16.3)%
Percent of sales	17.3%	15.3%

The Electronics and Energy segment serves customers in electronics and energy markets, including solutions for dependable, cost-effective, high-performance electronic devices; electrical products, including infrastructure protection; telecommunications networks; and power generation and distribution. This segment’s electronics solutions include optical film solutions for the electronic display industry; packaging and interconnection devices; high performance fluids and abrasives; high-temperature and display tapes; 3M™ Flexible Circuits, which use electronic packaging and interconnection technology; and touch systems products, which include touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; infrastructure products that provide both protection and detection solutions; a wide array of fiber-optic and copper-based telecommunications systems; and renewable energy component solutions for the solar and wind power industries.

Electronics and Energy sales totaled $1.3 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent, and foreign currency translation reduced sales by 1.4 percent.

Organic local-currency sales increased approximately 5 percent in 3M’s electronics-related businesses, with strong growth in optical systems partially offset by declines in the electronics markets materials and the electronic solutions businesses. In 3M’s energy-related businesses, organic local-currency sales increased approximately 2 percent, led by renewable energy and telecommunications.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada and 7 percent in Asia Pacific. Organic local-currency sales declined 4 percent in the United States and 1 percent in EMEA.

Operating income increased 16.1 percent to $227 million in the first quarter of 2014. Operating income margins were 17.3 percent, compared to 15.3 percent in the first quarter of 2013, helped by sales volume leverage and improving productivity.

Health Care Business:

	Three months ended
	March 31,
	2014	2013
Sales (millions)	$1,374	$1,311
Sales change analysis:
Organic local currency	6.2%	4.0%
Acquisitions	—	0.4
Translation	(1.4)	(1.6)
Total sales change	4.8%	2.8%

Operating income (millions)	$427	$404
Percent change	5.6%	0.8%
Percent of sales	31.1%	30.8%

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

Health Care sales totaled $1.4 billion, an increase of 4.8 percent in U.S. dollars. Organic local-currency sales increased 6.2 percent, and foreign currency translation reduced sales by 1.4 percent. Organic local-currency sales grew in all businesses, with the strongest growth in drug delivery systems, health information systems, food safety, critical and chronic care, and infection prevention.

On a geographic basis, organic local-currency sales increased 12 percent in Latin America/Canada, 10 percent in Asia Pacific, 7 percent in the United States, and 2 percent in EMEA. Health Care organic local-currency sales grew 10 percent in developing markets.

Operating income increased 5.6 percent to $427 million. Operating income margins were 31.1 percent in the first quarter of 2014, compared to 30.8 percent in the first quarter of 2013, helped by sales volume leverage.

In April 2014, 3M completed its purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

Consumer Business:

	Three months ended
	March 31,
	2014	2013
Sales (millions)	$1,079	$1,081
Sales change analysis:
Organic local currency	2.6%	3.7%
Divestitures	(0.3)	—
Translation	(2.5)	(1.7)
Total sales change	(0.2)%	2.0%

Operating income (millions)	$228	$237
Percent change	(3.5)%	0.1%
Percent of sales	21.2%	21.9%

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

Sales in Consumer totaled $1.1 billion, down 0.2 percent in U.S. dollars. Organic local-currency sales increased 2.6 percent, divestitures reduced sales by 0.3 percent, and foreign currency translation reduced sales by 2.5 percent. On an organic local-currency basis, sales growth was led by construction and home improvement, consumer health care, and home care. Stationery and office supplies declined year-on-year, as foot traffic in the U.S. office retail channel was soft during the first quarter, due in part to harsh winter weather conditions along with continued store consolidations.

On a geographic basis, organic local-currency sales increased 6 percent in Asia Pacific, 5 percent in Latin America/Canada, and approximately 1 percent in both EMEA and the U.S. Organic local-currency growth was 7 percent in developing markets.

Consumer operating income was $228 million, down 3.5 percent from the first quarter last year. Operating income margins were 21.2 percent, compared to 21.9 percent in the same period last year, impacted by softness in stationery and office supplies.

FINANCIAL CONDITION AND LIQUIDITY

3M continues to manage towards a more optimized capital structure, financed with additional low-cost debt. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enables 3M to implement this strategy while continuing to invest in its businesses. Organic growth remains the first priority, thus 3M will continue to invest in research and development, capital expenditures, and commercialization capability. In 2013, as a first step towards increasing capital deployment, 3M drew down its U.S. cash position to a minimum level and also reactivated its $3 billion commercial paper program. In the first quarter of 2014, net debt increased by $1.2 billion at March 31, 2014 when compared to December 31, 2013, with this change primarily driven by lower cash balances and commercial paper issuances. 3M will implement changes to its capital structure over time. For 2014 in particular, 3M expects added leverage of $2 billion to $4 billion when compared to December 31, 2013.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M resumed commercial paper funding in July 2013 for the first time since late 2008. 3M expects to maintain a consistent presence in the market and believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. As of March 31, 2014, 3M’s outstanding commercial paper balance was $452 million compared to zero at December 31, 2013.

The Company has significant liquidity and generates ongoing cash flow, which have been used, in part, to repurchase shares and to pay dividends on 3M common stock. In addition, 3M’s liquidity and cash flow enable it to meet currently anticipated growth plans, including funds for research and development, capital expenditures, working capital investments and acquisitions.

	March 31,	December 31,
(Millions)	2014	2013

Total Debt	$6,577	$6,009
Less: Cash and cash equivalents and marketable securities	4,174	4,790
Net Debt	$2,403	$1,219

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

At March 31, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.0 billion and $150 million, respectively. The United States balance and 61 percent of cash and securities held by the Company’s foreign subsidiaries were invested in U.S. denominated cash or cash equivalents or U.S. denominated investments in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other investment-grade fixed income securities, which aggregated to $2.6 billion at March 31, 2014. At December 31, 2013, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.3 billion and $0.5 billion, respectively. The Company’s total balance of cash, cash equivalents and marketable securities was $0.6 billion lower at March 31, 2014 when compared to December 31, 2013. 3M is able to manage the business with lower cash levels, particularly in the U.S., due to significant ongoing cash flow generation and proven access to capital markets funding throughout business cycles.

3M’s net debt at March 31, 2014 was $2.4 billion, up from $1.2 billion at December 31, 2013. 3M is planning for added leverage of $2 billion to $4 billion in 2014 as it continues to improve the efficiency of its capital structure. At March 31, 2014, 3M had $4.2 billion of cash, cash equivalents, and marketable securities and $6.6 billion of debt. Debt included $4.4 billion of long-term debt and $2.2 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes a Eurobond due in July 2014 totaling 1.025 billion Euros ($1.4 billion carrying value at March 31, 2014). Other borrowings include $452 million in commercial paper. In August 2013, 3M repaid $850 million (principal amount) of medium-term notes. In November 2013, 3M issued an eight-year Eurobond for an amount of 600 million Euros (approximately $815 million carrying value at December 31, 2013). The strength of 3M’s capital structure and consistency of its cash flows provide 3M reliable access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio.

The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at March 31, 2014. In August 2013, 3M entered into a $150 million, one-year committed letter of credit facility with HSBC Bank USA, which replaced the one-year $150 million committed credit facility that was entered into in August 2012. As of March 31, 2014, 3M letters of credit issued under this $150 million committed facility totaled $125 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement with JP Morgan Chase Bank, which was fully drawn as of December 31, 2012, with 36 million British Pounds paid down in the first quarter of 2014, leaving a remaining balance due of 30 million British Pounds as of March 31, 2014. Apart from the committed facilities, an additional $48 million in stand-alone letters of credit was also issued and outstanding at March 31, 2014. These lines of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2014, this ratio was approximately 57 to 1. Debt covenants do not restrict the payment of dividends.

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

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. 3M paid dividends of $566 million in the first quarter of 2014, and has a long history of dividend increases. In December 2013, 3M’s Board of Directors declared a dividend of 85.5 cents per share for the first-quarter of 2014, an increase of 34.6 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases for 3M. In February 2014, 3M’s Board of Directors also authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. As of March 31, 2014, approximately $10.6 billion remained available under the February 2014 repurchase authorization.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.312 billion at March 31, 2014, compared with $5.235 billion at December 31, 2013, an increase of $77 million. Current asset balance changes increased working capital by $29 million, with increases in accounts receivable and other items largely offset by a decrease in cash and cash equivalents. Current liability balance changes increased working capital by

$48 million as short-term debt increases were largely offset by decreases in other current liabilities and accrued payroll. The other current liability decrease largely related to the dividend declared in December 2013 that was not paid until March 2014 (discussed in Note 4). The reduction in accrued payroll was driven by annual incentive plan payments.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.7 at March 31, 2014 compared to 4.8 at December 31, 2013. Receivables increased $345 million, or 8.1 percent, compared with December 31, 2013, with higher March 2014 sales compared to December 2013 sales contributing to this increases. Currency translation impacts decreased accounts receivable by $2 million. Inventories increased $108 million, or 2.8 percent, compared with December 31, 2013, with the increases primarily attributable to an increase in demand in the first-quarter of 2014, partially offset by currency translation, which decreased inventories by $23 million. Accounts payable increased $67 million compared with December 31, 2013, primarily related to changes in business activity, which were partially offset by a $6 million decrease due to currency translation.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2014	2013

Net income including noncontrolling interest	$1,225	$1,147
Depreciation and amortization	350	336
Company pension contributions	(40)	(67)
Company postretirement contributions	(2)	(1)
Company pension expense	78	111
Company postretirement expense	20	27
Stock-based compensation expense	122	103
Income taxes (deferred and accrued income taxes)	52	160
Excess tax benefits from stock-based compensation	(51)	(34)
Accounts receivable	(347)	(447)
Inventories	(131)	(28)
Accounts payable	84	97
Product and other insurance receivables and claims	(25)	(8)
Other — net	(243)	(402)
Net cash provided by operating activities	$1,092	$994

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first quarter of 2014, cash flows provided by operating activities increased $98 million compared to the same period last year, driven by increases in net income including noncontrolling interest. The combination of accounts receivable, inventories and accounts payable increased working capital by $394 million in the first quarter of 2014, compared to increases of $378 million in the first quarter of 2013, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the three months ended March 31, 2014 and 2013.

	Three months ended
	March 31,
(Millions)	2014	2013

Net cash provided by operating activities	$1,092	$994
Purchases of property, plant and equipment (PP&E)	(293)	(324)
Free Cash Flow	$799	$670

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2014	2013

Purchases of property, plant and equipment (PP&E)	$(293)	$(324)
Proceeds from sale of PP&E and other assets	3	10
Purchases and proceeds from sale or maturities of marketable securities and investments, net	(2)	(96)
Other investing	5	5
Net cash used in investing activities	$(287)	$(405)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $293 million in the first three months of 2014, compared to $324 million in the first three months of 2013. The Company expects 2014 capital spending to be approximately $1.7 billion to $1.8 billion, as 3M continues to invest in its businesses. In 2013, 3M continued its expansion of manufacturing capacity in key markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure, including ongoing phased implementation of an ERP system on a worldwide basis over the next several years. In addition, 3M is sustaining existing facilities through general maintenance, cost reduction, and compliance efforts.

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

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.220 billion as of March 31, 2014. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2014	2013

Change in short-term debt — net	$466	$(13)
Repayment of debt (maturities greater than 90 days)	(64)	(5)
Proceeds from debt (maturities greater than 90 days)	172	9
Total cash change in debt	$574	$(9)
Purchases of treasury stock	(1,708)	(805)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	267	738
Dividends paid to stockholders	(566)	(440)
Excess tax benefits from stock-based compensation	51	34
Other — net	(17)	(4)
Net cash used in financing activities	$(1,399)	$(486)

Total debt at March 31, 2014 was $6.6 billion, up from $6.0 billion at year-end 2013. Total debt was 27 percent of total capital (total capital is defined as debt plus equity) at March 31, 2014, compared to 25 percent of total capital at year-end 2013. Changes in short-term debt for the three months ended March 31, 2014 primarily related to commercial paper activity and bank borrowings by international subsidiaries. Repayment of debt for the three months ended March 31, 2014 primarily includes repayment of 36 million British Pound related to the three-year 66 million British Pound committed credit facility agreement entered into in December 2012. Proceeds from debt for the three months ended March 31, 2014 related to bank borrowings by international subsidiaries and parent company debt.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. In the first quarter of 2014, the Company purchased $1.708 billion of stock, compared to $805 million in the first quarter of 2013. The Company expects full-year 2014 gross share repurchases will be in the range of $4.0 billion to $5.0 billion. 3M’s significant share purchases are enabled by its continued business growth and consistently strong cash flow, the well-funded status of its pension plans, and the strength of the Company’s capital structure. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $566 million ($0.855 per share) in the first quarter of 2014, compared to $440 million ($0.635 per share) in the first quarter of 2013. 3M has paid dividends each year since 1916. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 34.6 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Pat II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2013 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2014. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 10, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2014	2,207,830	$134.18	2,148,754	$2,229
February 1-28, 2014	5,412,507	$130.69	5,058,426	$11,338
March 1-31, 2014	5,793,254	$132.90	5,786,921	$10,569
Total January 1-March 31, 2014	13,413,591	$132.22	12,994,101	$10,569

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

(10)	Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2012) is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Stockholders.
(10.2)	Amendment of the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2013.
(10.3)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 1, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2014 and 2013 (iii) the Consolidated Balance Sheet at March 31, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 1, 2014

By	/s/ David W. Meline
David W. Meline,
Senior Vice President and Chief Financial Officer
(Mr. Meline is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)