Form 10-Q
period 2014-06-30
3M CO
filed 2014-07-31
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, $0.01 par value per share	647,969,147 shares

This document (excluding exhibits) contains 79 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 76.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2014

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Net sales	$8,134	$7,752	$15,965	$15,386
Operating expenses
Cost of sales	4,184	4,013	8,215	7,982
Selling, general and administrative expenses	1,646	1,610	3,278	3,199
Research, development and related expenses	448	427	900	857
Total operating expenses	6,278	6,050	12,393	12,038
Operating income	1,856	1,702	3,572	3,348

Interest expense and income
Interest expense	45	41	82	80
Interest income	(9)	(10)	(18)	(20)
Total interest expense — net	36	31	64	60

Income before income taxes	1,820	1,671	3,508	3,288
Provision for income taxes	537	458	1,000	928
Net income including noncontrolling interest	$1,283	$1,213	$2,508	$2,360

Less: Net income attributable to noncontrolling interest	16	16	34	34

Net income attributable to 3M	$1,267	$1,197	$2,474	$2,326

Weighted average 3M common shares outstanding — basic	652.0	688.2	656.7	689.6
Earnings per share attributable to 3M common shareholders — basic	$1.94	$1.74	$3.77	$3.37

Weighted average 3M common shares outstanding — diluted	664.6	699.1	669.6	700.6
Earnings per share attributable to 3M common shareholders — diluted	$1.91	$1.71	$3.70	$3.32

Cash dividends paid per 3M common share	$0.855	$0.635	$1.71	$1.27

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Net income including noncontrolling interest	$1,283	$1,213	$2,508	$2,360
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	127	(279)	147	(677)
Defined benefit pension and postretirement plans adjustment	60	91	121	176
Debt and equity securities, unrealized gain (loss)	1	(4)	2	(4)
Cash flow hedging instruments, unrealized gain (loss)	(9)	8	(7)	32
Total other comprehensive income (loss), net of tax	179	(184)	263	(473)
Comprehensive income (loss) including noncontrolling interest	1,462	1,029	2,771	1,887
Comprehensive (income) loss attributable to noncontrolling interest	(20)	3	(50)	23
Comprehensive income (loss) attributable to 3M	$1,442	$1,032	$2,721	$1,910

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2014	2013
Assets
Current assets
Cash and cash equivalents	$2,125	$2,581
Marketable securities — current	884	756
Accounts receivable — net	4,759	4,253
Inventories
Finished goods	1,898	1,790
Work in process	1,220	1,139
Raw materials and supplies	975	935
Total inventories	4,093	3,864
Other current assets	1,332	1,279
Total current assets	13,193	12,733

Marketable securities — non-current	1,204	1,453
Investments	113	122
Property, plant and equipment	23,447	23,068
Less: Accumulated depreciation	(14,762)	(14,416)
Property, plant and equipment — net	8,685	8,652
Goodwill	7,422	7,345
Intangible assets — net	1,603	1,688
Prepaid pension benefits	672	577
Other assets	1,078	980
Total assets	$33,970	$33,550

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,650	$1,683
Accounts payable	1,844	1,799
Accrued payroll	656	708
Accrued income taxes	478	417
Other current liabilities	2,412	2,891
Total current liabilities	7,040	7,498

Long-term debt	5,323	4,326
Pension and postretirement benefits	1,829	1,794
Other liabilities	1,932	1,984
Total liabilities	$16,124	$15,602

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,641	4,375
Retained earnings	33,836	32,416
Treasury stock, at cost: 296,063,909 shares at June 30, 2014; 280,736,817 shares at December 31, 2013	(17,466)	(15,385)
Accumulated other comprehensive income (loss)	(3,666)	(3,913)
Total 3M Company shareholders’ equity	17,354	17,502
Noncontrolling interest	492	446
Total equity	$17,846	$17,948

Total liabilities and equity	$33,970	$33,550

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2014	2013
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,508	$2,360
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	708	671
Company pension and postretirement contributions	(77)	(171)
Company pension and postretirement expense	196	275
Stock-based compensation expense	174	150
Deferred income taxes	(36)	37
Excess tax benefits from stock-based compensation	(97)	(51)
Changes in assets and liabilities
Accounts receivable	(484)	(628)
Inventories	(242)	(167)
Accounts payable	57	199
Accrued income taxes (current and long-term)	16	166
Product and other insurance receivables and claims	13	19
Other — net	(4)	(187)
Net cash provided by operating activities	2,732	2,673

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(634)	(718)
Proceeds from sale of PP&E and other assets	38	18
Acquisitions, net of cash acquired	(94)	—
Purchases of marketable securities and investments	(849)	(3,000)
Proceeds from maturities and sale of marketable securities and investments	982	2,948
Proceeds from sale of businesses	—	8
Other investing	(22)	4
Net cash used in investing activities	(579)	(740)

Cash Flows from Financing Activities
Change in short-term debt — net	62	(12)
Repayment of debt (maturities greater than 90 days)	(119)	(12)
Proceeds from debt (maturities greater than 90 days)	1,078	11
Purchases of treasury stock	(3,134)	(1,995)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	585	1,103
Dividends paid to shareholders	(1,122)	(876)
Excess tax benefits from stock-based compensation	97	51
Other — net	(31)	3
Net cash used in financing activities	(2,584)	(1,727)

Effect of exchange rate changes on cash and cash equivalents	(25)	(147)

Net increase (decrease) in cash and cash equivalents	(456)	59
Cash and cash equivalents at beginning of year	2,581	2,883
Cash and cash equivalents at end of period	$2,125	$2,942

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

As described in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, effective in the first quarter of 2014, the Company transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers (refer to Note 13 herein). Segment information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 15, 2014.

Also, effective in the second quarter of 2014, within the Electronics and Energy business segment, 3M combined three existing divisions into two new divisions. A large portion of both the Electronics Markets Materials Division and the Electronic Solutions Division were combined to form the Electronics Materials Solutions Division, which focuses on semiconductor and electronics materials and assembly solutions. The Optical Systems Division, the remaining portion of the Electronic Solutions Division and a portion of the Electronics Markets Materials Division were combined to form the Display Materials and Systems Division, which focuses on delivering light, color and user interface solutions.

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

Since January 1, 2010, as discussed above, the financial statements of 3M’s Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent. For the periods presented, this remeasurement utilized the SITME rate through January 2013, the official CADIVI/CENCOEX rate beginning in February 2013, the SICAD1 rate beginning in March 2014, and the SICAD2 rate beginning in June 2014. 3M’s use of SICAD1 and subsequently SICAD2 was based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. Other factors notwithstanding, the elimination of the SITME rate and use of the CADIVI/CENCOEX exchange rate beginning in February 2013, use of the SICAD1 rate beginning in March 2014, and use of the SICAD2 rate beginning in June 2014 did not have a material impact on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of June 30, 2014, the Company had a balance of net monetary liabilities denominated in VEF of less than 115 million VEF and the SICAD1 and SICAD2 exchange rates were approximately 10 VEF and 50 VEF per U.S. dollar, respectively. Had 3M utilized the SICAD1 rate rather than the SICAD2 rate of exchange for remeasurement of such items as of June 30, 2014, the differential would not have had a material impact on 3M’s consolidated results of operations or financial condition.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.1 million average options for the three months ended June 30, 2014; 2.7 million average options for the six months ended June 30, 2014; 3.7 million average options for the three months ended June 30, 2013; and 3.9 million average options for the six months ended June 30, 2013). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income attributable to 3M	$1,267	$1,197	$2,474	$2,326

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	652.0	688.2	656.7	689.6

Dilution associated with the Company’s stock-based compensation plans	12.6	10.9	12.9	11.0

Denominator for weighted average 3M common shares outstanding — diluted	664.6	699.1	669.6	700.6

Earnings per share attributable to 3M common shareholders — basic	$1.94	$1.74	$3.77	$3.37
Earnings per share attributable to 3M common shareholders — diluted	$1.91	$1.71	$3.70	$3.32

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, this ASU is effective January 1, 2017. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

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

During the six months ended June 30, 2014, the purchase price paid for business combinations (net of cash acquired) was $94 million, which related to 3M’s acquisition of Treo Solutions LLC (discussed below).

In April 2014, 3M (Health Care Business) purchased all of the outstanding equity interests of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers. The allocation of purchase price related to this acquisition is considered preliminary, largely with respect to intangible assets, and tax-related assets and liabilities.

Purchased identifiable finite-lived intangible assets related to the acquisition which closed in the first six months ended of 2014 totaled $34 million and will be amortized on a straight-line basis over a weighted-average life of six years (lives ranging from three to 10 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K) for information on 3M’s 2011 through 2013 acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisition which closed during the first six months of 2014 totaled $65 million, none of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2013 and June 30, 2014, are as follows:

Goodwill

	December 31, 2013	Acquisition	Translation	June 30, 2014
(Millions)	Balance	activity	and other	Balance
Industrial	$2,166	$—	$10	$2,176
Safety and Graphics	1,740	—	(2)	1,738
Electronics and Energy	1,612	—	1	1,613
Health Care	1,596	65	1	1,662
Consumer	231	—	2	233
Total Company	$7,345	$65	$12	$7,422

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As discussed in Note 13, effective in the first quarter of 2014, the Company transferred a product line between divisions within different business segments and in both the first and second quarters of 2014 made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first and second quarters of 2014, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

For the six months ended June 30, 2014, gross intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount, with this impact partially offset by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2014, and December 31, 2013, follow:

	June 30,	December 31,
(Millions)	2014	2013
Customer related intangible assets	$1,409	$1,411
Patents	601	602
Other technology-based intangible assets	422	406
Definite-lived tradenames	410	411
Other amortizable intangible assets	225	217
Total gross carrying amount	$3,067	$3,047

Accumulated amortization — customer related	(563)	(514)
Accumulated amortization — patents	(474)	(458)
Accumulated amortization — other technology-based	(203)	(179)
Accumulated amortization — definite-lived tradenames	(187)	(178)
Accumulated amortization — other	(166)	(159)
Total accumulated amortization	$(1,593)	$(1,488)

Total finite-lived intangible assets — net	$1,474	$1,559

Non-amortizable intangible assets (primarily tradenames)	129	129
Total intangible assets — net	$1,603	$1,688

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2014 and 2013 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Amortization expense	$57	$60	$114	$120

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2014:

	Remainder
	of						After
(Millions)	2014	2015	2016	2017	2018	2019	2019
Amortization expense	$109	$206	$193	$177	$160	$148	$481

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at March 31, 2014	$17,924	$4,554	$33,312	$(16,577)	$(3,841)	$476

Net income	1,283		1,267			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	127				123	4
Defined benefit pension and post-retirement plans adjustment	60				60	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	(9)				(9)	—
Total other comprehensive income (loss), net of tax	179
Dividends declared	(556)		(556)
Purchase of subsidiary shares	(5)	(1)				(4)
Stock-based compensation, net of tax impacts	97	97
Reacquired stock	(1,382)			(1,382)
Issuances pursuant to stock option and benefit plans	306		(187)	493
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

Six months ended June 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	2,508		2,474			34
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	147				131	16
Defined benefit pension and post-retirement plans adjustment	121				121	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	(7)				(7)	—
Total other comprehensive income (loss), net of tax	263
Dividends declared	(555)		(555)
Purchase of subsidiary shares	(5)	(1)				(4)
Stock-based compensation, net of tax impacts	267	267
Reacquired stock	(3,155)			(3,155)
Issuances pursuant to stock option and benefit plans	575		(499)	1,074
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

Three months ended June 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at March 31, 2013	$18,528	$4,188	$31,073	$(12,178)	$(5,001)	$446

Net income	1,213		1,197			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(279)				(260)	(19)
Defined benefit pension and post-retirement plans adjustment	91				91	—
Debt and equity securities - unrealized gain (loss)	(4)				(4)	—
Cash flow hedging instruments - unrealized gain (loss)	8				8	—
Total other comprehensive income (loss), net of tax	(184)
Dividends declared	(436)		(436)
Stock-based compensation, net of tax impacts	64	64
Reacquired stock	(1,232)			(1,232)
Issuances pursuant to stock option and benefit plans	366		(118)	484
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

Six months ended June 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	2,360		2,326			34
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(677)				(620)	(57)
Defined benefit pension and post-retirement plans adjustment	176				176	—
Debt and equity securities - unrealized gain (loss)	(4)				(4)	—
Cash flow hedging instruments - unrealized gain (loss)	32				32	—
Total other comprehensive income (loss), net of tax	(473)
Dividends declared	(876)		(876)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	192	192
Reacquired stock	(2,039)			(2,039)
Issuances pursuant to stock option and benefit plans	1,107		(413)	1,520
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

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

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at March 31, 2014, net of tax	$(180)	$(3,654)	$(1)	$(6)	$(3,841)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	128	—	1	(21)	108
Amounts reclassified out	—	92	—	5	97
Total other comprehensive income (loss), before tax	128	92	1	(16)	205
Tax effect	(5)	(32)	—	7	(30)
Total other comprehensive income (loss), net of tax	123	60	1	(9)	175
Balance at June 30, 2014, net of tax	$(57)	$(3,594)	$—	$(15)	$(3,666)

Six months ended June 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	134	—	3	(12)	125
Amounts reclassified out	—	183	—	(1)	182
Total other comprehensive income (loss), before tax	134	183	3	(13)	307
Tax effect	(3)	(62)	(1)	6	(60)
Total other comprehensive income (loss), net of tax	131	121	2	(7)	247
Balance at June 30, 2014, net of tax	$(57)	$(3,594)	$—	$(15)	$(3,666)

Three months ended June 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at March 31, 2013, net of tax	$(130)	$(4,870)	$(2)	$1	$(5,001)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(260)	—	(6)	(79)	(345)
Amounts reclassified out	—	144	—	91	235
Total other comprehensive income (loss), before tax	(260)	144	(6)	12	(110)
Tax effect	—	(53)	2	(4)	(55)
Total other comprehensive income (loss), net of tax	(260)	91	(4)	8	(165)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)

Six months ended June 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(584)	—	(6)	(114)	(704)
Amounts reclassified out	—	287	—	164	451
Total other comprehensive income (loss), before tax	(584)	287	(6)	50	(253)
Tax effect	(36)	(111)	2	(18)	(163)
Total other comprehensive income (loss), net of tax	(620)	176	(4)	32	(416)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

The previously reported before-tax amounts of other comprehensive income before reclassifications and amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2013 relative to foreign currency forward contracts in the table above and below were impacted by the immaterial revisions discussed in Note 9.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other	Three months ended June 30,		Six months ended June 30,
Comprehensive Income Components	2014	2013	2014	2013	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$—	$1	See Note 8
Prior service benefit	15	20	30	40	See Note 8
Net actuarial loss	(107)	(164)	(213)	(328)	See Note 8
Total before tax	(92)	(144)	(183)	(287)
Tax effect	32	53	62	111	Provision for income taxes
Net of tax	$(60)	$(91)	$(121)	$(176)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$—	Selling, general and administrative expenses
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(6)	$(3)	$(2)	$(9)	Cost of sales
Foreign currency forward contracts	—	(89)	—	(155)	Interest expense
Commodity price swap contracts	1	1	3	—	Cost of sales
Total before tax	(5)	(91)	1	(164)
Tax effect	2	32	—	59	Provision for income taxes
Net of tax	$(3)	$(59)	$1	$(105)
Total reclassifications for the period, net of tax	$(63)	$(150)	$(120)	$(281)

Purchase and Sale of Subsidiary Shares

In April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was classified as other financing activity in the consolidated statement of cash flows.

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

In July 2014, 3M announced that it will acquire (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen (approximately $885 million at announcement date exchange rates). Upon completion of the transaction, 3M will own 100 percent of Sumitomo 3M Limited. The transaction is expected to close on September 1, 2014 and will be reflected as a financing activity in the consolidated statement of cash flows.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2013 and 2014. It is anticipated that the IRS will complete its examination of the Company for 2013 by the end of the first quarter of 2015 and for 2014 by the end of the first quarter of 2016. As of June 30, 2014, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2014 and December 31, 2013, respectively, are $202 million and $262 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $2 million of expense and $1 million of expense for the three months ended June 30, 2014 and June 30, 2013, respectively, and approximately $13 million in benefit and $5 million of expense for the six months ended June 30, 2014 and June 30, 2013, respectively. At June 30, 2014 and December 31, 2013, accrued interest and penalties in the consolidated balance sheet on a gross basis were $45 million and $62 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2014 was 29.5 percent, compared to 27.4 percent in the second quarter of 2013, an increase of 2.1 percentage points. Factors that increased the Company’s effective tax rate on a combined basis by 2.1 percentage points year-on-year included the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, international taxes as a result of changes to the geographic mix of income before taxes, lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, and other items.

The effective tax rate for the first six months of 2014 was 28.5 percent, compared to 28.2 percent in the first six months of 2013, an increase of 0.3 percentage points. Factors which increased the Company’s effective tax rate by 1.1 percentage points for the first six months of 2014 when compared to the same period for 2013 included the lapse of the U.S. research and development credit as of January 1, 2014, and international taxes as a result of changes to the geographic mix of income before taxes. This increase was partially offset by a 0.8 percentage point decrease as the result of adjustments to the Company’s reserves and the restoration of tax basis on certain assets for which depreciation was previously limited.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of June 30, 2014 and December 31, 2013, the Company had valuation allowances of $28 million and $23 million on its deferred tax assets, respectively.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2014	2013

U.S. government agency securities	$78	$103
Foreign government agency securities	70	30
Corporate debt securities	182	143
Commercial paper	—	60
Certificates of deposit/time deposits	38	20
U.S. municipal securities	—	2
Asset-backed securities:
Automobile loan related	297	287
Credit card related	137	52
Equipment lease related	63	30
Other	19	29
Asset-backed securities total	516	398

Current marketable securities	$884	$756

U.S. government agency securities	$70	$131
Foreign government agency securities	50	95
Corporate debt securities	614	638
Certificates of deposit/time deposits	10	20
U.S. treasury securities	49	49
Auction rate securities	12	11
Asset-backed securities:
Automobile loan related	240	298
Credit card related	85	128
Equipment lease related	25	37
Other	49	46
Asset-backed securities total	399	509

Non-current marketable securities	$1,204	$1,453

Total marketable securities	$2,088	$2,209

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At June 30, 2014, gross unrealized losses totaled approximately $1 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2013, gross unrealized losses totaled approximately $5 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2014 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2014

Due in one year or less	$329
Due after one year through five years	1,737
Due after five years through ten years	22
Due after ten years	—

Total marketable securities	$2,088

3M has a diversified marketable securities portfolio with a fair market value of $2.088 billion as of June 30, 2014. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $915 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At June 30, 2014, all asset-backed security investments were in compliance with this policy. Approximately 96.5 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $12 million at June 30, 2014 and $11 million at December 31, 2013. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $1 million (pre-tax) at June 30, 2014 and $2 million (pre-tax) at December 31, 2013. As of June 30, 2014, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. Included in this $9 billion are $2.25 billion of notes previously issued in 2011 and 2012 as part of Series F. In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 with a coupon rate of 1.625%. Upon debt issuance, the Company entered into an interest rate swap to convert $600 million of this amount to an interest rate based on a floating LIBOR index. In addition, in June 2014, 3M issued $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044 with a coupon rate of 3.875%. Both June 2014 debt issuances were from the medium-term notes program (Series F). In addition, subsequent to quarter-end, in July 2014, 3M repaid 1.025 billion Euros of maturing Eurobond notes funded primarily through the issuances of commercial paper.

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2014 and 2013 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Net periodic benefit cost (benefit)
Service cost	$60	$64	$35	$36	$17	$20
Interest cost	169	149	65	61	24	22
Expected return on plan assets	(261)	(261)	(80)	(75)	(23)	(23)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	1	1	(4)	(5)	(12)	(16)
Amortization of net actuarial (gain) loss	61	100	31	40	15	24
Net periodic benefit cost (benefit)	$30	$53	$47	$57	$21	$27
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$30	$53	$47	$57	$21	$27

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Net periodic benefit cost (benefit)
Service cost	$120	$128	$71	$72	$33	$40
Interest cost	338	299	129	122	48	44
Expected return on plan assets	(522)	(522)	(159)	(150)	(45)	(45)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	2	2	(8)	(9)	(24)	(33)
Amortization of net actuarial (gain) loss	122	200	62	80	29	48
Net periodic benefit cost (benefit)	$60	$107	$95	$114	$41	$54
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$60	$107	$95	$114	$41	$54

For the six months ended June 30, 2014, contributions totaling $74 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2014, the Company expects to contribute approximately $100 million to $200 million of cash to its global pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In addition, the Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 10 in 3M’s Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K).

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 10. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K).

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six months ended June 30, 2014 and 2013. Beginning in the second quarter of 2014 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months. At June 30, 2014, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2014 was approximately $1.9 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and six months ended June 30, 2014 and 2013. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at June 30, 2014 was $22 million.

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

As of June 30, 2014, the Company had a balance of $15 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This net loss includes a $2 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in the preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized in other comprehensive income on effective portion of derivative (“Gain Recognized in OCI”) and the pretax gain (loss) recognized in income on effective portion of derivative as a result of reclassification from accumulated other comprehensive income (“Gain Reclassified into Income”) for the three and six months ended June 30, 2013 relative to foreign currency forward contracts. These immaterial corrections decreased both the previously presented amounts of the Gain Recognized in OCI and the Gain Reclassified into Income in the disclosure tables below by $37 million and $2 million in for the three and six months ended June 30, 2013, respectively. The revisions had no impact on the Company’s consolidated results of operations or financial condition.

Three months ended June 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(20)	Cost of sales	$(6)	Cost of sales	$—
Commodity price swap contracts	(1)	Cost of sales	1	Cost of sales	—
Total	$(21)		$(5)		$—

Six months ended June 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(13)	Cost of sales	$(2)	Cost of sales	$—
Commodity price swap contracts	1	Cost of sales	3	Cost of sales	—
Total	$(12)		$1		$—

Three months ended June 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$10	Cost of sales	$(3)	Cost of sales	$—
Foreign currency forward contracts	(86)	Interest expense	(89)	Interest expense	—
Commodity price swap contracts	(3)	Cost of sales	1	Cost of sales	—
Total	$(79)		$(91)		$—

Six months ended June 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$41	Cost of sales	$(9)	Cost of sales	$—
Foreign currency forward contracts	(154)	Interest expense	(155)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	—	Cost of sales	—
Total	$(114)		$(164)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2014 was $1.3 billion.

At June 30, 2014, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, is amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance is not part of the gain on hedged items recognized in income in the tables below.

In November 2013, 3M issued an eight-year 1.875% fixed rate Eurobond for a face amount of 600 million Euros. Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation.

In June 2014, 3M issued a five-year 1.625% fixed rate medium-term note for a face amount of $625 million. Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of $600 million as a fair value hedge of a portion of the fixed interest rate medium-term note obligation.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2014

(Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$6	Interest expense	$(6)
Total		$6		$(6)

Six months ended June 30, 2014

(Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$13	Interest expense	$(13)
Total		$13		$(13)

Three months ended June 30, 2013

(Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Six months ended June 30, 2013

(Millions)	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Hedged Item Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(8)	Interest expense	$8
Total		$(8)		$8

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

In addition to the derivative instruments used as hedging instruments in net investment hedges, 3M also uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. In July and December 2007, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and 275 million Euros, respectively. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries. In the second quarter of 2014, the Company dedesignated 716 million Euros of the seven-year Eurobond securities due in July 2014 from the net investment hedge relationship. Accordingly, changes in carrying value of this portion of the foreign currency denominated debt due to exchange rate changes will be recorded in earnings going forward through their July 2014 maturity.

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

In the second quarter of 2014, the Company entered into foreign currency forward contracts with notional amounts totaling 450 million Euros. These forward contracts were designated as hedging instruments of the Company’s net investment in its European subsidiaries. These contracts mature in September 2014.

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

Three months ended June 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(18)	N/A	$—
Foreign currency forward contracts	1	N/A	—
Total	$(17)		$—

Six months ended June 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(27)	N/A	$—
Foreign currency forward contracts	1	N/A	—
Total	$(26)		$—

Three months ended June 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(24)	N/A	$—
Total	$(24)		$—

Six months ended June 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$17	N/A	$—
Total	$17		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $8.1 billion as of June 30, 2014. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company revised amounts previously presented in the tables below for the gain (loss) on derivative recognized in income (“Gain Recognized in Income”) for the three and six months ended June 30, 2013 relative to foreign currency forward contracts. These immaterial corrections decreased the previously presented amounts of the Gain Recognized in Income in the disclosure tables below by $21 million for both the three and six months ended June 30, 2013. The revisions had no impact on the Company’s consolidated results of operations or financial condition

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2014		Six months ended June 30, 2014
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(2)	Cost of sales	$(3)
Foreign currency forward contracts	Interest expense	35	Interest expense	68
Total		$33		$65

	Three months ended June 30, 2013		Six months ended June 30, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$21	Cost of sales	$31
Foreign currency forward contracts	Interest expense	(27)	Interest expense	(6)
Commodity price swap contracts	Cost of sales	(1)	Cost of sales	(1)
Total		$(7)		$24

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

June 30, 2014

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$12	Other current liabilities	$23
Commodity price swap contracts	Other current assets	1	Other current liabilities	1
Interest rate swap contracts	Other assets	17	Other liabilities	2
Total derivatives designated as hedging instruments		$30		$26

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$40	Other current liabilities	$31
Total derivatives not designated as hedging instruments		$40		$31

Total derivative instruments		$70		$57

December 31, 2013

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$24	Other current liabilities	$35
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	8	Other liabilities	7
Total derivatives designated as hedging instruments		$33		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$51	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$51		$68

Total derivative instruments		$84		$110

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2014, 3M has International Swaps and Derivatives Association (ISDA) agreements with 12 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 11 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

June 30, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$69	$33	$—	$36
Derivatives not subject to master netting agreements	1			1
Total	$70			$37

June 30, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$57	$33	$—	$24
Derivatives not subject to master netting agreements	—			—
Total	$57			$24

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$83	$51	$—	$32
Derivatives not subject to master netting agreements	1			1
Total	$84			$33

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$110	$51	$—	$59
Derivatives not subject to master netting agreements	—			—
Total	$110			$59

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $25 million for the three months ended June 30, 2014 and decreased net income attributable to 3M by approximately $54 million for the six months ended June 30, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of converting Venezuelan bolivars into Euros and U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $22 million for three months ended June 30, 2014 and decreased net income attributable to 3M by approximately $25 million for the six months ended June 30, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six months ended June 30, 2014 and 2013.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$148	$—	$148	$—
Foreign government agency securities	120	—	120	—
Corporate debt securities	796	—	796	—
Certificates of deposit/time deposits	48	—	48	—
Asset-backed securities:
Automobile loan related	537	—	537	—
Credit card related	222	—	222	—
Equipment lease related	88	—	88	—
Other	68	—	68	—
U.S. treasury securities	49	49	—	—
Auction rate securities	12	—	—	12
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	52	52	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	17	—	17	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	54	54	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	2	—	2	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$234	$—	$234	$—
Foreign government agency securities	125	—	125	—
Corporate debt securities	781	—	781	—
Certificates of deposit/time deposits	40	—	40	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	585	—	585	—
Credit card related	180	—	180	—
Equipment lease related	67	—	67	—
Other	75	—	75	—
U.S. treasury securities	49	49	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	11	—	—	11
Investments	2	2	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	75	75	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	8	—	8	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	103	103	—	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
(Millions)	June 30,		June 30,
Marketable securities — auction rate securities only	2014	2013	2014	2013
Beginning balance	$12	$7	$11	$7
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	3	1	3
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	12	10	12	10

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2014 and 2013.

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

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities due July 2014	$1,396	$1,398	$1,424	$1,447
Long-term debt, excluding current portion	5,323	5,575	4,326	4,463

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at June 30, 2014 and December 31, 2013 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 11.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company’s Current Report on Form 8-K dated May 15, 2014.

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has recorded accruals and the related insurance receivables:

Liability and Receivable Balances		December 31,
(Millions)	June 30, 2014	2013

Respirator mask/asbestos liabilities	$153	$152
Respirator mask/asbestos insurance receivables	47	58

Environmental remediation liabilities	$26	$27
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$45	$48
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2014, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,225 individual claimants, compared to approximately 2,200 individual claimants with actions pending at December 31, 2013.

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

As a result of the Company’s on-going review of its accruals and the greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first six months of 2014 for respirator mask/asbestos liabilities by $21 million, $14 million of which occurred in the second quarter of 2014. In the first six months of 2014, the Company made payments for fees and settlements of $19 million related to the respirator mask/asbestos litigation, $9 million of which occurred in the second quarter of 2014. As of June 30, 2014, the Company had accruals for respirator mask/asbestos liabilities of $129 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2014, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $47 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, in the District Court in Ramsey County, Minnesota, sought declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint were dismissed because of settlements they had reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. All of the settlement agreements have now been executed. In June 2014, the Court issued an order dismissing the case. During the first six months of 2014, the Company received payments of $11 million from settlements with insurers, $6 million of which occurred in the second quarter of 2014.

The Company has unresolved coverage with claims-made carriers for respirator mask claims. The Company is also seeking coverage under the policies of certain insolvent insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2014, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2014, the Company, through its Aearo subsidiary, has recorded $24 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In June 2014, the court granted Aearo’s motion for summary judgment on all claims. Cabot has filed a motion for reconsideration, and Aearo has filed a motion for clarification of the court’s order granting Aearo summary judgment.

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

In February 2014, the Company submitted its most recent environmental assessment report to the Illinois Environmental Protection Agency summarizing the levels of PFCs in the soil, groundwater and surface water at or near its manufacturing facility in Cordova, Illinois. The Company will continue to monitor PFCs at the site and is engaged in discussions with the Illinois EPA concerning next steps for the site. In June 2014, the Illinois EPA conditionally approved a request by the Company to establish a groundwater management zone at the site, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2014, the Company had recorded liabilities of $26 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2014, the Company had recorded liabilities of $45 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of June 30, 2014, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages were in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit.

For commercial litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the TransWeb matter, where the Company’s range of potential exposure, if any, could be approximately $26 million.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications which were thoroughly analyzed and tested by EDF before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert submitted his report to the commercial court in May 2014. The expert found potential defects in 3M’s product and found that EDF incurred damages in excess of 100 million Euros. The expert’s opinion is not dispositive of liability or damages and is subject to numerous factual and legal challenges that will be raised with the court. The commercial court may take from six months to one year to render its decision.

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

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 28,813,481 as of June 30, 2014.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the six months ended June 30, 2014 and 2013.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Cost of sales	$11	$6	$33	$18
Selling, general and administrative expenses	35	36	112	113
Research, development and related expenses	6	5	29	19

Stock-based compensation expenses	$52	$47	$174	$150

Income tax benefits	$(13)	$(13)	$(53)	$(45)

Stock-based compensation expenses, net of tax	$39	$34	$121	$105

The following table summarizes stock option activity during the six months ended June 30, 2014:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	43,938,778	$83.84
Granted:
Annual	5,736,183	126.77
Exercised	(6,229,925)	83.02
Canceled	(154,922)	103.29
June 30	43,290,114	$89.58	68	$2,323
Options exercisable
June 30	31,486,006	$81.41	53	$1,947

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2014, there was $89 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $340 million and $338 million during the six months ended June 30, 2014 and 2013, respectively. Cash received from options exercised was $517 million and $1.039 billion for the six months ended June 30, 2014 and 2013, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $125 million for both the six months ended June 30, 2014 and 2013.

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

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2014:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	3,105,361	$92.31
Granted:
Annual	798,615	126.79
Other	15,647	141.58
Vested	(1,066,382)	90.63
Forfeited	(33,543)	100.63
As of June 30	2,819,698	$102.89

As of June 30, 2014, there was $110 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock units and restricted stock that vested during the six months ended June 30, 2014 and 2013 was $140 million and $106 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $53 million and $40 million for the six months ended June 30, 2014 and 2013, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2014:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	895,635	$88.12
Granted	285,149	123.88
Distributed	(277,357)	84.74
Performance change	59,443	114.15
Forfeited	(6,501)	102.45
As of June 30	956,369	$101.28

As of June 30, 2014, there was $35 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. During the six months ended June 30, 2014 and June 30, 2013, the total fair value of performance shares that were distributed were $35 million and $52 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the six months ended June 30, 2014 and June 30, 2013 were $11 million and $16 million, respectively.

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

In addition, other changes within business segments were as follows:

•                  The combination of certain existing divisions/departments into new divisions. Within the Electronics and Energy business segment, the new divisions include the Electrical Markets Division (which includes the former Infrastructure Protection Division), and the Electronic Solutions Division (which includes the former 3M Touch Systems, Inc.). Within the Safety and Graphics business segment, the new Commercial Solutions Division was created from the combination of the former Architectural Markets Department, the former Building and Commercial Services Division and the former Commercial Graphics Division. None of these combinations crossed business segments.

•                  The renaming of the former Aerospace and Aircraft Maintenance Division within the Industrial business segment to the Aerospace and Commercial Transportation Division.

•                  The movement of certain product lines between various divisions within the same business segment.

Effective in the second quarter of 2014, within the Electronics and Energy business segment, 3M combined three existing divisions into two new divisions. A large portion of both the Electronics Markets Materials Division and the Electronic Solutions Division were combined to form the Electronics Materials Solutions Division, which focuses on semiconductor and electronics materials and assembly solutions. The Optical Systems Division, the remaining portion of the Electronic Solutions Division and a portion of the Electronics Markets Materials Division were combined to form the Display Materials and Systems Division, which focuses on delivering light, color and user interface solutions.

The financial information presented herein reflects the impact of the preceding product move between business segments for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013

Net Sales
Industrial	$2,815	$2,683	$5,591	$5,376
Safety and Graphics	1,494	1,434	2,917	2,833
Electronics and Energy	1,422	1,340	2,733	2,617
Health Care	1,416	1,336	2,790	2,647
Consumer	1,139	1,098	2,218	2,179
Corporate and Unallocated	(1)	1	2	3
Elimination of Dual Credit	(151)	(140)	(286)	(269)
Total Company	$8,134	$7,752	$15,965	$15,386

Operating Income
Industrial	$617	$603	$1,235	$1,182
Safety and Graphics	353	328	671	660
Electronics and Energy	293	237	520	433
Health Care	434	417	861	821
Consumer	241	235	469	472
Corporate and Unallocated	(49)	(87)	(121)	(161)
Elimination of Dual Credit	(33)	(31)	(63)	(59)
Total Company	$1,856	$1,702	$3,572	$3,348

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2014, and the related consolidated statements of income and comprehensive income, for the three-month and six-month periods ended June 30, 2014 and 2013, and the consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 13, 2014, except with respect to our opinion on the consolidated financial statements insofar as it relates to the segment realignments discussed in Notes 3 and 15 as to which the date is May 15, 2014, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

July 31, 2014

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

As described in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, effective in the first quarter of 2014, 3M transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. This quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated statements and notes included in its Current Report on Form 8-K dated May 15, 2014.

In addition, effective in the second quarter of 2014, within the Electronics and Energy business segment, 3M combined three existing divisions into two new divisions. A large portion of both the Electronics Markets Materials Division and the Electronic Solutions Division were combined to form the Electronics Materials Solutions Division, which focuses on semiconductor and electronics materials and assembly solutions. The Optical Systems Division, the remaining portion of the Electronic Solutions Division and a portion of the Electronics Markets Materials Division were combined to form the Display Materials and Systems Division, which focuses on delivering light, color and user interface solutions.

Net income attributable to 3M was $1.267 billion, or $1.91 per diluted share, in the second quarter of 2014, compared to $1.197 billion, or $1.71 per diluted share, in the second quarter of 2013. Second-quarter 2014 sales increased 4.9 percent to $8.1 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 6.4 percent in Electronics and Energy, 5.1 percent in Health Care, 4.7 percent in both the Industrial business segment and Safety and Graphics, and 4.2 percent in Consumer. For the Company in total, organic local-currency sales grew 4.8 percent, with higher organic volumes contributing 3.5 percent and selling price increases contributing 1.3 percent. Acquisitions added 0.1 percent to sales, which related to the April 2014 acquisition of Treo Solutions LLC (Health Care business segment). Foreign currency translation had no impact on worldwide sales. Foreign currency translation benefited EMEA sales by 3.7 percent, with this benefit completely offset in other geographic areas as foreign currency translation reduced Latin America/Canada sales by 5.8 percent and Asia Pacific sales by 0.7 percent.

On a geographic basis, second-quarter 2014 organic local-currency sales growth was positive across all geographic areas. Asia Pacific local-currency sales growth of 6.6 percent was broad-based, with all five business segments growing, led by Electronics and Energy, and Consumer. Based on sales, Electronics and Energy is the largest business segment in Asia Pacific, with results significantly impacted by electronics-related divisions (Display Materials and Systems Division, and the Electronics Materials Solutions Division). Organic local-currency sales growth was 7 percent in Japan, or 2 percent without electronics-related businesses. China/Hong Kong organic local-currency sales growth was 6 percent, or 10 percent without electronics-related businesses, which was an improvement versus the first quarter’s underlying growth rate. Refer to the Electronic and Energy business segment section for additional discussion of electronics-related businesses.

In EMEA, organic local-currency sales increased 4.8 percent. Organic local-currency sales growth was led by Middle East/Africa and Central/East Europe. Organic local-currency sales growth in West Europe was 3.5 percent. Sales growth in EMEA was led by Safety and Graphics, Electronics and Energy, and Industrial.

In the United States, organic local-currency sales growth was 4.5 percent, up from first quarter year-on-year sales growth of 2.6 percent, led by Health Care, and Safety and Graphics.

In Latin America/Canada, organic local-currency sales grew 2.7 percent, led by Electronics and Energy, and Health Care. Latin America/Canada organic sales growth was led by Mexico, and Brazil was down slightly. Sales and operating income were down substantially in Venezuela during the second quarter of 2014.

Operating income increased 9.1 percent in the second quarter and operating margins were 22.8 percent, a margin increase of 0.8 percentage points year-on-year. These results benefited from the combination of selling price increases and raw material cost decreases, lower pension and postretirement benefit costs, plus leverage from organic volume growth. These benefits were partially offset by the impact of strategic investments and foreign exchange impacts. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 29.5 percent in the second quarter, up 2.1 percentage points versus last year’s second quarter. This higher rate decreased earnings per diluted share by approximately 5 cents. Weighted-average diluted shares outstanding in the second quarter of 2014 declined 4.9 percent year-on-year to 664.6 million, which increased earnings per diluted share by approximately 9 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 4 cents.

In the first six months of 2014, net income attributable to 3M was $2.474 billion, or $3.70 per diluted share, compared to $2.326 billion, or $3.32 per diluted share, in the first six months of 2013. First-half 2014 sales increased 3.8 percent to $16.0 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 5.7 percent in Health Care, 5.3 percent in Electronics and Energy, 4.8 percent in Industrial, 4.7 percent in Safety and Graphics, and 3.4 percent in Consumer. For the Company in total, organic local-currency sales grew 4.8 percent, with higher organic volumes contributing 3.6 percent and selling price increases contributing 1.2 percent. Foreign currency translation reduced sales by 1.0 percent year-on-year, with Latin America/Canada sales reduced by 8.5 percent and Asia Pacific sales reduced by 2.2 percent, while EMEA sales benefited by 2.8 percent.

The following table contains sales and operating income results by business segment for the three months ended June 30, 2014 and 2013. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2014		2013		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,815	$617	$2,683	$603	4.9%	2.4%
Safety and Graphics	1,494	353	1,434	328	4.1	7.4
Electronics and Energy	1,422	293	1,340	237	6.2	23.4
Health Care	1,416	434	1,336	417	5.9	4.1
Consumer	1,139	241	1,098	235	3.7	2.3
Corporate and Unallocated	(1)	(49)	1	(87)
Elimination of Dual Credit	(151)	(33)	(140)	(31)
Total Company	$8,134	$1,856	$7,752	$1,702	4.9%	9.1%

Sales in the second quarter of 2014 increased 4.9 percent, led by Electronics and Energy at 6.2 percent, Health Care at 5.9 percent, Industrial at 4.9 percent, Safety and Graphics at 4.1 percent, and Consumer at 3.7 percent. Total company organic local-currency sales increased 4.8 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation had no impact on worldwide sales. All five of 3M’s business segments achieved operating income margins in excess of 20 percent. Worldwide operating income margins for the second quarter of 2014 were 22.8 percent, compared to 22.0 percent for the second quarter of 2013.

3M generated $2.732 billion of operating cash flows in the first six months of 2014, an increase of $59 million when compared to the first six months of 2013. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This new program has no pre-established end date. In the first six months of 2014, the Company purchased $3.134 billion of stock, of which a portion was under the previous authorization, compared to $1.995 billion of stock purchases in the first six months of 2013. As of June 30, 2014, approximately $9.2 billion remained available under the February 2014 authorization. The Company expects to purchase $4.5 billion to $5.0 billion of stock in 2014. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 35 percent. This marked the 56th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 28 percent at June 30, 2014 and 25 percent at December 31, 2013. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $100 million to $200 million of cash to its global pension and postretirement plans in 2014. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. 3M expects defined benefit pension and postretirement expense in 2014 to decrease by approximately $160 million pre-tax when compared to 2013. The change in both defined benefit and defined contribution plan expenses would increase earnings in 2014 by approximately 15 cents per diluted share when compared to 2013. Refer to Note 8 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans. In addition, 3M currently expects that its effective tax rate for 2014 will be approximately 28.0 to 29.0 percent, compared to 28.1 percent for 2013. The 2014 estimate assumes that the U.S. research and development credit will be reinstated for 2014.

As discussed in Note 4, in July 2014, 3M announced that it will acquire (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen (approximately $885 million at announcement date exchange rates). This will add approximately $0.08 per diluted share to earnings during the first 12 months following closing, with closing expected on September 1, 2014. As a result of this transaction, 3M expects that its balance sheet amounts for noncontrolling interest equity and 3M Company shareholders’ equity will be reduced by approximately $460 million and $425 million, respectively, based on June 30, 2014 balances, with an aggregate offsetting reduction to cash held by foreign subsidiaries.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the second quarter of 2014 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,936	$2,371	$1,929	$901	$(3)	$8,134
% of worldwide sales	36.1%	29.1%	23.7%	11.1%	—	100.0%
Components of net sales change:
Volume — organic	3.6%	6.4%	3.6%	(2.2)%	—	3.5%
Price	0.9	0.2	1.2	4.9	—	1.3
Organic local-currency sales	4.5	6.6	4.8	2.7	—	4.8
Acquisitions	0.2	—	—	—	—	0.1
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(0.7)	3.7	(5.8)	—	—
Total sales change	4.6%	5.9%	8.5%	(3.1)%	—	4.9%

Sales in the second quarter of 2014 increased 4.9 percent when compared to the second quarter of 2013. Organic local-currency sales grew 4.8 percent, with increases of 6.6 percent in Asia Pacific, 4.8 percent in Europe, Middle East and Africa, 4.5 percent in the United States, and 2.7 percent in Latin America/Canada. Organic local-currency sales growth was 7 percent across all developing markets, and 4 percent in developed markets. Currency impacts had no impact on second quarter 2014 worldwide sales growth, with a benefit in EMEA offset by impacts in Latin America/Canada and Asia Pacific.

Worldwide selling prices rose 1.3 percent in the second quarter of 2014. Selling prices continue to be supported by technology innovation, which is a key fundamental strength of the Company, helping to drive unique customer solutions and an increasing flow of new products. 3M also began raising selling prices in mid-2013 to help offset currency weakness in select developing countries. This will result in 3M’s price performance moderating in the second half of 2014, beginning in the third quarter.

	Six months ended June 30, 2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$5,707	$4,732	$3,791	$1,741	$(6)	$15,965
% of worldwide sales	35.7%	29.6%	23.8%	10.9%	—	100.0%
Components of net sales change:
Volume — organic	2.8%	6.4%	3.2%	(1.0)%	—	3.6%
Price	0.7	0.4	1.0	5.6	—	1.2
Organic local-currency sales	3.5	6.8	4.2	4.6	—	4.8
Acquisitions	0.1	—	—	—	—	—
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(2.2)	2.8	(8.5)	—	(1.0)
Total sales change	3.5%	4.6%	7.0%	(3.9)%	—	3.8%

Sales in the first six months of 2014 increased 3.8 percent when compared to the first six months of 2013. Organic local-currency sales grew 4.8 percent, with increases of 6.8 percent in Asia Pacific, 4.6 percent in Latin America/Canada, 4.2 percent in Europe, Middle East and Africa, and 3.5 percent in the United States. Organic local-currency sales growth was 6 percent across all developing markets, and 4 percent in developed markets. Currency impacts reduced first six months 2014 worldwide sales growth by 1.0 percent.

Worldwide selling prices rose 1.2 percent in the first six months of 2014, as 3M continues to experience positive selling price changes across most of its businesses. As discussed in second-quarter results above, 3M also began raising selling prices in mid-2013 to help offset currency weakness in select developing countries.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2014	2013	Change	2014	2013	Change
Cost of sales	51.5%	51.7%	(0.2)%	51.5%	51.8%	(0.3)%
Selling, general and administrative expenses	20.2	20.8	(0.6)	20.5	20.8	(0.3)
Research, development and related expenses	5.5	5.5	—	5.6	5.6	—
Operating income	22.8%	22.0%	0.8%	22.4%	21.8%	0.6%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2014 to decrease by approximately $160 million pre-tax when compared to 2013, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s Current Report on Form 8-K dated May 15, 2014 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations) for background concerning this reduction. The year-on-year decrease in defined benefit pension and postretirement expense for the second quarter and first six months was $39 million and $79 million, respectively.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.5 percent in both the second quarter and first six months of 2014, down 0.2 and 0.3 percentage points, respectively, from the same periods last year. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices rose 1.3 percent and 1.2 percent in the second quarter and first six months, respectively. Raw material cost deflation was approximately 2 percent favorable year-on-year for both the second quarter and first six months. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), along with organic volume leverage, decreased cost of sales as a percent of sales. These benefits were partially offset by foreign exchange impacts.

Selling, General and Administrative Expenses:

SG&A increased 2.2 percent and 2.5 percent in the second quarter and first six months of 2014, respectively, when compared to the same periods last year. Second quarter and first six months 2014 SG&A included strategic investments in business transformation and 3M’s global enterprise resource planning (ERP) implementation, which were partially offset by lower pension and postretirement expense. SG&A, measured as a percent of sales, was 20.2 percent of sales in the second quarter of 2014 and 20.5 percent of sales in the first six months of 2014, compared to 20.8 percent in the same periods last year.

Research, Development and Related Expenses:

R&D expense increased approximately 5 percent in both the second quarter and first six months of 2014 when compared to the same periods last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation, which refers to innovation that helps create a new market and which eventually disrupts an existing market. These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, was 5.6 percent of sales in both the first six months of 2014 and 2013.

Operating Income:

Operating income margins were 22.8 percent in the second quarter of 2014 compared to 22.0 in the second quarter of 2013, an increase of 0.8 percentage points. These results included a 1.2 percentage point benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.3 percentage points. Items that reduced operating income margins included a 0.4 percentage point impact from strategic investments. Strategic investments included incremental increases in new disruptive R&D programs, business transformation and ERP costs, and the establishment of a new manufacturing, supply chain, and distribution Center of Expertise in Europe, all of which are expected to strengthen 3M for the future. Foreign exchange impacts reduced operating income margins by 0.6 percentage points and other items reduced margins by 0.2 percentage points.

Operating income margins were 22.4 percent in the first six months of 2014 compared to 21.8 in the first six months of 2013, an increase of 0.6 percentage points. These results included a 1.2 percentage point benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.3 percentage points. Items that reduced operating income margins included a 0.6 percentage point impact from strategic investments, which included disruptive R&D, business transformation and ERP costs, the Center of Expertise in Europe, and restructuring. Foreign exchange impacts reduced operating income margins by 0.5 percentage points, and other items reduced margins by 0.3 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Interest expense	$45	$41	$82	$80
Interest income	(9)	(10)	(18)	(20)
Total	$36	$31	$64	$60

Interest expense was higher in the second quarter and first six months of 2014 compared to the same periods last year, primarily due to international bank borrowings and a higher debt balance for the Company, partially offset by the lower average financing costs from commercial paper and lower rates on new debt issuances. Interest income in the second quarter and first six months of 2014 is comparable to prior periods.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2014	2013	2014	2013
Effective tax rate	29.5%	27.4%	28.5%	28.2%

The effective tax rate for the second quarter of 2014 was 29.5 percent, compared to 27.4 percent in the second quarter of 2013, an increase of 2.1 percentage points. Factors that increased the Company’s effective tax rate on a combined basis by 2.1 percentage points year-on-year included the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, international taxes as a result of changes to the geographic mix of income before taxes, lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, and other items.

The effective tax rate for the first six months of 2014 was 28.5 percent, compared to 28.2 percent in the first six months of 2013, an increase of 0.3 percentage points. Factors which increased the Company’s effective tax rate by 1.1 percentage points for the first six months of 2014 when compared to the same period for 2013 included the lapse of the U.S. research and development credit as of January 1, 2014, and international taxes as a result of changes to the geographic mix of income before taxes. This increase was partially offset by a 0.8 percentage point decrease as the result of adjustments to the Company’s reserves and the restoration of tax basis on certain assets for which depreciation was previously limited. Refer to Note 5 for further discussion of income taxes.

During 2014, the Company will be establishing a new manufacturing, supply chain, and distribution center of expertise in Europe. As a result of this establishment, the Company may incur jurisdictional tax charges related to the transfer of certain functions to the center of expertise.

The Company currently expects that its effective tax rate for total year 2014 will be approximately 28.0 to 29.0 percent, which assumes that the U.S. research and development credit will be reinstated for 2014. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Net income attributable to noncontrolling interest	$16	$16	$34	$34

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts are largely related to Sumitomo 3M Limited (Japan), which is 3M’s most significant consolidated entity with non-3M ownership interests. As of June 30, 2014, 3M’s effective ownership in Sumitomo 3M Limited is 75 percent. As discussed in Note 4, in July 2014, 3M announced that it will purchase the remaining 25 percent ownership in Sumitomo 3M Limited, with an anticipated close date of September 1, 2014.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $25 million for the three months ended June 30, 2014 and decreased net income attributable to 3M by approximately $54 million for the six months ended June 30, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of converting Venezuelan bolivars into Euros and U.S. dollars, which 3M estimates decreased net income attributable to 3M by approximately $22 million for three months ended June 30, 2014 and decreased net income attributable to 3M by approximately $25 million for the six months ended June 30, 2014.

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

Corporate and Unallocated operating expenses improved by $38 million and $40 million in the second quarter and first six months of 2014, respectively, when compared to the same periods last year. A majority of this decrease was due to lower pension and postretirement benefit expenses, which declined year-on-year by $39 million and $79 million, respectively, when compared to the same periods last year. Of this reduction, $29 million and $58 million, respectively, was allocated to Corporate and Unallocated. In addition, the sale of certain real estate benefited the second quarter of 2014.

Operating Business Segments:

Each of 3M’s five business segments is absorbing incremental investments in 2014 related to business transformation and global ERP implementation. This resulted in a 0.30 percentage point year-on-year reduction in operating income margins for each of the five business segments in both the second-quarter and first six months of 2014 when compared to the same periods last year.

Information related to 3M’s business segments for the second quarter and first six months of both 2014 and 2013 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales (millions)	$2,815	$2,683	$5,591	$5,376
Sales change analysis:
Organic local currency	4.7%	3.4%	4.8%	3.1%
Acquisitions	—	4.6	—	4.1
Translation	0.2	(1.3)	(0.8)	(1.6)
Total sales change	4.9%	6.7%	4.0%	5.6%

Operating income (millions)	$617	$603	$1,235	$1,182
Percent change	2.4%	1.5%	4.5%	(0.4)%
Percent of sales	21.9%	22.5%	22.1%	22.0%

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

Second quarter of 2014:

Sales in Industrial totaled $2.8 billion, up 4.9 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, and foreign currency translation increased sales by 0.2 percent. On an organic local-currency basis, sales growth was led by 3M Purification Inc. Organic local-currency sales growth was also strong in automotive OEM, aerospace and commercial transportation, abrasive systems, and industrial adhesives and tapes. Organic local-currency sales declined in personal care.

Geographically, organic local-currency sales increased 7 percent in Asia Pacific, 5 percent in both the United States and EMEA, and declined slightly in Latin America/Canada.

Operating income was $617 million in the second quarter of 2014, an increase of 2.4 percent. Operating income margins decreased by 0.6 percentage points to 21.9 percent. As indicated in the preceding Operating Business Segments section, each of 3M’s five business segments is absorbing incremental investments in 2014 related to business transformation and global ERP implementation. This reduced margins in each of the businesses by approximately 0.3 percentage points year-on-year.

First six months of 2014:

Sales in Industrial totaled $5.6 billion, up 4.0 percent in U.S. dollars. Organic local-currency sales increased 4.8 percent, and foreign currency translation reduced sales by 0.8 percent. On an organic local-currency basis, sales growth was led by 3M Purification Inc. Organic local-currency sales growth was also strong in automotive OEM, aerospace and commercial transportation, advanced materials, and abrasive systems. Organic local-currency sales declined in personal care.

Geographically, organic local-currency sales increased 6 percent in both Asia Pacific and EMEA, 4 percent in the United States, and 3 percent in Latin America/Canada.

Operating income was $1.2 billion in the first six months of 2014, an increase of 4.5 percent. Operating income margins increased by 0.1 percentage points to 22.1 percent. Operating income margins improved due to sales volume leverage, plus the combination of selling price increases and raw material cost decreases, partially offset by higher ERP implementation expenses as discussed in second quarter results.

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales (millions)	$1,494	$1,434	$2,917	$2,833
Sales change analysis:
Organic local currency	4.7%	1.8%	4.7%	2.0%
Acquisitions	—	1.9	—	2.0
Translation	(0.6)	(1.6)	(1.7)	(1.9)
Total sales change	4.1%	2.1%	3.0%	2.1%

Operating income (millions)	$353	$328	$671	$660
Percent change	7.4%	(10.2)%	1.6%	(5.4)%
Percent of sales	23.6%	22.9%	23.0%	23.3%

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

Second quarter of 2014:

Sales in Safety and Graphics totaled $1.5 billion, up 4.1 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, and foreign currency translation reduced sales by 0.6 percent. On an organic local-currency basis, sales growth was led by personal safety, commercial solutions, and traffic safety and security. Sales in the roofing granules business declined year-on-year.

Organic local-currency sales increased 7 percent in Europe, 5 percent in the United States, 4 percent in Latin America/Canada, and 1 percent in Asia Pacific.

Operating income in the second quarter of 2014 totaled $353 million, up 7.4 percent. Operating income margins were 23.6 percent of sales, compared to 22.9 percent in the second quarter of 2013. Operating income margins benefited from organic volume leverage and selling price increases.

First six months of 2014:

Sales in Safety and Graphics totaled $2.9 billion, up 3.0 percent in U.S. dollars. Organic local-currency sales increased 4.7 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, sales growth was led by personal safety. 3M also saw positive organic local-currency sales growth in commercial solutions, and sales were flat in traffic safety and security. Sales in the roofing granules business declined year-on-year.

Organic local-currency sales increased 6 percent in Europe, 5 percent in the Asia Pacific, and 4 percent in both Latin America/Canada and the United States.

Operating income in the first six months of 2014 totaled $671 million, up 1.6 percent. Operating income margins were 23.0 percent of sales, compared to 23.3 percent in the first six months of 2013. Operating income margins were impacted by investments in business transformation and ERP, restructuring, and negative foreign currency effects, partially offset by organic volume leverage and selling price increases.

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales (millions)	$1,422	$1,340	$2,733	$2,617
Sales change analysis:
Organic local currency	6.4%	(2.1)%	5.3%	(2.1)%
Translation	(0.2)	(1.1)	(0.8)	(1.1)
Total sales change	6.2%	(3.2)%	4.5%	(3.2)%

Operating income (millions)	$293	$237	$520	$433
Percent change	23.4%	(16.0)%	20.1%	(16.1)%
Percent of sales	20.6%	17.7%	19.0%	16.5%

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

Second quarter of 2014:

Electronics and Energy sales totaled $1.4 billion, up 6.2 percent in U.S. dollars. Organic local-currency sales increased 6.4 percent, and foreign currency translation reduced sales by 0.2 percent.

Organic local-currency sales increased approximately 11 percent in 3M’s electronics-related businesses, with strong growth in both display materials and systems and in electronics materials solutions. In 3M’s energy-related businesses, organic local-currency sales increased approximately 1 percent, led by telecommunications.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 8 percent in Asia Pacific, and 6 percent in EMEA. Organic local-currency sales were flat in the United States.

Operating income increased 23.4 percent to $293 million in the second quarter of 2014. Operating income margins were 20.6 percent compared to 17.7 percent in the second quarter of 2013, helped by sales volume leverage and improving productivity.

First six months of 2014:

Electronics and Energy sales totaled $2.7 billion, up 4.5 percent in U.S. dollars. Organic local-currency sales increased 5.3 percent, and foreign currency translation reduced sales by 0.8 percent.

Organic local-currency sales increased approximately 8 percent in 3M’s electronics-related businesses, with strong growth in display materials and systems. In 3M’s energy-related businesses, organic local-currency sales increased approximately 2 percent, led by telecommunications.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 8 percent in Asia Pacific, and 2 percent in EMEA. Organic local-currency sales declined 2 percent in the United States.

Operating income increased 20.1 percent to $520 million in the first six months of 2014. Operating income margins were 19.0 percent compared to 16.5 percent in the first six months of 2013, helped by sales volume leverage and improving productivity.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales (millions)	$1,416	$1,336	$2,790	$2,647
Sales change analysis:
Organic local currency	5.1%	5.7%	5.7%	4.8%
Acquisitions	0.4	—	0.2	0.2
Translation	0.4	(1.1)	(0.5)	(1.3)
Total sales change	5.9%	4.6%	5.4%	3.7%

Operating income (millions)	$434	$417	$861	$821
Percent change	4.1%	1.2%	4.9%	1.0%
Percent of sales	30.7%	31.2%	30.9%	31.0%

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

Second quarter of 2014:

Health Care sales totaled $1.4 billion, an increase of 5.9 percent in U.S. dollars. Organic local-currency sales increased 5.1 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 0.4 percent. Organic local-currency sales grew in all businesses, with the strongest growth in health information systems, critical and chronic care, and infection prevention.

Acquisition sales growth related to the April 2014 purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased 7 percent in both Latin America/Canada and Asia Pacific, 6 percent in the United States, and 3 percent in EMEA. Health Care organic local-currency sales grew 12 percent in developing markets.

Operating income increased 4.1 percent to $434 million. Operating income margins were 30.7 percent in the second quarter of 2014, compared to 31.2 percent in the second quarter of 2013, with acquisition impacts reducing operating income margins by 0.4 percentage points.

First six months of 2014:

Health Care sales totaled $2.8 billion, an increase of 5.4 percent in U.S. dollars. Organic local-currency sales increased 5.7 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 0.5 percent. Organic local-currency sales grew in all businesses, with the strongest growth in health information systems, drug delivery systems, critical and chronic care, food safety, and infection prevention.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 8 percent in Asia Pacific, 7 percent in the United States, and 2 percent in EMEA. Health Care organic local-currency sales grew 11 percent in developing markets.

Operating income increased 4.9 percent to $861 million. Operating income margins were 30.9 percent in the first six months of 2014, compared to 31.0 percent in the first six months of 2013, with acquisition impacts reducing operating income margins by 0.2 percentage points.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sales (millions)	$1,139	$1,098	$2,218	$2,179
Sales change analysis:
Organic local currency	4.2%	2.9%	3.4%	3.2%
Divestitures	(0.2)	(0.1)	(0.2)	—
Translation	(0.3)	(1.4)	(1.4)	(1.5)
Total sales change	3.7%	1.4%	1.8%	1.7%

Operating income (millions)	$241	$235	$469	$472
Percent change	2.3%	3.5%	(0.6)%	1.7%
Percent of sales	21.1%	21.4%	21.1%	21.7%

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

Second quarter of 2014:

Sales in Consumer totaled $1.1 billion, up 3.7 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 0.3 percent. On an organic local-currency basis, sales growth was led by construction and home improvement. 3M also posted positive sales growth in its consumer health care and home care businesses. Sales in the stationery and office supplies business were flat year-on-year.

On a geographic basis, organic local-currency sales increased 4 percent in the United States, which was up from the first quarter year-on-year growth rate. Back-to-school activity began late in the second quarter, reflecting a good start. Elsewhere, organic local-currency growth was 8 percent in Asia Pacific, and 4 percent in EMEA. Organic local-currency sales declined 1 percent in Latin America/Canada.

Consumer operating income was $241 million, up 2.3 percent from the second quarter last year. Operating income margins were 21.1 percent, compared to 21.4 percent in the same period last year, impacted by softness in the stationery and office supplies business.

First six months of 2014:

Sales in Consumer totaled $2.2 billion, up 1.8 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 1.4 percent. On an organic local-currency basis, sales growth was led by construction and home improvement. 3M also posted positive growth in its consumer health care and home care businesses. Sales in the stationery and office supplies business were flat year-on-year, as foot traffic in the U.S. office retail channel was soft during the first quarter, due in part to harsh winter weather conditions along with continued store consolidations.

On a geographic basis, organic local-currency sales increased 7 percent in Asia Pacific, and 2 percent in the remaining regions, which includes the United States, Latin America/Canada and EMEA. Organic local-currency growth was 7 percent in developing markets.

Consumer operating income was $469 million, down 0.6 percent from the first six months last year. Operating income margins were 21.1 percent, compared to 21.7 percent in the same period last year, impacted by softness in stationery and office supplies.

FINANCIAL CONDITION AND LIQUIDITY

3M continues to manage towards a more optimized capital structure, financed with additional low-cost debt. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enables 3M to implement this strategy while continuing to invest in its businesses. Organic growth remains the first priority, thus 3M will continue to invest in research and development, capital expenditures, and commercialization capability. In 2013, as a first step towards increasing capital deployment, 3M drew down its U.S. cash position to a minimum level and also reactivated its $3 billion commercial paper program. In 2014, 3M filed a new ‘well-known seasoned issuer” shelf registration statement, and recommenced the Series F medium term notes program for future debt issuances.

3M considers net debt to be an important measure of liquidity and of its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. The following table provides net debt as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
(Millions)	2014	2013

Total Debt	$6,973	$6,009
Less: Cash and cash equivalents and marketable securities	4,213	4,790
Net Debt	$2,760	$1,219

In the first six months of 2014, 3M continued to make progress towards increasing capital deployment with a net debt increase of $1.5 billion at June 30, 2014 when compared to December 31, 2013. Activities in the first half of 2014 that contributed to the net debt increase included the June 2014 issuance of $625 million of five-year notes due 2019 and $325 million of thirty-year notes due 2044 under the Series F medium term notes program, along with lower cash balances in the U.S. and international. 3M will continue to implement changes to its capital structure over time. For 2014 in particular, 3M expects added leverage of $2 billion to $4 billion when compared to December 31, 2013. Subsequent to quarter-end, in July 2014, 3M repaid 1.025 billion Euros of maturing Eurobond notes funded primarily through the issuances of commercial paper.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M resumed commercial paper funding in July 2013 for the first time since late 2008. 3M expects to maintain a consistent presence in the market and believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. 3M’s outstanding commercial paper balance was zero at both June 30, 2014 and December 31, 2013.

The Company has significant liquidity and generates ongoing cash flow, which have been used, in part, to repurchase shares and to pay dividends on 3M common stock. In addition, 3M’s liquidity and cash flow enable it to meet currently anticipated growth plans, including funds for research and development, capital expenditures, working capital investments and acquisitions.

At June 30, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $3.9 billion and $300 million, respectively. Of the Company’s foreign subsidiaries cash, cash equivalents and marketable securities, $2.6 billion (65 percent) was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other investment-grade fixed income securities. At December 31, 2013, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.3 billion and $0.5 billion, respectively. The Company’s total balance of cash, cash equivalents and marketable securities was $0.6 billion lower at June 30, 2014 when compared to December 31, 2013. 3M is able to manage the business with lower cash levels, particularly in the U.S., due to significant ongoing cash flow generation and proven access to capital markets funding throughout business cycles.

3M’s net debt at June 30, 2014 was $2.8 billion, up from $1.2 billion at December 31, 2013. 3M is planning for added leverage of $2 billion to $4 billion in 2014 as it continues to improve the efficiency of its capital structure. At June 30, 2014, 3M had $4.2 billion of cash, cash equivalents, and marketable securities and $7.0 billion of debt. Debt included $5.3 billion of long-term debt and $1.7 billion related to the current portion of long-term debt and other borrowings. The current portion of long-term debt includes a Eurobond due in July 2014 totaling 1.025 billion Euros ($1.4 billion carrying value at June 30, 2014). In August 2013, 3M repaid $850 million (principal amount) of medium-term notes. In November 2013, 3M issued an eight-year Eurobond for an amount of 600 million Euros (approximately $815 million carrying value at December 31, 2013). In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and also issued $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. 3M’s transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

In September 2012, 3M entered into a $1.5 billion, five-year multi-currency revolving credit agreement, which amended the existing agreement that was entered into in August 2011. This amended agreement extended the expiration date from August 2016 to September 2017. This credit agreement includes a provision under which 3M may request an increase of up to $500 million, bringing the total facility up to $2 billion (at the lenders’ discretion). This facility was undrawn at June 30, 2014. In August 2013, 3M entered into a $150 million, one-year committed letter of credit facility, which replaced the one-year $150 million committed credit facility that was entered into in August 2012. As of June 30, 2014, 3M letters of credit issued under this $150 million committed facility totaled $125 million. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, leaving a remaining balance due of 30 million British Pounds as of June 30, 2014. Apart from the committed facilities, an additional $95 million in stand-alone letters of credit and $19 million in bank guarantees were also issued and outstanding at June 30, 2014. These lines of credit are utilized in connection with normal business activities. Under both the $1.5 billion and $150 million credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2014, this ratio was approximately 56 to 1. Debt covenants do not restrict the payment of dividends.

The Company has a “well-known seasoned issuer” shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. Included in this $9 billion are $2.25 billion of notes previously issued in 2011 and 2012 as part of Series F. In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 with a coupon rate of 1.625%. Upon debt issuance, $600 million of this amount was converted to an interest rate based on a floating LIBOR index. In addition, in June 2014, 3M issued $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044 with a coupon rate of 3.875%. Both June 2014 debt issuances were from the medium-term notes program (Series F).

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

Sources for cash availability in the United States, such as ongoing cash flow from operations and 3M’s proven access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, in addition to funding U.S. acquisitions, U.S. capital spending, U.S. pension/other postemployment benefit contributions, and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them.

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

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. In December 2013, 3M’s Board of Directors declared a dividend of 85.5 cents per share for the first-quarter of 2014, an increase of 35 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases for 3M. In February 2014, 3M’s Board of Directors also authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. As of June 30, 2014, approximately $9.2 billion remained available under the February 2014 repurchase authorization.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $6.153 billion at June 30, 2014, compared with $5.235 billion at December 31, 2013, an increase of $918 million. Current asset balance changes increased working capital by $460 million, with increases in accounts receivable and other items largely offset by a decrease in cash and cash equivalents. Current liability balance changes increased working capital by $458 million, largely due to decreases in other current liabilities. The other current liabilities decrease largely related to the dividend declared in December 2013 that was not paid until March 2014 (discussed in Note 4).

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.6 at June 30, 2014 compared to 4.8 at December 31, 2013. Receivables increased $506 million, or 11.9 percent, compared with December 31, 2013, with higher June 2014 sales compared to December 2013 sales contributing to this increase. Currency translation impacts increased accounts receivable by $13 million. Inventories increased $229 million, or 5.9 percent, compared with December 31, 2013, with the increases primarily attributable to an increase in demand in the first six months of 2014, partially offset by currency translation, which decreased inventories by $13 million. Accounts payable increased $45 million compared with December 31, 2013, primarily related to changes in business activity.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2014	2013

Net income including noncontrolling interest	$2,508	$2,360
Depreciation and amortization	708	671
Company pension contributions	(74)	(168)
Company postretirement contributions	(3)	(3)
Company pension expense	155	221
Company postretirement expense	41	54
Stock-based compensation expense	174	150
Income taxes (deferred and accrued income taxes)	(20)	203
Excess tax benefits from stock-based compensation	(97)	(51)
Accounts receivable	(484)	(628)
Inventories	(242)	(167)
Accounts payable	57	199
Product and other insurance receivables and claims	13	19
Other — net	(4)	(187)
Net cash provided by operating activities	$2,732	$2,673

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2014, cash flows provided by operating activities increased $59 million compared to the same period last year, driven by increases in net income including noncontrolling interest. The combination of accounts receivable, inventories and accounts payable increased working capital by $669 million in the first six months of 2014, compared to increases of $596 million in the first six months of 2013, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the six months ended June 30, 2014 and 2013.

	Six months ended
	June 30,
(Millions)	2014	2013

Net cash provided by operating activities	$2,732	$2,673
Purchases of property, plant and equipment (PP&E)	(634)	(718)
Free Cash Flow	$2,098	$1,955

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2014	2013

Purchases of property, plant and equipment (PP&E)	$(634)	$(718)
Proceeds from sale of PP&E and other assets	38	18
Acquisitions, net of cash acquired	(94)	—
Purchases and proceeds from sale or maturities of marketable securities and investments, net	133	(52)
Other investing	(22)	12
Net cash used in investing activities	$(579)	$(740)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $634 million in the first six months of 2014, compared to $718 million in the first six months of 2013. The Company expects 2014 capital spending to be approximately $1.5 billion to $1.6 billion, as 3M continues to invest in its businesses. This has been reduced from a previous estimate of $1.7 billion to $1.8 billion as 3M’s portfolio management efforts are providing greater clarity regarding business unit capital needs. 3M’s long-term view is that capital spending will continue to be in line with historical averages (when measured as a percent of sales). In 2013, 3M continued its expansion of manufacturing capacity in key markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure, including ongoing phased implementation of an ERP system on a worldwide basis over the next several years. In addition, 3M is sustaining existing facilities through general maintenance, cost reduction, and compliance efforts.

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

Proceeds from sale of PP&E and other assets totaled $38 million in the first six months of 2014 compared to $18 million in the same period last year. Apart from the normal periodic sales of PP&E, the second quarter and first six months of 2014 included proceeds of $31 million related to the sale of real estate.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $2.088 billion as of June 30, 2014. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2014	2013

Change in short-term debt — net	$62	$(12)
Repayment of debt (maturities greater than 90 days)	(119)	(12)
Proceeds from debt (maturities greater than 90 days)	1,078	11
Total cash change in debt	$1,021	$(13)
Purchases of treasury stock	(3,134)	(1,995)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	585	1,103
Dividends paid to stockholders	(1,122)	(876)
Excess tax benefits from stock-based compensation	97	51
Other — net	(31)	3
Net cash used in financing activities	$(2,584)	$(1,727)

Total debt at June 30, 2014 was $7.0 billion, up from $6.0 billion at year-end 2013. Total debt was 28 percent of total capital (total capital is defined as debt plus equity) at June 30, 2014, compared to 25 percent of total capital at year-end 2013. Changes in short-term debt for the six months ended June 30, 2014 primarily related to bank borrowings by international subsidiaries. Repayment of debt for the six months ended June 30, 2014 primarily includes repayment of 36 million British Pound related to the three-year 66 million British Pound committed credit facility agreement entered into in December 2012, and repayment of other international debt. Proceeds from debt for the six months ended June 30, 2014 primarily related to the June 2014 issuance of $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044 (refer to Note 7 for more detail). In addition, proceeds from debt for the six months ended June 30, 2014 also include bank borrowings by international subsidiaries and parent company debt.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. In the first six months of 2014, the Company purchased $3.134 billion of stock, compared to $1.995 billion in the first six months of 2013. The Company expects full-year 2014 gross share repurchases will be in the range of $4.5 billion to $5.0 billion. 3M’s significant share purchases are enabled by its continued business growth and consistently strong cash flow, the well-funded status of its pension plans, and the strength of the Company’s capital structure. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.122 billion in the first six months of 2014, compared to $876 million in the first six months of 2013. 3M has paid dividends each year since 1916. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 35 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases.

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

In April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was classified as other financing activity in the consolidated statement of cash flows.

In July 2014, 3M announced that it will acquire (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen (approximately $885 million at announcement date exchange rates). Upon completion of the transaction, 3M will own 100 percent of Sumitomo 3M Limited. The transaction is expected to close on September 1, 2014 and will be reflected as a financing activity in the consolidated statement of cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2014. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a stable outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s current ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. 3M’s transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2014	2,152,171	$134.07	2,148,754	$2,229
February 1-28, 2014	5,058,426	$130.79	5,058,426	$11,338
March 1-31, 2014	5,789,597	$132.90	5,786,921	$10,569
Total January 1-March 31, 2014	13,000,194	$132.27	12,994,101	$10,569
April 1-30, 2014	4,615,353	$135.93	4,607,663	$9,943
May 1-31, 2014	2,619,394	$141.05	2,613,100	$9,574
June 1-30, 2014	2,674,367	$143.80	2,674,367	$9,190
Total April 1-June 30, 2014	9,909,114	$139.41	9,895,130	$9,190
Total January 1-June 30, 2014	22,909,308	$135.36	22,889,231	$9,190

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2014 and 2013 (iii) the Consolidated Balance Sheet at June 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 31, 2014

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)