Form 10-Q
period 2014-09-30
3M CO
filed 2014-10-30
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock, $0.01 par value per share	640,818,842 shares

This document (excluding exhibits) contains 80 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 77.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2014

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2014	2013	2014	2013
Net sales	$8,137	$7,916	$24,102	$23,302
Operating expenses
Cost of sales	4,205	4,148	12,420	12,130
Selling, general and administrative expenses	1,597	1,609	4,875	4,808
Research, development and related expenses	434	420	1,334	1,277
Total operating expenses	6,236	6,177	18,629	18,215
Operating income	1,901	1,739	5,473	5,087

Interest expense and income
Interest expense	28	33	110	113
Interest income	(7)	(10)	(25)	(30)
Total interest expense — net	21	23	85	83

Income before income taxes	1,880	1,716	5,388	5,004
Provision for income taxes	569	471	1,569	1,399
Net income including noncontrolling interest	$1,311	$1,245	$3,819	$3,605

Less: Net income attributable to noncontrolling interest	8	15	42	49

Net income attributable to 3M	$1,303	$1,230	$3,777	$3,556

Weighted average 3M common shares outstanding — basic	645.3	679.8	652.9	686.4
Earnings per share attributable to 3M common shareholders — basic	$2.02	$1.81	$5.78	$5.18

Weighted average 3M common shares outstanding — diluted	657.9	691.8	665.7	697.7
Earnings per share attributable to 3M common shareholders — diluted	$1.98	$1.78	$5.67	$5.10

Cash dividends paid per 3M common share	$0.855	$0.635	$2.565	$1.905

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net income including noncontrolling interest	$1,311	$1,245	$3,819	$3,605
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(603)	284	(456)	(393)
Defined benefit pension and postretirement plans adjustment	59	92	180	268
Debt and equity securities, unrealized gain (loss)	(1)	2	1	(2)
Cash flow hedging instruments, unrealized gain (loss)	68	(24)	61	8
Total other comprehensive income (loss), net of tax	(477)	354	(214)	(119)
Comprehensive income (loss) including noncontrolling interest	834	1,599	3,605	3,486
Comprehensive (income) loss attributable to noncontrolling interest	2	(13)	(48)	10
Comprehensive income (loss) attributable to 3M	$836	$1,586	$3,557	$3,496

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,929	$2,581
Marketable securities — current	767	756
Accounts receivable — net	4,711	4,253
Inventories
Finished goods	1,850	1,790
Work in process	1,167	1,139
Raw materials and supplies	928	935
Total inventories	3,945	3,864
Other current assets	1,329	1,279
Total current assets	12,681	12,733
Marketable securities — non-current	1,105	1,453
Investments	108	122
Property, plant and equipment	23,095	23,068
Less: Accumulated depreciation	(14,596)	(14,416)
Property, plant and equipment — net	8,499	8,652
Goodwill	7,213	7,345
Intangible assets — net	1,516	1,688
Prepaid pension benefits	720	577
Other assets	934	980
Total assets	$32,776	$33,550

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,119	$1,683
Accounts payable	1,796	1,799
Accrued payroll	728	708
Accrued income taxes	382	417
Other current liabilities	2,680	2,891
Total current liabilities	7,705	7,498
Long-term debt	5,225	4,326
Pension and postretirement benefits	1,849	1,794
Other liabilities	1,791	1,984
Total liabilities	$16,570	$15,602
Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,277	4,375
Retained earnings	34,484	32,416
Treasury stock, at cost: 303,214,214 shares at September 30, 2014; 280,736,817 shares at December 31, 2013	(18,489)	(15,385)
Accumulated other comprehensive income (loss)	(4,108)	(3,913)
Total 3M Company shareholders’ equity	16,173	17,502
Noncontrolling interest	33	446
Total equity	$16,206	$17,948
Total liabilities and equity	$32,776	$33,550

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2014	2013
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,819	$3,605
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,058	1,014
Company pension and postretirement contributions	(112)	(385)
Company pension and postretirement expense	293	414
Stock-based compensation expense	221	197
Deferred income taxes	(61)	(54)
Excess tax benefits from stock-based compensation	(121)	(68)
Changes in assets and liabilities
Accounts receivable	(587)	(643)
Inventories	(232)	(155)
Accounts payable	55	(26)
Accrued income taxes (current and long-term)	36	25
Product and other insurance receivables and claims	50	37
Other — net	24	(137)
Net cash provided by operating activities	4,443	3,824

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,003)	(1,122)
Proceeds from sale of PP&E and other assets	116	86
Acquisitions, net of cash acquired	(94)	—
Purchases of marketable securities and investments	(1,028)	(3,589)
Proceeds from maturities and sale of marketable securities and investments	1,411	3,902
Proceeds from sale of businesses	—	8
Other investing	20	13
Net cash used in investing activities	(578)	(702)

Cash Flows from Financing Activities
Change in short-term debt — net	1,935	607
Repayment of debt (maturities greater than 90 days)	(1,551)	(853)
Proceeds from debt (maturities greater than 90 days)	1,064	12
Purchases of treasury stock	(4,373)	(3,538)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	739	1,372
Dividends paid to shareholders	(1,672)	(1,307)
Excess tax benefits from stock-based compensation	121	68
Purchase of noncontrolling interest	(699)	—
Other — net	(37)	(4)
Net cash used in financing activities	(4,473)	(3,643)

Effect of exchange rate changes on cash and cash equivalents	(44)	(22)

Net increase (decrease) in cash and cash equivalents	(652)	(543)
Cash and cash equivalents at beginning of year	2,581	2,883
Cash and cash equivalents at end of period	$1,929	$2,340

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of September 30, 2014, the Company had a balance of net monetary assets denominated in VEF of less than 125 million VEF and the SICAD1 and SICAD2 exchange rates were approximately 10 VEF and 50 VEF per U.S. dollar, respectively. Had 3M utilized the SICAD1 rate rather than the SICAD2 rate of exchange for remeasurement of such items as of September 30, 2014, the differential would not have had a material impact on 3M’s consolidated results of operations or financial condition.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (insignificant for the three months ended September 30, 2014; 1.8 million average options for the nine months ended September 30, 2014; insignificant for the three months ended September 30, 2013; and 2.6 million average options for the nine months ended September 30, 2013). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income attributable to 3M	$1,303	$1,230	$3,777	$3,556

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	645.3	679.8	652.9	686.4

Dilution associated with the Company’s stock-based compensation plans	12.6	12.0	12.8	11.3

Denominator for weighted average 3M common shares outstanding — diluted	657.9	691.8	665.7	697.7

Earnings per share attributable to 3M common shareholders — basic	$2.02	$1.81	$5.78	$5.18

Earnings per share attributable to 3M common shareholders — diluted	$1.98	$1.78	$5.67	$5.10

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

During the nine months ended September 30, 2014, the purchase price paid for business combinations (net of cash acquired) was $94 million, which related to 3M’s acquisition of Treo Solutions LLC (discussed below).

In April 2014, 3M (Health Care Business) purchased all of the outstanding equity interests of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

Purchased identifiable finite-lived intangible assets related to the acquisition which closed in the first nine months ended of 2014 totaled $34 million and will be amortized on a straight-line basis over a weighted-average life of six years (lives ranging from three to 10 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K) for information on 3M’s 2011 through 2013 acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill related to the acquisition which closed during the first nine months of 2014 totaled $65 million, none of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2013 and September 30, 2014, are as follows:

Goodwill

(Millions)	December 31, 2013 Balance	Acquisition activity	Translation and other	September 30, 2014 Balance
Industrial	$2,166	$—	$(66)	$2,100
Safety and Graphics	1,740	—	(48)	1,692
Electronics and Energy	1,612	—	(31)	1,581
Health Care	1,596	65	(44)	1,617
Consumer	231	—	(8)	223
Total Company	$7,345	$65	$(197)	$7,213

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

Acquired Intangible Assets

For the nine months ended September 30, 2014, changes in foreign currency exchange rates decreased the gross carrying amount of intangible assets, with this impact partially offset by gross intangible assets (excluding goodwill) acquired through business combinations. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2014, and December 31, 2013, follow:

(Millions)	September 30, 2014	December 31, 2013
Customer related intangible assets	$1,375	$1,411
Patents	590	602
Other technology-based intangible assets	415	406
Definite-lived tradenames	405	411
Other amortizable intangible assets	223	217
Total gross carrying amount	$3,008	$3,047

Accumulated amortization — customer related	(577)	(514)
Accumulated amortization — patents	(473)	(458)
Accumulated amortization — other technology-based	(210)	(179)
Accumulated amortization — definite-lived tradenames	(191)	(178)
Accumulated amortization — other	(166)	(159)
Total accumulated amortization	$(1,617)	$(1,488)

Total finite-lived intangible assets — net	$1,391	$1,559

Non-amortizable intangible assets (primarily tradenames)	125	129
Total intangible assets — net	$1,516	$1,688

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2014 and 2013 follows:

	Three months ended September 30, ,		Nine months ended September 30
(Millions)	2014	2013	2014	2013
Amortization expense	$56	$59	$170	$179

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2014:

(Millions)	Remainder of 2014	2015	2016	2017	2018	2019	After 2019
Amortization expense	$53	$202	$189	$174	$157	$145	$471

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

Net income	1,311		1,303			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(603)				(593)	(10)
Defined benefit pension and post-retirement plans adjustment	59				59	—
Debt and equity securities - unrealized gain (loss)	(1)				(1)	—
Cash flow hedging instruments - unrealized gain (loss)	68				68	—
Total other comprehensive income (loss), net of tax	(477)
Dividends declared	(550)		(550)
Purchase of subsidiary shares	(865)	(433)			25	(457)
Stock-based compensation, net of tax impacts	69	69
Reacquired stock	(1,283)			(1,283)
Issuances pursuant to stock option and benefit plans	155		(105)	260
Balance at September 30, 2014	$16,206	$4,286	$34,484	$(18,489)	$(4,108)	$33

Nine months ended September 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	3,819		3,777			42
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(456)				(462)	6
Defined benefit pension and post-retirement plans adjustment	180				180	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	61				61	—
Total other comprehensive income (loss), net of tax	(214)
Dividends declared	(1,105)		(1,105)
Purchase of subsidiary shares	(870)	(434)			25	(461)
Stock-based compensation, net of tax impacts	336	336
Reacquired stock	(4,438)			(4,438)
Issuances pursuant to stock option and benefit plans	730		(604)	1,334
Balance at September 30, 2014	$16,206	$4,286	$34,484	$(18,489)	$(4,108)	$33

Three months ended September 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at June 30, 2013	$18,319	$4,252	$31,716	$(12,926)	$(5,166)	$443

Net income	1,245		1,230			15
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	284				286	(2)
Defined benefit pension and post-retirement plans adjustment	92				92	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	(24)				(24)	—
Total other comprehensive income (loss), net of tax	354
Dividends declared	(431)		(431)
Stock-based compensation, net of tax impacts	66	66
Reacquired stock	(1,570)			(1,570)
Issuances pursuant to stock option and benefit plans	269		(103)	372
Balance at September 30, 2013	$18,252	$4,318	$32,412	$(14,124)	$(4,810)	$456

Nine months ended September 30, 2013

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehen- sive Income (Loss)	Non- controlling Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	3,605		3,556			49
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(393)				(334)	(59)
Defined benefit pension and post-retirement plans adjustment	268				268	—
Debt and equity securities - unrealized gain (loss)	(2)				(2)	—
Cash flow hedging instruments - unrealized gain (loss)	8				8	—
Total other comprehensive income (loss), net of tax	(119)
Dividends declared	(1,307)		(1,307)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	258	258
Reacquired stock	(3,609)			(3,609)
Issuances pursuant to stock option and benefit plans	1,376		(516)	1,892
Balance at September 30, 2013	$18,252	$4,318	$32,412	$(14,124)	$(4,810)	$456

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

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at June 30, 2014, net of tax	$(57)	$(3,594)	$—	$(15)	$(3,666)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(537)	—	(1)	98	(440)
Amounts reclassified out	—	89	—	9	98
Total other comprehensive income (loss), before tax	(537)	89	(1)	107	(342)
Tax effect	(56)	(30)	—	(39)	(125)
Total other comprehensive income (loss), net of tax	(593)	59	(1)	68	(467)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at September 30, 2014, net of tax	$(609)	$(3,551)	$(1)	$53	$(4,108)

Nine months ended September 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(403)	—	2	86	(315)
Amounts reclassified out	—	272	—	8	280
Total other comprehensive income (loss), before tax	(403)	272	2	94	(35)
Tax effect	(59)	(92)	(1)	(33)	(185)
Total other comprehensive income (loss), net of tax	(462)	180	1	61	(220)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at September 30, 2014, net of tax	$(609)	$(3,551)	$(1)	$53	$(4,108)

Three months ended September 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen- sive Income (Loss)
Balance at June 30, 2013, net of tax	$(390)	$(4,779)	$(6)	$9	$(5,166)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	240	—	3	5	248
Amounts reclassified out	—	144	—	(43)	101
Total other comprehensive income (loss), before tax	240	144	3	(38)	349
Tax effect	46	(52)	(1)	14	7
Total other comprehensive income (loss), net of tax	286	92	2	(24)	356
Balance at September 30, 2013, net of tax	$(104)	$(4,687)	$(4)	$(15)	$(4,810)

Nine months ended September 30, 2013

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehen sive Income (Loss)
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(344)	—	(3)	(109)	(456)
Amounts reclassified out	—	431	—	121	552
Total other comprehensive income (loss), before tax	(344)	431	(3)	12	96
Tax effect	10	(163)	1	(4)	(156)
Total other comprehensive income (loss), net of tax	(334)	268	(2)	8	(60)
Balance at September 30, 2013, net of tax	$(104)	$(4,687)	$(4)	$(15)	$(4,810)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

The previously reported before-tax amounts of other comprehensive income before reclassifications and amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2013 relative to foreign currency forward contracts in the table above and below were impacted by the immaterial revisions discussed in Note 9.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from Accumulated Other Comprehensive Income
(Millions) Details about Accumulated Other	Three months ended September 30,		Nine months ended September 30,
Comprehensive Income Components	2014	2013	2014	2013	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$—	$1	$1	See Note 8
Prior service benefit	15	19	45	59	See Note 8
Net actuarial loss	(105)	(163)	(318)	(491)	See Note 8
Total before tax	(89)	(144)	(272)	(431)
Tax effect	30	52	92	163	Provision for income taxes
Net of tax	$(59)	$(92)	$(180)	$(268)

Debt and equity security gains (losses)
Sales or impairments of securities	$	$—	$	$—	Selling, general and administrative expenses
Total before tax		—		—
Tax effect		—		—	Provision for income taxes
Net of tax	$	$—	$	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(7)	$1	$(9)	$(8)	Cost of sales
Foreign currency forward contracts		44		(111)	Interest expense
Commodity price swap contracts	(1)	(1)	2	(1)	Cost of sales
Interest rate swap contracts	(1)	(1)	(1)	(1)	Interest expense
Total before tax	(9)	43	(8)	(121)
Tax effect	3	(15)	3	44	Provision for income taxes
Net of tax	$(6)	$28	$(5)	$(77)
Total reclassifications for the period, net of tax	$(65)	$(64)	$(185)	$(345)

Purchase and Sale of Subsidiary Shares

On September 1, 2014, 3M (via Sumitomo 3M Limited) acquired Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen (approximately $865 million at closing date exchange rates). Upon completion of the transaction, 3M owned 100 percent of Sumitomo 3M Limited. Approximately $694 million was recorded as a financing activity in the statement of cash flows while the remainder was recorded as a current liability (paid in October 2014). This purchase of the remaining noncontrolling interest resulted in a decrease in 3M Company shareholder’s equity of $408 million and a decrease in noncontrolling interest equity of $457 million.

In April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was classified as a financing activity in the consolidated statement of cash flows.

The following table summarizes the effects of these 2014 transactions on equity attributable to 3M Company shareholders for the respective periods.

(Millions)	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net income attributable to 3M	$1,303	$3,777
Impact of purchase of subsidiary shares	(408)	(409)
Change in 3M Company shareholders’ equity from net income attributable to 3M and impact of purchase of subsidiary shares	$895	$3,368

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2013 and 2014. It is anticipated that the IRS will complete its examination of the Company for 2013 by the end of the first quarter of 2015 and for 2014 by the end of the first quarter of 2016. As of September 30, 2014, the IRS has not proposed any significant adjustments to the Company’s tax positions for any open tax years for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above. Currently, the Company is not able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2014 and December 31, 2013, respectively, are $238 million and $262 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $1 million of benefit and $7 million of expense for the three months ended September 30, 2014 and September 30, 2013, respectively, and approximately $14 million in benefit and $12 million of expense for the nine months ended September 30, 2014 and September 30, 2013, respectively. At September 30, 2014 and December 31, 2013, accrued interest and penalties in the consolidated balance sheet on a gross basis were $43 million and $62 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2014 was 30.3 percent, compared to 27.4 percent in the third quarter of 2013, an increase of 2.9 percentage points. Factors that increased the Company’s effective tax rate on a combined basis by 3.3 percentage points year-on-year included a one-time international tax impact related to the establishment of the distribution center of expertise in Europe, increased domestic manufacturer’s deduction in 2013, the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, and other items. Factors that decreased the Company’s effective tax rate on a combined basis by 0.4 percentage points year-on-year included international taxes as a result of changes to the geographic mix of income before taxes.

The effective tax rate for the first nine months of 2014 was 29.1 percent, compared to 28.0 percent in the first nine months of 2013, an increase of 1.1 percentage points. Factors which increased the Company’s effective tax rate by 1.7 percentage points for the first nine months of 2014 when compared to the same period for 2013 included the lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, increased domestic manufacturer’s deduction in 2013, the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, a one-time international tax impact related to the establishment of the distribution center of expertise in Europe, and other items. This increase was partially offset by a 0.6 percentage point decrease in international taxes as a result of changes to the geographic mix of income before taxes.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of September 30, 2014 and December 31, 2013, the Company had valuation allowances of $30 million and $23 million on its deferred tax assets, respectively.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2014	2013

U.S. government agency securities	$78	$103
Foreign government agency securities	85	30
Corporate debt securities	250	143
Commercial paper	14	60
Certificates of deposit/time deposits	43	20
U.S. municipal securities	—	2
Asset-backed securities:
Automobile loan related	162	287
Credit card related	74	52
Equipment lease related	42	30
Other	19	29
Asset-backed securities total	297	398

Current marketable securities	$767	$756

U.S. government agency securities	$70	$131
Foreign government agency securities	20	95
Corporate debt securities	539	638
Certificates of deposit/time deposits	—	20
U.S. treasury securities	49	49
Auction rate securities	12	11
Asset-backed securities:
Automobile loan related	221	298
Credit card related	118	128
Equipment lease related	30	37
Other	46	46
Asset-backed securities total	415	509

Non-current marketable securities	$1,105	$1,453

Total marketable securities	$1,872	$2,209

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At September 30, 2014, gross unrealized losses totaled approximately $2 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2013, gross unrealized losses totaled approximately $5 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2014 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2014

Due in one year or less	$427
Due after one year through five years	1,421
Due after five years through ten years	24
Due after ten years	—

Total marketable securities	$1,872

3M has a diversified marketable securities portfolio with a fair market value of $1.872 billion as of September 30, 2014. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $712 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At September 30, 2014, all asset-backed security investments were in compliance with this policy. Approximately 96.0 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings.

3M’s marketable securities portfolio includes auction rate securities that represent interests in investment grade credit default swaps; however, currently these holdings comprise less than one percent of this portfolio. The estimated fair value of auction rate securities was $12 million at September 30, 2014 and $11 million at December 31, 2013. Gross unrealized losses within accumulated other comprehensive income related to auction rate securities totaled $1 million (pre-tax) at September 30, 2014 and $2 million (pre-tax) at December 31, 2013. As of September 30, 2014, auction rate securities associated with these balances have been in a loss position for more than 12 months. Since the second half of 2007, these auction rate securities failed to auction due to sell orders exceeding buy orders. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 90 days. The funds associated with failed auctions will not be accessible until a successful auction occurs or a buyer is found outside of the auction process. Refer to Note 10 for a table that reconciles the beginning and ending balances of auction rate securities.

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

In July 2014, 3M repaid 1.025 billion Euros of maturing Eurobond notes. In August 2014, 3M amended and extended the existing $1.5 billion five-year revolving credit facility expiring in September 2017 to a $2.25 billion five-year agreement expiring in August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lender’s discretion). This revolving credit facility is undrawn at September 30, 2014. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2014, this ratio was approximately 59 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2014 and 2013 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Net periodic benefit cost (benefit)
Service cost	$60	$64	$36	$37	$16	$20
Interest cost	169	150	65	61	24	22
Expected return on plan assets	(261)	(262)	(79)	(75)	(22)	(22)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	1	1	(4)	(4)	(12)	(16)
Amortization of net actuarial (gain) loss	60	100	31	39	14	24
Net periodic benefit cost (benefit)	$29	$53	$48	$58	$20	$28
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$29	$53	$48	$58	$20	$28

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Net periodic benefit cost (benefit)
Service cost	$180	$192	$107	$109	$49	$60
Interest cost	507	449	194	183	72	66
Expected return on plan assets	(783)	(784)	(238)	(225)	(67)	(67)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	3	3	(12)	(13)	(36)	(49)
Amortization of net actuarial (gain) loss	182	300	93	119	43	72
Net periodic benefit cost (benefit)	$89	$160	$143	$172	$61	$82
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$89	$160	$143	$172	$61	$82

For the nine months ended September 30, 2014, contributions totaling $107 million were made to the Company’s U.S. and international pension plans and $5 million to its postretirement plans. For total year 2014, the Company expects to contribute approximately $200 million of cash to its global pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of future discretionary pension contributions could vary significantly depending on the U.S. plans’ funded status and the anticipated tax deductibility of the contributions. Future contributions will also depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In the third quarter of 2014, former U.S. employees who have a pension benefit for which they have not begun receiving payment (term vested) were offered a lump sum payout of their pension benefit. As a result of this action, the projected benefit obligation (PBO) liability is expected to be reduced in the fourth quarter of 2014 by $270 million, with the actual cash payout of approximately the same amount to be paid from the plan’s assets in the fourth quarter of 2014. The PBO liability reduction is 34% of the term vested eligible PBO and a 2% reduction in the overall U.S. pension PBO liability based on the December 31, 2013 valuation. There is no pension expense impact as a result of this action on 3M’s consolidated statement of income in 2014.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. Generally, 3M dedesignates these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and nine months ended September 30, 2014 and 2013. Beginning in the second quarter of 2014 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months. At September 30, 2014, the majority of the Company’s open foreign exchange forward and option contracts had maturities of one year or less. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2014 was approximately $2.2 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward physical contracts. The Company uses commodity price swaps relative to natural gas as cash flow hedges of forecasted transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted natural gas transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for the three and nine months ended September 30, 2014 and 2013. The dollar equivalent gross notional amount of the Company’s natural gas commodity price swaps designated as cash flow hedges at September 30, 2014 was $22 million.

Cash Flow Hedging — Interest Rate Contracts: In August 2011, in anticipation of the September 2011 issuance of $1 billion in five-year fixed rate notes, 3M executed a pre-issuance cash flow hedge on a notional amount of $400 million by entering into a forward-starting five-year floating-to-fixed interest rate swap. Upon debt issuance in September 2011, 3M terminated the floating-to-fixed interest rate swap. The termination of the swap resulted in a $7 million pre-tax loss ($4 million after-tax) that is amortized over the five-year life of the note and, when material, is included in the tables below as part of the loss recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

In August 2014, the Company entered into forward starting interest rate swaps with notional amounts totaling 200 million Euros as a hedge against interest rate volatility associated with the forecast issuance of fixed rate debt for general corporate purposes. At the time of future debt issuance, 3M will terminate the forward starting interest rate swap and any resulting gain or loss will be amortized over the life of the associated debt.

As of September 30, 2014, the Company had a balance of $53 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This net gain includes a $2 million balance (loss) related to a floating-to-fixed interest rate swap (discussed in second preceding paragraph), which is being amortized over the five-year life of the note. 3M expects to reclassify a majority of the remaining balance to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized in other comprehensive income on effective portion of derivative (“Gain Recognized in OCI”) and the pretax gain (loss) recognized in income on effective portion of derivative as a result of reclassification from accumulated other comprehensive income (“Gain Reclassified into Income”) for the three and nine months ended September 30, 2013 relative to foreign currency forward contracts. These immaterial corrections decreased both the previously presented amounts of the Gain Recognized in OCI and the Gain Reclassified into Income in the disclosure tables below by $15 million and $17 million for the three and nine months ended September 30, 2013, respectively. The revisions had no impact on the Company’s consolidated results of operations or financial condition.

Three months ended September 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$103	Cost of sales	$(7)	Cost of sales	$—
Commodity price swap contracts	(3)	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$98		$(9)		$—

Nine months ended September 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$90	Cost of sales	$(9)	Cost of sales	$—
Commodity price swap contracts	(2)	Cost of sales	2	Cost of sales	—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$86		$(8)		$—

Three months ended September 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(39)	Cost of sales	$1	Cost of sales	$—
Foreign currency forward contracts	44	Interest expense	44	Interest expense	—
Commodity price swap contracts	—	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$5		$43		$—

Nine months ended September 30, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$2	Cost of sales	$(8)	Cost of sales	$—
Foreign currency forward contracts	(110)	Interest expense	(111)	Interest expense	—
Commodity price swap contracts	(1)	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(109)		$(121)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2014 was $1 billion.

At September 30, 2014, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, was amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance was not part of the gain on hedged items recognized in income in the tables below. The remaining interest rate swap of 250 million Euros (notional amount) matured in July 2014.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2014	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2014	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$13	Interest expense	$(13)
Total		$13		$(13)

Three months ended September 30, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(3)	Interest expense	$3
Total		$(3)		$3

Nine months ended September 30, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(11)	Interest expense	$11
Total		$(11)		$11

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

In addition to the derivative instruments used as hedging instruments in net investment hedges, 3M also uses foreign currency denominated debt as nonderivative hedging instruments in certain net investment hedges. In July and December 2007, the Company issued seven-year fixed rate Eurobond securities for amounts of 750 million Euros and 275 million Euros, respectively. 3M designated each of these Eurobond issuances as hedging instruments of the Company’s net investment in its European subsidiaries. In the second and third quarter of 2014, the Company dedesignated 716 million Euros and 309 million Euros, respectively, of the seven-year Eurobond securities due in July 2014 from the net investment hedge relationship. Accordingly, changes in carrying value of this portion of the foreign currency denominated debt due to exchange rate changes were recorded in earnings through their July 2014 maturity.

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

In the second and third quarter of 2014, the Company entered into foreign currency forward contracts with notional amounts totaling 1.25 billion Euros, of which 550 million Euros matured and settled in September 2014 with 3M receiving net cash proceeds of $37 million. The remaining foreign currency forward contracts with a notional amount of 700 million Euros mature in November 2014. These forward contracts were designated as hedging instruments of the Company’s net investment in its European subsidiaries.

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

Three months ended September 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(54)	N/A	$—
Foreign currency forward contracts	55	N/A	—
Total	$1		$—

Nine months ended September 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(81)	N/A	$—
Foreign currency forward contracts	56	N/A	—
Total	$(25)		$—

Three months ended September 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(52)	N/A	$—
Total	$(52)		$—

Nine months ended September 30, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(35)	N/A	$—
Total	$(35)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the preceding Cash Flow Hedges section). In addition, 3M enters into foreign currency forward contracts and commodity price swaps to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and fluctuations in costs associated with the use of certain precious metals, respectively. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $6.9 billion as of September 30, 2014. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company revised amounts previously presented in the tables below for the gain (loss) on derivative recognized in income (“Gain Recognized in Income”) relative to foreign currency forward contracts. These immaterial corrections decreased the previously presented amounts of the Gain Recognized in Income in the disclosure tables below by $21 million for nine months ended September 30, 2013. The revisions had no impact on the Company’s consolidated results of operations or financial condition.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

Derivatives Not Designated as Hedging Instruments	Three months ended September 30, 2014 Gain (Loss) on Derivative Recognized in Income		Nine months ended September 30, 2014 Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$8	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(72)	Interest expense	(4)
Total		$(64)		$1

Derivatives Not Designated as Hedging Instruments	Three months ended September 30, 2013 Gain (Loss) on Derivative Recognized in Income		Nine months ended September 30, 2013 Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(16)	Cost of sales	$15
Foreign currency forward contracts	Interest expense	—	Interest expense	(6)
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$(16)		$8

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

September 30, 2014
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$81	Other current liabilities	$4
Foreign currency forward/option contracts	Other assets	26	Other liabilities	—
Commodity price swap contracts	Other current assets	—	Other current liabilities	3
Interest rate swap contracts	Other assets	23	Other liabilities	11
Total derivatives designated as hedging instruments		$130		$18

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$68	Other current liabilities	$46
Total derivatives not designated as hedging instruments		$68		$46

Total derivative instruments		$198		$64

December 31, 2013
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$24	Other current liabilities	$35
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	8	Other liabilities	7
Total derivatives designated as hedging instruments		$33		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$51	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$51		$68

Total derivative instruments		$84		$110

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2014, 3M has International Swaps and Derivatives Association (ISDA) agreements with 12 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 11 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

September 30, 2014

		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$198	$27	$—	$171
Derivatives not subject to master netting agreements	—			—
Total	$198			$171

September 30, 2014

		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$61	$27	$—	$34
Derivatives not subject to master netting agreements	3			3
Total	$64			$37

December 31, 2013

		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$83	$51	$—	$32
Derivatives not subject to master netting agreements	1			1
Total	$84			$33

December 31, 2013

		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$110	$51	$—	$59
Derivatives not subject to master netting agreements	—			—
Total	$110			$59

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $10 million for the three months ended September 30, 2014 and decreased net income attributable to 3M by approximately $64 million for the nine months ended September 30, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including both derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of converting Venezuelan bolivars into Euros and U.S. dollars, which 3M estimates on a combined basis increased net income attributable to 3M by approximately $7 million for three months ended September 30, 2014 and decreased net income attributable to 3M by approximately $18 million for the nine months ended September 30, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine months ended September 30, 2014 and 2013.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at	Fair Value Measurements
(Millions)	September 30,	Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$148	$—	$148	$—
Foreign government agency securities	105	—	105	—
Corporate debt securities	789	—	789	—
Certificates of deposit/time deposits	43	—	43	—
Commercial paper	14	—	14	—
Asset-backed securities:
Automobile loan related	383	—	383	—
Credit card related	192	—	192	—
Equipment lease related	72	—	72	—
Other	65	—	65	—
U.S. treasury securities	49	49	—	—
Auction rate securities	12	—	—	12
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	175	175	—	—
Interest rate swap contracts	23	—	23	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	50	50	—	—
Commodity price swap contracts	3	3	—	—
Interest rate swap contracts	11	—	11	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$234	$—	$234	$—
Foreign government agency securities	125	—	125	—
Corporate debt securities	781	—	781	—
Certificates of deposit/time deposits	40	—	40	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	585	—	585	—
Credit card related	180	—	180	—
Equipment lease related	67	—	67	—
Other	75	—	75	—
U.S. treasury securities	49	49	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	11	—	—	11
Investments	2	2	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	75	75	—	—
Commodity price swap contracts	1	1	—	—
Interest rate swap contracts	8	—	8	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	103	103	—	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
(Millions)	September 30,		September 30,
Marketable securities — auction rate securities only	2014	2013	2014	2013
Beginning balance	$12	$10	$11	$7
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	1	3
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	12	10	12	10

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2014 and 2013.

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

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities (repaid July 2014)	$—	$—	$1,424	$1,447
Long-term debt, excluding current portion	5,225	5,545	4,326	4,463

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at September 30, 2014 and December 31, 2013 due to the low interest rates and tightening of 3M’s credit spreads.

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

The following table shows the major categories of significant legal matters — respirator mask/asbestos litigation (including Aearo — described below), environmental remediation and other environmental liabilities — for which the Company has been able to estimate its probable liability and for which the Company has recorded accruals and the related insurance receivables:

Liability and Receivable Balances

(Millions)	September 30, 2014	December 31, 2013

Respirator mask/asbestos liabilities	$175	$152
Respirator mask/asbestos insurance receivables	41	58

Environmental remediation liabilities	$26	$27
Environmental remediation insurance receivables	11	11

Other environmental liabilities	$44	$48
Other environmental insurance receivables	15	15

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2014, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,230 individual claimants, compared to approximately 2,200 individual claimants with actions pending at December 31, 2013.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. The case has been inactive since the fourth quarter of 2007, other than a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. A hearing on that motion may occur in the first quarter of 2015. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first nine months of 2014 for respirator mask/asbestos liabilities by $52 million, $31 million of which occurred in the third quarter of 2014. In the first nine months of 2014, the Company made payments for fees and settlements of $28 million related to the respirator mask/asbestos litigation, $9 million of which occurred in the third quarter of 2014. As of September 30, 2014, the Company had accruals for respirator mask/asbestos liabilities of $151 million (excluding Aearo accruals). The Company cannot estimate the amount or range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2014, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $41 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, on January 5, 2007 the Company was served with a declaratory judgment action filed on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. – both part of the Continental Casualty Group) disclaiming coverage for respirator mask/asbestos claims. The action, in the District Court in Ramsey County, Minnesota, sought declaratory judgment regarding coverage provided by the policies and the allocation of covered costs among the policies issued by the various insurers. The action named, in addition to the Company, over 60 of the Company’s insurers. The plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants named in the amended complaint were dismissed because of settlements they had reached with the Company regarding the matters at issue in the lawsuit. In July 2013, the Company reached agreements in principle with the remaining insurers in the lawsuit. All of the settlement agreements have now been executed. In June 2014, the Court issued an order dismissing the case. During the first nine months of 2014, the Company received payments of $17 million from settlements with insurers. The final payment of $6 million from the insurers was received in the third quarter of 2014.

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

As of September 30, 2014, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2014, the Company, through its Aearo subsidiary, has recorded $24 million as the best estimate of the probable liabilities for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In June 2014, the court granted Aearo’s motion for summary judgment on all claims. Cabot has filed a motion for reconsideration, and Aearo has filed a motion for clarification of the court’s order granting Aearo summary judgment. In October 2014, the court denied Aearo’s motion for clarification. The court also denied, in part, Cabot’s motion for reconsideration and reaffirmed its ruling that Cabot retained liability for claims involving exposure to silica in coal mine dust. The court granted Cabot’s motion, in part, ruling that Aearo was not entitled to summary judgment on Cabot’s claim for equitable allocation, and on whether the 258 underlying claims were Cabot’s responsibility. These two issues remain in the case for further proceedings.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds (“PFCs”), including perfluorooctanyl compounds such as perfluorooctanoate (“PFOA”) and perfluorooctane sulfonate (“PFOS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company has on occasion identified the presence of precursor chemicals in materials received from suppliers that may ultimately degrade to PFOA, PFOS, or similar compounds. Upon such identification, the Company works to find alternatives for such materials.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both chemicals has expanded, the EPA has developed draft human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. The EPA has stated that following the peer review process it will revise its health effects documents and use them to establish lifetime health advisories for PFOS and PFOA in drinking water. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. Once finalized, the EPA stated that the lifetime health advisories are expected to supersede the provisional health advisories for PFOA and PFOS in drinking water issued by the EPA in 2009 — currently at 0.4 micrograms per liter for PFOA and 0.2 micrograms per liter for PFOS. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence.

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

In February 2014, the Company submitted its most recent environmental assessment report to the Illinois Environmental Protection Agency summarizing the levels of PFCs in the soil, groundwater and surface water at or near its manufacturing facility in Cordova, Illinois. The Company will continue to monitor PFCs at the site and is engaged in discussions with the Illinois EPA concerning next steps for the site. In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at the site, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC, and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there. In May 2013, the court stayed the case due to co-defendant Synagro’s bankruptcy filing. The parties are to report the status of the bankruptcy to the court on or before December 31, 2014.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2014, the Company had recorded liabilities of $26 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2014, the Company had recorded liabilities of $44 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of September 30, 2014, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. The parties will submit their briefs over the next several months. Oral argument is expected in May or June 2015, with a decision to follow thereafter.

For commercial litigation matters described in this section for which a liability has not been recorded, the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the TransWeb matter, where the Company’s range of potential exposure, if any, could be approximately $26 million.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications and that EDF thoroughly analyzed and tested the splices before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert submitted his report to the commercial court in May 2014. The expert found potential defects in 3M’s product and found that EDF incurred damages in excess of 100 million Euros. The expert’s opinion is not dispositive of liability or damages and is subject to numerous factual and legal challenges that will be raised with the court. The commercial court may take from six months to one year to render its decision.

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

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan. Awards under this plan may be issued in the form of Incentive Stock Options, Nonqualified Stock Options, Progressive Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock Awards, and Performance Units and Performance Shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 29,004,028 as of September 30, 2014.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the nine months ended September 30, 2014 and 2013.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Cost of sales	$9	$5	$42	$23
Selling, general and administrative expenses	31	36	143	149
Research, development and related expenses	7	6	36	25

Stock-based compensation expenses	$47	$47	$221	$197

Income tax benefits	$(14)	$(14)	$(67)	$(59)

Stock-based compensation expenses, net of tax	$33	$33	$154	$138

The following table summarizes stock option activity during the nine months ended September 30, 2014:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	43,938,778	$83.84
Granted:
Annual	5,736,183	126.77
Exercised	(7,765,197)	82.63
Canceled	(189,110)	104.46
September 30	41,720,654	$89.88	66	$2,161
Options exercisable
September 30	29,955,673	$81.43	51	$1,805

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2014, there was $73 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $437 million and $444 million during the nine months ended September 30, 2014 and 2013, respectively. Cash received from options exercised was $642 million and $1.282 billion for the nine months ended September 30, 2014 and 2013, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $161 million and $164 million during the nine months ended September 30, 2014 and 2013, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2014:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	3,105,361	$92.31
Granted:
Annual	798,615	126.79
Other	27,668	142.83
Vested	(1,091,410)	90.43
Forfeited	(51,287)	98.21
As of September 30	2,788,947	$103.31

As of September 30, 2014, there was $93 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2014 and 2013 was $144 million and $113 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $54 million and $42 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2014:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	895,635	$88.12
Granted	298,898	124.41
Distributed	(277,357)	84.74
Performance change	65,653	110.72
Forfeited	(33,679)	109.31
As of September 30	949,150	$101.34

As of September 30, 2014, there was $26 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. During the nine months ended September 30, 2014 and September 30, 2013, the total fair value of performance shares that were distributed were $35 million and $52 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the nine months ended September 30, 2014 and September 30, 2013 were $11 million and $16 million, respectively.

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

The financial information presented herein reflects the impact of the preceding product move between business segments for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net Sales
Industrial	$2,772	$2,692	$8,363	$8,068
Safety and Graphics	1,448	1,429	4,365	4,262
Electronics and Energy	1,500	1,449	4,233	4,066
Health Care	1,390	1,328	4,180	3,975
Consumer	1,177	1,153	3,395	3,332
Corporate and Unallocated	3	3	5	6
Elimination of Dual Credit	(153)	(138)	(439)	(407)
Total Company	$8,137	$7,916	$24,102	$23,302

Operating Income
Industrial	$616	$571	$1,851	$1,753
Safety and Graphics	340	313	1,011	973
Electronics and Energy	338	300	858	733
Health Care	432	426	1,293	1,247
Consumer	272	247	741	719
Corporate and Unallocated	(63)	(88)	(184)	(249)
Elimination of Dual Credit	(34)	(30)	(97)	(89)
Total Company	$1,901	$1,739	$5,473	$5,087

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2014, and the related consolidated statements of income and comprehensive income, for the three-month and nine-month periods ended September 30, 2014 and 2013, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and 2013.  These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2014

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

Net income attributable to 3M was $1.303 billion, or $1.98 per diluted share, in the third quarter of 2014, compared to $1.230 billion, or $1.78 per diluted share, in the third quarter of 2013. Third-quarter 2014 sales increased 2.8 percent to $8.1 billion. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 5.4 percent in Health Care, 4.3 percent in Electronics and Energy, 4.2 percent in Industrial, and 3.1 percent in both the Consumer business segment and Safety and Graphics business segment. For the Company in total, organic local-currency sales grew 3.9 percent, with higher organic volumes contributing 3.2 percent and selling price increases contributing 0.7 percent. Acquisitions added 0.1 percent to sales, which related to the April 2014 acquisition of Treo Solutions LLC (Health Care business segment). Foreign currency translation reduced worldwide sales by 1.2 percent year-on-year, with Latin American/Canada sales reduced by 4.3 percent, Europe sales reduced by 2.1 percent, and Asia Pacific sales reduced by 0.8 percent.

On a geographic basis, third-quarter 2014 organic local-currency sales growth was positive across all major geographic areas for the sixth consecutive quarter. The United States led with organic local-currency sales growth of 6.0 percent, including Industrial at 8 percent, Safety and Graphics at 7 percent, and Health Care at 6 percent.

Asia Pacific local-currency sales growth was 4.9 percent, led by Health Care at 9 percent, and Electronics and Energy at 7 percent. Based on sales, Electronics and Energy is the largest business segment in Asia Pacific, with results significantly impacted by electronics-related divisions (Display Materials and Systems Division, and the Electronics Materials Solutions Division). Organic local-currency sales growth was 7 percent in Japan, or 3 percent without electronics-related businesses. China/Hong Kong organic local-currency sales growth was 4 percent, or 3 percent without electronics-related businesses, impacted by a challenging sales growth comparison due to last year’s strong third quarter growth. Refer to the Electronic and Energy business segment section for additional discussion of electronics-related businesses.

In EMEA, organic local-currency sales increased 0.8 percent. Organic local-currency sales growth was led by Middle East/Africa and Central/East Europe, and declined slightly in West Europe. Organic local-currency sales growth in EMEA was positive in Health Care, Safety and Graphics, and Industrial, but declined in both Electronics and Energy, and Consumer.

In Latin America/Canada, organic local-currency sales grew 0.4 percent, led by Health Care. Organic sales growth was more than 10 percent in Mexico, and Brazil grew approximately 4 percent. 3M continues to manage the currency risks related to Venezuela. Sales were down in the third quarter of 2014 in Venezuela, which reduced organic local-currency sales growth across Latin American/Canada by 6 percentage points. Since Venezuela is considered highly inflationary, 3M’s Venezuelan subsidiary’s functional currency is considered to be that of its parent. As a result, exchange rate effects of remeasuring Venezuelan Bolivar-denominated sales were reflected in organic local-currency growth as opposed to being part of the translation element of overall sales change.

Operating income increased 9.4 percent in the third quarter and operating margins were 23.4 percent, a margin increase of 1.4 percentage points year-on-year. These results benefited from the combination of selling price increases and raw material cost decreases, lower pension and postretirement benefit costs, leverage from organic volume growth, plus productivity and other items. These benefits were partially offset by the impact of strategic investments. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 30.3 percent in the third quarter, up 2.9 percentage points versus last year’s third quarter. This higher rate decreased earnings per diluted share by approximately 8 cents. Weighted-average diluted shares outstanding in the third quarter of 2014 declined 4.9 percent year-on-year to 657.9 million, which increased earnings per diluted share by approximately 10 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 2 cents.

In the first nine months of 2014, net income attributable to 3M was $3.777 billion, or $5.67 per diluted share, compared to $3.556 billion, or $5.10 per diluted share, in the first nine months of 2013. First nine months 2014 sales increased 3.4 percent to $24.1 billion. 3M achieved organic local-currency sales growth in all five of its business segments. Organic local-currency sales increased 5.6 percent in Health Care, 4.9 percent in Electronics and Energy, 4.6 percent in Industrial, 4.1 percent in Safety and Graphics, and 3.3 percent in Consumer. For the Company in total, organic local-currency sales grew 4.5 percent, with higher organic volumes contributing 3.5 percent and selling price increases contributing 1.0 percent. Foreign currency translation reduced worldwide sales by 1.1 percent year-on-year. Foreign currency translation reduced Latin America/Canada sales by 7.1 percent and Asia Pacific sales by 1.7 percent, while EMEA sales benefited by 1.2 percent.

The following table contains sales and operating income results by business segment for the three months ended September 30, 2014 and 2013. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2014		2013		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,772	$616	$2,692	$571	3.0%	7.9%
Safety and Graphics	1,448	340	1,429	313	1.3	8.8
Electronics and Energy	1,500	338	1,449	300	3.5	12.5
Health Care	1,390	432	1,328	426	4.7	1.4
Consumer	1,177	272	1,153	247	2.1	10.1
Corporate and Unallocated	3	(63)	3	(88)
Elimination of Dual Credit	(153)	(34)	(138)	(30)
Total Company	$8,137	$1,901	$7,916	$1,739	2.8%	9.4%

Sales in the third quarter of 2014 increased 2.8 percent, with sales growth in Health Care at 4.7 percent, Electronics and Energy at 3.5 percent, Industrial at 3.0 percent, Consumer at 2.1 percent, and Safety and Graphics at 1.3 percent. Total company organic local-currency sales increased 3.9 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation reduced sales by 1.2 percent. All five of 3M’s business segments achieved operating income margins in excess of 22 percent. Worldwide operating income margins for the third quarter of 2014 were 23.4 percent, compared to 22.0 percent for the third quarter of 2013.

3M generated $4.443 billion of operating cash flows in the first nine months of 2014, an increase of $619 million when compared to the first nine months of 2013. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This new program has no pre-established end date. In the first nine months of 2014, the Company purchased $4.373 billion of stock, of which a portion was under the previous authorization, compared to $3.538 billion of stock purchases in the first nine months of 2013. As of September 30, 2014, approximately $7.9 billion remained available under the February 2014 authorization. The Company expects to purchase $5.5 billion to $6.0 billion of stock in 2014. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 35 percent. This marked the 56th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 31 percent at September 30, 2014 and 25 percent at December 31, 2013. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa2 credit rating with a negative outlook from Moody’s Investors Service. In August 2014, Moody’s Investor Service reaffirmed 3M’s Aa2 credit rating, but changed 3M’s outlook from stable to negative. 3M’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $200 million of cash to its global pension and postretirement plans in 2014. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. 3M expects defined benefit pension and postretirement expense in 2014 to decrease by approximately $160 million pre-tax when compared to 2013. The change in both defined benefit and defined contribution plan expenses would increase earnings in 2014 by approximately 15 cents per diluted share when compared to 2013. Refer to Note 8 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans. In addition, 3M currently expects that its effective tax rate for 2014 will be approximately 28.5 to 29.0 percent, compared to 28.1 percent for 2013. The 2014 estimate assumes that the U.S. research and development credit will be reinstated for 2014.

As discussed in Note 4, on September 1, 2014, 3M purchased (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen (approximately $865 million at closing date exchange rates). Since this subsidiary was already being fully consolidated in 3M results, this transaction had no impact on operating income margins. However, since 3M now owns 100 percent of Sumitomo 3M Limited, the elimination of net income attributable to noncontrolling interest in this subsidiary (25 percent) is no longer required. This will add approximately $0.08 per diluted share to earnings during the first twelve months following closing (September 2014 through August 2015), of which approximately a $0.01 per diluted share benefit was realized in the third quarter of 2014. In addition, as a result of this transaction, the balance sheet amount for noncontrolling interest equity was reduced by approximately $460 million when compared to the June 30, 2014 balance.

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

RESULTS OF OPERATIONS

Percent change information compares the third quarter of 2014 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended September 30, 2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$3,075	$2,438	$1,725	$900	$(1)	$8,137
% of worldwide sales	37.8%	30.0%	21.2%	11.0%	—	100.0%
Components of net sales change:
Volume — organic	5.8%	4.9%	(0.2)%	(2.8)%	—	3.2%
Price	0.2	—	1.0	3.2	—	0.7
Organic local-currency sales	6.0	4.9	0.8	0.4	—	3.9
Acquisitions	0.2	—	—	—	—	0.1
Translation	—	(0.8)	(2.1)	(4.3)	—	(1.2)
Total sales change	6.2%	4.1%	(1.3)%	(3.9)%	—	2.8%

Sales in the third quarter of 2014 increased 2.8 percent when compared to the third quarter of 2013. Organic local-currency sales grew 3.9 percent, with increases of 6.0 percent in the United States, 4.9 percent in Asia Pacific, 0.8 percent in Europe, Middle East and Africa (EMEA), and 0.4 percent in Latin America/Canada. Organic local-currency sales growth was 3.7 percent across all developing markets, and 4.0 percent in developed markets. Currency impacts reduced third quarter 2014 worldwide sales by 1.2 percent, with Latin American/Canada sales reduced by 4.3 percent, EMEA sales reduced by 2.1 percent, and Asia Pacific sales reduced by 0.8 percent.

Worldwide selling prices rose 0.7 percent in the third quarter of 2014. Selling prices continue to be supported by technology innovation, which is a key fundamental strength of the Company, helping to drive unique customer solutions and an increasing flow of new products. 3M also began raising selling prices in mid-2013 to help offset currency weakness in select developing countries. This will result in 3M’s price performance moderating in the second half of 2014, as reflected in third quarter results.

	Nine months ended September 30, 2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$8,782	$7,170	$5,516	$2,641	$(7)	$24,102
% of worldwide sales	36.4%	29.7%	22.9%	11.0%	—	100.0%
Components of net sales change:
Volume — organic	3.9%	5.9%	2.1%	(1.6)%	—	3.5%
Price	0.5	0.2	1.0	4.8	—	1.0
Organic local-currency sales	4.4	6.1	3.1	3.2	—	4.5
Acquisitions	0.1	—	—	—	—	—
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(1.7)	1.2	(7.1)	—	(1.1)
Total sales change	4.4%	4.4%	4.3%	(3.9)%	—	3.4%

Sales in the first nine months of 2014 increased 3.4 percent when compared to the first nine months of 2013. Organic local-currency sales grew 4.5 percent, with increases of 6.1 percent in Asia Pacific, 4.4 percent in the United States, 3.2 percent in Latin America/Canada, and 3.1 percent in EMEA. Organic local-currency sales growth was 5.0 percent across all developing markets, and 4.1 percent in developed markets. Currency impacts reduced first nine months 2014 worldwide sales growth by 1.1 percent.

Worldwide selling prices rose 1.0 percent in the first nine months of 2014, as 3M continues to experience positive selling price changes across most of its businesses. As discussed in third-quarter results above, 3M also began raising selling prices in mid-2013 to help offset currency weakness in select developing countries.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2014	2013	Change	2014	2013	Change
Cost of sales	51.7%	52.4%	(0.7)%	51.6%	52.1%	(0.5)%
Selling, general and administrative expenses	19.6	20.3	(0.7)	20.2	20.6	(0.4)
Research, development and related expenses	5.3	5.3	—	5.5	5.5	—
Operating income	23.4%	22.0%	1.4%	22.7%	21.8%	0.9%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2014 to decrease by approximately $160 million pre-tax when compared to 2013, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s Current Report on Form 8-K dated May 15, 2014 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations) for background concerning this reduction. The year-on-year decrease in defined benefit pension and postretirement expense for the third quarter and first nine months was $42 million and $121 million, respectively.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs. Cost of sales as a percent of net sales was 51.7 percent in the third quarter and 51.6 percent for the first nine months of 2014, down 0.7 and 0.5 percentage points, respectively, from the same periods last year. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices rose 0.7 percent and 1.0 percent in the third quarter and first nine months, respectively. Raw material cost deflation was approximately 1.5 percent favorable year-on-year for both the third quarter and first nine months. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), along with organic volume leverage, decreased cost of sales as a percent of sales.

Selling, General and Administrative Expenses:

SG&A in dollars decreased 0.7 percent and increased 1.4 percent in the third quarter and first nine months of 2014, respectively, when compared to the same periods last year. Third quarter and first nine months 2014 SG&A included strategic investments in business transformation and 3M’s global enterprise resource planning (ERP) implementation, while lower pension and postretirement expense benefitted SG&A. SG&A, measured as a percent of sales, was 19.6 percent of sales in the third quarter of 2014 and 20.2 percent of sales in the first nine months of 2014, compared to 20.3 percent and 20.6 percent in the same periods last year, respectively.

Research, Development and Related Expenses:

R&D in dollars increased 3.3 percent in the third quarter and 4.5 percent in the first nine months of 2014 when compared to the same periods last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation, which refers to innovation that helps create a new market and which eventually disrupts an existing market. These increases were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, was 5.5 percent of sales in both the first nine months of 2014 and 2013.

Operating Income:

Operating income margins were 23.4 percent in the third quarter of 2014 compared to 22.0 in the third quarter of 2013, an increase of 1.4 percentage points. These results included a 0.8 percentage point benefit from the combination of higher selling prices and lower raw material costs. Underlying selling prices remained firm across many of 3M’s businesses, supported by technology innovation and strong new product flow. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.2 percentage points. Productivity and other items provided a 0.5 percentage point benefit. Items that reduced operating income margins included a 0.4 percentage point impact from strategic investments. Strategic investments included incremental increases in new disruptive R&D programs, business transformation and ERP costs, the establishment of a new manufacturing, supply chain and distribution center of expertise in Europe, plus selective restructuring, all of which are expected to strengthen 3M for the future. Foreign exchange impacts reduced operating income margins by 0.1 percentage points and the Treo acquisition also reduced margins by 0.1 percentage points as 3M integrates that business.

Operating income margins were 22.7 percent in the first nine months of 2014 compared to 21.8 in the first nine months of 2013, an increase of 0.9 percentage points. These results included a 1.1 percentage point benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.3 percentage points. Items that reduced operating income margins included a 0.6 percentage point impact from strategic investments, which included disruptive R&D, business transformation and ERP costs, the center of expertise in Europe, and selective restructuring. Foreign exchange impacts reduced operating income margins by 0.4 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Interest expense	$28	$33	$110	$113
Interest income	(7)	(10)	(25)	(30)
Total	$21	$23	$85	$83

Interest expense was lower in the third quarter and first nine months of 2014 compared to the same periods last year, primarily due to lower U.S. borrowing costs as debt maturities were replaced with lower cost financing from commercial paper and lower interest rates on new debt issuances. Capitalized interest related to property, plant and equipment construction in progress is recorded as a reduction to interest expense. The amounts shown in the table above for interest expense are net of capitalized interest amounts of $4 million, $7 million, $14 million, and $19 million, in the third quarter of 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, respectively. Interest income in the third quarter and first nine months of 2014 was lower when compared to the same periods last year due to lower cash balances.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2014	2013	2014	2013
Effective tax rate	30.3%	27.4%	29.1%	28.0%

The effective tax rate for the third quarter of 2014 was 30.3 percent, compared to 27.4 percent in the third quarter of 2013, an increase of 2.9 percentage points. Factors that increased the Company’s effective tax rate on a combined basis by 3.3 percentage points year-on-year included a one-time international tax impact related to the establishment of the distribution center of expertise in Europe, increased domestic manufacturer’s deduction in 2013, the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, and other items. Factors that decreased the Company’s effective tax rate on a combined basis by 0.4 percentage points year-on-year included international taxes as a result of changes to the geographic mix of income before taxes.

The effective tax rate for the first nine months of 2014 was 29.1 percent, compared to 28.0 percent in the first nine months of 2013, an increase of 1.1 percentage points. Factors which increased the Company’s effective tax rate by 1.7 percentage points for the first nine months of 2014 when compared to the same period for 2013 included the lapse of the U.S. research and development credit as of January 1, 2014, adjustments to the Company’s income tax reserves, increased domestic manufacturer’s deduction in 2013, the 2013 restoration of tax basis on certain assets for which depreciation was previously limited, a one-time international tax impact related to the establishment of the distribution center of expertise in Europe, and other items. This increase was partially offset by a 0.6 percentage point decrease in international taxes as a result of changes to the geographic mix of income before taxes. Refer to Note 5 for further discussion of income taxes.

During 2014, the Company established a new manufacturing, supply chain, and distribution center of expertise in Europe. As a result of this establishment, the Company incurred jurisdictional tax charges related to the transfer of certain functions to the center of expertise.

The Company currently expects that its effective tax rate for total year 2014 will be approximately 28.5 to 29.0 percent, with the high end of the range assuming the lapse of the U.S. research and development credit. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net income attributable to noncontrolling interest	$8	$15	$42	$49

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts have largely related to Sumitomo 3M Limited (Japan), which was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 4, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest will be significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $10 million for the three months ended September 30, 2014 and decreased net income attributable to 3M by approximately $64 million for the nine months ended September 30, 2014. This estimate includes the effect of translating profits from local currencies into U.S. dollars and the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad. This estimate also includes year-on-year currency effects from transaction gains and losses, including both derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of converting Venezuelan bolivars into Euros and U.S. dollars, which 3M estimates on a combined basis increased net income attributable to 3M by approximately $7 million for three months ended September 30, 2014 and decreased net income attributable to 3M by approximately $18 million for the nine months ended September 30, 2014. Refer to Note 9 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

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

Corporate and Unallocated operating expenses improved by $25 million and $65 million in the third quarter and first nine months of 2014, respectively, when compared to the same periods last year. A majority of this decrease was due to lower pension and postretirement benefit expenses, which declined year-on-year by $42 million and $121 million, respectively, when compared to the same periods last year. Of this reduction, $29 million and $87 million, respectively, was allocated to Corporate and Unallocated. In addition, the sale of certain real estate benefited the second and third quarter of 2014.

Operating Business Segments:

Each of 3M’s five business segments is absorbing incremental investments in 2014 related to business transformation and global ERP implementation. This resulted in a 0.30 percentage point year-on-year reduction in operating income margins for each of the five business segments in both the third-quarter and first nine months of 2014 when compared to the same periods last year.

Information related to 3M’s business segments for the third quarter and first nine months of both 2014 and 2013 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales (millions)	$2,772	$2,692	$8,363	$8,068
Sales change analysis:
Organic local currency	4.2%	6.2%	4.6%	4.1%
Acquisitions	—	4.1	—	4.1
Translation	(1.2)	(1.7)	(0.9)	(1.6)
Total sales change	3.0%	8.6%	3.7%	6.6%

Operating income (millions)	$616	$571	$1,851	$1,753
Percent change	7.9%	0.2%	5.6%	(0.2)%
Percent of sales	22.2%	21.2%	22.1%	21.7%

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

Third quarter of 2014:

Sales in Industrial totaled $2.8 billion, up 3.0 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, and foreign currency translation reduced sales by 1.2 percent. On an organic local-currency basis, sales growth was led by aerospace and commercial transportation, 3M Purification Inc., automotive OEM, advanced materials, and industrial adhesives and tapes. Organic local-currency sales also grew in abrasive systems and automotive aftermarket. Organic local-currency sales declined in personal care.

Geographically, organic local-currency sales increased 8 percent in the United States. U.S. growth was broad based, with strong performances in automotive aftermarket, abrasives, and industrial adhesives and tapes, along with aerospace and commercial transportation, and automotive OEM. Organic local-currency growth was 4 percent in Asia Pacific and 1 percent in EMEA, while Latin America/Canada declined 1 percent.

Operating income was $616 million in the third quarter of 2014, an increase of 7.9 percent. Operating income margins increased by 1.0 percentage point to 22.2 percent. Operating income margins improved due to sales volume leverage, plus the combination of selling price increases and raw material costs decreases, partially offset by incremental investments. As indicated in the preceding Operating Business Segments section, each of 3M’s five business segments is absorbing incremental investments in 2014 related to business transformation and global ERP implementation. This reduced margins in each of the businesses by approximately 0.3 percentage points year-on-year.

First nine months of 2014:

Sales in Industrial totaled $8.4 billion, up 3.7 percent in U.S. dollars. Organic local-currency sales increased 4.6 percent, and foreign currency translation reduced sales by 0.9 percent. On an organic local-currency basis, sales growth was led by 3M Purification Inc., aerospace and commercial transportation, automotive OEM, advanced materials, and abrasive systems. Organic local-currency sales also grew in industrial adhesives and tapes, and automotive aftermarket. Organic local-currency sales declined in personal care.

Geographically, organic local-currency sales increased 5 percent in both the United States and Asia Pacific, 4 percent in EMEA, and 2 percent in Latin America/Canada.

Operating income was $1.9 billion in the first nine months of 2014, an increase of 5.6 percent. Operating income margins increased by 0.4 percentage points to 22.1 percent. Operating income margins improved due to sales volume leverage, plus the combination of selling price increases and raw material cost decreases, partially offset by incremental investments as discussed in third quarter results.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales (millions)	$1,448	$1,429	$4,365	$4,262
Sales change analysis:
Organic local currency	3.1%	8.0%	4.1%	3.9%
Acquisitions	—	0.9	—	1.7
Translation	(1.8)	(2.3)	(1.7)	(2.0)
Total sales change	1.3%	6.6%	2.4%	3.6%

Operating income (millions)	$340	$313	$1,011	$973
Percent change	8.8%	7.0%	3.9%	(1.7)%
Percent of sales	23.5%	21.9%	23.2%	22.8%

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

Third quarter of 2014:

Sales in Safety and Graphics totaled $1.4 billion, up 1.3 percent in U.S. dollars. Organic local-currency sales increased 3.1 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was led by personal safety, and traffic safety and security systems. Organic local-currency sales also grew in the commercial solutions business. Sales in the roofing granules business declined year-on-year.

Organic local-currency sales increased 7 percent in the United States, 3 percent in Europe, were flat in Latin America/Canada, and declined 1 percent in Asia Pacific.

Operating income in the third quarter of 2014 totaled $340 million, up 8.8 percent. Operating income margins were 23.5 percent of sales, compared to 21.9 percent in the third quarter of 2013. Operating income margins benefited from organic volume leverage plus selling price increases, partially offset by incremental investments related to business transformation and global ERP implementation, plus selective restructuring.

First nine months of 2014:

Sales in Safety and Graphics totaled $4.4 billion, up 2.4 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, sales growth was led by personal safety. 3M also saw positive organic local-currency sales growth in commercial solutions, and traffic safety and security systems. Sales in the roofing granules business declined year-on-year.

Organic local-currency sales increased 5 percent in both the United States and Europe, and 3 percent in both Asia Pacific and Latin America/Canada.

Operating income in the first nine months of 2014 totaled $1.0 billion, up 3.9 percent. Operating income margins were 23.2 percent of sales, compared to 22.8 percent in the first nine months of 2013. Operating income margins were impacted by the same factors discussed in third quarter results.

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales (millions)	$1,500	$1,449	$4,233	$4,066
Sales change analysis:
Organic local currency	4.3%	3.8%	4.9%	—%
Translation	(0.8)	(1.3)	(0.8)	(1.2)
Total sales change	3.5%	2.5%	4.1%	(1.2)%

Operating income (millions)	$338	$300	$858	$733
Percent change	12.5%	3.2%	17.0%	(9.2)%
Percent of sales	22.5%	20.7%	20.3%	18.0%

The Electronics and Energy segment serves customers in electronics and energy markets, including solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks; and power generation and distribution. This segment’s electronics solutions include optical film solutions for the electronic display industry; packaging and interconnection devices; high-performance fluids and abrasives; high-temperature and display tapes; 3M™ Flexible Circuits, which use electronic packaging and interconnection technology; and touch systems products, which include touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; infrastructure products that provide both protection and detection solutions; a wide array of fiber-optic and copper-based telecommunications systems; and renewable energy component solutions for the solar and wind power industries.

Third quarter of 2014:

Electronics and Energy sales totaled $1.5 billion, up 3.5 percent in U.S. dollars. Organic local-currency sales increased 4.3 percent, and foreign currency translation reduced sales by 0.8 percent.

Organic local-currency sales increased approximately 8 percent in 3M’s electronics-related businesses, with strong growth in both display materials and systems and in electronics materials solutions. In 3M’s energy-related businesses, organic local-currency sales declined approximately 2 percent. Organic local-currency sales in the electrical markets business was flat, while telecommunications and renewable energy both declined year-on-year.

On a geographic basis, organic local-currency sales increased 7 percent in Asia Pacific, 3 percent in the United States, and were flat in Latin America/Canada. Organic local-currency sales declined 6 percent in EMEA.

Operating income increased 12.5 percent to $338 million in the third quarter of 2014. Operating income margins were 22.5 percent compared to 20.7 percent in the third quarter of 2013, helped by sales volume leverage.

First nine months of 2014:

Electronics and Energy sales totaled $4.2 billion, up 4.1 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 0.8 percent.

Organic local-currency sales increased approximately 8 percent in 3M’s electronics-related businesses, with strong growth in display materials and systems. In 3M’s energy-related businesses, organic local-currency sales increased approximately 1 percent, led by telecommunications. Organic local-currency sales growth was flat in the electrical markets business, while renewable energy declined.

On a geographic basis, organic local-currency sales increased 7 percent in Asia Pacific, 6 percent in Latin America/Canada, and were flat in both the United States and EMEA.

Operating income increased 17.0 percent to $858 million in the first nine months of 2014. Operating income margins were 20.3 percent compared to 18.0 percent in the first nine months of 2013, helped by sales volume leverage and actions taken to improve the portfolio over the last two years.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales (millions)	$1,390	$1,328	$4,180	$3,975
Sales change analysis:
Organic local currency	5.4%	6.8%	5.6%	5.5%
Acquisitions	0.5	—	0.3	0.1
Translation	(1.2)	(1.3)	(0.7)	(1.3)
Total sales change	4.7%	5.5%	5.2%	4.3%

Operating income (millions)	$432	$426	$1,293	$1,247
Percent change	1.4%	6.7%	3.7%	2.9%
Percent of sales	31.0%	32.1%	30.9%	31.4%

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

Third quarter of 2014:

Health Care sales totaled $1.4 billion, an increase of 4.7 percent in U.S. dollars. Organic local-currency sales increased 5.4 percent, acquisitions added 0.5 percent, and foreign currency translation reduced sales by 1.2 percent. Organic local-currency sales grew in all businesses, with the strongest growth in drug delivery systems and health information systems.

Acquisition sales growth related to the April 2014 purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased 9 percent in Asia Pacific, 6 percent in both Latin America/Canada and the United States, and 3 percent in EMEA. Health Care organic local-currency sales grew 11 percent in developing markets.

Operating income increased 1.4 percent to $432 million. Operating income margins were 31.0 percent in the third quarter of 2014, compared to 32.1 percent in the third quarter of 2013, with acquisition impacts reducing operating income margins by 0.4 percentage points. The third quarter of 2013 included a gain from the sale of a non-strategic equity method investment, which benefited third-quarter 2013 operating income margins by 1.4 percentage points.

First nine months of 2014:

Health Care sales totaled $4.2 billion, an increase of 5.2 percent in U.S. dollars. Organic local-currency sales increased 5.6 percent, acquisitions added 0.3 percent, and foreign currency translation reduced sales by 0.7 percent. Organic local-currency sales grew in all businesses, with the strongest growth in drug delivery systems, health information systems, and critical and chronic care.

On a geographic basis, organic local-currency sales increased 8 percent in both Asia Pacific and Latin America/Canada, 6 percent in the United States, and 2 percent in EMEA. Health Care organic local-currency sales grew 11 percent in developing markets.

Operating income increased 3.7 percent to $1.3 billion. Operating income margins were 30.9 percent in the first nine months of 2014, compared to 31.4 percent in the first nine months of 2013, with acquisition impacts reducing operating income margins by 0.3 percentage points. As discussed in the third quarter results above, the gain from the sale of a non-strategic equity method investment benefited first nine months 2013 operating income margins by 0.5 percentage points.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales (millions)	$1,177	$1,153	$3,395	$3,332
Sales change analysis:
Organic local currency	3.1%	4.2%	3.3%	3.6%
Divestitures	—	(0.2)	(0.2)	(0.1)
Translation	(1.0)	(1.9)	(1.2)	(1.7)
Total sales change	2.1%	2.1%	1.9%	1.8%

Operating income (millions)	$272	$247	$741	$719
Percent change	10.1%	0.6%	3.1%	1.3%
Percent of sales	23.2%	21.5%	21.8%	21.6%

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

Third quarter of 2014:

Sales in Consumer totaled $1.2 billion, up 2.1 percent in U.S. dollars. Organic local-currency sales increased 3.1 percent, and foreign currency translation reduced sales by 1.0 percent. On an organic local-currency basis, sales growth was led by construction and home improvement. 3M also posted positive sales growth in its consumer health care and home care businesses. Sales in the stationery and office supplies business were down slightly year-on-year.

On a geographic basis, organic local-currency sales increased 5 percent in Asia Pacific and 4 percent in the United States. Back-to-school sales were strong in the U.S. mass retail channel. Organic local-currency sales were flat in EMEA, and declined 2 percent in Latin America/Canada. Organic local-currency growth was 5 percent in developing markets.

Consumer operating income was $272 million, up 10.1 percent from the third quarter last year. Operating income margins were 23.2 percent, compared to 21.5 percent in the same period last year, helped by strong sales in the construction and home improvement business.

First nine months of 2014:

Sales in Consumer totaled $3.4 billion, up 1.9 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 1.2 percent. On an organic local-currency basis, sales growth was led by construction and home improvement. 3M also posted positive growth in its consumer health care and home care businesses. Sales in the stationery and office supplies business were down slightly.

On a geographic basis, organic local-currency sales increased 6 percent in Asia Pacific, 3 percent in the United States, and 1 percent in both EMEA and Latin America/Canada. Organic local-currency growth was 7 percent in developing markets.

Consumer operating income was $741 million, up 3.1 percent from the first nine months last year. Operating income margins were 21.8 percent, up slightly from 21.6 percent in the same period last year.

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

3M considers net debt to be an important measure of liquidity and of its ability to meet ongoing obligations. This measure is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. The following table provides net debt as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(Millions)	2014	2013

Total Debt	$7,344	$6,009
Less: Cash and cash equivalents and marketable securities	3,801	4,790
Net Debt	$3,543	$1,219

In the first nine months of 2014, 3M continued to make progress towards better optimizing its capital structure through higher debt levels and increased capital deployment. Net debt increased $2.3 billion at September 30, 2014 when compared to December 31, 2013. Actions taken in the first nine months of 2014 that contributed to the net debt increase included the June 2014 issuance of $625 million of five-year notes due 2019 and $325 million of thirty-year notes due 2044 under the Series F medium term notes program, along with lower cash balances in the U.S. and international. In addition, 3M’s outstanding commercial paper balance was $1.905 billion at September 30, 2014, compared to zero at December 31, 2013. In July 2014, 3M repaid 1.025 billion Euros of maturing Eurobond notes. 3M will continue to implement changes to its capital structure over time. For 2014 in particular, 3M expects to add leverage of $2 billion to $4 billion when compared to December 31, 2013, and as of September 30, 2014, 3M is tracking to the mid-point of that range.

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

At September 30, 2014, 3M had $3.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.7 billion was held by the Company’s foreign subsidiaries and approximately $100 million was held by the United States. Of the $3.7 billion, U.S. dollar-based cash, cash equivalents and marketable securities totaled $2.3 billion, or 62 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other investment-grade fixed income securities. At December 31, 2013, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.3 billion and $0.5 billion, respectively. The Company’s total balance of cash, cash equivalents and marketable securities was $1.0 billion lower at September 30, 2014 when compared to December 31, 2013. 3M is able to manage the business with lower cash levels, particularly in the U.S., due to significant ongoing cash flow generation and proven access to capital markets funding throughout business cycles.

At September 30, 2014, 3M had $7.3 billion of debt, which included $5.2 billion of long-term debt and $2.1 billion related to the current portion of long-term debt and other borrowings. Other borrowings included $1.9 billion of commercial paper.

In August 2013, 3M repaid $850 million (principal amount) of medium-term notes. In November 2013, 3M issued an eight-year Eurobond for an amount of 600 million Euros (approximately $815 million carrying value at December 31, 2013). In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and also issued $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044. In July 2014, 3M repaid 1.025 billion Euros of maturing Eurobond notes. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a negative outlook, from Moody’s Investors Service. In August 2014, Moody’s Investor Service reaffirmed 3M’s Aa2 credit rating, but changed 3M’s outlook from stable to negative. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

In August 2014, 3M amended and extended the existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2014. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, leaving a remaining balance due of 30 million British Pounds as of September 30, 2014. Apart from the committed facilities, an additional $219 million in stand-alone letters of credit and $22 million in bank guarantees were also issued and outstanding at September 30, 2014. These lines of credit are utilized in connection with normal business activities. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2014, this ratio was approximately 59 to 1. Debt covenants do not restrict the payment of dividends.

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

In 2014, the Company plans to contribute approximately $200 million of cash to its pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2014. Therefore, the amount of the anticipated discretionary contribution could vary significantly depending on the U.S. qualified plans’ funded status as of the 2014 measurement date and the anticipated tax deductibility of the contribution. Future contributions will also depend on market conditions, interest rates and other factors. 3M believes its strong cash flow and balance sheet will allow it to fund future pension needs without compromising growth opportunities.

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities. In December 2013, 3M’s Board of Directors declared a dividend of 85.5 cents per share for the first-quarter of 2014, an increase of 35 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases for 3M. In February 2014, 3M’s Board of Directors also authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. As of September 30, 2014, approximately $7.9 billion remained available under the February 2014 repurchase authorization.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.976 billion at September 30, 2014, compared with $5.235 billion at December 31, 2013, a decrease of $259 million. Current asset balance changes decreased working capital by $52 million, with increases in accounts receivable and other items offset by a decrease in cash and cash equivalents. Current liability balance changes decreased working capital by $207 million, largely due to an increase in short-term debt partially offset by decreases in other current liabilities. The other current liabilities decrease largely related to the dividend declared in December 2013 that was not paid until March 2014 (discussed in Note 4).

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.7 at September 30, 2014 compared to 4.8 at December 31, 2013. Receivables increased $458 million, or 10.8 percent, compared with December 31, 2013, with higher September 2014 sales compared to December 2013 sales contributing to this increase. Currency translation impacts decreased accounts receivable by $138 million. Inventories increased $81 million, or 2.1 percent, compared with December 31, 2013, with the increases primarily attributable to an increase in demand in the first nine months of 2014, partially offset by currency translation, which decreased inventories by $151 million. Accounts payable had a minimal change when compared with December 31, 2013.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2014	2013

Net income including noncontrolling interest	$3,819	$3,605
Depreciation and amortization	1,058	1,014
Company pension contributions	(107)	(381)
Company postretirement contributions	(5)	(4)
Company pension expense	232	332
Company postretirement expense	61	82
Stock-based compensation expense	221	197
Income taxes (deferred and accrued income taxes)	(25)	(29)
Excess tax benefits from stock-based compensation	(121)	(68)
Accounts receivable	(587)	(643)
Inventories	(232)	(155)
Accounts payable	55	(26)
Product and other insurance receivables and claims	50	37
Other — net	24	(137)
Net cash provided by operating activities	$4,443	$3,824

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2014, cash flows provided by operating activities increased $619 million compared to the same period last year, driven by lower pension contributions and increases in net income including noncontrolling interest. The combination of accounts receivable, inventories and accounts payable increased working capital by $764 million in the first nine months of 2014, compared to increases of $824 million in the first nine months of 2013, consistent with prior year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, 3M uses free cash flow as a useful measure of performance and as an indication of the strength of the Company and its ability to generate cash. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). Free cash flow is not defined under U.S. generally accepted accounting principles (GAAP). Therefore, it should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. Below find a recap of free cash flow for the nine months ended September 30, 2014 and 2013.

	Nine months ended
	September 30,
(Millions)	2014	2013

Net cash provided by operating activities	$4,443	$3,824
Purchases of property, plant and equipment (PP&E)	(1,003)	(1,122)
Free Cash Flow	$3,440	$2,702

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2014	2013

Purchases of property, plant and equipment (PP&E)	$(1,003)	$(1,122)
Proceeds from sale of PP&E and other assets	116	86
Acquisitions, net of cash acquired	(94)	—
Purchases and proceeds from sale or maturities of marketable securities and investments, net	383	313
Other investing	20	21
Net cash used in investing activities	$(578)	$(702)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.003 billion in the first nine months of 2014, compared to $1.122 billion in the first nine months of 2013. The Company expects 2014 capital spending to be approximately $1.5 billion to $1.6 billion, as 3M continues to invest to expand its businesses. In 2013, 3M continued its expansion of manufacturing capacity in key markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure, including ongoing phased implementation of an ERP system on a worldwide basis over the next several years. In addition, 3M is sustaining existing facilities through general maintenance, cost reduction, and compliance efforts.

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

Proceeds from sale of PP&E and other assets totaled $116 million in the first nine months of 2014 compared to $86 million in the same period last year. Apart from the normal periodic sales of PP&E, the first nine months of 2014 included proceeds of $50 million related to the sale of real estate.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. The coupon interest rates for asset-backed securities are either fixed rate or floating. Floating rate coupons reset monthly or quarterly based upon the corresponding monthly or quarterly LIBOR rate. Each individual floating rate security has a coupon based upon the respective LIBOR rate +/- an amount reflective of the credit risk of the issuer and the underlying collateral on the original issue date. Terms of the reset are unique to individual securities. Fixed rate coupons are established at the time the security is issued and are based upon a spread to a related maturity treasury bond. The spread against the treasury bond is reflective of the credit risk of the issuer and the underlying collateral on the original issue date. 3M does not currently expect risk related to its holdings in asset-backed securities to materially impact its financial condition or liquidity. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio, which totaled $1.872 billion as of September 30, 2014. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2014	2013

Change in short-term debt — net	$1,935	$607
Repayment of debt (maturities greater than 90 days)	(1,551)	(853)
Proceeds from debt (maturities greater than 90 days)	1,064	12
Total cash change in debt	$1,448	$(234)
Purchases of treasury stock	(4,373)	(3,538)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	739	1,372
Dividends paid to stockholders	(1,672)	(1,307)
Excess tax benefits from stock-based compensation	121	68
Purchase of noncontrolling interest	(699)	—
Other — net	(37)	(4)
Net cash used in financing activities	$(4,473)	$(3,643)

Total debt at September 30, 2014 was $7.3 billion, up from $6.0 billion at year-end 2013. Total debt was 31 percent of total capital (total capital is defined as debt plus equity) at September 30, 2014, compared to 25 percent of total capital at year-end 2013. Changes in short-term debt for the nine months ended September 30, 2014 largely related to commercial paper issuances ($1.9 billion), but also included bank borrowings by international subsidiaries. Repayment of debt for the nine months ended September 30, 2014 primarily includes repayment of a Eurobond repaid in July 2014 totaling 1.025 billion Euros (approximately $1.4 billion carrying value), repayment of 36 million British Pound related to the three-year 66 million British Pound committed credit facility agreement entered into in December 2012, and repayment of other international debt. Proceeds from debt for the nine months ended September 30, 2014 primarily related to the June 2014 issuance of $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044 (refer to Note 7 for more detail). In addition, proceeds from debt for the nine months ended September 30, 2014 also include bank borrowings by international subsidiaries and parent company debt. For the first nine months of 2013, changes in short-term debt primarily related to commercial paper activity. Repayment of debt in the first nine months of 2013 related to the August 2013 repayment of $850 million (principal amount) of medium-term notes.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. In the first nine months of 2014, the Company purchased $4.373 billion of stock, compared to $3.538 billion in the first nine months of 2013. The Company expects full-year 2014 gross share repurchases will be in the range of $5.5 to $6.0 billion, compared to a previous range of $4.5 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.672 billion in the first nine months of 2014, compared to $1.307 billion in the first nine months of 2013. 3M has paid dividends each year since 1916. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share, an increase of 35 percent. This is equivalent to an annual dividend of $3.42 per share and marked the 56th consecutive year of dividend increases.

In addition to the items described below, other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

On September 1, 2014, 3M purchased (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen, or approximately $865 million at closing date exchange rates. Upon completion of this transaction, 3M owned 100 percent of Sumitomo 3M Limited. Approximately $694 million was reflected as a financing activity in the consolidated statement of cash flows while the remainder was recorded as a current liability (paid in October 2014).

In April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was classified as a financing activity in the consolidated statement of cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could cause fluctuations in earnings and cash flows. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 15, 2014 (which updated 3M’s 2013 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2014. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company currently has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa2 credit rating, with a negative outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s current ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. 3M’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2014	2,152,171	$134.07	2,148,754	$2,229
February 1-28, 2014	5,058,426	$130.79	5,058,426	$11,338
March 1-31, 2014	5,789,597	$132.90	5,786,921	$10,569
Total January 1-March 31, 2014	13,000,194	$132.27	12,994,101	$10,569
April 1-30, 2014	4,615,353	$135.93	4,607,663	$9,943
May 1-31, 2014	2,619,394	$141.05	2,613,100	$9,574
June 1-30, 2014	2,674,367	$143.80	2,674,367	$9,190
Total April 1-June 30, 2014	9,909,114	$139.41	9,895,130	$9,190
July 1-31, 2014	2,969,148	$144.54	2,963,047	$8,762
August 1-31, 2014	3,783,000	$141.90	3,783,000	$8,225
September 1-30, 2014	2,209,057	$143.58	2,209,057	$7,908
Total July 1-September 30, 2014	8,961,205	$143.19	8,955,104	$7,908
Total January 1-September 30, 2014	31,870,513	$137.56	31,844,335	$7,908

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

(10.19)	3M 2012 Amended and Restated General Employees Stock Purchase Plan is incorporated by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders.

(10.20)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.21)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.

(10.22)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.

(10.23)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.24)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.

(10.25)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.26)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.27)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.28)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.29)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.

(10.30)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.

(10.31)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.32)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.

(10.33)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.34)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.

(10.35)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.

(10.36)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.

(10.37)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.

(10.38)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.39)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.

(10.40)	Amended and restated five-year credit agreement as of August 5, 2014, is incorporated by reference from our Form 8-K dated August 8, 2014.

(10.41)

Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

Filed herewith, in addition to items, if any, specifically identified above:

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

(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, filed with the SEC on October 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2014 and 2013 (iii) the Consolidated Balance Sheet at September 30, 2014 and December 31, 2013, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: October 30, 2014

By	/s/ Nicholas C. Gangestad

Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer

(Mr. Gangestad is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)