Form 10-K
period 2014-12-31
3M CO
filed 2015-02-12
CIK 66740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $103.0 billion as of January 31, 2015 (approximately $92.8 billion as of June 30, 2014, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2015: 634,749,706

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2014) for its annual meeting to be held on May 12, 2015, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2014

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

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

At December 31, 2014, the Company employed 89,800 people (full-time equivalents), with 35,581 employed in the United States and 54,219 employed internationally.

Business Segments

As described in Note 15 to the Consolidated Financial Statements, effective in the first quarter of 2014, 3M transferred a product line between divisions within different business segments and made other changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. In addition, effective in the second quarter of 2014, within the Electronics and Energy business segment, 3M combined three existing divisions into two new divisions. A large portion of both the Electronics Markets Materials Division and the Electronic Solutions Division were combined to form the Electronics Materials Solutions Division, which focuses on semiconductor and electronics materials and assembly solutions. The Optical Systems Division, the remaining portion of the Electronic Solutions Division and a portion of the Electronics Markets Materials Division were combined to form the Display Materials and Systems Division, which focuses on delivering light, color and user interface solutions. Also, effective in the fourth quarter of 2014, within the Industrial business segment, the Personal Care Division, which focuses on tapes and attachment systems for infant and adult hygiene, was combined with the Industrial Adhesives and Tapes Division.

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

Industrial Business: The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M Purification Inc. (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. In the fourth quarter of 2012, 3M acquired Ceradyne, Inc., which develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

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

Major transportation products include insulation components, including Thinsulate™ Acoustic Insulation and components for cabin noise reduction and catalytic converters; functional and decorative graphics; abrasion-resistant films; adhesives; sealants; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials. In addition, 3M provides paint finishing and detailing products, including a complete system of cleaners, dressings, polishes, waxes and other products.

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

Electronics and Energy Business: The Electronics and Energy segment serves customers in electronics and energy markets, including solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks, and power generation and distribution.

This segment’s electronics solutions include the display materials and systems business, which provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. This segment also provides desktop and notebook computer screen filters that address display light control, privacy, and glare reduction needs. Major electronics products also include packaging and interconnection devices; high performance fluids and abrasives used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; and high-temperature and display tapes. Flexible circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet printer cartridges, cell phones and electronic devices. This segment also includes the touch systems products, including touch screens, touch monitors, and touch sensor components.

This segment’s energy solutions include electrical products, including infrastructure protection, telecommunications, and renewable energy. This segment serves the worlds electrical and telecommunications markets, including electrical utilities, electrical construction, maintenance and repair, original equipment manufacturers (OEM), telecommunications central office, outside plant and enterprise, as well as aerospace, military, automotive and medical markets, with products that enable the efficient transmission of electrical power and speed the delivery of information. Products in this segment include pressure sensitive tapes and resins, electrical insulation, a wide array of fiber-optic and copper-based telecommunications systems for rapid deployment of fixed and wireless networks, as well as the 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable that increases transmission capacity for existing power lines. This segment also includes renewable energy component solutions for the solar and wind power industries, as well as infrastructure products solutions that provide municipalities both protection and detection solutions for electrical, oil, natural gas, water, rebar and other infrastructure assets.

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

Consumer Business: The Consumer segment serves markets that include consumer retail, office retail, office business to business, home improvement, drug and pharmacy retail, and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales and profit growth. Research, development and related expenses totaled $1.770 billion in 2014, $1.715 billion in 2013 and $1.634 billion in 2012. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.193 billion in 2014, $1.150 billion in 2013 and $1.079 billion in 2012. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Raw Materials

In 2014, the Company experienced stable to declining costs for most raw material categories and transportation fuel. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts.

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

Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities for anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

In 2014, 3M expended about $28 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s policies stressing environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $51 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 12, 2015).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2010-2014
Inge G. Thulin	61	Chairman of the Board, President and Chief Executive Officer	2012	President and Chief Executive Officer, 2012 Executive Vice President and Chief Operating Officer, 2011-2012 Executive Vice President, International Operations, 2004-2011

James L. Bauman	55	Senior Vice President, Business Transformation, Americas	2015	Senior Vice President, Asia Pacific, 2012-2014 Vice President and General Manager, Optical Systems Division, 2008-2012

Julie L. Bushman	53	Senior Vice President, Business Transformation and Information Technology	2013

Executive Vice President, Safety and Graphics, 2012-2013

Executive Vice President, Safety, Security and Protection Services Business, 2011-2012

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2007-2011

Joaquin Delgado	55	Executive Vice President, Health Care	2012	Executive Vice President, Electro and Communications Business, 2009-2012

Ivan K. Fong	53	Senior Vice President, Legal Affairs and General Counsel	2012	General Counsel, U.S. Department of Homeland Security, 2009-2012

Nicholas C. Gangestad	50	Senior Vice President and Chief Financial Officer	2014	Vice President, Corporate Controller and Chief Accounting Officer, 2011-2014 Director, Corporate Accounting, 2007-2011

Ian F. Hardgrove	64	Senior Vice President, Corporate Communications and Enterprise Services	2014	Senior Vice President, Marketing, Sales and Communications, 2011-2013 Senior Vice President, Marketing and Sales, 2011 Vice President and General Manager, Automotive Aftermarket Division, 2007-2011

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2010-2014
Paul A. Keel	45	Senior Vice President, Supply Chain	2014

Managing Director, 3M United Kingdom-Ireland Region, 2013-2014

Vice President and General Manager, Skin and Wound Care Division, 2010-2013

Vice President and General Manager, 3M Unitek Corporation, 2007-2010

Michael A. Kelly	58	Executive Vice President, Electronics and Energy	2012	Executive Vice President, Display and Graphics Business, 2006-2012

Ashish K. Khandpur	47	Senior Vice President, Research and Development and Chief Technology Officer	2014

Vice President and General Manager, Personal Safety Division, 2014

Vice President, Research and Development, Industrial Business Group, 2013

Vice President, Research and Development, Industrial and Transportation Business, 2012

Technical Director, Industrial and Transportation Business, Asia Pacific, 2011

Technical Director, 3M India and Sri Lanka, and Technical Director, Industrial and Transportation Business, Asia Pacific, 2010-2011

Technical Director, 3M India and Sri Lanka, India, 2008-2010

Jon T. Lindekugel	51	Senior Vice President, Business Development	2014	President, Health Information Systems Inc., 2008-2014

Frank R. Little	54	Executive Vice President, Safety and Graphics Business Group	2013

Vice President and General Manager, Personal Safety Division, 2013

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2011-2012

Managing Director, 3M Korea, 2008-2011

Marlene M. McGrath	52	Senior Vice President, Human Resources	2012	Vice President, Human Resources, International Operations, 2010-2012 Director, Human Resources, International Operations, 2006-2010

Michael F. Roman	55	Executive Vice President, Industrial Business Group	2014

Senior Vice President, Business Development, 2013-2014

Vice President and General Manager, Industrial Adhesives and Tapes Division, 2011-2013

Vice President and General Manager, Renewable Energy Division, 2009-2011

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2010-2014
Hak Cheol Shin	57	Executive Vice President, International Operations	2011	Executive Vice President, Industrial and Transportation Division Business, 2006-2011

Jesse G. Singh	49	Senior Vice President, Marketing and Sales	2014	Vice President and General Manager, Stationery and Office Supplies Division, 2012-2013 President, Sumitomo 3M Limited, 2007-2012

Michael G. Vale	48	Executive Vice President, Consumer	2012	Executive Vice President, Consumer and Office Business, 2011-2012 Managing Director, 3M Brazil, 2009-2011

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

* The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. As of February 2015, the Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have facilitated lower borrowing costs and access to a variety of lenders. 3M’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funds and could adversely affect liquidity and access to capital markets.

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an enterprise resource planning (ERP) system on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-

party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of threats to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 13 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 88 manufacturing facilities in 30 states. The Company operates 127 manufacturing and converting facilities in 38 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2014, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2015, there were 87,598 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared in the fourth quarter of 2014 included a dividend paid in November 2014 of $0.855 per share and a dividend payable in March 2015 of $1.025 per share. Cash dividends declared and paid totaled $0.855 per share for the second and third quarters of 2014. Cash dividends declared in the fourth quarter of 2013 included a dividend paid in November 2013 of $0.635 per share and a dividend paid in March 2014 of $0.855 per share. Cash dividends declared and paid totaled $0.635 per share for the first three quarters of 2013. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014 High	$139.29	$145.53	$147.87	$168.16	$168.16
2014 Low	123.61	132.02	138.43	130.60	123.61
2013 High	$106.88	$113.25	$122.27	$140.43	$140.43
2013 Low	93.96	102.89	108.21	116.65	93.96

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

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2014	2,152,171	$134.07	2,148,754	$2,229
February 1-28, 2014	5,058,426	$130.79	5,058,426	$11,338
March 1-31, 2014	5,789,597	$132.90	5,786,921	$10,569
Total January 1-March 31, 2014	13,000,194	$132.27	12,994,101	$10,569
April 1-30, 2014	4,615,353	$135.93	4,607,663	$9,943
May 1-31, 2014	2,619,394	$141.05	2,613,100	$9,574
June 1-30, 2014	2,674,367	$143.80	2,674,367	$9,190
Total April 1-June 30, 2014	9,909,114	$139.41	9,895,130	$9,190
July 1-31, 2014	2,969,148	$144.54	2,963,047	$8,762
August 1-31, 2014	3,783,000	$141.90	3,783,000	$8,225
September 1-30, 2014	2,209,057	$143.58	2,209,057	$7,908
Total July 1-September 30, 2014	8,961,205	$143.19	8,955,104	$7,908
October 1-31, 2014	6,112,233	$137.96	6,109,426	$7,065
November 1-30, 2014	881,629	$158.12	881,629	$6,925
December 1-31, 2014	1,370,427	$162.45	1,369,777	$6,703
Total October 1-December 31, 2014	8,364,289	$144.10	8,360,832	$6,703
Total January 1-December 31, 2014	40,234,802	$138.92	40,205,167	$6,703

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.

(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Years ended December 31:
Net sales	$31,821	$30,871	$29,904	$29,611	$26,662
Net income attributable to 3M	4,956	4,659	4,444	4,283	4,085
Per share of 3M common stock:
Net income attributable to 3M — basic	7.63	6.83	6.40	6.05	5.72
Net income attributable to 3M — diluted	7.49	6.72	6.32	5.96	5.63
Cash dividends declared per 3M common share	3.59	3.395	2.36	2.20	2.10
Cash dividends paid per 3M common share	3.42	2.54	2.36	2.20	2.10
At December 31:
Total assets	$31,269	$33,550	$33,876	$31,616	$30,156
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	6,790	4,384	4,987	4,563	4,277

In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (payable in March 2015), which when added to second, third and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share paid in March 2014.

Year 2010 included a one-time, non-cash income tax charge of $84 million, or 12 cents per diluted share, resulting from the March 2010 enactment of the Patient Protection and Affordable Care Act, including modifications made in the Health Care and Education Reconciliation Act of 2010. This impact is included in the preceding table.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 15 to the Consolidated Financial Statements, effective in the first quarter of 2014, 3M transferred a product line between divisions within business segments, and in the first, second and fourth quarters of 2014 also made certain changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Financial goals:

As a result of 3M’s performance in 2014, the Company believes it remains on track to deliver its 2013-2017 financial goals:

•                  Grow diluted earnings per share 9-11 percent per year, on average (11.5 percent in 2014)

•                  Grow organic local-currency sales 4-6 percent per year, on average (4.9 percent in 2014)

•                  Achieve return on invested capital of approximately 20 percent (22 percent in 2014)

•                  Convert approximately 100 percent of net income to free cash flow (104 percent in 2014)

These results are discussed further in the following MD&A discussion, with return on invested capital and free cash flow conversion (non-GAAP measures) discussed more fully in the Financial Condition and Liquidity section.

Fourth quarter of 2014 results:

Fourth-quarter 2014 net income attributable to 3M was $1.179 billion, or $1.81 per diluted share, compared to $1.103 billion, or $1.62 per diluted share, in the fourth quarter of 2013. Fourth-quarter 2014 sales totaled $7.7 billion, an increase of 2.0 percent from the fourth quarter of 2013. 3M achieved organic local-currency sales growth (which includes organic volume and selling price impacts) in all five of its business segments, led by Safety and Graphics. Organic local-currency sales increased 9.2 percent in Safety and Graphics, led by personal safety and commercial solutions, partially offset by declines in roofing granules, and traffic safety and security. Organic local-currency sales grew 6.4 percent in the Health Care business segment, with every business posting positive growth, led by health information systems, food safety, infection prevention, and critical and chronic care. Electronics and Energy organic local-currency sales growth was 6.2 percent, with increases in electronic-related sales in both electronics materials solutions, and display materials and systems. Energy-related sales growth was led by electrical markets, partially offset by declines in renewable energy and communications markets. Industrial organic local-currency sales increased 5.9 percent, led by advanced materials, aerospace and commercial transportation, industrial adhesives and tapes, automotive aftermarket, and automotive OEM. Organic local-currency sales increased 5.8 percent in the Consumer business segment, with positive growth in all businesses, led by the construction and home improvement business (do-it-yourself), and consumer health care. For the Company in total, organic-local currency sales grew 6.3 percent, with higher organic volumes contributing 5.6 percent and selling price increases contributing 0.7 percent. Acquisitions added 0.1 percent to sales, which related to the April 2014 acquisition of Treo Solutions LLC (Treo). Foreign currency translation reduced sales by 4.4 percent year-on-year.

From a geographic area perspective, fourth-quarter 2014 organic local-currency sales growth was 9.0 percent in Latin America/Canada, 6.9 percent in Asia Pacific, 6.6 percent in the United States, and 3.3 percent in EMEA. Organic local-currency sales growth in Latin America/Canada was led by Electronics and Energy, Health Care, and Safety and Graphics. Mexico delivered strong growth and Brazil was up slightly. Organic local-currency sales growth in Asia Pacific was led by Safety and Graphics, and Health Care. Sales in Japan grew 9 percent organically, or 4 percent excluding electronics. China/Hong Kong sales grew 4 percent organically, or 6 percent excluding electronics. Organic local-currency sales growth in the United States was strong in four of the five business segments, while Electronics and Energy was flat. Organic local-currency sales growth in EMEA was positive in four of five business segments, led by Safety and Graphics, and Electronics and Energy, while Consumer was down slightly in the quarter. Central/East Europe and Middle East/Africa each showed solid local-currency sales growth in the quarter, while West Europe grew 1 percent. EMEA economies remain soft, but 3M is managing the situation by growing market positions and driving continuous productivity across the region.

Operating income in the fourth quarter of 2014 was 21.5 percent of sales, compared to 20.9 percent of sales in the fourth quarter of 2013, an increase of 0.6 percentage points. These results included a benefit from the combination of selling price increases and raw material cost decreases, lower pension/postretirement benefit costs, and profit leverage on organic volume growth. These factors were partially offset by strategic investments, and other factors. Strategic investments are further described for year 2014 in the section entitled “Results of Operations”.

The income tax rate was 28.0 percent in the fourth quarter of 2014, down 0.4 percentage points versus the fourth quarter of 2013, which increased earnings per diluted share by approximately 1 cent. Weighted-average diluted shares outstanding in the fourth quarter of 2014 declined 4.5 percent year-on-year to 650.9 million, which increased earnings per diluted share by approximately 8 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 5 cents.

Year 2014 results:

For total year 2014, net income attributable to 3M was $4.956 billion, or $7.49 per diluted share, compared to $4.659 billion, or $6.72 per diluted share, in 2013, an increase of 11.5 percent on a per diluted share basis. Sales totaled $31.8 billion, an increase of 3.1 percent from 2013. From a business segment perspective, organic local-currency sales growth was 5.8 percent in Health Care, 5.4 percent in Safety and Graphics, 5.2 percent in Electronics and Energy, 4.9 percent in Industrial, and 3.9 percent in Consumer. From a geographic area perspective, 2014 organic local-currency sales growth was 6.3 percent in Asia Pacific, 4.9 percent in the United States, 4.5 percent in Latin America/Canada, and 3.2 percent in EMEA. For the Company in total, organic local-currency sales grew 4.9 percent, with higher organic volumes contributing 3.9 percent and selling price increases contributing 1.0 percent. Acquisitions added 0.1 percent to sales, driven by the Treo acquisition discussed above. Foreign currency translation reduced sales by 1.9 percent year-on-year.

Operating income in 2014 was 22.4 percent of sales, compared to 21.6 percent of sales in 2013, an increase of 0.8 percentage points. These results included a benefit from the combination of selling price increases and raw material cost decreases, lower pension/postretirement benefit costs, and profit leverage on organic volume growth. These factors were partially offset by strategic investments and other factors. Refer to the section entitled “Results of Operations” for further discussion.

The income tax rate was 28.9 percent in 2014, up 0.8 percentage points versus 2013, which decreased earnings per diluted share by approximately 8 cents. Weighted-average diluted shares outstanding in 2014 declined 4.6 percent year-on-year to 662.0 million, which increased earnings per diluted share by approximately 34 cents. Foreign exchange impacts decreased earnings per diluted share by approximately 15 cents.

Fourth quarter of 2013 results:

Fourth-quarter 2013 net income attributable to 3M was $1.103 billion, or $1.62 per diluted share, compared to $991 million, or $1.41 per diluted share, in the fourth quarter of 2012. Fourth-quarter 2013 sales totaled $7.6 billion, an increase of 2.4 percent from the fourth quarter of 2012. 3M achieved organic local-currency sales growth (which includes organic volume and selling price impacts) in all five of its business segments, led by Industrial. Industrial organic local-currency sales increased 5.8 percent, led by advanced materials, automotive OEM, 3M Purification Inc. (filtration products), aerospace and commercial transportation, and automotive aftermarket. Organic local-currency sales increased 4.7 percent in Safety and Graphics, led by roofing granules, personal safety, and commercial solutions. Organic local-

currency sales grew 3.6 percent in the Health Care business segment, with the strongest sales growth in health information systems, food safety, critical and chronic care, and infection prevention; organic local-currency sales declined in drug delivery systems. Organic local-currency sales increased 1.3 percent in the Consumer business segment, led by the consumer health care and home care businesses. Electronics and Energy organic local-currency sales growth was 0.4 percent, with increases in energy-related sales in renewable energy and electrical markets. Electronic-related sales declined, with growth in display materials and systems more than offset by declines in electronics materials solutions. For the Company in total, organic-local currency sales grew 3.4 percent, with higher organic volumes contributing 2.0 percent and selling price increases contributing 1.4 percent. Acquisitions added 0.7 percent to sales, which related to the late November 2012 acquisition of Ceradyne, Inc. Foreign currency translation reduced sales by 1.7 percent year-on-year.

From a geographic area perspective, fourth-quarter 2013 organic local-currency sales growth was 4.5 percent in the United States, 3.4 percent in EMEA, 3.3 percent in Asia Pacific, and 2.2 percent in Latin America/Canada. In the U.S., EMEA, and Asia Pacific, all five business segments generated positive organic local-currency sales growth. Organic local-currency sales growth in the United States was led by Industrial, and Safety and Graphics. Organic local-currency sales growth in EMEA was led by Industrial. West Europe grew organically by 3 percent year-on-year, continuing the positive trends 3M had seen in preceding quarters. Organic local-currency sales growth in Asia Pacific was led by Consumer, Safety and Graphics, and Health Care. Sales in Japan grew 4 percent organically. China/Hong Kong sales grew 1 percent organically, impacted by a strong prior-year comparison of 16 percent growth in the fourth quarter of 2012 and weakness in electronics. Organic local-currency sales growth in Latin America/Canada was positive across most countries, but below trend levels for a few reasons. First, slowing in government tenders for infrastructure projects in certain countries impacted sales in Electronics and Energy. Consumer was also soft in the fourth quarter due to weak retail demand and challenging year-on-year comparisons. And lastly, sales in Venezuela declined year-on-year due to the economic and political situation there. Venezuela diluted fourth-quarter organic sales growth in Latin America/Canada by 1.5 percentage points, as 3M continued to work towards minimizing its Bolivar exposure and any associated costs.

Year 2013 results:

For total year 2013, net income attributable to 3M was $4.659 billion, or $6.72 per diluted share, compared to $4.444 billion, or $6.32 per diluted share, in 2012, an increase of 6.3 percent on a per diluted share basis. Sales totaled $30.9 billion, an increase of 3.2 percent from 2012. From a business segment perspective, organic local-currency sales growth was 5.0 percent in Health Care, 4.6 percent in Industrial, 4.1 percent in Safety and Graphics, 3.0 percent in Consumer, and was flat in Electronics and Energy. From a geographic area perspective, 2013 organic local-currency sales growth was 7.1 percent in Latin America/Canada, 3.6 percent in Asia Pacific, 3.1 percent in the United States, and 2.1 percent in EMEA. For the Company in total, organic local-currency sales grew 3.4 percent, with higher organic volumes contributing 2.5 percent and selling price increases contributing 0.9 percent. Acquisitions added 1.4 percent to sales, driven by the November 2012 acquisition of Ceradyne, Inc. (Industrial), the September 2012 purchase of the net assets that comprised the business of Federal Signal Technologies Group (Safety and Graphics), and the April 2012 acquisition of CodeRyte, Inc. (Health Care). Foreign currency translation reduced sales by 1.6 percent year-on-year.

Operating income in 2013 was 21.6 percent of sales, compared to 21.7 percent of sales in 2012, a decline of 0.1 percentage points. Items that reduced operating income margins included lower factory utilization/productivity, strategic investments, the impact of 2012 acquisitions, and other factors. These factors were largely offset by the combination of selling price increases and raw material cost decreases, in addition to lower pension/postretirement benefit costs. Refer to the section entitled “Results of Operations” for further discussion.

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

Sales and operating income by business segment:

The following table contains sales and operating income results by business segment for the years ended December 31, 2014 and 2013. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 15 for additional information on business segments, including Elimination of Dual Credit.

							2014 vs. 2013
	2014			2013			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$10,990	34.5%	$2,389	$10,657	34.5%	$2,307	3.1%	3.6%
Safety and Graphics	5,732	18.0%	1,296	5,584	18.1%	1,227	2.7%	5.6%
Electronics and Energy	5,604	17.6%	1,115	5,393	17.5%	954	3.9%	16.8%
Health Care	5,572	17.5%	1,724	5,334	17.3%	1,672	4.5%	3.1%
Consumer	4,523	14.2%	995	4,435	14.4%	945	2.0%	5.3%
Corporate and Unallocated	4	—%	(251)	8	—%	(321)	—	—
Elimination of Dual Credit	(604)	(1.8)%	(133)	(540)	(1.8)%	(118)	—	—
Total Company	$31,821	100.0%	$7,135	$30,871	100.0%	$6,666	3.1%	7.0%

Sales in 2014 increased 3.1 percent, led by Health Care at 4.5 percent, Electronics and Energy at 3.9 percent, Industrial at 3.1 percent, Safety and Graphics at 2.7 percent, and Consumer at 2.0 percent. Total company organic local-currency sales growth (which includes organic volume and selling price impacts) was 4.9 percent, acquisitions added 0.1 percent, and foreign currency translation reduced sales by 1.9 percent. All of 3M’s five business segments posted operating income margins of approximately 20 percent or more in 2014. Worldwide operating income margins for 2014 were 22.4 percent, compared to 21.6 percent for 2013.

Sales in 2013 increased 3.2 percent, led by Industrial at 6.5 percent, Health Care at 3.8 percent, and Safety and Graphics at 3.3 percent. Sales increased 1.1 percent in Consumer and declined 1.2 percent in Electronics and Energy. Total company organic local-currency sales growth (which includes organic volume and selling price impacts) was 3.4 percent, acquisitions added 1.4 percent, and foreign currency translation reduced sales by 1.6 percent. Four of 3M’s five business segments posted operating income margins in excess of 21 percent in 2013. Worldwide operating income margins for 2013 were 21.6 percent, compared to 21.7 percent for 2012.

Financial condition:

3M generated $6.626 billion of operating cash flow in 2014, an increase of $809 million when compared to 2013. This followed an increase of $517 million when comparing 2013 to 2012. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This new program has no pre-established end date. In 2014, the Company purchased $5.652 billion of stock, and in 2013 the Company purchased $5.212 billion of stock, up significantly from $2.204 billion in 2012. The Company expects to purchase $3 billion to $5 billion of stock in 2015. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This marked the 57th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 34 percent at December 31, 2014, and 25 percent at both December 31, 2013 and 2012. As of February 2015, the Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs. 3M currently expects that its effective tax rate for 2015 will be approximately 28.0 to 29.0 percent, which assumes that the U.S. research and development credit will be reinstated for 2015.

Raw materials:

In 2014, the Company experienced stable to declining costs for most raw material categories and transportation fuel. This was driven by year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts.

Pension and postretirement defined benefit plans:

On a worldwide basis, 3M’s pension and postretirement plans were 85 percent funded at year-end 2014. The primary U.S. qualified pension plan, which is approximately 68 percent of the worldwide pension obligation, was 92 percent funded and the international pension plans were 85 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2014 for the primary U.S. qualified pension plan was 13.0%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2015 is 7.75%, unchanged from 2014. The primary U.S. qualified pension plan year-end 2014 discount rate was 4.10%, down 0.88 percentage points from the year-end 2013 discount rate of 4.98%. The decrease in U.S. discount rates resulted in an increased valuation of the projected benefit obligation, which decreased the plans’ funded status. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 10 (Pension and Postretirement Benefit Plans).

The changes in 3M’s defined benefit pension and postretirement plans’ funded status, which is required to be measured as of each year-end, significantly impacted several balance sheet amounts. In the fourth quarter of 2014, these required annual measurements decreased prepaid pension benefits by $0.7 billion, increased deferred taxes within other assets by $0.8 billion, increased pension and postretirement benefits’ long-term liabilities by $1.9 billion, and decreased stockholders’ equity by $1.8 billion. Other pension and postretirement changes during the year, such as contributions and amortization, also impacted these balance sheet amounts.

In addition, two items will impact the income statement in 2015:

•                  In the fourth quarter of 2014, 3M’s Board of Directors approved an amendment of the U.S. defined benefit pension plan to include a lump sum payment option for employees that have vested retirement benefits who commence their pension January 1, 2015, or later. This option is also available to vested employees who leave 3M before becoming eligible to retire at the time of termination. This change reduced 3M’s year-end 2014 projected benefit obligation (PBO) liability by approximately $266 million.

•                  As of December 31, 2014, the Company converted to the “RP 2014 Mortality Tables” and updated the mortality improvement scale it used for calculating the year-end 2014 U.S. defined benefit pension annuitant and postretirement obligations and 2015 expense. The impact of this change increased the year-end 2014 U.S. PBO for pension by approximately $820 million and the 2014 U.S. accumulated postretirement benefit obligation by approximately $100 million.

3M expects to contribute approximately $100 million to $200 million of cash to its global defined benefit pension and postretirement plans in 2015. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. 3M expects global defined benefit pension and postretirement expense in 2015 (before settlements, curtailments, special termination benefits and other) to increase by approximately $210 million pre-tax when compared to 2014. Refer to “Critical Accounting Estimates” within MD&A and Note 10 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

RESULTS OF OPERATIONS

Net Sales:

	2014			2013
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$11,714	$20,107	$31,821	$11,151	$19,720	$30,871
% of worldwide sales	36.8%	63.2%		36.1%	63.9%
Components of net sales change:
Volume — organic	4.4%	3.8%	3.9%	2.4%	2.7%	2.5%
Price	0.5	1.2	1.0	0.7	0.9	0.9
Organic local-currency sales	4.9	5.0	4.9	3.1	3.6	3.4
Acquisitions	0.2	—	0.1	2.5	0.9	1.4
Divestitures	(0.1)	—	—	(0.1)	—	—
Translation	—	(3.0)	(1.9)	—	(2.5)	(1.6)
Total sales change	5.0%	2.0%	3.1%	5.5%	2.0%	3.2%

In 2014, organic local-currency sales grew 4.9 percent, with increases of 6.3 percent in Asia Pacific, 4.9 percent in the United States, 4.5 percent in Latin America/Canada, and 3.2 percent in EMEA. Organic local-currency sales growth was 5.6 percent across developing markets, and 4.5 percent in developed markets. Worldwide organic local-currency sales grew 5.8 percent in Health Care, 5.4 percent in Safety and Graphics, 5.2 percent in Electronics and Energy, 4.9 percent in Industrial, and 3.9 percent in Consumer. Acquisitions added 0.1 percent to worldwide growth and foreign currency translation reduced worldwide sales growth by 1.9 percent.

Worldwide selling prices rose 1.0 percent in 2014. Selling prices continue to be supported by technology innovation, which is a key fundamental strength of the Company, helping to drive unique customer solutions and an increasing flow of new products. 3M also began raising selling prices in mid-2013 to help offset currency weakness in select developing countries. This resulted in 3M’s price performance moderating in the second half of 2014.

In 2013, organic local-currency sales grew 3.4 percent, with increases of 7.1 percent in Latin America/Canada, 3.6 percent in Asia Pacific, 3.1 percent in the United States, and 2.1 percent in EMEA. Organic local-currency sales growth was 6.9 percent across developing markets, and 1.6 percent in developed markets. Worldwide organic local-currency sales grew 5.0 percent in Health Care, 4.6 percent in Industrial, 4.1 percent in Safety and Graphics, 3.0 percent in Consumer, and were flat in Electronics and Energy. Acquisitions added 1.4 percent to worldwide growth and foreign currency translation reduced worldwide sales growth by 1.6 percent.

Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2014	2013	2012	2014 Versus 2013	2013 Versus 2012
Cost of sales	51.7%	52.1%	52.4%	(0.4)%	(0.3)%
Selling, general and administrative expenses	20.3	20.7	20.4	(0.4)	0.3
Research, development and related expenses	5.6	5.6	5.5	—	0.1
Operating income	22.4%	21.6%	21.7%	0.8%	(0.1)%

Pension and postretirement expense decreased $162 million in 2014 compared to 2013, versus a decrease of $97 million in 2013 compared to 2012. 2012 includes a $26 million charge related to the first-quarter 2012 voluntary early retirement incentive program (discussed in Note 10). Pension and postretirement expense is recorded in cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to Note 10 (Pension and Postretirement Plans) for components of net periodic benefit cost and the assumptions used to determine net cost.

The Company is investing in business transformation. This term includes the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of net sales, was 51.7 percent in 2014, a decrease of 0.4 percentage points from 2013. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 1.0 percent and raw material cost deflation was favorable by approximately 1.5 percent year-on-year. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), along with organic volume leverage, decreased cost of sales as a percent of sales.

Cost of sales, measured as a percent of net sales, was 52.1 percent in 2013, a decrease of 0.3 percentage points from 2012. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 0.9 percent and raw material cost deflation was favorable by approximately 2 percent year-on-year. In addition, lower pension and postretirement costs (of which a portion impacts cost of sales), in addition to organic volume increases, decreased cost of sales as a percent of sales. These benefits were partially offset by the impact of 2012 acquisitions and lower factory utilization.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) increased $85 million, or 1.3 percent, in 2014 when compared to 2013. Year 2014 included strategic investments in business transformation, while lower pension and postretirement expense benefitted SG&A. SG&A, measured as a percent of sales, decreased 0.4 percentage points to 20.3 percent in 2014, compared to 20.7 percent of sales in 2013.

SG&A increased $282 million, or 4.6 percent, in 2013 when compared to 2012. In 2013, SG&A included strategic investments in business transformation, in addition to increases from acquired businesses that were largely not in 3M’s 2012 spending (Ceradyne, Inc. and Federal Signal Technologies), which were partially offset by lower pension and postretirement expense. SG&A, measured as a percent of sales, increased 0.3 percentage points to 20.7 percent in 2013, compared to 20.4 percent of sales in 2012.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) increased 3.2 percent in 2014 compared to 2013 and increased 4.9 percent in 2013 compared to 2012, as 3M continued to support its key growth initiatives, including more R&D aimed at disruptive innovation, which refers to innovation which has the potential to create new markets and disrupt existing markets. These increases were partially offset by lower pension and postretirement expense. In 2013, increases from acquired businesses that were largely not in 3M’s 2012 spending (primarily Ceradyne, Inc. and Federal Signal

Technologies) were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, was 5.6 percent in both 2014 and 2013, compared to 5.5 percent in 2012.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools.

Operating income margins were 22.4 percent in 2014 compared to 21.6 in 2013, an increase of 0.8 percentage points. These results included a 1.0 percentage point benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs provided a 0.5 percentage point benefit and profit leverage on organic volume growth added 0.3 percentage points. Items that reduced operating income margins included a 0.6 percentage point impact from strategic investments, which included investments in disruptive R&D, business transformation, the supply chain center of expertise in Europe, and portfolio management actions. The Company invested $90 million in 2014 in portfolio management actions to position 3M for greater success. Foreign currency effects reduced operating income margins by 0.3 percentage points, and the Treo acquisition reduced operating income margins by 0.1 percentage points.

Operating income margins were 21.6 percent in 2013, compared to 21.7 in 2012, a decrease of 0.1 percentage points. Items that reduced operating income margins included a 0.5 percentage point impact from lower factory utilization/productivity, along with a 0.4 percentage point impact from strategic investments, which included business transformation, along with more R&D aimed at disruptive innovation. The recently enacted medical device excise tax in the U.S., foreign currency effects, acquisition impacts, and other net impacts reduced operating income margins by 0.7 percentage points. These factors were largely offset by items that increased operating income margins, which included a 1.2 percentage point benefit from the combination of selling price increases and raw material cost decreases. Finally, lower pension/postretirement benefit costs increased operating income margins by 0.3 percentage points.

Interest Expense and Income:

(Millions)	2014	2013	2012
Interest expense	$142	$145	$171
Interest income	(33)	(41)	(39)
Total	$109	$104	$132

Interest Expense: Interest expense, despite higher debt levels, decreased in 2014 compared to 2013, primarily due to lower U.S. borrowing costs as debt maturities were replaced with lower cost financing from commercial paper and lower interest rates on new debt issuances. Interest expense decreased in 2013 compared to 2012, driven by lower interest rates on U.S. debt. Capitalized interest related to property, plant and equipment construction in progress is recorded as a reduction to interest expense. The amounts shown in the table above for interest expense are net of capitalized interest amounts of $15 million, $21 million, and $23 million, in 2014, 2013 and 2012, respectively.

Interest Income: Interest income in 2014 was lower when compared to 2013 due to lower cash balances. Interest income was up $2 million when comparing 2013 to 2012, as higher average international cash balances were largely offset by lower average U.S. balances and lower U.S. and international interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2014	2013	2012
Effective tax rate	28.9%	28.1%	29.0%

The effective tax rate for 2014 was 28.9 percent, compared to 28.1 percent in 2013, an increase of 0.8 percentage points, impacted by many factors. Factors which increased the Company’s effective tax rate included a one-time international tax impact related to the establishment of the supply chain center of expertise in Europe, decreased U.S. research and development credit in 2014 compared to 2013 due to two years inclusion as a result of the reinstatement in 2013, decreased domestic manufacturer’s deduction, and other items. Combined, these factors increased the Company’s effective tax rate by 1.6 percentage points. This increase was partially offset by a 0.8 percentage point decrease, which related to both lower 3M income tax reserves for 2014 when compared to 2013 and international taxes as a result of changes to the geographic mix of income before taxes.

The effective tax rate for 2013 was 28.1 percent, compared to 29.0 percent in 2012, a decrease of 0.9 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes as a result of changes to the geographic mix of income before taxes, the reinstatement of the U.S. research and development credit in 2013, an increase in the domestic manufacturer’s deduction benefit, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 4.0 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 3.1 percentage points, which largely related to increases in 3M’s income tax reserves for 2013 when compared to 2012.

The Company currently expects that its effective tax rate for 2015 will be approximately 28.0 to 29.0 percent, which assumes that the U.S. research and development credit will be reinstated for 2015. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 7 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2014	2013	2012
Net income attributable to noncontrolling interest	$42	$62	$67

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts have largely related to Sumitomo 3M Limited (Japan), which was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 5, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest was significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $97 million and $74 million in 2014 and 2013, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $8 million in 2014 and decreased net income attributable to 3M by approximately $12 million in 2013. Refer to Note 11 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As discussed in Note 15, effective in the first quarter of 2014, 3M transferred a product line between divisions within business segments, and in the first, second, and fourth quarters of 2014 also made certain changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five operating business segments. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

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

Corporate and Unallocated operating expenses decreased by $70 million in 2014 when compared to 2013. This decrease was driven by lower pension and postretirement benefit expenses, which declined year-on-year by $162 million. Of this reduction, $116 million was allocated to Corporate and Unallocated. This was partially offset by higher Corporate and Unallocated expenses related to year-on-year increases in annual incentive plan expenses and legal accruals.

Corporate and Unallocated operating expenses decreased by $151 million in 2013 when compared to 2012. Of the $151 million decrease in 2013, approximately $127 million was due to lower pension and postretirement benefit expense.

Operating Business Segments:

Each of 3M’s five business segments absorbed additional incremental investments in both 2014 and 2013 related to business transformation, enabled by 3M’s global ERP implementation. This negatively impacted each of the five business segments’ 2014 annual operating margins by approximately 0.20 percentage points when compared to 2013, following an approximate 0.30 percentage point year-on-year reduction in operating income margins for 2013 when compared to 2012.

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

The following discusses total year results for 2014 compared to 2013, and also discusses 2013 compared to 2012, for each business segment.

Industrial Business (34.5% of consolidated sales):

	2014	2013	2012
Sales (millions)	$10,990	$10,657	$10,008
Sales change analysis:
Organic local currency	4.9%	4.6%	5.2%
Acquisitions	—	3.6	1.1
Translation	(1.8)	(1.7)	(3.0)
Total sales change	3.1%	6.5%	3.3%

Operating income (millions)	$2,389	$2,307	$2,244
Percent change	3.6%	2.8%	12.9%
Percent of sales	21.7%	21.6%	22.4%

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

Year 2014 results:

Sales in Industrial totaled $11.0 billion, up 3.1 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was positive across all businesses, led by aerospace and commercial transportation, automotive OEM, 3M Purification Inc., advanced materials, and abrasive systems.

Geographically, organic local-currency sales increased 6 percent in the United States, 5 percent in Asia Pacific, and 3 percent in both EMEA and Latin America/Canada.

Operating income was $2.4 billion in 2014, an increase of 3.6 percent. Operating income margins increased by 0.1 percentage points to 21.7 percent. Operating income margins improved due to sales volume leverage, plus the combination of selling price increases and raw material cost decreases. As indicated in the preceding Operating Business Segments section, each of 3M’s five business segments absorbed incremental investments in 2014 related to business transformation and global ERP implementation. This reduced operating income margins in each of the businesses by approximately 0.2 percentage points year-on-year.

Year 2013 results:

Sales in Industrial totaled $10.7 billion, up 6.5 percent in U.S. dollars. Organic local-currency sales increased 4.6 percent, acquisitions added 3.6 percent, and foreign currency translation reduced sales by 1.7 percent. On an organic local-currency basis, all of Industrial’s businesses experienced positive sales growth in 2013, led by aerospace and commercial transportation, automotive OEM, 3M Purification Inc. (filtration products), and industrial adhesives and tapes. Acquisition growth related to the 2012 acquisition of Ceradyne, Inc. (Ceradyne). As disclosed in Note 2, in November 2012, 3M acquired Ceradyne, which is headquartered in Costa Mesa, California. Ceradyne is involved in the development and production of advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Geographically, organic local-currency sales increased 8 percent in Latin America/Canada, 5 percent in the United States, 4 percent in EMEA, and 3 percent in Asia Pacific.

Operating income was $2.3 billion in 2013, up 2.8 percent year-on-year. Operating income margins decreased by 0.8 percentage points to 21.6 percent. This decline in margins largely related to the Ceradyne acquisition, which reduced 2013 operating income margins by 0.7 percentage points. As indicated in the preceding Operating Business Segments section, each of 3M’s five business segments absorbed incremental investments related to business transformation, enabled by 3M’s global ERP implementation, which reduced operating income margins in each of 3M’s five business segments by approximately 0.3 percentage points when comparing 2013 to 2012.

Safety and Graphics Business (18.0% of consolidated sales):

	2014	2013	2012
Sales (millions)	$5,732	$5,584	$5,406
Sales change analysis:
Organic local currency	5.4%	4.1%	2.3%
Acquisitions	—	1.3	0.6
Translation	(2.7)	(2.1)	(2.8)
Total sales change	2.7%	3.3%	0.1%

Operating income (millions)	$1,296	$1,227	$1,210
Percent change	5.6%	1.4%	(1.8)%
Percent of sales	22.6%	22.0%	22.4%

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

Year 2014 results:

Sales in Safety and Graphics totaled $5.7 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 5.4 percent, and foreign currency translation reduced sales by 2.7 percent. On an organic local-currency basis, sales growth was led by personal safety. 3M also saw positive organic local-currency sales growth in commercial solutions, and traffic safety and security systems. Sales in the roofing granules business declined year-on-year.

Organic local-currency sales increased 6 percent in EMEA, and increased 5 percent in the United States, Asia Pacific, and Latin America/Canada.

Operating income in 2014 totaled $1.3 billion, up 5.6 percent. Operating income margins were 22.6 percent of sales, compared to 22.0 percent in 2013. Operating income margins benefited from organic volume leverage plus selling price increases, partially offset by incremental investments related to business transformation, enabled by 3M’s global ERP implementation, plus selective restructuring.

Year 2013 results:

Sales in Safety and Graphics totaled $5.6 billion, up 3.3 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent, acquisitions added 1.3 percent, and foreign currency translation reduced sales by 2.1 percent. On an organic local-currency basis, sales grew in personal safety, commercial solutions, and industrial minerals. Organic local-currency sales declined in traffic safety and security systems. Acquisition growth related to the September 2012 purchase of net assets that comprised the business of Federal Signal Technologies Group.

Organic local-currency sales increased 9 percent in both Latin America/Canada and Asia Pacific, and 2 percent in the United States. Organic local-currency sales were flat in EMEA.

Operating income in 2013 totaled $1.2 billion, up 1.4 percent. Operating income margins were 22.0 percent of sales, compared to 22.4 percent in 2012. This decline in margins related to the Federal Signal Technologies Group acquisition, which reduced 2013 operating income margins by 0.5 percentage points.

Electronics and Energy Business (17.6% of consolidated sales):

	2014	2013	2012
Sales (millions)	$5,604	$5,393	$5,458
Sales change analysis:
Organic local currency	5.2%	—%	(3.7)%
Translation	(1.3)	(1.2)	(1.1)
Total sales change	3.9%	(1.2)%	(4.8)%

Operating income (millions)	$1,115	$954	$1,026
Percent change	16.8%	(7.0)%	(10.0)%
Percent of sales	19.9%	17.7%	18.8%

The Electronics and Energy segment serves customers in electronics and energy markets, including solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks, and power generation and distribution. This segment’s electronics solutions include optical film solutions for the electronic display industry; packaging and interconnection devices; high performance fluids and abrasives; high-temperature and display tapes; flexible circuits, which use electronic packaging and interconnection technology; and touch systems products, which includes touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; infrastructure products that provide both protection and detection solutions; a wide array of fiber-optic and copper-based telecommunications systems; and renewable energy component solutions for the solar and wind power industries.

The display materials and systems business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The optical business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s multi-layer optical film patents expired at the end of 2013 and will expire over several years thereafter, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2014 results:

Electronics and Energy sales totaled $5.6 billion, up 3.9 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent, and foreign currency translation reduced sales by 1.3 percent.

Organic local-currency sales increased approximately 8 percent in 3M’s electronics-related businesses, with growth led by display materials and systems. In 3M’s energy-related businesses, organic local-currency sales increased approximately 1 percent, with growth in electrical markets and telecommunications, partially offset by reductions in renewable energy.

On a geographic basis, organic local-currency sales increased 8 percent in Latin America/Canada, 7 percent in Asia Pacific, and 1 percent in EMEA, while sales in the United States were flat.

Operating income increased 16.8 percent to $1.1 billion in 2014. Operating income margins were 19.9 percent compared to 17.7 percent in 2013, helped by sales volume leverage. In addition, recent portfolio management actions are enhancing 3M’s relevance with customers and generating operational efficiencies, which also contributed to the operating income margin improvement in 2014.

Year 2013 results:

Electronics and Energy sales totaled $5.4 billion, down 1.2 percent in U.S. dollars, with this decrease related to foreign currency translation. Organic local-currency sales were flat in 3M’s electronics-related businesses, with sales increases in display materials and systems offset by declines in electronics materials solutions. Organic local-currency sales were also flat in 3M’s energy-related businesses, where sales gains in electrical markets were offset by sales declines in telecommunication markets, and renewable energy.

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

Health Care Business (17.5% of consolidated sales):

	2014	2013	2012
Sales (millions)	$5,572	$5,334	$5,138
Sales change analysis:
Organic local currency	5.8%	5.0%	4.7%
Acquisitions	0.4	0.1	0.3
Translation	(1.7)	(1.3)	(2.5)
Total sales change	4.5%	3.8%	2.5%

Operating income (millions)	$1,724	$1,672	$1,641
Percent change	3.1%	1.9%	10.5%
Percent of sales	30.9%	31.3%	31.9%

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

Year 2014 results:

Health Care sales totaled $5.6 billion, an increase of 4.5 percent in U.S. dollars. Organic local-currency sales increased 5.8 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 1.7 percent. Organic local-currency sales grew in all businesses, with the strongest growth in health information systems, drug delivery systems, food safety, critical and chronic care, and infection prevention.

Acquisition sales growth related to the April 2014 purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 8 percent in Asia Pacific, 6 percent in the United States, and 3 percent in EMEA.

In developing markets, Health Care organic local-currency sales grew 12 percent.

Operating income increased 3.1 percent to $1.7 billion. Operating income margins were 30.9 percent in 2014, compared to 31.3 percent in 2013, with acquisition impacts reducing operating income margins by 0.3 percentage points. As discussed below in 2013 results, the gain from sale of a non-strategic equity method investment benefited total year 2013 operating income margins by 0.3 percentage points.

Year 2013 results:

Health Care sales totaled $5.3 billion, an increase of 3.8 percent in U.S. dollars. Organic local-currency sales increased 5.0 percent, acquisitions added 0.1 percent, and foreign currency translation reduced sales by 1.3 percent. Organic local-currency sales growth was led by health information systems, food safety, critical and chronic care, infection prevention, and oral care. Organic local-currency sales declined in drug delivery. Acquisition growth related to the April 2012 acquisition of CodeRyte, Inc., which provides clinical natural language processing technology and computer-assisted coding solutions for outpatient providers.

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

Consumer Business (14.2% of consolidated sales):

	2014	2013	2012
Sales (millions)	$4,523	$4,435	$4,386
Sales change analysis:
Organic local currency	3.9%	3.0%	3.6%
Acquisitions	—	—	2.0
Divestitures	(0.1)	(0.1)	—
Translation	(1.8)	(1.8)	(1.9)
Total sales change	2.0%	1.1%	3.7%

Operating income (millions)	$995	$945	$943
Percent change	5.3%	0.2%	10.3%
Percent of sales	22.0%	21.3%	21.5%

The Consumer segment serves markets that include consumer retail, office retail, office business to business, home improvement, drug and pharmacy retail, and other markets. Products in this segment include office supply products, stationery products, construction and home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

Year 2014 results:

Sales in Consumer totaled $4.5 billion, up 2.0 percent in U.S. dollars. Organic local-currency sales increased 3.9 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was led by construction and home improvement. 3M also posted positive growth in its consumer health care and home care businesses. Sales in the stationery and office supplies business were flat.

On a geographic basis, organic local-currency sales increased 6 percent in Asia Pacific, 4 percent in the United States, 3 percent in Latin America/Canada, and 1 percent in EMEA.

In developing markets, organic local-currency growth was 6 percent.

Consumer operating income was $1.0 billion, up 5.3 percent from 2013. Operating income margins were 22.0 percent, up from 21.3 percent in 2013. The combination of strong organic growth, productivity, and portfolio prioritization continued to drive efficiencies across this business.

Year 2013 results:

Sales in Consumer totaled $4.4 billion, up 1.1 percent in U.S. dollars. Organic local-currency sales increased 3.0 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.8 percent. On an organic local-currency basis, sales growth was led by consumer health care, home care, and construction and home improvement. Organic local-currency sales increased slightly in stationery and office supplies, impacted by continued consolidation trends in the office retail and wholesale market.

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

A summary of key information and discussion related to 3M’s geographic areas follow:

	2014
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$11,714	$9,418	$7,198	$3,504	$(13)	$31,821
% of worldwide sales	36.8%	29.6%	22.6%	11.0%	—	100.0%
Components of net sales change:
Volume — organic	4.4%	6.2%	2.1%	0.2%	—	3.9%
Price	0.5	0.1	1.1	4.3	—	1.0
Organic local-currency sales	4.9	6.3	3.2	4.5	—	4.9
Acquisitions	0.2	—	—	—	—	0.1
Divestitures	(0.1)	—	—	—	—	—
Translation	—	(2.2)	(1.6)	(7.5)	—	(1.9)
Total sales change	5.0%	4.1%	1.6%	(3.0)%	—	3.1%

Operating income (millions)	$2,540	$2,487	$1,234	$867	$7	$7,135
Percent change	14.9%	4.2%	5.7%	(4.5)%	—	7.0%

For total year 2014, as shown in the preceding table, sales rose 3.1 percent, with organic volume increases of 3.9 percent and selling price increases of 1.0 percent. Acquisitions added 0.1 percent, while foreign currency translation reduced sales by 1.9 percent. Organic local-currency sales increased 6.3 percent in Asia Pacific, 4.9 percent in the United States, 4.5 percent in Latin America/Canada, and 3.2 percent in EMEA. For 2014, international operations represented 63.2 percent of 3M’s sales.

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

Pacific, 3.1 percent in the United States, and 2.1 percent in EMEA. For 2013, international operations represented 63.9 percent of 3M’s sales.

Geographic Area Supplemental Information

	Employees as of December 31,			Capital Spending			Property, Plant and Equipment - net as of December 31,
(Millions, except Employees)	2014	2013	2012	2014	2013	2012	2014	2013

United States	35,581	34,719	34,851	$909	$941	$816	$4,619	$4,478
Asia Pacific	17,854	18,417	18,210	184	284	332	1,798	1,943
Europe, Middle East and Africa	20,506	20,504	20,638	288	290	226	1,502	1,636
Latin America and Canada	15,859	15,027	13,978	112	150	110	570	595
Total Company	89,800	88,667	87,677	$1,493	$1,665	$1,484	$8,489	$8,652

Employment:

Employment increased by 1,133 positions in 2014 and 990 positions in 2013. The primary factors that increased employment in both years was additions in developing economies to support growth, plus additions related to the Treo Solutions LLC acquisition in 2014.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M’s capital spending by geography has been led by the United States (61% of spending in 2014), followed by Europe, Middle East and Africa, Asia Pacific, and Latin America/Canada. 3M is continuing to increase its manufacturing and sourcing capability, particularly in developing economies, in order to more closely align its product capability with its sales in major geographic areas. 3M will continue to make investments in critical developing markets, such as Brazil, China, Mexico, Panama, Poland, Singapore, Southeast Asia, and Turkey. Capital spending is discussed in more detail later in MD&A in the section entitled “Cash Flows from Investing Activities.”

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for its pension and postretirement benefit plans. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.10% for the primary U.S. qualified pension plan and 4.07% for U.S. postretirement plans to be appropriate as of December 31, 2014, which represents a decrease from the 4.98% and 4.83% rates, respectively, used as of December 31, 2013. The weighted average discount rate for international pension plans as of December 31, 2014 was 3.11%, a decrease from the 4.02% rate used as of December 31, 2013.

A significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2015 is 7.75%, unchanged from 2013. Refer to Note 10 for information on how the 2014 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.90% for 2015, compared to 5.83% for 2014.

For the year ended December 31, 2014, the Company recognized total consolidated defined benefit pre-tax pension and postretirement expense (after settlements, curtailments, special termination benefits and other) of $391 million, down from $553 million in 2013. Defined benefit pension and postretirement expense (before settlements, curtailments, special termination benefits and other) is anticipated to increase to $601 million in 2015, an increase of $210 million compared to 2014. For the pension plans, holding all other factors constant, a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets would decrease/increase 2015 pension expense by approximately $34 million for U.S. pension plans and approximately $15 million for international pension plans. Also, holding all other factors constant, a 0.25 percentage point increase in the discount rate used to measure plan liabilities would decrease 2015 pension expense by approximately $33 million for U.S. pension plans and approximately $24 million for international pension plans. In addition, a 0.25 percentage point decrease in the discount rate used to measure plan liabilities would increase 2015 pension expense by approximately $34 million for U.S. pension plans and approximately $26 million for international pension plans.

Asset Impairments:

As of December 31, 2014, net property, plant and equipment totaled $8.5 billion and net identifiable intangible assets totaled $1.4 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

3M goodwill totaled approximately $7.1 billion as of December 31, 2014. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As discussed in Notes 3 and 15 to the Consolidated Financial Statements, effective in the first quarter of 2014, 3M transferred a product line between divisions within business segments, and in the first, second and fourth quarters of 2014 also made certain changes within business segments in its continuing effort to improve the alignment of its businesses around markets and customers. Concurrent with these business segment changes, certain products were moved between and within business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first, second and fourth quarters of 2014, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2014 annual impairment test and is in the context of the reporting unit structure that existed at that time.

As of October 1, 2014, 3M had 27 primary reporting units, with ten reporting units accounting for approximately 81 percent of the goodwill. These ten reporting units were comprised of the following divisions: 3M ESPE, 3M Purification Inc., Advanced Materials, Communication Markets, Display Materials and Systems, Health Information Systems, Industrial Adhesives and Tapes, Infection Prevention, Personal Safety, and Traffic Safety and Security Systems. The estimated fair values for all significant reporting units were in excess of carrying value by approximately 50 percent or more. 3M’s market value at both September 30, 2014, and December 31, 2014, was significantly in excess of its equity of approximately $16 billion and $13 billion, respectively.

In 2014, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

3M is an integrated materials enterprise, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on the annual test in the fourth quarter of 2014, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. As indicated above, during the first, second and fourth quarters of 2014, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by product moves plus other changes between reporting units and determined that no impairment existed. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2015 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

3M continues to manage towards a better-optimized capital structure by adding balance sheet leverage, which is being used for two purposes: first, to invest in 3M’s businesses, and second, to increase cash returns to shareholders. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enables 3M to implement this strategy while continuing to invest in its businesses. Organic growth remains a high priority, thus 3M will continue to invest in research and development, capital expenditures, and commercialization capability. In addition, sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 7 for further information on earnings considered to be reinvested indefinitely.

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

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of December 31, 2014 and 2013.

At December 31
(Millions)	2014	2013

Total Debt	$6,837	$6,009
Less: Cash and cash equivalents and marketable securities	3,351	4,790
Net Debt	$3,486	$1,219

In 2014, net debt increased by $2.3 billion to a net debt balance of $3.5 billion (as of December 31, 2014), as 3M progressed on its capital structure strategy and experienced higher debt levels and lower cash balances in both the U.S. and internationally. Specific actions related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, cash equivalents and marketable securities:

At December 31, 2014, 3M had $3.4 billion of cash, cash equivalents and marketable securities, of which approximately $3.3 billion was held by the Company’s foreign subsidiaries and less than $100 million was held by the United States. Of the $3.3 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $1.9 billion, or 58 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other high quality fixed income securities. At December 31, 2013, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $4.3 billion and $0.5 billion, respectively.

The Company’s total balance of cash, cash equivalents and marketable securities was $1.4 billion lower at December 31, 2014 when compared to December 31, 2013. 3M was able to manage the business with lower cash levels, particularly in the U.S., due to significant ongoing cash flow generation and proven access to capital markets funding throughout business cycles.

Total debt:

The Company’s total debt was $0.8 billion higher at December 31, 2014 when compared to December 31, 2013. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of February 2015, the Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

Effective May 16, 2014, the Company updated its “well-known seasoned issuer” shelf registration statement, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. Included in this $9 billion are $2.25 billion of notes previously issued in 2011 and 2012 as part of Series F.

Significant long-term debt activity during 2013 is summarized below:

•                  In August 2013, 3M repaid $850 million (principal amount) of medium-term notes.

•                  In November 2013, 3M issued an eight-year Eurobond for an amount of 600 million Euros.

Significant long-term debt activity in 2014 is summarized below:

•                  In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed-rate medium-term notes due 2019 with a coupon rate of 1.625%. Upon debt issuance, the Company entered into an interest rate swap to convert $600 million of this amount to an interest rate based on a floating LIBOR index (Series F).

•                  In addition, in June 2014, 3M issued $325 million aggregate principal amount of thirty-year fixed-rate medium-term notes due 2044 with a coupon rate of 3.875% (Series F).

•                  In July 2014, 3M repaid 1.025 billion Euros (principal amount) of maturing Eurobond notes.

•                  In November 2014, the Company issued 500 million Euros aggregate principal amount of four-year floating rate medium-term notes due 2018 with interest based on a floating EURIBOR index (Series F).

•                  Also, in November 2014, the Company issued a 750 million Euros aggregate principal amount of 12-year fixed rate medium-term notes due 2026 with a coupon rate of 1.5% (Series F).

In August 2014, 3M amended and extended the existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2014. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2014, this ratio was approximately 60 to 1. Debt covenants do not restrict the payment of dividends.

In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, with the remaining balance of 30 million British Pounds repaid in December 2014. Apart from the committed facilities, an additional $219 million in stand-alone letters of credit and $18 million in bank guarantees were also issued and outstanding at December 31, 2014. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.767 billion at December 31, 2014, compared with $5.235 billion at December 31, 2013, an increase of $532 million. Current asset balance changes decreased working capital by $968 million, driven by decreases in cash, cash equivalents and marketable securities, plus inventory decreases. Current liability balance changes increased working capital by $1.5 billion, largely due to decreases in short-term debt.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 5.0 at December 31, 2014 compared to 4.8 at December 31, 2013. Receivables decreased $15 million, or 0.4 percent, compared with December 31, 2013, with higher December 2014 sales compared to December 2013 sales contributing to this increase. Currency translation impacts decreased accounts receivable by $292 million. Inventories decreased $158 million, or 4.1 percent, compared with December 31, 2013. The inventory decrease was attributable to currency translation, which decreased inventories by $271 million, partially offset by an increase in demand. Accounts payable had a minimal change when compared with December 31, 2013.

Return on Invested Capital (non-GAAP measure):

The Company uses non-GAAP measures to focus on shareholder value creation. 3M uses return on invested capital (ROIC), defined as annualized after-tax operating income (including interest income) divided by average operating capital. Operating capital is defined as net assets (total assets less total liabilities) excluding debt. This measure is not recognized under U.S. GAAP and may not be comparable to similarly titled measures used by other companies. ROIC was 22.0 percent for 2014, and 20.0 percent for 2013.

Cash Flows:

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2014	2013	2012

Net income including noncontrolling interest	$4,998	$4,721	$4,511
Depreciation and amortization	1,408	1,371	1,288
Company pension contributions	(210)	(476)	(1,079)
Company postretirement contributions	(5)	(6)	(67)
Company pension expense	310	446	534
Company postretirement expense	81	107	116
Stock-based compensation expense	280	240	223
Income taxes (deferred and accrued income taxes)	60	39	123
Excess tax benefits from stock-based compensation	(167)	(92)	(62)
Accounts receivable	(268)	(337)	(133)
Inventories	(113)	(86)	(251)
Accounts payable	75	16	72
Other — net	177	(126)	25
Net cash provided by operating activities	$6,626	$5,817	$5,300

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2014, cash flows provided by operating activities increased $809 million compared to 2013. Operating cash flows benefited year-on-year from increases in net income including noncontrolling interest, lower pension and postretirement plans contributions, and lower year-on-year working capital requirements. The combination of accounts receivable, inventories and accounts payable increased working capital by $306 million in 2014, compared to increases of $407 million in 2013, with the year-on-year improvement related to higher receivable and inventory turns. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

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

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M believes free cash flow and free cash flow conversion are useful measures of performance and uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow and free cash flow conversion for 2014, 2013 and 2012.

Years ended December 31
(Millions)	2014	2013	2012

Net cash provided by operating activities	$6,626	$5,817	$5,300
Purchases of property, plant and equipment (PP&E)	(1,493)	(1,665)	(1,484)
Free Cash Flow	$5,133	$4,152	$3,816
Free Cash Flow Conversion	104%	89%	86%

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2014	2013	2012

Purchases of property, plant and equipment (PP&E)	$(1,493)	$(1,665)	$(1,484)
Proceeds from sale of PP&E and other assets	135	128	41
Acquisitions, net of cash acquired	(94)	—	(1,046)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	754	627	(211)
Proceeds from sale of businesses	—	8	—
Other investing activities	102	46	14
Net cash used in investing activities	$(596)	$(856)	$(2,686)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.493 billion in 2014, compared to $1.665 billion in 2013 and $1.484 billion in 2012. The Company expects 2015 capital spending to be approximately $1.5 billion to $1.7 billion as 3M continues to invest in its businesses.

3M invests in renewable and maintenance programs, which pertains to cost reduction, cycle time, maintaining and renewing current capacity, eliminating pollution, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in growth, which adds to capacity, driven by new products, both through expansion of current facilities and new facilities, plus research facilities. Finally, 3M also invests in other initiatives, such as information technology (IT) and corporate laboratory facilities.

In 2014, investments in growth across geographies included production equipment, new sites and buildings, capacity investments, converting, and distribution, and other growth initiatives. Other investments include IT systems and infrastructure, including an ongoing multi-year phased implementation of an ERP system on a worldwide basis, In addition, 3M began a multi-year program in the United States to renew and upgrade laboratory facilities and administrative buildings.

In 2013, 3M continued its expansion of manufacturing capacity in key growth markets, including investments in the U.S., China, Germany, and Brazil. This included significant investments across 3M’s many businesses, such as abrasives, industrial adhesives and tapes, advanced materials, electronics-related, infection prevention, and other businesses. 3M continued its investments in IT systems and infrastructure. In addition, 3M sustained existing facilities through general maintenance, cost reduction, and compliance efforts.

In 2012, 3M expanded manufacturing capacity in key growth markets, particularly with respect to international and developing countries. This included investments in China, Turkey and Poland, in addition to investments in Singapore and the U.S. 3M also increased investments in IT systems and infrastructure and made strategic investments in research/development infrastructure and manufacturing sites to lay the foundation for future growth.

Proceeds from sale of PP&E and other assets totaled $135 million in 2014, $128 million in 2013, and $41 million in 2012. Apart from the normal periodic sales of PP&E, 2014 included proceeds of $114 million related to the sales of real estate and non-production equipment, and 2013 included proceeds of $79 million related to non-production equipment.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Refer to Note 8 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

Years Ended December 31
(Millions)	2014	2013	2012

Change in short-term debt — net	$27	$(2)	$(36)
Repayment of debt (maturities greater than 90 days)	(1,625)	(859)	(612)
Proceeds from debt (maturities greater than 90 days)	2,608	824	1,370
Total cash change in debt	$1,010	$(37)	$722
Purchases of treasury stock	(5,652)	(5,212)	(2,204)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	968	1,609	1,012
Dividends paid to stockholders	(2,216)	(1,730)	(1,635)
Excess tax benefits from stock-based compensation	167	92	62
Purchase of noncontrolling interest	(861)	—	—
Other — net	(19)	32	(15)
Net cash used in financing activities	$(6,603)	$(5,246)	$(2,058)

Total debt was $6.8 billion at December 31, 2014, and $6.0 billion at both December 31, 2013, and December 31, 2012. Total debt was 34 percent of total capital (total capital is defined as debt plus equity) at year-end 2014, and 25 percent of total capital at both year-end 2013 and 2012. In 2014, changes in short-term debt largely related to bank borrowings by international subsidiaries.

In 2014, repayment of debt primarily includes repayment of a Eurobond repaid in July 2014 totaling 1.025 billion Euros (approximately $1.4 billion carrying value), repayment of the three-year 66 million British Pound committed credit facility agreement entered into in December 2012, and repayment of other international debt. In 2013, repayment of debt related to the August 2013 repayment of $850 million (principal amount) of medium-term notes. In 2012, repayment of debt included $500 million (principal amount) of medium-term notes and repayment of debt acquired, primarily Ceradyne, Inc.

In 2014, proceeds from debt primarily related to the June 2014 issuances of $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044, as well as the November 2014 issuances of 500 million Euros principal amount of four-year floating rate medium-term notes due 2018 and 750 million Euros principal amount of 12-year fixed rate medium-term notes due 2026 (refer to Note 9 for more detail). In addition, proceeds from debt for 2014 also include bank borrowings by international subsidiaries. Proceeds from debt in 2013 related to the November 2013 issuance of an eight-year Eurobond for an amount of 600 million Euros. Proceeds from debt in 2012 related to the June 2012 issuance of $650 million aggregate principal amount of five-year fixed rate medium-term notes due 2017 and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022, in addition to 66 million GBP (approximately $106 million) in UK borrowings, which was paid in full in 2014 (refer to Note 9 for further detail on these items).

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, which replaced the Company’s February 2013 repurchase program. This authorization has no pre-established end date. In 2014, the Company purchased $5.652 billion of stock, and in 2013 the Company purchased $5.212 billion of stock, up significantly from $2.204 billion in 2012. The Company expects full-year 2015 gross share repurchases will be in the range of $3 billion to $5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $2.216 billion ($3.42 per share), $1.730 billion ($2.54 per share) in 2013, and $1.635 billion ($2.36 per share) in 2012. 3M has paid dividends since 1916. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This is equivalent to an annual dividend of $4.10 per share and marked the 57th consecutive year of dividend increases.

On September 1, 2014, 3M purchased (via Sumitomo 3M Limited) Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen. Upon completion of this transaction, 3M owned 100 percent of Sumitomo 3M Limited. This was reflected as a “Purchase of noncontrolling interest” in the financing section of the consolidated statement of cash flows. In addition, in April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was also classified as a “Purchase of noncontrolling interest” in the financing section of the consolidated statement of cash flows.

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

In addition to the March 2013 sale of noncontrolling interest described above, other cash flows from financing activities may include various other items, such as changes in cash overdraft balances, and principal payments for capital leases.

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2014, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 13 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2014, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2015	2016	2017	2018	2019	2019
Long-term debt, including current portion (Note 9)	$6,786	$55	$1,109	$745	$608	$622	$3,647
Interest on long-term debt	1,995	139	136	118	114	111	1,377
Operating leases (Note 13)	831	225	164	126	75	54	187
Capital leases (Note 13)	73	11	11	7	4	3	37
Unconditional purchase obligations and other	1,237	879	139	92	55	34	38
Total contractual cash obligations	$10,922	$1,309	$1,559	$1,088	$856	$824	$5,286

Long-term debt payments due in 2015, 2016 and 2017 include floating rate notes totaling $55 million (classified as current portion of long-term debt), $71 million (included in other borrowings in the long-term debt table), and $96 million (included as a separate floating rate note in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments. Interest projections on both floating and fixed rate long-term debt, including the effects of interest rate swaps, are based on effective interest rates as of December 31, 2014.

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

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $262 million is excluded from the preceding table. Refer to Note 7 for further details.

As discussed in Note 10, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

FINANCIAL INSTRUMENTS

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. The Company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. Beginning in the second quarter of 2014, 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and intercompany financing transactions). As circumstances warrant, the Company also uses foreign currency forward contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $2.2 billion and $6.6 billion, respectively, at December 31, 2014. As of December 31, 2014, the Company had 200 million Euros in notional amount of foreign currency forward contracts designated as net investment hedges along with 1.85 billion Euros in principal amount of foreign currency denominated debt designated as non-derivative hedging instruments in certain net investment hedges as discussed in Note 11 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2014 was $1 billion. Additional details about 3M’s long-term debt can be found in Note 9, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

Commodity Prices Risk:

Certain commodities the Company uses in the production of its products are exposed to market price risks. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts. The Company uses commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted transactions is 12 months. 3M also enters into commodity price swaps that are not designated in hedge relationships to offset, in part, the impacts of fluctuations in costs associated with the use of certain commodities and precious metals.

The dollar equivalent gross notional amount of the Company’s commodity price swaps designated as cash flow hedges and commodity price swaps not designated in hedge relationships were $20 million and $2 million, respectively, at December 31, 2014.

Value At Risk:

The value at risk analysis is performed annually. A Monte Carlo simulation technique was used to test the Company’s exposure to changes in currency rates, interest rates, and commodity prices and assess the risk of loss or benefit in after-tax earnings of financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2014. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 18 currencies, interest rates related to three currencies (four in 2013), and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. 3M changed to a different third-party bank dataset in 2014 and have revised 2013 amounts to reflect this change. Foreign exchange rate risk of loss or benefit increased in 2014, primarily due to increases in exposures, which is one of the key drivers in the valuation model. Interest rate volatility remained stable in 2014 because the majority of 3M’s debt is fixed and interest rates are currently very low and are projected to remain low, based on forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax earnings		Positive impact on after-tax earnings
(Millions)	2014	2013	2014	2013
Foreign exchange rates	$(164)	$(128)	$173	$134
Interest rates	(4)	(2)	3	1
Commodity prices	(1)	(4)	1	3

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on net income attributable to 3M: 2014 ($97 million decrease) and 2013 ($74 million decrease). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on net income attributable to 3M: 2014 ($8 million increase) and 2013 ($12 million decrease).

An analysis of the global exposures related to purchased components and materials is performed at each year-end. A one percent price change would result in a pre-tax cost or savings of approximately $80 million per year. The global energy exposure is such that a ten percent price change would result in a pre-tax cost or savings of approximately $47 million per year. Global energy exposure includes energy costs used in 3M production and other facilities, primarily electricity and natural gas.

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

Management has established and maintains a system of internal control over financial reporting for the Company and its subsidiaries. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company’s system of internal control over financial reporting is supported by widely communicated written policies, including business conduct policies, which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. Internal auditors continually review the accounting and control system.

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 12, 2015

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

(Millions, except per share amounts)	2014	2013	2012
Net sales	$31,821	$30,871	$29,904
Operating expenses
Cost of sales	16,447	16,106	15,685
Selling, general and administrative expenses	6,469	6,384	6,102
Research, development and related expenses	1,770	1,715	1,634
Total operating expenses	24,686	24,205	23,421
Operating income	7,135	6,666	6,483

Interest expense and income
Interest expense	142	145	171
Interest income	(33)	(41)	(39)
Total interest expense — net	109	104	132

Income before income taxes	7,026	6,562	6,351
Provision for income taxes	2,028	1,841	1,840
Net income including noncontrolling interest	$4,998	$4,721	$4,511

Less: Net income attributable to noncontrolling interest	42	62	67

Net income attributable to 3M	$4,956	$4,659	$4,444

Weighted average 3M common shares outstanding — basic	649.2	681.9	693.9
Earnings per share attributable to 3M common shareholders — basic	$7.63	$6.83	$6.40

Weighted average 3M common shares outstanding — diluted	662.0	693.6	703.3
Earnings per share attributable to 3M common shareholders — diluted	$7.49	$6.72	$6.32

Cash dividends paid per 3M common share	$3.42	$2.54	$2.36

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income

3M Company and Subsidiaries

Years ended December 31

(Millions)	2014	2013	2012
Net income including noncontrolling interest	$4,998	$4,721	$4,511
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(942)	(505)	71
Defined benefit pension and postretirement plans adjustment	(1,562)	1,245	201
Debt and equity securities, unrealized gain (loss)	2	—	4
Cash flow hedging instruments, unrealized gain (loss)	107	15	(45)
Total other comprehensive income (loss), net of tax	(2,395)	755	231
Comprehensive income (loss) including noncontrolling interest	2,603	5,476	4,742
Comprehensive (income) loss attributable to noncontrolling interest	(48)	20	(23)
Comprehensive income (loss) attributable to 3M	$2,555	$5,496	$4,719

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,897	$2,581
Marketable securities — current	626	756
Accounts receivable — net of allowances of $94 and $104	4,238	4,253
Inventories
Finished goods	1,723	1,790
Work in process	1,081	1,139
Raw materials and supplies	902	935
Total inventories	3,706	3,864
Other current assets	1,298	1,279
Total current assets	11,765	12,733
Marketable securities — non-current	828	1,453
Investments	102	122
Property, plant and equipment	22,841	23,068
Less: Accumulated depreciation	(14,352)	(14,416)
Property, plant and equipment — net	8,489	8,652
Goodwill	7,050	7,345
Intangible assets — net	1,435	1,688
Prepaid pension benefits	46	577
Other assets	1,554	980
Total assets	$31,269	$33,550

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$106	$1,683
Accounts payable	1,807	1,799
Accrued payroll	732	708
Accrued income taxes	435	417
Other current liabilities	2,918	2,891
Total current liabilities	5,998	7,498

Long-term debt	6,731	4,326
Pension and postretirement benefits	3,843	1,794
Other liabilities	1,555	1,984
Total liabilities	$18,127	$15,602

Commitments and contingencies (Note 13)

Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share Shares outstanding - 2014: 635,134,594 Shares outstanding - 2013: 663,296,239	$9	$9
Additional paid-in capital	4,379	4,375
Retained earnings	34,317	32,416
Treasury stock	(19,307)	(15,385)
Accumulated other comprehensive income (loss)	(6,289)	(3,913)
Total 3M Company shareholders’ equity	13,109	17,502
Noncontrolling interest	33	446
Total equity	$13,142	$17,948

Total liabilities and equity	$31,269	$33,550

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Years Ended December 31

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2011	$15,862	$3,776	$28,348	$(11,679)	$(5,025)	$442

Net income	4,511		4,444			67
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	71				116	(45)
Defined benefit pension and post-retirement plans adjustment	201				200	1
Debt and equity securities - unrealized gain (loss)	4				4	—
Cash flow hedging instruments - unrealized gain (loss)	(45)				(45)	—
Total other comprehensive income (loss), net of tax	231
Dividends declared ($2.36 per share)	(1,635)		(1,635)
Stock-based compensation, net of tax impacts	277	277
Reacquired stock	(2,220)			(2,220)
Issuances pursuant to stock option and benefit plans	1,014		(478)	1,492
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465
Net income	4,721		4,659			62
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(505)				(418)	(87)
Defined benefit pension and post-retirement plans adjustment	1,245				1,240	5
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	15				15	—
Total other comprehensive income (loss), net of tax	755
Dividends declared ($3.395 per share, Note 5)	(2,297)		(2,297)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	324	324
Reacquired stock	(5,216)			(5,216)
Issuances pursuant to stock option and benefit plans	1,613		(625)	2,238
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Consolidated Statement of Changes in Equity (continued)

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	4,998		4,956			42
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(942)				(948)	6
Defined benefit pension and post-retirement plans adjustment	(1,562)				(1,562)	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain/(loss)	107				107	—
Total other comprehensive income (loss), net of tax	(2,395)
Dividends declared ($3.59 per share, Note 5)	(2,297)		(2,297)
Purchase of subsidiary shares	(870)	(434)			25	(461)
Stock-based compensation, net of tax impacts	438	438
Reacquired stock	(5,643)			(5,643)
Issuances pursuant to stock option and benefit plans	963		(758)	1,721
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Supplemental share information	2014	2013	2012
Treasury stock
Beginning balance	280,736,817	256,941,406	249,063,015
Reacquired stock	40,664,061	45,445,610	25,054,207
Issuances pursuant to stock options and benefit plans	(12,502,416)	(21,650,199)	(17,175,816)
Ending balance	308,898,462	280,736,817	256,941,406

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2014	2013	2012
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,998	$4,721	$4,511
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,408	1,371	1,288
Company pension and postretirement contributions	(215)	(482)	(1,146)
Company pension and postretirement expense	391	553	650
Stock-based compensation expense	280	240	223
Deferred income taxes	(146)	(167)	33
Excess tax benefits from stock-based compensation	(167)	(92)	(62)
Changes in assets and liabilities
Accounts receivable	(268)	(337)	(133)
Inventories	(113)	(86)	(251)
Accounts payable	75	16	72
Accrued income taxes (current and long-term)	206	206	90
Other — net	177	(126)	25
Net cash provided by operating activities	6,626	5,817	5,300

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,493)	(1,665)	(1,484)
Proceeds from sale of PP&E and other assets	135	128	41
Acquisitions, net of cash acquired	(94)	—	(1,046)
Purchases of marketable securities and investments	(1,280)	(4,040)	(5,492)
Proceeds from maturities and sale of marketable securities and investments	2,034	4,667	5,281
Proceeds from sale of businesses	—	8	—
Other investing	102	46	14
Net cash used in investing activities	(596)	(856)	(2,686)

Cash Flows from Financing Activities
Change in short-term debt — net	27	(2)	(36)
Repayment of debt (maturities greater than 90 days)	(1,625)	(859)	(612)
Proceeds from debt (maturities greater than 90 days)	2,608	824	1,370
Purchases of treasury stock	(5,652)	(5,212)	(2,204)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	968	1,609	1,012
Dividends paid to shareholders	(2,216)	(1,730)	(1,635)
Excess tax benefits from stock-based compensation	167	92	62
Purchase of noncontrolling interest	(861)	—	—
Other — net	(19)	32	(15)
Net cash used in financing activities	(6,603)	(5,246)	(2,058)

Effect of exchange rate changes on cash and cash equivalents	(111)	(17)	108

Net increase (decrease) in cash and cash equivalents	(684)	(302)	664
Cash and cash equivalents at beginning of year	2,581	2,883	2,219
Cash and cash equivalents at end of year	$1,897	$2,581	$2,883

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2014. 3M has determined that the cumulative inflation rate of Venezuela has exceeded, and continues to exceed, 100 percent since November 2009. Accordingly, since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of December 31, 2014, the Company had a balance of net monetary liabilities denominated in VEF of less than 150 million VEF and the

SICAD1 and SICAD2 exchange rates were approximately 10 VEF and 50 VEF per U.S. dollar, respectively. Had 3M utilized the SICAD1 rate rather than the SICAD2 rate of exchange for remeasurement of such items as of December 31, 2014, the differential would not have had a material impact on 3M’s consolidated results of operations or financial condition.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of December 31, 2014, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2014, the balance of intercompany receivables due from this subsidiary is less than $20 million and its equity balance is not significant.

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

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from ten to forty years, with the majority in the range of twenty to forty years. The estimated useful lives of machinery and equipment primarily range from three to fifteen years, with the majority in the range of five to ten years. Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $96 million and $90 million at December 31, 2014 and 2013, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M did not combine any of its reporting units for impairment testing. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is not “more likely than not” less than its carrying amount, which is commonly referred to as “Step 0”. 3M has chosen not to apply Step 0 for 2014 or prior.

Intangible assets: Intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. Intangible assets with a definite life are amortized over a period ranging from one to twenty years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. The estimated useful lives vary by category, with customer related largely between two to ten years, patents largely between five to ten years, other technology-based largely between five to twelve years, definite lived tradenames largely between two and twenty years, and other intangibles largely between two to ten years. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

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

Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss generally would be recognized when the fair value is less than the carrying value of the indefinite-lived intangible asset.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $407 million in 2014, $423 million in 2013 and $482 million in 2012.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.770 billion in 2014, $1.715 billion in 2013 and $1.634 billion in 2012. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.193 billion in 2014, $1.150 billion in 2013 and $1.079 billion in 2012. Related expenses primarily include technical support provided by 3M to customers who are using existing 3M products; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Environmental: Environmental expenditures relating to existing conditions caused by past operations that do not contribute to current or future revenues are expensed. Reserves for liabilities related to anticipated remediation costs are recorded on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Environmental expenditures for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2014 and 2013, the Company had valuation allowances of $22 million and $23 million on its deferred tax assets, respectively. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2014, 2013 and 2012 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (1.4 million average options for 2014, 2.0 million average options for 2013, and 12.6 million average options for 2012). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2014	2013	2012
Numerator:
Net income attributable to 3M	$4,956	$4,659	$4,444

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	649.2	681.9	693.9

Dilution associated with the Company’s stock-based compensation plans	12.8	11.7	9.4

Denominator for weighted average 3M common shares outstanding — diluted	662.0	693.6	703.3

Earnings per share attributable to 3M common shareholders — basic	$7.63	$6.83	$6.40
Earnings per share attributable to 3M common shareholders — diluted	$7.49	$6.72	$6.32

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

NOTE 2.  Acquisitions and Divestitures

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

3M completed one acquisition (Treo Solutions, LLC) during 2014, the impact of which on the consolidated balance sheet was not considered material. Separately, as discussed in Note 5, during 2014, 3M (via Sumitomo 3M Limited) purchased Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen. Because 3M already had a controlling interest in this consolidated subsidiary, this transaction was separately recorded as a financing activity in the statement of cash flows.

There were no acquisitions that closed during 2013. Adjustments in 2013 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2012 acquisition of Ceradyne, Inc.

In January 2015, 3M (Electronics and Energy Business) completed the sale of its global Static Control business to Desco Industries Inc., based in Chino, California. 2014 sales of this business were $46 million. This transaction was not considered material.

The impact on the consolidated balance sheet of the purchase price allocations related to 2012 acquisitions, including adjustments relative to other acquisitions within the allocation period, follows. Adjustments in 2012 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material and primarily related to the 2011 acquisitions of Winterthur Technologie AG and the business acquired from GPI Group.

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

2014 acquisitions:

During 2014, 3M completed one business combination. The purchase price paid for this business combination (net of cash acquired) and the impact of other matters (net) during 2014 aggregated to $94 million.

(1) In April 2014, 3M (Health Care Business) purchased all of the outstanding equity interests of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2014 totaled $34 million. The associated finite-lived intangible assets acquired in 2014 will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of six years (lives ranging from three to 10 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

2013 divestitures:

In June 2013, 3M (Consumer Business) completed the sale of its Scientific Anglers and Ross Reels businesses to The Orvis Company, Inc. based in Manchester, Vermont. This transaction was not considered material.

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

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2012 totaled $213 million. The associated finite-lived intangible assets acquired in 2012 will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 12 years (lives ranging from two to 20 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $65 million in 2014, none of which is deductible for tax purposes. There were no acquisitions that closed during 2013. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price for prior year acquisitions, which increased goodwill by $10 million in 2013. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2013	2013	Dec. 31,	2014	2014	Dec. 31,
	2012	acquisition	translation	2013	acquisition	translation	2014
(Millions)	Balance	activity	and other	Balance	activity	and other	Balance
Industrial	$2,174	$10	$(18)	$2,166	$—	$(129)	$2,037
Safety and Graphics	1,751	—	(11)	1,740	—	(90)	1,650
Electronics and Energy	1,622	—	(10)	1,612	—	(53)	1,559
Health Care	1,598	—	(2)	1,596	65	(72)	1,589
Consumer	240	—	(9)	231	—	(16)	215
Total Company	$7,385	$10	$(50)	$7,345	$65	$(360)	$7,050

As discussed in Note 15, effective in the first quarter of 2014, 3M transferred a product line between divisions within different business segments, and in the first, second and fourth quarters of 2014 made other changes within business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first, second and fourth quarters of 2014, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2014 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

For 2014, the gross carrying amount of intangible assets (excluding goodwill) decreased due to changes in foreign currency exchange rates, partially offset by business combinations, which increased the gross carrying amount by $34 million. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31, follow:

(Millions)	2014	2013
Customer related intangible assets	$1,348	$1,411
Patents	581	602
Other technology-based intangible assets	407	406
Definite-lived tradenames	401	411
Other amortizable intangible assets	221	217
Total gross carrying amount	$2,958	$3,047

Accumulated amortization — customer related	(597)	(514)
Accumulated amortization — patents	(472)	(458)
Accumulated amortization — other technology based	(215)	(179)
Accumulated amortization — definite-lived tradenames	(195)	(178)
Accumulated amortization — other	(167)	(159)
Total accumulated amortization	$(1,646)	$(1,488)

Total finite-lived intangible assets — net	$1,312	$1,559

Non-amortizable intangible assets (primarily tradenames)	123	129
Total intangible assets — net	$1,435	$1,688

3M has certain tradenames that are not amortized because of the long-time established name recognition in their respective industries.

Amortization expense for the years ended December 31 follows:

(Millions)	2014	2013	2012
Amortization expense	$228	$236	$233

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2014 follows:

						After
(Millions)	2015	2016	2017	2018	2019	2019
Amortization expense	$204	$176	$154	$139	$128	$511

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

NOTE 4.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $1 million at December 31, 2014, and $24 million at December 31, 2013. Accumulated depreciation for capital leases totaled $87 million and $85 million as of December 31, 2014, and 2013, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2014	2013
Other current assets
Prepaid expenses and other	$595	$602
Deferred income taxes	444	502
Derivative assets-current	182	76
Insurance related receivables, prepaid expenses and other	77	99
Total other current assets	$1,298	$1,279

Investments
Equity method	$58	$69
Cost method	41	45
Other investments	3	8
Total investments	$102	$122

Property, plant and equipment - at cost
Land	$368	$411
Buildings and leasehold improvements	6,943	7,062
Machinery and equipment	14,684	14,665
Construction in progress	679	772
Capital leases	167	158
Gross property, plant and equipment	22,841	23,068
Accumulated depreciation	(14,352)	(14,416)
Property, plant and equipment - net	$8,489	$8,652

Other assets
Deferred income taxes	$889	$360
Insurance related receivables and other	89	96
Cash surrender value of life insurance policies	245	236
Other	331	288
Total other assets	$1,554	$980

Other current liabilities
Accrued trade payables	$533	$547
Deferred income	541	521
Derivative liabilities	39	103
Dividends payable	648	567
Employee benefits and withholdings	172	195
Contingent liability claims and other	157	119
Property and other taxes	90	88
Pension and postretirement benefits	60	61
Deferred income taxes	34	37
Other	644	653
Total other current liabilities	$2,918	$2,891

Other liabilities
Long term income taxes payable	$519	$472
Employee benefits	262	315
Contingent liability claims and other	300	314
Capital lease obligations	59	58
Deferred income	21	19
Deferred income taxes	141	538
Other	253	268
Total other liabilities	$1,555	$1,984

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 308,898,462 shares at December 31, 2014, 280,736,817 shares at December 31, 2013, and 256,941,406 shares at December 31, 2012. Preferred stock, without par value, of 10 million shares is authorized but unissued.

In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (payable in March 2015), which when added to second, third and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share paid in March 2014.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011, net of tax	$114	$(5,155)	$(6)	$22	$(5,025)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	133	(204)	6	3	(62)
Amounts reclassified out	—	615	—	(72)	543
Total other comprehensive income (loss), before tax	133	411	6	(69)	481
Tax effect	(17)	(211)	(2)	24	(206)
Total other comprehensive income (loss), net of tax	116	200	4	(45)	275
Balance at December 31, 2012, net of tax	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(462)	1,361	—	(98)	801
Amounts reclassified out	—	569	—	122	691
Total other comprehensive income (loss), before tax	(462)	1,930	—	24	1,492
Tax effect	44	(690)	—	(9)	(655)
Total other comprehensive income (loss), net of tax	(418)	1,240	—	15	837
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(856)	(2,638)	2	171	(3,321)
Amounts reclassified out	—	360	1	(4)	357
Total other comprehensive income (loss), before tax	(856)	(2,278)	3	167	(2,964)
Tax effect	(92)	716	(1)	(60)	563
Total other comprehensive income (loss), net of tax	(948)	(1,562)	2	107	(2,401)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at December 31, 2014, net of tax	$(1,095)	$(5,293)	$—	$99	$(6,289)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	$1	See Note 10
Prior service benefit	59	77	84	See Note 10
Net actuarial loss	(420)	(647)	(700)	See Note 10
Total before tax	(360)	(569)	(615)
Tax effect	122	197	219	Provision for income taxes
Net of tax	$(238)	$(372)	$(396)

Debt and equity security gains (losses)
Sales or impairments of securities	$(1)	$—	$—	Selling, general and administrative expenses
Total before tax	(1)	—	—
Tax effect	—	—	—	Provision for income taxes
Net of tax	$(1)	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$3	$(11)	$41	Cost of sales
Foreign currency forward contracts	—	(108)	42	Interest expense
Commodity price swap contracts	2	(2)	(10)	Cost of sales
Interest rate swap contracts	(1)	(1)	(1)	Interest expense
Total before tax	4	(122)	72
Tax effect	(1)	45	(26)	Provision for income taxes
Net of tax	$3	$(77)	$46
Total reclassifications for the period, net of tax	$(236)	$(449)	$(350)

Purchase and Sale of Subsidiary Shares

On September 1, 2014, 3M (via Sumitomo 3M Limited) purchased Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen. Upon completion of the transaction, 3M owned 100 percent of Sumitomo 3M Limited. This transaction was recorded as a financing activity (Purchase of noncontrolling interest) in the statement of cash flows.

In April 2014, 3M purchased the remaining noncontrolling interest in a consolidated 3M subsidiary for an immaterial amount, which was classified as a financing activity (Purchase of noncontrolling interest) in the consolidated statement of cash flows.

The following table summarizes the effects of these 2014 transactions on equity attributable to 3M Company shareholders.

(Millions)	Year ended December 31, 2014
Net income attributable to 3M	$4,956
Impact of purchase of subsidiary shares	(409)
Change in 3M Company shareholders’ equity from net income attributable to 3M and impact of purchase of subsidiary shares	$4,547

In March 2013, 3M sold shares in 3M India Limited, a subsidiary of the Company, in return for $8 million. The noncontrolling interest shares of this subsidiary trade on a public exchange in India. This sale of shares complied with an amendment to Indian securities regulations that required 3M India Limited, as a listed company, to achieve a minimum public shareholding of at least 25 percent. As a result of this transaction, 3M’s ownership in 3M India Limited was reduced from 76 percent to 75 percent. The $8 million received in the first quarter of 2013 was classified as other financing activity in the consolidated statement of cash flows. Because the Company retained its controlling interest, the sale resulted in an increase in 3M Company shareholder’s equity of $7 million and an increase in noncontrolling interest of $1 million.

NOTE 6.  Supplemental Cash Flow Information

(Millions)	2014	2013	2012
Cash income tax payments, net of refunds	$1,968	$1,803	$1,717
Cash interest payments	178	169	166
Capitalized interest	15	21	23

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

Transactions related to investing and financing activities with significant non-cash components are as follows:

•                  During the fourth quarter of 2014, 3M sold and leased-back, under a capital lease, certain recently constructed machinery and equipment in return for a municipal bond with the City of Nevada, Missouri valued at approximately $15 million as of the transaction date.

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

In addition, as discussed in Note 5, in the fourth quarter of 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (payable in March 2015), which reduced 3M’s stockholders equity and increased other current liabilities as of December 2014 by $648 million. In the fourth quarter of 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This reduced 3M’s stockholders equity and increased other current liabilities as of December 31, 2013 by $567 million.

NOTE 7.  Income Taxes

Income Before Income Taxes

(Millions)	2014	2013	2012
United States	$3,815	$3,194	$2,902
International	3,211	3,368	3,449
Total	$7,026	$6,562	$6,351

Provision for Income Taxes

(Millions)	2014	2013	2012
Currently payable
Federal	$1,103	$948	$743
State	108	91	75
International	1,008	901	918
Deferred
Federal	(171)	(123)	(3)
State	(9)	(2)	10
International	(11)	26	97
Total	$2,028	$1,841	$1,840

Components of Deferred Tax Assets and Liabilities

(Millions)	2014	2013
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$148	$140
Product and other claims	152	155
Miscellaneous accruals	137	130
Pension costs	1,312	447
Stock-based compensation	290	322
Net operating/capital loss carryforwards	175	225
Foreign tax credits	360	316
Inventory	221	221
Gross deferred tax assets	2,795	1,956
Valuation allowance	(22)	(23)
Total deferred tax assets	$2,773	$1,933

Deferred tax liabilities:
Product and other insurance receivables	$(31)	$(46)
Accelerated depreciation	(804)	(813)
Intangible amortization	(719)	(780)
Other	(61)	(7)
Total deferred tax liabilities	$(1,615)	$(1,646)

Net deferred tax assets	$1,158	$287

The net deferred tax assets are included as components of Other Current Assets, Other Assets, Other Current Liabilities, and Other Liabilities within the Consolidated Balance Sheet. See Note 4 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2014, the Company had tax effected operating loss, capital loss, and tax credit carryovers for federal (approximately $24 million), state (approximately $3 million), and international (approximately $148 million), with all amounts before valuation allowances. The federal tax attribute carryovers will expire after 15 to 16 years, the state after five to 10 years, and the majority of international after five years with the remaining international expiring in one year or with an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. As of December 31, 2014, the Company has provided $22 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

Reconciliation of Effective Income Tax Rate

	2014	2013	2012
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	0.9	0.9	0.9
International income taxes - net	(5.8)	(6.3)	(4.2)
U.S. research and development credit	(0.4)	(0.7)	—
Reserves for tax contingencies	0.6	1.2	(1.9)
Domestic Manufacturer’s deduction	(1.3)	(1.6)	(1.2)
All other - net	(0.1)	(0.4)	0.4
Effective worldwide tax rate	28.9%	28.1%	29.0%

The effective tax rate for 2014 was 28.9 percent, compared to 28.1 percent in 2013, an increase of 0.8 percentage points, impacted by many factors. Factors which increased the Company’s effective tax rate included a one-time international tax impact related to the establishment of the supply chain center of expertise in Europe, decreased U.S. research and development credit in 2014 compared to 2013 due to two years inclusion as a result of the reinstatement in 2013, decreased domestic manufacturer’s deduction, and other items. Combined, these factors increased the Company’s effective tax rate by 1.6 percentage points. This increase was partially offset by a 0.8 percentage point decrease, which related to both lower 3M income tax reserves for 2014 when compared to 2013 and international taxes as a result of changes to the geographic mix of income before taxes.

The effective tax rate for 2013 was 28.1 percent, compared to 29.0 percent in 2012, a decrease of 0.9 percentage points, impacted by many factors. Factors that decreased the Company’s effective tax rate included international taxes as a result of changes to the geographic mix of income before taxes, the reinstatement of the U.S. research and development credit in 2013, an increase in the domestic manufacturer’s deduction benefit, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. Combined, these factors decreased the Company’s effective tax rate by 4.0 percentage points. This benefit was partially offset by factors that increased the effective tax rate by 3.1 percentage points, which largely related to increases in 3M’s income tax reserves for 2013 when compared to 2012.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2012. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2013 and 2014. It is anticipated that the IRS will complete its examination of the Company for 2013 by the end of the first quarter of 2015 and for 2014 by the end of the first quarter of 2016. As of December 31, 2014, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

Payments relating to other proposed assessments arising from the 2005 through 2014 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above and closure of statutes. Currently, the Company is not estimating a significant increase or decrease in unrecognized tax benefits as of December 31, 2014, during the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2014	2013	2012
Gross UTB Balance at January 1	$659	$528	$594

Additions based on tax positions related to the current year	201	97	80
Additions for tax positions of prior years	30	158	114
Reductions for tax positions of prior years	(74)	(29)	(120)
Settlements	(154)	(17)	(50)
Reductions due to lapse of applicable statute of limitations	(79)	(78)	(90)

Gross UTB Balance at December 31	$583	$659	$528

Net UTB impacting the effective tax rate at December 31	$265	$262	$185

The total amount of UTB, if recognized, would affect the effective tax rate by $265 million as of December 31, 2014, $262 million as of December 31, 2013, and $185 million as of December 31, 2012. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Current Assets, Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $14 million of benefit, $22 million of expense, and $12 million of benefit in 2014, 2013, and 2012, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2014, and December 31, 2013, accrued interest and penalties in the consolidated balance sheet on a gross basis were $44 million and $62 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from certain manufacturing activities in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: China (2016), Taiwan (2016), Korea (2018), Brazil (2023), Singapore (2023), Switzerland (2024), and Panama (indefinitely). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $111 million (17 cents per diluted share) in 2014, $87 million (13 cents per diluted share) in 2013, and $64 million (9 cents per diluted share) in 2012.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $11.2 billion as of December 31, 2014. Because of the availability of U.S. foreign tax credits, the multiple avenues in which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 8.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2014	2013

U.S. government agency securities	$67	$103
Foreign government agency securities	75	30
Corporate debt securities	241	143
Commercial paper	—	60
Certificates of deposit/time deposits	41	20
U.S. municipal securities	—	2
Asset-backed securities:
Automobile loan related	122	287
Credit card related	59	52
Equipment lease related	21	30
Other	—	29
Asset-backed securities total	202	398

Current marketable securities	$626	$756

U.S. government agency securities	$41	$131
Foreign government agency securities	20	95
Corporate debt securities	378	638
Certificates of deposit/time deposits	—	20
U.S. treasury securities	38	49
U.S. municipal securities	15	—
Auction rate securities	—	11
Asset-backed securities:
Automobile loan related	160	298
Credit card related	103	128
Equipment lease related	27	37
Other	46	46
Asset-backed securities total	336	509

Non-current marketable securities	$828	$1,453

Total marketable securities	$1,454	$2,209

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. At December 31, 2014, gross unrealized losses totaled approximately $1 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2013, gross unrealized losses totaled approximately $5 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 5 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2014, for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2014

Due in one year or less	$367
Due after one year through five years	1,064
Due after five years through ten years	8
Due after ten years	15

Total marketable securities	$1,454

3M has a diversified marketable securities portfolio of $1.454 billion as of December 31, 2014. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $538 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At December 31, 2014, all asset-backed security investments were in compliance with this policy. Approximately 96.6 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 9.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflects effective interest rates, which include the impact of interest rate swaps, as of December 31, 2014. The reference column in the table below indicates if debt was issued on a combined basis, with the combined debt separated to show the impact of fixed versus floating effective interest rates as of December 31, 2014. Combined debt is referenced as A1, A2; D1, D2; and G1, G2. The effective interest rate is subject to future changes based on underlying indices related to 3M’s floating rate debt and interest rate swaps. This reference column is also used to refer to later discussion concerning this debt. Carrying value includes the impact of derivative/hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

		Currency/	Effective	Final
(Millions)		Fixed vs.	Interest	Maturity	Carrying Value
Description / 2014 Principal Amount	Reference	Floating	Rate	Date	2014	2013
Eurobond (775 million Euros)	A1	Euro Fixed	—%	—	$—	$1,075
Eurobond (250 million Euros)	A2	Euro Floating	—%	—	—	349
Medium-term note ($1 billion)	B	USD Fixed	1.62%	2016	997	995
Medium-term note (750 million Euros)	C	Euro Fixed	1.71%	2026	897	—
Eurobond (300 million Euros)	D1	Euro Fixed	1.97%	2021	363	411
Eurobond (300 million Euros)	D2	Euro Floating	0.40%	2021	390	404
30-year bond ($750 million)	E	USD Fixed	5.73%	2037	748	748
Medium-term note ($650 million)	F	USD Fixed	1.10%	2017	649	648
Medium-term note ($600 million)	G1	USD Floating	0.28%	2019	594	—
Medium-term note ($25 million)	G2	USD Fixed	1.74%	2019	25	—
Medium-term note (500 million Euros)	H	Euro Floating	0.31%	2018	608	—
Medium-term note ($600 million)	I	USD Fixed	2.17%	2022	593	592
30-year debenture ($330 million)	J	USD Fixed	6.01%	2028	344	346
Medium-term note ($325 million)	K	USD Fixed	4.05%	2044	315	—
UK borrowing (66 million GBP)	L	GBP Floating	—%	—	—	109
Floating rate note ($96 million)	M	USD Floating	—%	2041	96	97
Floating rate note ($55 million)	N	USD Floating	—%	2044	55	59
Other borrowings	O	Various	4.17%	2015-2040	112	79
Total long-term debt					$6,786	$5,912
Less: current portion of long-term debt					55	1,586
Long-term debt (excluding current portion)					$6,731	$4,326

Post-Swap Borrowing (Long-Term Debt, Including Current Portion)

	2014		2013
(Millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Fixed-rate debt	$4,933	2.74%	$4,821	3.19%
Floating-rate debt	1,853	0.53%	1,091	0.48%
Total long-term debt, including current portion	$6,786		$5,912

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2014	2013
Current portion of long-term debt	—%	$55	$1,586
U.S. dollar commercial paper	—%	—	—
Other borrowings	2.46%	51	97
Total short-term borrowings and current portion of long-term debt		$106	$1,683

Maturities of Long-term Debt

Maturities of long-term debt for the five years subsequent of December 31, 2014 are as follows (in millions):

					After
2015	2016	2017	2018	2019	2019	Total
$55	$1,109	$745	$608	$622	$3,647	$6,786

Long-term debt payments due in 2015, 2016 and 2017 include floating rate notes totaling $55 million (classified as current portion of long-term debt), $71 million (included in other borrowings in the long-term debt table) and $96 million (included as a separate floating rate note in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

Credit Rating / Five-Year Revolving Credit Facility

As of February 2015, the Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. In August 2014, 3M amended and extended the existing $1.5 billion five-year revolving credit facility expiring in September 2017 to a $2.25 billion five-year agreement expiring in August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lender’s discretion). This facility was undrawn at December 31, 2014. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2014, this ratio was approximately 60 to 1. Debt covenants do not restrict the payment of dividends.

Other Credit Facilities

In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million) committed credit facility agreement with JP Morgan Chase Bank, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, with the remaining balance of 30 million British Pounds repaid in December 2014 (reference L in the preceding debt table). Apart from the committed facilities, an additional $219 million in stand-alone letters of credit and $18 million in bank guarantees were also issued and outstanding at December 31, 2014. These lines of credit are utilized in connection with normal business activities.

Long-Term Debt

The following provides additional discussion concerning 3M’s long-term debt, with a reference back to the preceding debt table.

2014 Long-Term Debt Issuances (Ref. C, G1, G2, H, K)

The Company has a “well-known seasoned issuer” shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014, shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. Included in this $9 billion are $2.25 billion of notes previously issued in 2011 and 2012 as part of Series F. In June 2014, 3M issued $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 with a coupon rate of 1.625%. Upon debt issuance, the Company entered into an interest rate swap to convert $600 million of this amount to an interest rate based on a floating three-month LIBOR index. In addition, in June 2014, 3M issued $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044 with a coupon rate of 3.875%. In November 2014, the Company issued 500 million Euros aggregate principal amount of four-year floating rate medium-term notes due 2018 with an interest rate based on a floating three-month EURIBOR index, and also issued 750 million Euros aggregate principal amount of twelve-year fixed rate medium-term notes due 2026 with a coupon rate of 1.5%. Both June 2014 and November 2014 debt issuances were from the medium-term notes program (Series F).

2014 Eurobond Maturity (Ref. A1, A2)

In July 2007, 3M issued a seven-year 5.0% fixed rate Eurobond for an amount of 750 million Euros (carrying value of approximately $1.042 billion in U.S. Dollars at December 31, 2013). In addition, in December 2007, 3M reopened its existing seven year 5.0% fixed rate Eurobond for an additional amount of 275 million Euros (carrying value of approximately $382 million in U.S. Dollars at December 31, 2013). This security was issued at a premium and was subsequently consolidated with the original security in January 2008. Upon the initial debt issuance in July 2007, 3M completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, the notional amount remaining after the partial termination was 250 million Euros. The termination of a portion of this swap did not impact the terms of the remaining portion. After these swaps, the fixed rate portion of the Eurobond totaled 775 million Euros and the floating rate portion totaled 250 million Euros. These Eurobonds and their corresponding fixed-to-floating interest rate swap matured in July 2014.

2013 Long-term Debt Issuances (Ref. D1, D2)

In November 2013, 3M issued an eight-year 1.875% fixed rate Eurobond for an amount of 600 million Euros (carrying value of approximately $753 million in U.S. Dollars at December 31, 2014). Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. After this swap, the fixed rate portion of the Eurobond totaled 300 million Euros and the floating rate portion totaled 300 million Euros.

2011 / 2012 Long-Term Debt Issuances (Ref. B, F, I)

The Company, in connection with a prior “well-known seasoned issuer” shelf registration statement, effective August 5, 2011, registered an indeterminate amount of debt or equity securities for future sales. In September 2011, in connection with this August 5, 2011 shelf registration statement, 3M established a $3 billion medium-term notes program (Series F), from which 3M issued $1 billion aggregate principal amount of five-year fixed rate medium-term notes with a coupon rate of 1.375%. In June 2012, 3M issued $650 million aggregate principal amount of five-year fixed rate medium-notes due 2017 with a coupon rate of 1.000% and $600 million aggregate principal amount of ten-year fixed rate medium-term notes due 2022 with a coupon rate of 2.000%, which were both issued from this $3 billion medium-term notes program (Series F).

Other Long-Term Debt Issuances (Ref. E, J)

In March 2007, the Company issued a thirty-year, $750 million, fixed rate note with a coupon rate of 5.70%. In 1998, the Company issued a thirty-year $330 million debenture due 2028, with a coupon rate of 6.01%.

Floating Rate Notes / Other Borrowings (Ref. M, N, O)

At various times, 3M has issued floating rate notes containing put provisions. 3M would be required to repurchase these securities at various prices ranging from 99 percent to 100 percent of par value according to the reduction schedules for each security. In December 2004, 3M issued a forty-year $60 million floating rate note, with a rate based on a floating LIBOR index. Under the terms of this floating rate note due in 2044, holders have an annual put feature at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040 and 2041, holders have put options that commence ten years from the date of issuance and each third anniversary thereafter until final maturity at prices ranging from 99 percent to 100 percent of par value. In 2008 through 2014, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

NOTE 10.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 80 defined benefit plans in 28 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for substantially all of its U.S. employees who reach retirement age while employed by the Company. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation are matched in cash at rates of 60% or 75%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’ elections. Employer contributions to the U.S. defined contribution plans were $153 million, $136 million and $124 million for 2014, 2013 and 2012, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $75 million, $71 million and $58 million for 2014, 2013 and 2012, respectively.

The Company has made deposits for its defined benefit plans with independent trustees. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For its U.S. postretirement health care and life insurance benefit plans, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.

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

In the fourth quarter of 2010, the Company made further changes to its U.S. postretirement health care benefit plans. As a result of these changes, the Company will transition all current and future retirees to the savings account benefits-based plan announced in 2008. These changes became effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and will become effective beginning January 1, 2016, for all non-Medicare eligible retirees and their eligible dependents.

In December 2011, the Company offered a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who met age and years of pension service requirements. The eligible participants who accepted the offer and retired on February 1, 2012, received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. 616 participants accepted the offer and retired on February 1, 2012. As a result, the Company incurred a $26 million charge related to these special termination benefits in the first quarter of 2012.

Effective July 1, 2012, 3M Canada closed its pension plans for salaried employees to new participants. The change did not trigger a plan remeasurement and therefore there was no immediate impact to the liability and expense.

In the third quarter of 2014, former U.S. employees who have a pension benefit for which they have not begun receiving payment (term vested) were offered a lump sum payout of their pension benefit. As a result of this action, the projected benefit obligation (PBO) liability was reduced in the fourth quarter of 2014 by approximately $270 million, with the actual cash payout of approximately the same amount paid from the plan’s assets in the fourth quarter of 2014. The PBO liability reduction was 34% of the term vested eligible PBO and a 2% reduction in the overall U.S. pension PBO liability based on the December 31, 2013, valuation. There was no pension expense impact as a result of this action on 3M’s consolidated statement of income in 2014.

In the fourth quarter of 2014, 3M’s Board of Directors approved an amendment of the U.S. defined benefit pension plan to include a lump sum payment option for employees that have vested retirement benefits who commence their pension January 1, 2015, or later. This option is also available to vested employees who leave 3M before becoming eligible to retire at the time of termination. This change reduced 3M’s year-end 2014 PBO liability by approximately $266 million.

As of December 31, 2014, the Company converted to the “RP 2014 Mortality Tables” and updated the mortality improvement scale it used for calculating the year-end 2014 U.S. defined benefit pension annuitant and postretirement obligations and 2015 expense. The impact of this change increased the year-end 2014 U.S. PBO for pension and the 2014 U.S. accumulated postretirement benefit obligation.

3M was informed during the first quarter of 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. As of the 2014 measurement date, these holdings represented less than one half of one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $30 million as of December 31, 2014 and 2013.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$13,967	$14,830	$6,346	$6,414	$2,017	$2,205
Acquisitions/Transfers in	—	15	—	—	—	—
Service cost	241	258	141	147	65	80
Interest cost	676	598	252	238	97	88
Participant contributions	—	—	10	8	18	30
Foreign exchange rate changes	—	—	(663)	(79)	(11)	(13)
Plan amendments	(266)	—	3	3	—	(20)
Actuarial (gain) loss	2,874	(986)	1,128	(163)	415	(225)
Medicare Part D Reimbursement	—	—	—	—	1	2
Benefit payments	(1,039)	(747)	(235)	(222)	(140)	(130)
Settlements, curtailments, special termination benefits and other	(1)	(1)	(3)	—	—	—
Benefit obligation at end of year	$16,452	$13,967	$6,979	$6,346	$2,462	$2,017
Change in plan assets
Fair value of plan assets at beginning of year	$13,889	$13,781	$5,758	$5,222	$1,405	$1,321
Actual return on plan assets	1,749	803	813	421	148	178
Company contributions	45	53	165	423	5	6
Participant contributions	—	—	10	8	18	30
Foreign exchange rate changes	—	—	(554)	(94)	—	—
Benefit payments	(1,039)	(747)	(235)	(222)	(140)	(130)
Settlements, curtailments, special termination benefits and other	(1)	(1)	—	—	—	—
Fair value of plan assets at end of year	$14,643	$13,889	$5,957	$5,758	$1,436	$1,405
Funded status at end of year	$(1,809)	$(78)	$(1,022)	$(588)	$(1,026)	$(612)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2014	2013	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$3	$399	$43	$178	$—	$—
Accrued benefit cost
Current liabilities	(46)	(47)	(10)	(10)	(4)	(4)
Non-current liabilities	(1,766)	(430)	(1,055)	(756)	(1,022)	(608)
Ending balance	$(1,809)	$(78)	$(1,022)	$(588)	$(1,026)	$(612)
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(3)	$(4)	$—	$—
Net actuarial loss (gain)	5,462	3,537	2,200	1,949	914	616
Prior service cost (credit)	(251)	20	(93)	(117)	(102)	(151)
Ending balance	$5,211	$3,557	$2,104	$1,828	$812	$465

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $15.335 billion and $13.357 billion at December 31, 2014 and 2013, respectively. The accumulated benefit obligation of the international pension plans was $6.401 billion and $5.825 billion at December 31, 2014 and 2013, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2014	2013	2014	2013
Projected benefit obligation	$16,435	$486	$2,588	$2,198
Accumulated benefit obligation	15,319	463	2,335	1,960
Fair value of plan assets	14,623	9	1,636	1,547

Components of net periodic cost and other amounts recognized in other comprehensive income

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 follow:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net periodic benefit cost (benefit)
Service cost	$241	$258	$254	$141	$147	$124	$65	$80	$78
Interest cost	676	598	587	252	238	247	97	88	86
Expected return on plan assets	(1,043)	(1,046)	(992)	(312)	(291)	(295)	(90)	(90)	(84)
Amortization of transition (asset) obligation	—	—	—	(1)	(1)	(1)	—	—	—
Amortization of prior service cost (benefit)	4	5	5	(16)	(16)	(17)	(47)	(66)	(72)
Amortization of net actuarial (gain) loss	243	399	470	121	153	122	56	95	108
Net periodic benefit cost (benefit)	$121	$214	$324	$185	$230	$180	$81	$107	$116
Settlements, curtailments, special termination benefits and other	—	—	26	4	2	4	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$121	$214	$350	$189	$232	$184	$81	$107	$116
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition (asset) obligation	—	—	—	1	1	1	—	—	—
Prior service cost (benefit)	(266)	—	—	3	3	(7)	—	(20)	—
Amortization of prior service cost (benefit)	(4)	(5)	(5)	16	16	17	47	66	72
Net actuarial (gain) loss	2,167	(743)	(470)	592	(294)	707	358	(313)	(33)
Amortization of net actuarial (gain) loss	(243)	(399)	(470)	(121)	(153)	(122)	(56)	(95)	(108)
Foreign currency	—	—	—	(215)	(47)	24	(1)	(2)	(1)
Total recognized in other comprehensive (income) loss	$1,654	$(1,147)	$(945)	$276	$(474)	$620	$348	$(364)	$(70)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$1,775	$(933)	$(595)	$465	$(242)	$804	$429	$(257)	$46

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$(1)	$—
Amortization of prior service cost (benefit)	(24)	(15)	(33)
Amortization of net actuarial (gain) loss	408	154	77
Total amortization expected over the next fiscal year	$384	$138	$44

Weighted-average assumptions used to determine benefit obligations

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Discount rate	4.10%	4.98%	4.14%	3.11%	4.02%	3.78%	4.07%	4.83%	4.00%
Compensation rate increase	4.10%	4.00%	4.00%	3.33%	3.35%	3.31%	N/A	N/A	N/A

The Company is in the process of transitioning all current and future retirees in the U.S. postretirement health care benefit plans to the savings account benefits-based plan announced in 2008. The contributions provided by the Company to the health savings accounts increase three percent per year. Therefore, the Company no longer has material exposure to health care cost inflation.

Weighted-average assumptions used to determine net cost for years ended

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Discount rate	4.98%	4.14%	4.15%	4.02%	3.78%	4.58%	4.83%	4.00%	4.04%
Expected return on assets	7.75%	8.00%	8.25%	5.83%	5.87%	6.38%	7.11%	7.19%	7.30%
Compensation rate increase	4.00%	4.00%	4.00%	3.35%	3.31%	3.52%	N/A	N/A	N/A

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.10% for pension and 4.07% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2014, which is a decrease of 0.88 percentage points and 0.76 percentage points, respectively, from the rates used as of December 31, 2013. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.75% in 2014. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2014, the Company’s 2015 expected long-term rate of return on U.S. plan assets is 7.75%, unchanged from 2014. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2014 expected long-term rate of return is based on an asset allocation assumption of 26% global equities, with an expected long-term rate of return of 7%; 17% private equities, with an expected long-term rate of return of 12%; 44% fixed-income securities, with an expected long-term rate of return of 4.5%; and 13% absolute return investments independent of traditional performance benchmarks, with an expected long term return of 6.75%. The Company expects additional positive return from active investment management. These assumptions result in a 7.75% expected rate of return on an annualized basis in 2015. The actual net rate of return on plan assets in 2014 was 13.0%. In 2013 the plan earned a rate of return of 6.0% and in 2012 earned a return of 13.6%. The average annual actual return on the plan assets over the past 10 and 25 years has been 8.7% and 10.0%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2014, the Company contributed $210 million to its U.S. and international pension plans and $5 million to its postretirement plans. During 2013, the Company contributed $476 million to its U.S. and international pension plans and $6 million to its postretirement plans. In 2015, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2015 Benefit Payments	$946	$209	$127
2016 Benefit Payments	964	226	139
2017 Benefit Payments	983	237	156
2018 Benefit Payments	1,010	256	160
2019 Benefit Payments	1,037	273	162
Next five years	5,381	1,563	860

Plan Asset Management

3M’s investment strategy for its pension and postretirement plans is to manage the funds on a going-concern basis. The primary goal of the trust funds is to meet the obligations as required. The secondary goal is to earn the highest rate of return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution risk. Fund returns are used to help finance present and future obligations to the extent possible within actuarially determined funding limits and tax-determined asset limits, thus reducing the potential need for additional contributions from 3M. The investment strategy has used long duration cash bonds and derivative instruments to offset a significant portion of the interest rate sensitivity of U.S. pension liabilities.

Normally, 3M does not buy or sell any of its own securities as a direct investment for its pension and other postretirement benefit funds. However, due to external investment management of the funds, the plans may indirectly buy, sell or hold 3M securities. The aggregate amount of 3M securities are not considered to be material relative to the aggregate fund percentages.

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

U.S. Pension Plans Assets

In order to achieve the investment objectives in the U.S. pension plans, the investment policy includes a target strategic asset allocation. The investment policy allows some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolio will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans.

The Company revised the classification of amounts previously presented in the table below for absolute return and long/short equity assets held by the U.S. pension plans as of December 31, 2013. These immaterial revisions reclassified $100 million and $67 million of previously presented absolute return and long/short equity amounts from level 3 to level 2, respectively. The revision to the classification of absolute return assets is also reflected within net transfers into/(out of) level 3 in the later table summarizing changes in the fair values of the U.S. pension plans’ level 3 assets for the year ended December 31, 2013. The revision to the classification of long/short equity assets is also reflected within the January 1, 2013 balance in the later table summarizing changes in the fair values of the U.S. pension plans’ level 3 assets.

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2014	2013	2014	2013	2014	2013	2014	2013
Equities
U.S. equities	$1,766	$1,595	$3	$3	$—	$3	$1,769	$1,601
Non-U.S. equities	1,214	1,324	1	1	—	—	1,215	1,325
Index funds	—	—	148	151	2	1	150	152
Long/short equity	—	—	71	67	382	393	453	460
Total Equities	$2,980	$2,919	$223	$222	$384	$397	$3,587	$3,538
Fixed Income
U.S. government securities	$1,032	$908	$590	$601	$—	$—	$1,622	$1,509
Non-U.S. government securities	7	20	381	316	—	—	388	336
Preferred and convertible securities	3	—	—	4	—	—	3	4
U.S. corporate bonds	8	14	2,550	2,046	—	—	2,558	2,060
Non-U.S. corporate bonds	—	—	478	412	—	—	478	412
Asset-backed securities	—	—	20	26	—	—	20	26
Collateralized mortgage obligations	—	—	29	28	—	—	29	28
Private placements	3	—	388	251	—	2	391	253
Derivative instruments	6	(1)	126	6	—	—	132	5
Other	—	—	31	37	—	—	31	37
Total Fixed Income	$1,059	$941	$4,593	$3,727	$—	$2	$5,652	$4,670
Private Equity
Buyouts	$—	$—	$—	$—	$700	$737	$700	$737
Derivative instruments	—	—	—	—	(74)	(97)	(74)	(97)
Direct investments	—	—	—	—	516	467	516	467
Distressed debt	—	—	—	—	202	211	202	211
Growth equity	15	21	—	—	183	170	198	191
Mezzanine	—	—	—	—	116	83	116	83
Real estate	—	—	—	—	147	156	147	156
Secondary	—	—	—	—	145	152	145	152
Venture capital	—	—	—	—	552	548	552	548
Total Private Equity	$15	$21	$—	$—	$2,487	$2,427	$2,502	$2,448
Total Absolute Return	$26	$—	$1,141	$1,175	$1,006	$658	$2,173	$1,833
Commodities	$—	$—	$—	$88	$—	$—	$—	$88
Cash and Cash Equivalents	$287	$301	$617	$1,017	$—	$—	$904	$1,318
Total	$4,367	$4,182	$6,574	$6,229	$3,877	$3,484	$14,818	$13,895
Other items to reconcile to fair value of plan assets							$(175)	$(6)
Fair value of plan assets							$14,643	$13,889

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the NAV as determined by the administrator or custodian of the fund. Long/short equity interests, which have a redemption right in the near term and are past any lock-up redemption period, are classified as level 2.

Fixed income includes derivative instruments such as credit default swaps, interest rate swaps and futures contracts. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

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

Absolute return consists primarily of private partnership interests in hedge funds, hedge fund of funds and bank loan funds. Partnership interests are valued using the NAV as determined by the administrator or custodian of the fund. Generally, hedge fund partnership interests, which have a redemption right in the near term and are past any lock-up redemption period, are classified as level 2. A hedge fund investment was moved from level 3 to level 2 during 2013 because the lock-up redemption period had expired. A hedge fund investment was moved to level 3 during 2014 after the investment was transferred to a new share class with a longer lock-up period.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts designed to deliver investment returns similar to the Goldman Sachs Commodities Index (GSCI) or Bloomberg Commodity index returns. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Other items to reconcile to fair value of plan assets include the net of insurance receivables for WG Trading Company, interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the U.S. pension plans’ level 3 assets for the years ended December 31, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2013	$421	$2	$2,136	$865	$107	$3,531
Net transfers into / (out of) level 3	—	—	—	(101)	—	(101)
Purchases, sales, issuances, and settlements, net	(92)	—	54	(104)	(96)	(238)
Realized gain / (loss)	10	—	126	46	(1)	181
Change in unrealized gains / (losses) relating to instruments sold during the period	(5)	—	3	(30)	(10)	(42)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	63	—	108	(18)	—	153
Ending balance at Dec. 31, 2013	397	2	2,427	658	—	3,484
Net transfers into / (out of) level 3	—	—	—	100	—	100
Purchases, sales, issuances, and settlements, net	(43)	(1)	(260)	205	—	(99)
Realized gain / (loss)	2	—	185	—	—	187
Change in unrealized gains / (losses) relating to instruments sold during the period	(12)	—	64	2	—	54
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	40	(1)	71	41	—	151
Ending balance at Dec. 31, 2014	$384	$—	$2,487	$1,006	$—	$3,877

International Pension Plans Assets

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 70 defined benefit plans in 27 countries; however, there is significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. The Company provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2014	2013	2014	2013	2014	2013	2014	2013
Equities
Growth equities	$672	$733	$176	$190	$—	$—	$848	$923
Value equities	595	653	23	14	—	—	618	667
Core equities	19	19	642	668	4	5	665	692
Total Equities	$1,286	$1,405	$841	$872	$4	$5	$2,131	$2,282
Fixed Income
Domestic government debt	$87	$199	$542	$539	$3	$3	$632	$741
Foreign government debt	45	28	816	657	—	1	861	686
Corporate debt securities	1	1	615	638	5	20	621	659
Mortgage backed debt	—	—	82	75	—	—	82	75
Other debt obligations	—	—	708	391	11	13	719	404
Total Fixed Income	$133	$228	$2,763	$2,300	$19	$37	$2,915	$2,565
Private Equity
Private equity funds	$—	$—	$—	$—	$23	$22	$23	$22
Real estate	3	3	73	87	55	53	131	143
Total Private Equity	$3	$3	$73	$87	$78	$75	$154	$165
Absolute Return
Hedge funds	$—	$—	$95	$62	$22	$56	$117	$118
Insurance	—	—	—	—	476	492	476	492
Derivatives	—	2	(4)	3	—	—	(4)	5
Other	—	—	13	2	3	2	16	4
Total Absolute Return	$—	$2	$104	$67	$501	$550	$605	$619
Cash and Cash Equivalents	$161	$112	$32	$14	$—	$—	$193	$126
Total	$1,583	$1,750	$3,813	$3,340	$602	$667	$5,998	$5,757
Other items to reconcile to fair value of plan assets							$(41)	$1
Fair value of plan assets							$5,957	$5,758

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

Absolute return consists of private partnership interests in hedge funds, insurance contracts, derivative instruments, hedge fund of funds, and bank loan funds. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of interest rate swaps that are used to help manage risks. Hedge funds are valued at the NAV as determined by the independent administrator or custodian of the fund. Generally, hedge fund partnership interests, which have a redemption right in the near term and are past any lock-up redemption period, are classified as level 2. In 2014, a hedge fund investment was moved to level 3 after the investment was transferred to a new share class with a longer lock-up period. Another hedge fund was moved from level 3 to level 2 during 2014 because the lock-up redemption period had expired.

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the international pension plans’ level 3 assets for the years ended December 31, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Total
Beginning balance at Jan. 1, 2013	$5	$36	$71	$485	$597
Net transfers into / (out of) level 3	—	—	—	—	—
Foreign currency exchange	—	(2)	(1)	9	6
Purchases, sales, issuances, and settlements, net	—	(2)	1	50	49
Realized gain / (loss)	—	—	2	—	2
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	—	1	1
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	5	2	5	12
Ending balance at Dec. 31, 2013	5	37	75	550	667
Net transfers into / (out of) level 3	—	—	—	(32)	(32)
Foreign currency exchange	(1)	(4)	(6)	(64)	(75)
Purchases, sales, issuances, and settlements, net	—	(14)	(2)	28	12
Realized gain / (loss)	—	—	2	—	2
Change in unrealized gains / (losses) relating to instruments sold during the period	—	(1)	(1)	—	(2)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	—	1	10	19	30
Ending balance at Dec. 31, 2014	$4	$19	$78	$501	$602

Postretirement Benefit Plans Assets

In order to achieve the investment objectives in the U.S. postretirement plan, the investment policy includes a target strategic asset allocation. The investment policy allows some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolio will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plan.

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2014	2013	2014	2013	2014	2013	2014	2013
Equities
U.S. equities	$565	$552	$—	$—	$—	$—	$565	$552
Non-U.S. equities	56	58	—	—	—	—	56	58
Index funds	—	—	38	44	—	—	38	44
Long/short equity	—	—	3	—	14	16	17	16
Total Equities	$621	$610	$41	$44	$14	$16	$676	$670
Fixed Income
U.S. government securities	$68	$62	$186	$202	$—	$—	$254	$264
Non-U.S. government securities	—	1	17	14	—	—	17	15
Preferred and convertible
U.S. corporate bonds	—	—	119	96	—	—	119	96
Non-U.S. corporate bonds	—	—	24	21	—	—	24	21
Asset-backed securities	—	—	7	9	—	—	7	9
Collateralized mortgage obligations	—	—	5	5	—	—	5	5
Private placements	—	—	25	16	—	—	25	16
Derivative instruments	—	—	5	—	—	—	5	—
Other	—	—	1	1	—	—	1	1
Total Fixed Income	$68	$63	$389	$364	$—	$—	$457	$427
Private Equity
Buyouts	$—	$—	$—	$—	$56	$58	$56	$58
Derivative instruments	—	—	—	—	(3)	(3)	(3)	(3)
Direct investments	—	—	—	—	19	16	19	16
Distressed debt	—	—	—	—	8	7	8	7
Growth equity	1	1	—	—	7	6	8	7
Mezzanine	—	—	—	—	4	3	4	3
Real estate	—	—	—	—	5	5	5	5
Secondary	—	—	—	—	5	5	5	5
Venture capital	—	—	—	—	58	64	58	64
Total Private Equity	$1	$1	$—	$—	$159	$161	$160	$162
Total Absolute Return	$1	$—	$41	$37	$37	$26	$79	$63
Commodities	$—	$—	$—	$3	$—	$—	$—	$3
Cash and Cash Equivalents	$33	$35	$23	$34	$—	$—	$56	$69
Total	$724	$709	$494	$482	$210	$203	$1,428	$1,394
Other items to reconcile to fair value of plan assets							$8	$11
Fair value of plan assets							$1,436	$1,405

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded. Index funds are valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. Long/short equity interests are valued using the NAV as determined by the administrator or custodian of the fund. Long / short equity interests, which have a redemption right in the near term and are past any lock-up redemption period, are classified as level 2. A long / short equity interest was moved from level 3 to level 2 during 2014 because the lock-up redemption period had expired.

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

Absolute return primarily consists of private partnership interests in hedge funds, hedge fund of funds and bank loan funds. Partnership interests are valued using the NAV as determined by the independent administrator or custodian of the fund. Generally, hedge fund partnership interests, which have a redemption right in the near term and are past any lock-up redemption period, are classified as level 2. In 2014 a hedge fund investment was moved to level 3 after the investment was transferred to a new share class with a longer lock-up period. Another hedge fund was moved from level 3 to level 2 during 2014 because the lock-up redemption period had expired. The hedge fund level changes net to zero in the table below.

Commodities consist of commodity-linked notes and commodity-linked derivative contracts designed to deliver investment returns similar to the GSCI or Bloomberg Commodity index returns. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, foreign currency fluctuations, amounts payable for securities purchased and interest payable.

The following table sets forth a summary of changes in the fair values of the postretirement plans’ level 3 assets for the years ended December 31, 2014 and 2013:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(Millions)	Equities	Fixed Income	Private Equity	Absolute Return	Commodities	Total
Beginning balance at Jan. 1, 2013	$16	$—	$170	$28	$4	$218
Net transfers into / (out of) level 3	—	—	—	—	—	—
Purchases, sales, issuances, and settlements, net	(3)	—	(27)	(4)	(4)	(38)
Realized gain / (loss)	—	—	10	2	—	12
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	(3)	(1)	—	(4)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	3	—	11	1	—	15
Ending balance at Dec. 31, 2013	16	—	161	26	—	203
Net transfers into / (out of) level 3	(2)	—	—	—	—	(2)
Purchases, sales, issuances, and settlements, net	(2)	—	(45)	8	—	(39)
Realized gain / (loss)	—	—	29	—	—	29
Change in unrealized gains / (losses) relating to instruments sold during the period	—	—	(5)	—	—	(5)
Change in unrealized gains / (losses) relating to instruments still held at the reporting date	2	—	19	3	—	24
Ending balance at Dec. 31, 2014	$14	$—	$159	$37	$—	$210

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for 2014, 2013 and 2012. Beginning in the second quarter of 2014 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at December 31, 2014, was approximately $2.2 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts. The Company uses commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. Generally, the length of time over which 3M hedges its exposure to the variability in future cash flows for its forecasted transactions is 12 months. No significant commodity cash flow hedges were discontinued and hedge ineffectiveness was not material for 2014, 2013 and 2012. The dollar equivalent gross notional amount of the Company’s commodity price swaps designated as cash flow hedges at December 31, 2014, was $20 million.

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

In the third and fourth quarters of 2014, the Company entered into forward starting interest rate swaps with notional amounts totaling 500 million Euros as a hedge against interest rate volatility associated with the forecasted issuance of fixed rate debt. Upon issuance in November 2014 of 750 million Euros aggregate principal amount of twelve-year fixed rate notes, 3M terminated these interest rate swaps. The termination resulted in a $8 million pre-tax ($5 million after-tax) loss within accumulated other comprehensive income that will be amortized over the twelve-year life of the notes.

The amortization of losses referenced in the two preceding paragraphs is included in the tables below as part of the loss recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of December 31, 2014, the Company had a balance of $99 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $6 million (after tax loss) related to the forward starting interest rate swaps (discussed in the preceding paragraphs), which will be amortized over the respective lives of the notes. Based on exchange rates as of December 31, 2014, 3M expects to reclassify approximately $70 million (after tax) to earnings over the next 12 months (with the impact offset by cash flows from underlying hedged items).

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

Year Ended December 31, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$183	Cost of sales	$3	Cost of sales	$—
Commodity price swap contracts	(4)	Cost of sales	2	Cost of sales	—
Interest rate swap contracts	(8)	Interest expense	(1)	Interest expense	—
Total	$171		$4		$—

Year Ended December 31, 2013

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$9	Cost of sales	$(11)	Cost of sales	$—
Foreign currency forward contracts	(108)	Interest expense	(108)	Interest expense	—
Commodity price swap contracts	1	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(98)		$(122)		$—

Year Ended December 31, 2012

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(35)	Cost of sales	$41	Cost of sales	$—
Foreign currency forward contracts	42	Interest expense	42	Interest expense	—
Commodity price swap contracts	(4)	Cost of sales	(10)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$3		$72		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2014, was $1 billion.

At December 31, 2014, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, was amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance was not part of gains on hedged items recognized in income in the tables below. The remaining interest rate swap of 250 million Euros (notional amount) matured in July 2014.

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2014	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$11	Interest expense	$(11)
Total		$11		$(11)

Year ended December 31, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(21)	Interest expense	$21
Total		$(21)		$21

Year ended December 31, 2012	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Net Investment Hedges:

The Company may use non-derivative (foreign currency denominated debt) and derivative (foreign exchange forward contracts) instruments to hedge portions of the Company’s investment in foreign subsidiaries and manage foreign exchange risk. The extent of 3M’s use of forward contracts may depend on the volume of foreign currency denominated debt already designated in net investment hedges. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. To the extent foreign currency denominated debt is not designated in or is dedesignated from a net investment hedge relationship, changes in value of that portion of foreign currency denominated debt due to exchange rate changes are recorded in earnings through their maturity date.

3M’s use of foreign exchange forward contracts designated in hedges of the Company’s net investment in European subsidiaries during 2013 and 2014 varied as foreign currency denominated debt balances designated in such relationships were dedesignated, matured or were newly issued and designated. Forward contracts in hedge relationships with notional amounts totaling 594 million Euros matured in November 2013. Similar contracts reached approximately 1.3 billion Euros in notional amounts outstanding in November 2014.

At December 31, 2014, the total notional amount of foreign exchange forward contracts designated in net investment hedges was 200 million Euros and the principal amount of long-term debt instruments designated in net investment hedges totaled 1.85 billion Euros (as discussed in Note 9, specifically items C, D1, D2, and H). The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2015 to 2026.

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

Year ended December 31, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$152	N/A	$—
Foreign currency forward contracts	94	Cost of sales	1
Total	$246		$1

Year ended December 31, 2013

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(82)	N/A	$—
Foreign currency forward contracts	12	Cost of sales	—
Total	$(70)		$—

Year ended December 31, 2012

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(29)	N/A	$—
Total	$(29)		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain commodities and precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $6.6 billion as of December 31, 2014. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Year ended December 31, 2014		Year ended December 31, 2013
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$10	Cost of sales	$20
Foreign currency forward contracts	Interest expense	(40)	Interest expense	(43)
Commodity price swap contracts	Cost of sales	—	Cost of sales	(1)
Total		$(30)		$(24)

	Year ended December 31, 2012
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(24)
Foreign currency forward contracts	Interest expense	22
Total		$(2)

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 12.

December 31, 2014
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$116	Other current liabilities	$2
Foreign currency forward/option contracts	Other assets	47	Other liabilities	1
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	27	Other liabilities	3
Total derivatives designated as hedging instruments		$190		$10

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$66	Other current liabilities	$33
Total derivatives not designated as hedging instruments		$66		$33

Total derivative instruments		$256		$43

December 31, 2013
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$24	Other current liabilities	$35
Commodity price swap contracts	Other current assets	1	Other current liabilities	—
Interest rate swap contracts	Other assets	8	Other liabilities	7
Total derivatives designated as hedging instruments		$33		$42

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$51	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$51		$68

Total derivative instruments		$84		$110

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2014, 3M has International Swaps and Derivatives Association (ISDA) agreements with 15 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 14 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$256	$20	$—	$236
Derivatives not subject to master netting agreements	—			—
Total	$256			$236

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$36	$20	$—	$16
Derivatives not subject to master netting agreements	7			7
Total	$43			$23

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$83	$51	$—	$32
Derivatives not subject to master netting agreements	1			1
Total	$84			$33

December 31, 2013

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$110	$51	$—	$59
Derivatives not subject to master netting agreements	—			—
Total	$110			$59

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased net income attributable to 3M by approximately $97 million and $74 million in 2014 and 2013, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased net income attributable to 3M by approximately $8 million in 2014 and decreased net income attributable to 3M by $12 million in 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2014 and 2013.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except auction rate securities and certain U.S. municipal securities:

Marketable securities, except auction rate securities and certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding auction rate securities and certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 8.

Available-for-sale marketable securities — auction rate securities and certain U.S. municipal securities only:

Auction rate securities held by 3M failed to auction since the second half of 2007. As a result, investments in auction rate securities are valued utilizing third-party indicative bid levels in markets that are not active and broker-dealer valuation models that utilize inputs such as current/forward interest rates, current market conditions and credit default swap spreads. 3M classifies these securities as level 3. In the fourth quarter 2014, 3M sold all remaining auction rate securities out of their portfolio and no longer has a balance at December 31, 2014.

In the fourth quarter 2014, 3M obtained a municipal bond with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of December 31, 2014. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security. 3M’s other U.S. municipal securities holdings at December 31, 2013 were classified as level 2.

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

3M has determined that foreign currency forwards, commodity price swaps, currency swaps, foreign currency options, interest rate swaps and cross-currency swaps will be considered level 2 measurements. 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. Derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model. The Company revised classification of amounts previously presented in the table below for foreign currency forward/option contracts for the year ended December 31, 2013. These immaterial corrections reclassified previously presented amounts from level 1 to level 2.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$108	$—	$108	$—
Foreign government agency securities	95	—	95	—
Corporate debt securities	619	—	619	—
Certificates of deposit/time deposits	41	—	41	—
Asset-backed securities:
Automobile loan related	282	—	282	—
Credit card related	162	—	162	—
Equipment lease related	48	—	48	—
Other	46	—	46	—
U.S. treasury securities	38	38	—	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	229	—	229	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	36	—	36	—
Commodity price swap contracts	4	—	4	—
Interest rate swap contracts	3	—	3	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	Dec. 31, 2013	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$234	$—	$234	$—
Foreign government agency securities	125	—	125	—
Corporate debt securities	781	—	781	—
Certificates of deposit/time deposits	40	—	40	—
Commercial paper	60	—	60	—
Asset-backed securities:
Automobile loan related	585	—	585	—
Credit card related	180	—	180	—
Equipment lease related	67	—	67	—
Other	75	—	75	—
U.S. treasury securities	49	49	—	—
U.S. municipal securities	2	—	2	—
Auction rate securities	11	—	—	11
Investments	2	2	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	75	—	75	—
Commodity price swap contracts	1	—	1	—
Interest rate swap contracts	8	—	8	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	103	—	103	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

(Millions)
Marketable securities — auction rate securities and certain U.S. municipal securities only	2014	2013	2012
Beginning balance	$11	$7	$4
Total gains or losses:
Included in earnings	(1)	—	—
Included in other comprehensive income	2	4	3
Purchases and issuances	15	—	—
Sales and settlements	(12)	—	—
Transfers in and/or out of level 3	—	—	—
Ending balance (December 31)	15	11	7

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for 2014, 2013 and 2012.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the Eurobond securities totaling 1.025 billion Euros, which were repaid in July 2014 and are shown separately in the table below) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt, the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Eurobond securities (repaid July 2014)	$—	$—	$1,424	$1,447
Long-term debt, excluding current portion	6,731	7,203	4,326	4,463

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at December 31, 2014 and 2013 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 13.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $332 million in 2014, $330 million in 2013 and $300 million in 2012. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has three primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $52 million at December 31, 2014, exchange rates. Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years. Third, in the fourth quarter of 2014, 3M recorded a capital lease asset and obligation of approximately $15 million, which is discussed in more detail in Note 6.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2014, were as follows:

		Operating
(Millions)	Capital Leases	Leases
2015	$11	$225
2016	11	164
2017	7	126
2018	4	75
2019	3	54
After 2019	37	187
Total	$73	$831
Less: Amounts representing interest	6
Present value of future minimum lease payments	67
Less: Current obligations under capital leases	8
Long-term obligations under capital leases	$59

Unconditional Purchase Obligations:

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). The Company estimates its total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2014, at $489 million. Payments by year are estimated as follows: 2015 ($131 million), 2016 ($139 million), 2017 ($92 million), 2018 ($55 million), 2019 ($34 million) and after 2019 ($38 million). Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide an indication of the Company’s expected future cash outflows related to purchase obligations.

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $30 million at December 31, 2014, and $31 million at December 31, 2013. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. Although the Company cannot estimate its exposure to all legal proceedings, it currently believes that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Where appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of December 31, 2014, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,220 individual claimants, compared to approximately 2,200 individual claimants with actions pending at December 31, 2013.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all nine cases taken to trial, including seven of the eight cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, and 2007), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The ninth case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict.

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

As a result of the Company’s greater cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in 2014 for respirator mask/asbestos liabilities by $62 million. In 2014, the Company made payments for fees and settlements of $49 million related to the respirator mask/asbestos litigation. As of December 31, 2014, the Company had accruals for respirator mask/asbestos liabilities of $140 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2014, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $41 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As previously reported, in 2007 the Company was served with a declaratory judgment action filed in the District Court in Ramsey County, Minnesota on behalf of two of its insurers (Continental Casualty and Continental Insurance Co. — both part of the Continental Casualty Group) in connection with insurance coverage for respirator mask/asbestos claims. Over the next several years, 3M settled with the plaintiffs, Continental Casualty and Continental Insurance Co., as well as a significant number of the insurer defendants. In 2013, the Company reached settlements with the remaining insurers in the lawsuit. In June 2014, the court issued an order dismissing the case, and in the third quarter of 2014, a final payment was received as a result of those settlements. During 2014, the Company received payments of $17 million from settlements with insurers.

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

As of December 31, 2014, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2014, the Company, through its Aearo subsidiary, had accruals of $24 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. Pursuant to a permit issued by ADEM, for approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that option will continue and is expected to be completed in 2018.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs  for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2015.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named defendants in the case include 3M, Daikin America, Inc., Synagro-WWT, Inc., Synagro South, LLC, and Biological Processors of America. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there. In May 2013, the court stayed the case due to co-defendant Synagro’s bankruptcy filing. Pursuant to directions from the Morgan County court, on December 31, 2014, the parties reported that the Synagro Chapter 11 bankruptcy case was concluded and closed in September 2014. The parties will request a status conference with the Morgan County court in the first half of 2015.

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

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking compensatory damages and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River, including the installation and maintenance of a water treatment system. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and bio solids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M requested that if the court finds that the State is entitled to any of the damages the State seeks, 3M seeks contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also seeks declaratory relief under MERA.

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

Environmental Liabilities and Insurance Receivables

As of December 31, 2014, the Company had recorded liabilities of $28 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2014, the Company had recorded liabilities of $43 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of December 31, 2014, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

In October 2012, four plaintiffs filed purported class actions against Ceradyne, Inc., its directors, 3M, and Cyborg Acquisition Corporation (a direct wholly owned subsidiary of 3M) in connection with 3M’s proposed acquisition of Ceradyne. Two suits were filed in California Superior Court for Orange County, and two were filed in the Delaware Chancery Court. The suits alleged that the defendants breached and/or aided and abetted the breach of their fiduciary duties to Ceradyne by seeking to sell Ceradyne through an allegedly unfair process and for an unfair price and on unfair terms, and/or by allegedly failing to make adequate disclosures to Ceradyne stockholders regarding the acquisition of Ceradyne. 3M completed its acquisition of Ceradyne in November 2012. In November 2012, the parties reached a settlement with the California plaintiffs for an amount that is not material to the Company, while the Delaware plaintiffs dismissed their complaints without prejudice. The settlement will bind all former Ceradyne shareholders and has received preliminary approval from the California court. A final approval hearing was held in July 2013, and the California court denied approval of the settlement. The plaintiffs filed a motion for reconsideration of the denial of approval of the settlement, which motion was denied by the California court. The plaintiffs then filed a motion for leave to amend their complaint, which motion was denied without prejudice in January 2014. By stipulation in February 2014, plaintiffs agreed to voluntarily dismiss claims against 3M and Cyborg Acquisition Corporation without prejudice. In March 2014, the court entered its Order dismissing 3M and Cyborg Acquisition Corporation from the action without prejudice. The lawsuit against Ceradyne, Inc., and its directors is proceeding. These defendants moved to dismiss plaintiffs’ amended complaint, which motion was denied in January 2015.

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. The parties’ briefing is underway. Oral argument is expected in May or June 2015, with a decision to follow thereafter.

For commercial litigation matters described in this section, no liability has been recorded since the Company believes that such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time, with the exception of the TransWeb matter, where the Company’s range of potential exposure, if any, could be approximately $26 million.

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

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. Another customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by the same 3M filters used in that customer’s manufacturing process. The Company has resolved on an amicable basis claims of two other customers arising out of the same issue for an amount that is not material to the Company’s consolidated results of operations or financial condition.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 14. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. Awards denominated in shares of common stock other than options and stock appreciation rights, per the 2008 Plan, count against the 100 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010, and prior to May 8, 2012), or as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 28,293,674 as of December 31, 2014. There were approximately 9,525 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2014.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 33 percent of the 2014 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 Management Stock Ownership Program, but for which the reload feature was eliminated in 2005 (on a prospective basis only).

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the years ended 2014, 2013 and 2012.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2014	2013	2012
Cost of sales	$47	$27	$27
Selling, general and administrative expenses	192	183	167
Research, development and related expenses	41	30	29

Stock-based compensation expenses	$280	$240	$223

Income tax benefits	$(79)	$(71)	$(67)

Stock-based compensation expenses, net of tax	$201	$169	$156

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Under option —
January 1	43,938,778	$83.84	56,565,030	$80.33	64,148,415	$77.28
Granted:
Annual	5,736,183	126.77	6,220,810	101.55	5,770,190	87.91
Progressive (Reload)	—	—	140,447	109.83	110,065	89.65
Other	—	—	191	119.62	51,661	89.25
Exercised	(10,219,261)	82.37	(18,825,218)	79.25	(13,123,617)	68.78
Canceled	(220,143)	105.11	(162,482)	89.92	(391,684)	83.65
December 31	39,235,557	$90.38	43,938,778	$83.84	56,565,030	$80.33
Options exercisable
December 31	27,502,208	$81.42	32,038,228	$79.58	45,207,143	$78.78

Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Outstanding options under grant include grants from previous plans. As of December 31, 2014, there was $59 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months. For options outstanding at December 31, 2014, the weighted-average remaining contractual life was 65 months and the aggregate intrinsic value was $2.901 billion. For options exercisable at December 31, 2014, the weighted-average remaining contractual life was 50 months and the aggregate intrinsic value was $2.280 billion.

The total intrinsic values of stock options exercised during 2014, 2013 and 2012 was $615 million, $562 million and $282 million, respectively. Cash received from options exercised during 2014, 2013 and 2012 was $842 million, $1.492 billion and $903 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2014, 2013 and 2012 was $226 million, $208 million and $98 million, respectively.

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends, and other factors, to satisfy stock option exercise activity.

For annual and progressive (reload) options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow. As discussed earlier, the progressive (reload) feature was eliminated in 2005, resulting in no activity in the below table for 2014 and thereafter.

Stock Option Assumptions

	Annual			Progressive (Reload)
	2014	2013	2012	2014	2013	2012
Exercise price	$126.72	$101.49	$87.89	$—	$109.84	$87.89
Risk-free interest rate	1.9%	1.2%	1.1%	—%	0.2%	0.2%
Dividend yield	2.6%	2.7%	2.6%	—%	2.7%	2.6%
Volatility	20.8%	20.0%	24.5%	—%	16.3%	23.4%
Expected life (months)	75	75	74	—	12	19
Black-Scholes fair value	$19.63	$13.46	$14.94	$—	$6.42	$8.50

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2014		2013		2012
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	3,105,361	$92.31	3,261,562	$85.17	4,858,972	$73.02
Granted
Annual	798,615	126.79	946,774	101.57	968,522	87.92
Other	78,252	152.74	44,401	111.19	99,337	85.07
Vested	(1,100,675)	90.37	(1,100,095)	79.93	(2,594,468)	63.51
Forfeited	(63,767)	97.23	(47,281)	90.82	(70,801)	82.65
As of December 31	2,817,786	$104.41	3,105,361	$92.31	3,261,562	$85.17

As of December 31, 2014, there was $84 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $145 million, $114 million and $228 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for the years ended December 31, 2014, 2013 and 2012 was $54 million, $43 million and $86 million, respectively.

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

The following table summarizes performance share activity for the years ended December 31:

	2014		2013		2012
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	895,635	$88.12	1,089,084	$79.27	878,872	$78.55
Granted	305,225	124.89	353,734	96.87	467,531	81.55
Distributed	(277,358)	84.74	(507,083)	75.16	—	—
Performance change	212,461	109.74	(6,949)	77.01	(178,838)	81.27
Forfeited	(36,212)	109.44	(33,151)	91.34	(78,481)	80.21
As of December 31	1,099,752	$102.65	895,635	$88.12	1,089,084	$79.27

As of December 31, 2014, there was $22 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. During the years ended December 31, 2014 and 2013, the total fair value of performance shares that were distributed were $35 million and $52 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the years ended December 31, 2014 and 2013 was $11 million and $16 million, respectively. There were no performance shares distributed or related tax benefits realized during the year ended December 31, 2012.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2014, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options granted	1,073,956	$118.73	1,259,247	$93.46	1,455,545	$75.32
Options exercised	(1,073,956)	118.73	(1,259,247)	93.46	(1,455,545)	75.32
Shares available for grant - December 31	29,112,004		30,185,960		31,445,207

The weighted-average fair value per option granted during 2014, 2013 and 2012 was $20.95, $16.49 and $13.29, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $22 million in 2014, $21 million in 2013 and $19 million in 2012.

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

Effective in the fourth quarter of 2014, within the Industrial business segment, the Personal Care Division, which focuses on tapes and attachment systems for infant and adult hygiene, was combined with the Industrial Adhesives and Tapes Division.

The financial information presented herein reflects the impact of the preceding product move between business segments for all periods presented.

Business Segment Products

Business Segment	Major Products
Industrial

Tapes, coated, nonwoven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, filtration products, closure systems for personal hygiene products, acoustic systems products, automotive components, abrasion-resistant films, structural adhesives and paint finishing and detailing products

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

Business Segment Information

	Net Sales			Operating Income
(Millions)	2014	2013	2012	2014	2013	2012
Industrial	$10,990	$10,657	$10,008	$2,389	$2,307	$2,244
Safety and Graphics	5,732	5,584	5,406	1,296	1,227	1,210
Electronics and Energy	5,604	5,393	5,458	1,115	954	1,026
Health Care	5,572	5,334	5,138	1,724	1,672	1,641
Consumer	4,523	4,435	4,386	995	945	943
Corporate and Unallocated	4	8	4	(251)	(321)	(472)
Elimination of Dual Credit	(604)	(540)	(496)	(133)	(118)	(109)
Total Company	$31,821	$30,871	$29,904	$7,135	$6,666	$6,483

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Industrial	$8,508	$8,833	$8,614	$383	$373	$324	$395	$511	$416
Safety and Graphics	4,939	5,122	5,085	234	255	237	221	207	189
Electronics and Energy	5,116	5,336	5,512	271	260	266	232	261	350
Health Care	4,344	4,329	4,296	181	171	169	169	120	113
Consumer	2,434	2,516	2,445	108	106	110	111	128	105
Corporate and Unallocated	5,928	7,414	7,924	231	206	182	365	438	311
Total Company	$31,269	$33,550	$33,876	$1,408	$1,371	$1,288	$1,493	$1,665	$1,484

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

	Net Sales			Operating Income			Property, Plant and Equipment - net
(Millions)	2014	2013	2012	2014	2013	2012	2014	2013
United States	$11,714	$11,151	$10,571	$2,540	$2,210	$1,938	$4,619	$4,478
Asia Pacific	9,418	9,047	9,092	2,487	2,386	2,450	1,798	1,943
Europe, Middle East and Africa	7,198	7,085	6,730	1,234	1,168	1,163	1,502	1,636
Latin America and Canada	3,504	3,611	3,529	867	908	936	570	595
Other Unallocated	(13)	(23)	(18)	7	(6)	(4)	—	—
Total Company	$31,821	$30,871	$29,904	$7,135	$6,666	$6,483	$8,489	$8,652

NOTE 17.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2014	Quarter	Quarter	Quarter	Quarter	2014
Net sales	$7,831	$8,134	$8,137	$7,719	$31,821
Cost of sales	4,031	4,184	4,205	4,027	16,447
Net income including noncontrolling interest	1,225	1,283	1,311	1,179	4,998
Net income attributable to 3M	1,207	1,267	1,303	1,179	4,956
Earnings per share attributable to 3M common shareholders - basic	1.83	1.94	2.02	1.85	7.63
Earnings per share attributable to 3M common shareholders - diluted	1.79	1.91	1.98	1.81	7.49

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2013	Quarter	Quarter	Quarter	Quarter	2013
Net sales	$7,634	$7,752	$7,916	$7,569	$30,871
Cost of sales	3,969	4,013	4,148	3,976	16,106
Net income including noncontrolling interest	1,147	1,213	1,245	1,116	4,721
Net income attributable to 3M	1,129	1,197	1,230	1,103	4,659
Earnings per share attributable to 3M common shareholders - basic	1.63	1.74	1.81	1.65	6.83
Earnings per share attributable to 3M common shareholders - diluted	1.61	1.71	1.78	1.62	6.72

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2014) for its annual meeting to be held on May 12, 2015, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 12, 2015 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Governance of the Company — Director Nomination Process,” “Board and Committee Information — Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management is set forth under the designation “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the 3M Proxy Statement and such information is incorporated by reference herein.

Equity compensation plans information as of December 31, 2014 follows:

Equity Compensation Plans Information (1)

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders
Stock options	39,235,557	$90.36	—
Restricted stock units	2,817,786		—
Performance shares	1,099,752		—
Non-employee director deferred stock units	247,919		—
Total	43,401,014		28,293,674
Employee stock purchase plan	—		29,112,004
Subtotal	43,401,014		57,405,678
Total	43,401,014		57,405,678

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

Item 14. Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is set forth under the designation “Fees of the Independent Accounting Firm” and “Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Accounting Firm” in the 3M Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 45 as follows:

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

(10.17)	Amendment of the 3M 1997 General Employees Stock Purchase Plan approved on February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.18)

3M Board resolution dated February 7, 2012, extending for three additional one-year periods the General Employees’ Stock Purchase Plan, is incorporated by reference from our Form 10-K for the year ended December 31, 2011.

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
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the SEC on February 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheet at December 31, 2014 and 2013, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2015.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Eric D. Hammes	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Sondra L. Barbour	Director
Thomas K. Brown	Director
Vance D. Coffman	Director
Michael L. Eskew	Director
Herbert L. Henkel	Director
Muhtar Kent	Director
Edward M. Liddy	Director
Robert J. Ulrich	Director

Nicholas C. Gangestad, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad, Attorney-in-Fact