Form 10-Q
period 2015-03-31
3M CO
filed 2015-04-30
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.01 par value per share	634,340,975 shares

This document (excluding exhibits) contains 70 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 67.

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2015

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2015	2014
Net sales	$7,578	$7,831
Operating expenses
Cost of sales	3,821	4,031
Selling, general and administrative expenses	1,564	1,632
Research, development and related expenses	463	452
Total operating expenses	5,848	6,115
Operating income	1,730	1,716

Interest expense and income
Interest expense	31	37
Interest income	(4)	(9)
Total interest expense — net	27	28

Income before income taxes	1,703	1,688
Provision for income taxes	502	463
Net income including noncontrolling interest	$1,201	$1,225

Less: Net income attributable to noncontrolling interest	2	18

Net income attributable to 3M	$1,199	$1,207

Weighted average 3M common shares outstanding — basic	636.2	661.5
Earnings per share attributable to 3M common shareholders — basic	$1.88	$1.83

Weighted average 3M common shares outstanding — diluted	649.2	674.5
Earnings per share attributable to 3M common shareholders — diluted	$1.85	$1.79

Cash dividends paid per 3M common share	$1.025	$0.855

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2015	2014
Net income including noncontrolling interest	$1,201	$1,225
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(193)	20
Defined benefit pension and postretirement plans adjustment	91	61
Debt and equity securities, unrealized gain (loss)	—	1
Cash flow hedging instruments, unrealized gain (loss)	70	2
Total other comprehensive income (loss), net of tax	(32)	84
Comprehensive income (loss) including noncontrolling interest	1,169	1,309
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(30)
Comprehensive income (loss) attributable to 3M	$1,167	$1,279

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,791	$1,897
Marketable securities — current	1,018	626
Accounts receivable — net	4,408	4,238
Inventories
Finished goods	1,713	1,723
Work in process	1,116	1,081
Raw materials and supplies	875	902
Total inventories	3,704	3,706
Other current assets	1,597	1,298
Total current assets	12,518	11,765

Marketable securities — non-current	13	828
Investments	102	102
Property, plant and equipment	22,473	22,841
Less: Accumulated depreciation	(14,187)	(14,352)
Property, plant and equipment — net	8,286	8,489
Goodwill	6,934	7,050
Intangible assets — net	1,396	1,435
Prepaid pension benefits	56	46
Other assets	1,338	1,554
Total assets	$30,643	$31,269

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$132	$106
Accounts payable	1,801	1,807
Accrued payroll	446	732
Accrued income taxes	464	435
Other current liabilities	2,239	2,918
Total current liabilities	5,082	5,998
Long-term debt	6,459	6,731
Pension and postretirement benefits	3,764	3,843
Other liabilities	1,386	1,555
Total liabilities	$16,691	$18,127
Commitments and contingencies (Note 10)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,607	4,379
Retained earnings	35,080	34,317
Treasury stock, at cost: 309,692,081 shares at March 31, 2015; 308,898,462 shares at December 31, 2014	(19,458)	(19,307)
Accumulated other comprehensive income (loss)	(6,321)	(6,289)
Total 3M Company shareholders’ equity	13,917	13,109
Noncontrolling interest	35	33
Total equity	$13,952	$13,142
Total liabilities and equity	$30,643	$31,269

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2015	2014
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,201	$1,225
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	339	350
Company pension and postretirement contributions	(91)	(42)
Company pension and postretirement expense	134	98
Stock-based compensation expense	138	122
Deferred income taxes	44	(83)
Excess tax benefits from stock-based compensation	(101)	(51)
Changes in assets and liabilities
Accounts receivable	(296)	(347)
Inventories	(131)	(131)
Accounts payable	56	84
Accrued income taxes (current and long-term)	100	135
Other — net	(313)	(268)
Net cash provided by operating activities	1,080	1,092

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(291)	(293)
Proceeds from sale of PP&E and other assets	4	3
Acquisitions, net of cash acquired	(150)	—
Purchases of marketable securities and investments	(191)	(601)
Proceeds from maturities and sale of marketable securities and investments	605	599
Proceeds from sale of businesses	19	—
Other investing	4	5
Net cash used in investing activities	—	(287)

Cash Flows from Financing Activities
Change in short-term debt — net	(4)	466
Repayment of debt (maturities greater than 90 days)	—	(64)
Proceeds from debt (maturities greater than 90 days)	—	172
Purchases of treasury stock	(886)	(1,708)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	309	267
Dividends paid to shareholders	(652)	(566)
Excess tax benefits from stock-based compensation	101	51
Other — net	(22)	(17)
Net cash used in financing activities	(1,154)	(1,399)

Effect of exchange rate changes on cash and cash equivalents	(32)	(33)

Net increase (decrease) in cash and cash equivalents	(106)	(627)
Cash and cash equivalents at beginning of year	1,897	2,581
Cash and cash equivalents at end of period	$1,791	$1,954

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2014 Annual Report on Form 10-K.

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2014. 3M has determined that the applicable cumulative inflation rate of Venezuela has exceeded, and continues to exceed, 100 percent since November 2009. Accordingly, since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions are subject to change. In January 2014, the Venezuelan government announced that a new agency, the National Center for Foreign Commerce (CENCOEX), had assumed the role with respect to the continuation of the existing official exchange rate; significantly expanded the use of a second foreign exchange mechanism called the Complementary System for Foreign Currency Acquirement (or SICAD1); and issued exchange regulations indicating the SICAD1 rate of exchange would be used for payments related to international investments. The SICAD1 exchange mechanism, a complementary currency auction system, had previously been created for purchases of foreign currency by only certain eligible importers and tourists. In late March 2014, the Venezuelan government launched a third foreign exchange mechanism, SICAD2, which relied on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the Venezuelan national oil and gas company) and certain private companies. SICAD2 was announced as being available to all industry sectors and that its use would not be restricted as to purpose. In February 2015, the Venezuelan government introduced another foreign currency exchange platform called the Marginal System of Foreign Currency (SIMADI), resulting in the elimination and replacement of the SICAD2 rate. The SIMADI rate was described as being derived from daily private bidders and buyers exchanging offers through authorized agents and approved and published by the Venezuelan Central Bank.

Since January 1, 2010, as discussed above, the financial statements of 3M’s Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent. For the periods presented, this remeasurement utilized the official CENCOEX rate into March 2014, the SICAD1 rate beginning in late March 2014, the SICAD2 rate beginning in June 2014, and the SIMADI rate beginning in February 2015. 3M’s uses of these applicable exchange rates were based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. Other factors notwithstanding, the remeasurement impacts as a result of the changes in use of these exchange rates did not have material impacts on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As March 31, 2015, the Company had a balance of net monetary assets denominated in VEF of less than 100 million VEF and the CENCOEX, SICAD (formerly SICAD1), and SIMADI exchange rates were approximately 6 VEF, 12 VEF, and 190 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of March 31, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of March 31, 2015, the balance of intercompany receivables due from this subsidiary is less than $20 million and its equity balance is not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.5 million average options for the three months ended March 31, 2015 and 2.3 million average options for the three months ended March 31, 2014). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2015	2014
Numerator:
Net income attributable to 3M	$1,199	$1,207

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	636.2	661.5

Dilution associated with the Company’s stock-based compensation plans	13.0	13.0

Denominator for weighted average 3M common shares outstanding — diluted	649.2	674.5

Earnings per share attributable to 3M common shareholders — basic	$1.88	$1.83
Earnings per share attributable to 3M common shareholders — diluted	$1.85	$1.79

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. This standard has the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibited an entity from reporting a discontinued operation if it had certain continuing cash flows or involvement with the component after disposal were eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. For 3M, this ASU was effective prospectively beginning January 1, 2015. This ASU was applied to the 2015 divestiture discussed in Note 2 and had no material impact on consolidated results of operations and financial condition.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes guidance related to both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. With respect to the VIE model, the standard changes, among other things, the identification of variable interests associated with fees paid to a decision maker or service provider, the VIE characteristics for a limited partner or similar entity, and the primary beneficiary determination. With respect to the VOE model, the ASU eliminates the presumption that a general partner controls a limited partnership or similar entity unless the presumption can otherwise be overcome. Under the new guidance, a general partner would largely not consolidate a partnership or similar entity under the VOE model. For 3M, this ASU is effective January 1, 2016, with early adoption permitted. 3M does not have significant involvement with entities subject to consolidation considerations impacted by the VIE model changes or with limited partnerships potentially impacted by the VOE model changes. As a result, 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under this new standard, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. For 3M, this ASU is effective January 1, 2016, with early adoption permitted. Retrospective application to prior periods is required. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement, which requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in a manner consistent with how the acquisition of other acquired software licenses is accounted. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. For 3M, this ASU is effective January 1, 2016, with early adoption permitted. The standard provides for adoption either fully retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

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

During the three months ended March 31, 2015, the purchase price paid for business combinations (net of cash acquired) was $150 million, which primarily related to 3M’s acquisition of Ivera Medical Corp. (discussed below).

In March 2015, 3M (Health Care Business) purchased all of the outstanding shares of Ivera Medical Corp., headquartered in San Diego, California. Ivera Medical Corp., with annual sales of approximately $30 million, is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. The allocation of purchase price related to this acquisition is considered preliminary, largely with respect to intangible assets, and tax-related assets and liabilities. In addition, in the first quarter of 2015, 3M (Industrial Business) purchased the remaining interest in a former equity method investment for an immaterial amount.

Purchased identifiable finite-lived intangible assets related to the Ivera Medical Corp. acquisition which closed in the three months ended March 31, 2015 totaled $52 million. The associated finite-lived intangible assets acquired will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 13 years (lives ranging from two to 16 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

In February 2015, 3M announced that it had entered into a definitive agreement with Polypore International Inc., headquartered in Charlotte, North Carolina, to acquire the assets and liabilities associated with Polypore’s Separations Media business for a total purchase price of approximately $1.0 billion. Polypore’s Separations Media business is a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments with annual sales of approximately $208 million for the 2014 fiscal year ended January 3, 2015. Separately, Asahi Kasei, a leading diversified chemical manufacturer based in Tokyo, Japan, announced that it entered into a definitive merger agreement to acquire Polypore’s Energy Storage business. Both transactions are subject to regulatory approvals and customary closing conditions. In addition, both transactions are conditioned on 3M’s transaction with Polypore closing immediately prior to the closing of Asahi Kasei’s transaction with Polypore.

In January 2015, 3M (Electronics and Energy Business) completed the sale of its global static control business to Desco Industries Inc., based in Chino, California. 2014 sales of this business were $46 million. This transaction was not considered material.

Refer to Note 2 in 3M’s 2014 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $96 million during the first three months of 2015, none of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2014 and March 31, 2015, follow:

Goodwill

	December 31, 2014	Acquisition	Translation	March 31, 2015
(Millions)	Balance	activity	and other	Balance
Industrial	$2,037	$1	$(66)	$1,972
Safety and Graphics	1,650	—	(46)	1,604
Electronics and Energy	1,559	—	(35)	1,524
Health Care	1,589	95	(58)	1,626
Consumer	215	—	(7)	208
Total Company	$7,050	$96	$(212)	$6,934

Acquired Intangible Assets

For the three months ended March 31, 2015, changes in foreign currency exchange rates decreased the gross carrying amount of intangible assets, with this impact partially offset by gross intangible assets (excluding goodwill) acquired through business combinations. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2015, and December 31, 2014, follow:

	March 31,	December 31,
(Millions)	2015	2014
Customer related intangible assets	$1,339	$1,348
Patents	561	581
Other technology-based intangible assets	400	407
Definite-lived tradenames	396	401
Other amortizable intangible assets	224	221
Total gross carrying amount	$2,920	$2,958

Accumulated amortization — customer related	(599)	(597)
Accumulated amortization — patents	(457)	(472)
Accumulated amortization — other technology-based	(218)	(215)
Accumulated amortization — definite-lived tradenames	(197)	(195)
Accumulated amortization — other	(168)	(167)
Total accumulated amortization	$(1,639)	$(1,646)

Total finite-lived intangible assets — net	$1,281	$1,312

Non-amortizable intangible assets (primarily tradenames)	115	123
Total intangible assets — net	$1,396	$1,435

Amortization expense for acquired intangible assets for the three months ended March 31, 2015 and 2014 follows:

	Three months ended
	March 31,
(Millions)	2015	2014
Amortization expense	$53	$57

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2015:

	Remainder
	of						After
(Millions)	2015	2016	2017	2018	2019	2020	2020
Amortization expense	$150	$177	$155	$139	$127	$117	$416

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2015

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	1,201		1,199			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(193)				(193)	—
Defined benefit pension and post-retirement plans adjustment	91				91	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	70				70	—
Total other comprehensive income (loss), net of tax	(32)
Dividends declared	(3)		(3)
Stock-based compensation, net of tax impacts	228	228
Reacquired stock	(896)			(896)
Issuances pursuant to stock option and benefit plans	312		(433)	745
Balance at March 31, 2015	$13,952	$4,616	$35,080	$(19,458)	$(6,321)	$35

Three months ended March 31, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	1,225		1,207			18
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	20				8	12
Defined benefit pension and post-retirement plans adjustment	61				61	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	2				2	—
Total other comprehensive income (loss), net of tax	84
Dividends declared	1		1
Stock-based compensation, net of tax impacts	170	170
Reacquired stock	(1,773)			(1,773)
Issuances pursuant to stock option and benefit plans	269		(312)	581
Balance at March 31, 2014	$17,924	$4,554	$33,312	$(16,577)	$(3,841)	$476

In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015). In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This reduced 3M’s stockholder equity and increased other current liabilities as of both December 31, 2014 and December 31, 2013, by approximately $0.6 billion.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2015

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014, net of tax	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(44)	24	—	136	116
Amounts reclassified out	—	124	—	(27)	97
Total other comprehensive income (loss), before tax	(44)	148	—	109	213
Tax effect	(149)	(57)	—	(39)	(245)
Total other comprehensive income (loss), net of tax	(193)	91	—	70	(32)
Balance at March 31, 2015, net of tax	$(1,288)	$(5,202)	$—	$169	$(6,321)

Three months ended March 31, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	5	—	2	9	16
Amounts reclassified out	—	91	—	(6)	85
Total other comprehensive income (loss), before tax	5	91	2	3	101
Tax effect	3	(30)	(1)	(1)	(29)
Total other comprehensive income (loss), net of tax	8	61	1	2	72
Balance at March 31, 2014, net of tax	$(180)	$(3,654)	$(1)	$(6)	$(3,841)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three months ended March 31, 2015	Three months ended March 31, 2014	Location on Income Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	See Note 7
Prior service benefit	18	15	See Note 7
Net actuarial loss	(159)	(106)	See Note 7
Curtailments/Settlements	17	—	See Note 7
Total before tax	(124)	(91)
Tax effect	46	30	Provision for income taxes
Net of tax	$(78)	$(61)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	Selling, general and administrative expenses
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$30	$4	Cost of sales
Commodity price swap contracts	(2)	2	Cost of sales
Interest rate swap contracts	(1)	—	Interest expense
Total before tax	27	6
Tax effect	(10)	(2)	Provision for income taxes
Net of tax	$17	$4
Total reclassifications for the period, net of tax	$(61)	$(57)

NOTE 5.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2013. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2014 and 2015. It is anticipated that the IRS will complete its examination of the Company for 2014 by the end of the first quarter of 2016 and for 2015 by the end of the first quarter of 2017. As of March 31, 2015, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

Payments relating to other proposed assessments arising from the 2005 through 2015 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above and closure of statutes. Currently, the Company is not estimating a significant increase or decrease in unrecognized tax benefits as of March 31, 2015, during the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2015 and December 31, 2014 are $268 million and $265 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $2 million of expense and $15 million of benefit for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015, and December 31, 2014, accrued interest and penalties in the consolidated balance sheet on a gross basis were $46 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2015 was 29.5 percent, compared to 27.4 percent in the first quarter of 2014, an increase of 2.1 percentage points. Primary factors that increased the Company’s effective tax rate on a combined basis by 2.1 percentage points year-on-year included the 2014 restoration of tax basis on certain assets for which depreciation deductions were previously limited, adjustments to 3M’s income tax reserves for the first quarter of 2015 when compared to the same period in 2014, and international taxes, including changes in foreign currency rates and changes to the geographic mix of income before taxes.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of both March 31, 2015 and December 31, 2014, the Company had valuation allowances of $22 million on its deferred tax assets.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2015	2014

U.S. government agency securities	$67	$67
Foreign government agency securities	60	75
Corporate debt securities	551	241
Commercial paper	27	—
Certificates of deposit/time deposits	24	41
U.S. municipal securities	3	—
Asset-backed securities:
Automobile loan related	167	122
Credit card related	66	59
Equipment lease related	7	21
Other	46	—
Asset-backed securities total	286	202

Current marketable securities	$1,018	$626

U.S. government agency securities	$1	$41
Foreign government agency securities	—	20
Corporate debt securities	—	378
U.S. treasury securities	—	38
U.S. municipal securities	12	15
Asset-backed securities:
Automobile loan related	—	160
Credit card related	—	103
Equipment lease related	—	27
Other	—	46
Asset-backed securities total	—	336

Non-current marketable securities	$13	$828

Total marketable securities	$1,031	$1,454

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The classification as of March 31, 2015, was impacted by the February 2015 announcement that 3M has entered into a definitive agreement with Polypore International Inc. to acquire Polypore’s Separations Media business (discussed in Note 2).

At March 31, 2015, gross unrealized losses were immaterial, while gross unrealized gains totaled approximately $1 million (pre-tax). At December 31, 2014, gross unrealized losses totaled approximately $1 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2015 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2015

Due in one year or less	$357
Due after one year through five years	654
Due after five years through ten years	5
Due after ten years	15

Total marketable securities	$1,031

3M has a diversified marketable securities portfolio of $1.031 billion as of March 31, 2015. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $286 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At March 31, 2015, all asset-backed security investments were in compliance with this policy. Approximately 92.2 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 7.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2015 and 2014 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Net periodic benefit cost (benefit)
Service cost	$73	$60	$42	$36	$21	$16
Interest cost	164	169	55	64	25	24
Expected return on plan assets	(267)	(261)	(81)	(79)	(22)	(22)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	(6)	1	(4)	(4)	(8)	(12)
Amortization of net actuarial (gain) loss	102	61	38	31	19	14
Net periodic benefit cost (benefit)	$66	$30	$50	$48	$35	$20
Settlements, curtailments, special termination benefits and other	—	—	(17)	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$66	$30	$33	$48	$35	$20

For the three months ended March 31, 2015, contributions totaling $90 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2015, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

3M was informed during the first quarter of 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit in the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. As of the 2014 measurement date, these holdings represented less than one half of one percent of 3M’s fair value of total plan assets for the 3M pension plan. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees will receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees will no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the period ended March 31, 2015.

In addition, the Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 10 in 3M’s 2014 Annual Report on Form 10-K.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 9. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 9 in 3M’s 2014 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three months ended March 31, 2015 and 2014. Beginning in the second quarter of 2014 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months, with certain currencies being extended further to 36 months starting in the first quarter of 2015. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at March 31, 2015 was approximately $2.8 billion.

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts. 3M discontinued the use of commodity price swaps as cash flow hedges of forecasted commodity transactions in the first quarter of 2015. The Company used commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings.

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

As of March 31, 2015, the Company had a balance of $169 million (as shown in Note 4) associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $6 million (loss) related to the forward starting interest rate swaps (discussed in the preceding paragraphs), which will be amortized over the respective lives of the notes. Based on exchange rates as of March 31, 2015, 3M expects to reclassify approximately $116 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months, of which 3M expects to reclassify approximately $91 million over the remainder of 2015. 3M expects to reclassify approximately $70 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2016. This impact will be offset by cash flows from underlying hedged items.

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

Three months ended March 31, 2015

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$136	Cost of sales	$30	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$136		$27		$—

Three months ended March 31, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$7	Cost of sales	$4	Cost of sales	$—
Commodity price swap contracts	2	Cost of sales	2	Cost of sales	—
Total	$9		$6		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at March 31, 2015 was $1 billion.

At March 31, 2015, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, was amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance was not part of gains on hedged items recognized in income in the tables below. The remaining interest rate swap of 250 million Euros (notional amount) matured in July 2014.

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

Three months ended March 31, 2015

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

3M’s use of foreign exchange forward contracts designated in hedges of the Company’s net investment in European subsidiaries can vary by time period depending on when foreign currency denominated debt balances designated in such relationships are dedesignated, matured, or are newly issued and designated. Additionally, variation can occur in connection with the extent of the Company’s desired exchange risk coverage.

3M also began using foreign exchange forward contracts designated in hedges of the Company’s net investment in Korean subsidiaries during the first quarter of 2015.

At March 31, 2015, the total notional amount of foreign exchange forward contracts designated in net investment hedges was 2.45 billion Euros and approximately 275 billion South Korean Won along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.85 billion Euros (as discussed in Note 9 in 3M’s 2014 Annual Report on Form 10-K, specifically items C, D1, D2, and H). The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2015 to 2026.

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized as cumulative translation within other comprehensive income on effective portion of instrument (“Gain Recognized as CTA”) for three months March 31, 2014 relative to foreign currency denominated debt and in total. These immaterial corrections increased the previously presented amounts of the Gain recognized as CTA in the disclosure tables below by $18 million for three months March 31, 2014. The revisions had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

Three months ended March 31, 2015

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$240	N/A	$—
Foreign currency forward contracts	157	Cost of Sales	—
Total	$397		$—

Three months ended March 31, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$9	N/A	$—
Total	$9		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency forward contracts to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain commodities and precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $7.1 billion as of March 31, 2015. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2015
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$4
Foreign currency forward contracts	Interest expense	89
Commodity price swap contracts	Cost of sales	(4)
Total		$89

	Three months ended March 31, 2014
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)
Foreign currency forward contracts	Interest expense	33
Total		$32

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 9.

March 31, 2015

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$310	Other current liabilities	$6
Foreign currency forward/option contracts	Other assets	100	Other liabilities	—
Interest rate swap contracts	Other assets	31	Other liabilities	—
Total derivatives designated as hedging instruments		$441		$6

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$118	Other current liabilities	$62
Foreign currency forward/option contracts	Other assets	1	Other liabilities	1
Commodity price swap contracts	Other current assets	1	Other current liabilities	4
Total derivatives not designated as hedging instruments		$120		$67

Total derivative instruments		$561		$73

December 31, 2014

(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$116	Other current liabilities	$2
Foreign currency forward/option contracts	Other assets	47	Other liabilities	1
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	27	Other liabilities	3
Total derivatives designated as hedging instruments		$190		$10

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$66	Other current liabilities	$33
Total derivatives not designated as hedging instruments		$66		$33

Total derivative instruments		$256		$43

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2015, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the 3M entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. As of the applicable dates presented below, no collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

March 31, 2015

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$561	$38	$—	$523
Derivatives not subject to master netting agreements	—			—
Total	$561			$523

March 31, 2015

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$68	$38	$—	$30
Derivatives not subject to master netting agreements	5			5
Total	$73			$35

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$256	$20	$—	$236
Derivatives not subject to master netting agreements	—			—
Total	$256			$236

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$36	$20	$—	$16
Derivatives not subject to master netting agreements	7			7
Total	$43			$23

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $90 million for the three months ended March 31, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $40 million for the three months ended March 31, 2015.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three month periods ended March 31, 2015 and 2014.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except certain U.S. municipal securities:

Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 6.

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter 2014, 3M obtained a municipal bond with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of March 31, 2015 and December 31, 2014. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	March 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$68	$—	$68	$—
Foreign government agency securities	60	—	60	—
Corporate debt securities	551	—	551	—
Certificates of deposit/time deposits	24	—	24	—
Commercial paper	27	—	27	—
Asset-backed securities:
Automobile loan related	167	—	167	—
Credit card related	66	—	66	—
Equipment lease related	7	—	7	—
Other	46	—	46	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	529	—	529	—
Commodity price swap contracts	1	—	1	—
Interest rate swap contracts	31	—	31	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	69	—	69	—
Commodity price swap contracts	4	—	4	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$108	$—	$108	$—
Foreign government agency securities	95	—	95	—
Corporate debt securities	619	—	619	—
Certificates of deposit/time deposits	41	—	41	—
Asset-backed securities:
Automobile loan related	282	—	282	—
Credit card related	162	—	162	—
Equipment lease related	48	—	48	—
Other	46	—	46	—
U.S. treasury securities	38	38	—	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	229	—	229	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	36	—	36	—
Commodity price swap contracts	4	—	4	—
Interest rate swap contracts	3	—	3	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
(Millions)	March 31,
Marketable securities — auction rate securities and certain U.S. municipal securities only	2015	2014
Beginning balance	$15	$11
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	1
Purchases and issuances	—	—
Sales and settlements	—	—
Transfers in and/or out of Level 3	—	—
Ending balance (March 31)	15	12

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s 2014 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2015 and 2014.

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

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$6,459	$6,938	$6,731	$7,203

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at March 31, 2015 and December 31, 2014 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 10.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 13 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2015, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,150 individual claimants, compared to approximately 2,220 individual claimants with actions pending at December 31, 2014.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. The case has been inactive since the fourth quarter of 2007, other than a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. At the hearing on the motion, the Court declined to bifurcate, and set a status conference during the second quarter of 2015. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first quarter of 2015 for respirator mask/asbestos liabilities by $14 million. In the first quarter of 2015, the Company made payments for fees and settlements of $10 million related to the respirator mask/asbestos litigation. As of March 31, 2015, the Company had accruals for respirator mask/asbestos liabilities of $144 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2015, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $41 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of each claim and remaining coverage, and then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

As of March 31, 2015, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2015, the Company, through its Aearo subsidiary, had accruals of $23 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997.

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

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In June 2014, the court granted Aearo’s motion for summary judgment on all claims. Cabot filed a motion for reconsideration, and Aearo filed a motion for clarification of the court’s order granting Aearo summary judgment. In October 2014, the court denied Aearo’s motion for clarification. The court also denied, in part, Cabot’s motion for reconsideration and reaffirmed its ruling that Cabot retained liability for claims involving exposure to silica in coal mine dust. The court granted Cabot’s motion, in part, ruling that Aearo was not entitled to summary judgment on Cabot’s claim for equitable allocation, and on whether the 258 underlying claims were Cabot’s responsibility. These two issues remain in the case for further proceedings and the parties have engaged in discovery related to them. New motions for summary judgment will be presented to the court in the third quarter of 2015.

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

In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama, seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-

related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant.

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

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the first case filed there. In May 2013, the court placed the case on its administrative docket due to co-defendant Synagro’s bankruptcy filing. Pursuant to directions from the Morgan County court, the parties reported that the Synagro Chapter 11 bankruptcy case was concluded and closed in September 2014. The parties will request a status conference with the Morgan County court in the first half of 2015.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2015, the Company had recorded liabilities of $27 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2015, the Company had recorded liabilities of $41 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of March 31, 2015, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. The parties’ briefing has been completed. Oral argument is expected in May or June 2015, with a decision to follow thereafter.

No liability has been recorded in the TransWeb matter since the Company believes that such liability is not probable and estimable, but the range of potential exposure, if any, could be approximately $26 million.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications and that EDF thoroughly analyzed and tested the splices before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert submitted his report to the commercial court in May 2014. The expert found potential defects in 3M’s product and found that EDF incurred damages in excess of 100 million Euros. The expert’s opinion is not dispositive of liability or damages and is subject to numerous factual and legal challenges that will be raised with the court. The parties are briefing the court on their respective positions. Once the briefing is complete, the commercial court may take from six months to one year to render its decision.

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

NOTE 11. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s 2014 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan (including additional shareholder approvals subsequent to 2008). Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock units, restricted stock, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 19,593,667 as of March 31, 2015.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 35 percent of the 2015 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2015 and 2014.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2015	2014
Cost of sales	$23	$22
Selling, general and administrative expenses	88	77
Research, development and related expenses	27	23

Stock-based compensation expenses	$138	$122

Income tax benefits	$(47)	$(40)

Stock-based compensation expenses, net of tax	$91	$82

The following table summarizes stock option activity during the three months ended March 31, 2015:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	39,235,557	$90.38
Granted:
Annual	5,529,615	165.91
Exercised	(3,164,169)	84.03
Canceled	(25,786)	130.40
March 31	41,575,217	$100.89	72	$2,669
Options exercisable
March 31	30,089,556	$85.71	58	$2,384

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2015, there was $123 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total intrinsic values of stock options exercised were $258 million and $143 million during the three months ended March 31, 2015 and 2014, respectively. Cash received from options exercised was $266 million and $229 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $96 million and $52 million for the three months ended March 31, 2015 and 2014, respectively.

For the primary 2015 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
Stock Option Assumptions	2015
Exercise price	$165.94
Risk-free interest rate	1.5%
Dividend yield	2.5%
Expected volatility	20.1%
Expected life (months)	76
Black-Scholes fair value	$23.98

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2015 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2015:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance —
As of January 1	2,817,786	$104.41
Granted:
Annual	671,204	165.86
Other	6,435	163.01
Vested	(931,210)	90.38
Forfeited	(12,372)	104.19
As of March 31	2,551,843	$125.84

As of March 31, 2015, there was $140 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 28 months. The total fair value of restricted stock units and restricted stock that vested during the three months ended March 31, 2015 and 2014 was $155 million and $138 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $58 million and $52 million for the three months ended March 31, 2015 and 2014, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2015 performance criteria for these performance shares (organic sales volume growth, return on invested capital, free cash flow conversion, and EPS growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period.

The following table summarizes performance share activity during the three months ended March 31, 2015:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance —
As of January 1	1,099,752	$102.65
Granted	220,439	159.32
Distributed	(323,717)	83.07
Performance change	(18,723)	122.45
Forfeited	(2,682)	100.23
As of March 31	975,069	$121.59

As of March 31, 2015, there was $49 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. During the three months ended March 31, 2015 and March 31, 2014, the total fair value of performance shares that were distributed were $54 million and $35 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the three months ended March 31, 2015 and March 31, 2014 were $15 million and $11 million, respectively.

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

Business Segment Information

	Three months ended
	March 31,
(Millions)	2015	2014
Net Sales
Industrial	$2,658	$2,776
Safety and Graphics	1,372	1,423
Electronics and Energy	1,322	1,311
Health Care	1,329	1,374
Consumer	1,048	1,079
Corporate and Unallocated	2	3
Elimination of Dual Credit	(153)	(135)
Total Company	$7,578	$7,831

Operating Income
Industrial	$598	$618
Safety and Graphics	335	318
Electronics and Energy	283	227
Health Care	408	427
Consumer	240	228
Corporate and Unallocated	(100)	(72)
Elimination of Dual Credit	(34)	(30)
Total Company	$1,730	$1,716

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2015, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 12, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 30, 2015

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

First quarter of 2015 results:

3M faced a challenging economic backdrop in the first quarter of 2015. The stronger U.S. dollar negatively impacted sales and earnings in the first quarter, and global economic growth was mixed. Despite these near-term challenges, 3M experienced organic local-currency growth in all business segments and major geographic areas, and also expanded operating income margins by nearly a full percentage point.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. In February, 3M announced its plan to acquire Polypore’s Separations Media business for approximately $1.0 billion, which will enhance 3M’s existing filtration platform and help generate new growth opportunities across the company.

First-quarter 2015 sales decreased 3.2 percent to $7.6 billion, as foreign currency translation reduced worldwide sales by 6.5 percent. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 5.8 percent in Electronics and Energy, 4.1 percent in Safety and Graphics, 3.0 percent in Health Care, 2.7 percent in Industrial, and 2.1 percent in Consumer. For the Company in total, organic local-currency sales grew 3.3 percent, with higher organic volumes contributing 2.3 percent and selling price increases contributing 1.0 percent.

Two Health Care related acquisitions, namely Ivera Medical Corp. (March 2015) and Treo Solutions LLC (April 2014), added 0.1 percent to organic local-currency sales growth. Ivera Medical Corp. is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers. This acquisition growth was offset by the static control business divestiture which reduced sales by 0.1 percent.

On a geographic basis, foreign currency translation reduced year-on-year sales by 16.2 percent in EMEA, 12.3 percent in Latin America/Canada, and 4.3 percent in Asia Pacific. In particular, 3M experienced an 18 percent year-on-year first-quarter decline in the average Euro rate versus the U.S. dollar, while the Yen declined 14 percent and the Brazilian Real declined 19 percent.

In Asia Pacific, organic local-currency sales grew 5.6 percent. China/Hong Kong organic local-currency sales grew 7 percent, or 8 percent excluding electronics. Japan organic local-currency growth was up slightly in the first quarter of 2015 against a challenging comparison. Japan’s organic growth was 20 percent in the first quarter of 2014 leading up to the April 2014 consumption tax increase. All five business segments within Asia Pacific generated positive organic local-currency sales growth, led by Safety and Graphics at 9 percent, Health Care at 8 percent, and Electronics and Energy at 7 percent.

In Latin America/Canada, organic local-currency sales grew 3.6 percent, led by Industrial, Safety and Graphics, and Health Care, all of which posted approximately 5 percent growth. Latin America/Canada organic local-currency sales growth was up 15 percent in Mexico, while Brazil was down 2 percent.

In the United States, organic local-currency sales growth was 3.1 percent. Organic local-currency sales growth was led by Industrial, Health Care, and Consumer, each growing at 4 percent, while Safety and Graphics, and Electronics and Energy, each grew 3 percent.

In EMEA, organic local-currency sales increased 0.3 percent. Central/East Europe grew 3 percent, while West Europe was flat, and Middle East/Africa declined slightly. Sales growth in EMEA was led by Electronics and Energy at 4 percent, and Safety and Graphics at 1 percent, while the other 3 business segments experienced slight declines.

Operating income increased 0.8 percent in the first quarter and operating margins were 22.8 percent, an increase of 0.9 percentage points year-on-year. Operating income margins increased due to the combination of selling price increases and raw material cost decreases, leverage from organic volume growth, and productivity. These factors were partially offset by higher defined benefit pension and postretirement expense, the impact of strategic investments, and margin dilution from first-year acquisitions. Refer to the section entitled “Results of Operations” for further discussion.

Net income attributable to 3M was $1.199 billion, or $1.85 per diluted share, in the first quarter of 2015, compared to $1.207 billion, or $1.79 per diluted share, in the first quarter of 2014. Operational benefits increased earnings by 14 cents per diluted share, which is net of a reduction of 4 cents per diluted share related to higher defined benefit pension and postretirement expenses. Operational benefits included the combination of higher selling prices and lower raw material costs, in addition to organic volume leverage and productivity. Weighted-average diluted shares outstanding in the first quarter of 2015 declined 3.7 percent year-on-year to 649.2 million, which increased earnings by approximately 7 cents per diluted share.

Factors which decreased earnings per share included foreign currency impacts and higher tax rates. Foreign currency impacts decreased pre-tax earnings by approximately $90 million, or the equivalent of 10 cents per diluted share, excluding the impact of foreign currency changes on tax rates. The income tax rate was 29.5 percent in the first quarter, up 2.1 percentage points versus last year’s first quarter, which decreased earnings by approximately 5 cents per diluted share. The income tax rate increased due to a 2014 tax deduction which did not repeat, adjustments to income tax reserves, and international taxes, including changes in foreign currency rates and changes to the geographic mix of income before taxes.

Managing currency risks:

As discussed above, the stronger U.S. dollar negatively impacted sales and earnings in the first quarter of 2015. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. In mid-2014, 3M began extending its hedging tenor for several major currencies, most notably the Euro and Yen, out as far as 24 months, and in the first quarter of 2015 extended this to 36 months. These longer-dated hedges will help to reduce currency headwinds into 2016 and early 2017, based on exchange rates at March 31, 2015. Previously, 3M had limited its hedge horizon to 12 months. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to reduce volatility, and ultimately to allow time for 3M’s businesses to respond to changes in the marketplace.

Sales and operating income by business segment:

The following table contains sales and operating income results by business segment for the three months ended March 31, 2015 and 2014. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 12 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2015		2014		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,658	$598	$2,776	$618	(4.3)%	(3.3)%
Safety and Graphics	1,372	335	1,423	318	(3.6)	5.3
Electronics and Energy	1,322	283	1,311	227	0.8	24.3
Health Care	1,329	408	1,374	427	(3.3)	(4.3)
Consumer	1,048	240	1,079	228	(2.9)	5.2
Corporate and Unallocated	2	(100)	3	(72)
Elimination of Dual Credit	(153)	(34)	(135)	(30)
Total Company	$7,578	$1,730	$7,831	$1,716	(3.2)%	0.8%

Sales in U.S. dollars in the first quarter of 2015 decreased 3.2 percent, substantially impacted by foreign currency translation, which reduced sales by 6.5 percent. Sales in U.S. dollars increased in Electronics and Energy by 0.8 percent, but declined in Consumer by 2.9 percent, Health Care by 3.3 percent, Safety and Graphics by 3.6 percent, and Industrial by 4.3 percent. Total company organic local-currency sales increased 3.3 percent, with growth in all five business segments. In addition, all five business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the first quarter of 2015 were 22.8 percent, compared to 21.9 percent for the first quarter of 2014.

Financial condition:

3M generated $1.080 billion of operating cash flows in the first three months of 2015, a decrease of $12 million when compared to the first three months of 2014. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first quarter of 2015, the Company purchased $886 million of stock, compared to $1.708 billion of stock purchases in the first quarter of 2014. As of March 31, 2015, approximately $5.9 billion remained available under the February 2014 authorization. The Company expects to purchase $3 billion to $5 billion of stock in 2015. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This marked the 57th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 32 percent at March 31, 2015 and 34 percent at December 31, 2014. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa3 credit rating with a negative outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M has updated its effective tax rate estimate for total year 2015 to 28.5 to 29.5 percent (from 28.0 to 29.0 percent), as a result of the geographic mix of income and foreign currency effects. This estimate also assumes that the U.S. research and development credit will be reinstated for 2015.

Pension and postretirement defined benefit plans:

3M expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans in 2015. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. 3M expects global defined benefit pension and postretirement expense in 2015 (before settlements, curtailments, special termination benefits and other) to increase by approximately $210 million pre-tax when compared to 2014. This increase primarily related to lower discount rates and the adoption of new mortality tables. Refer to Note 7 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

RESULTS OF OPERATIONS

Percent change information compares the first quarter of 2015 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended March 31, 2015
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$2,859	$2,390	$1,566	$767	$(4)	$7,578
% of worldwide sales	37.7%	31.5%	20.7%	10.1%	—	100.0%
Components of net sales change:
Volume — organic	2.5%	5.4%	(1.2)%	(0.2)%	—	2.3%
Price	0.6	0.2	1.5	3.8	—	1.0
Organic local-currency sales	3.1	5.6	0.3	3.6	—	3.3
Acquisitions	0.4	—	—	—	—	0.1
Divestitures	(0.3)	(0.1)	—	(0.1)	—	(0.1)
Translation	—	(4.3)	(16.2)	(12.3)	—	(6.5)
Total sales change	3.2%	1.2%	(15.9)%	(8.8)%	—	(3.2)%

Sales in the first quarter of 2015 decreased 3.2 percent when compared to the first quarter of 2014. Organic local-currency sales grew 3.3 percent, with increases of 5.6 percent in Asia Pacific, 3.6 percent in Latin America/Canada, 3.1 percent in the United States, and 0.3 percent in Europe, Middle East and Africa. Organic local-currency sales growth was 6.4 percent across all developing markets, and was 1.7 percent in developed markets. Currency impacts reduced first quarter 2015 worldwide sales growth by 6.5 percent.

Worldwide selling prices rose 1.0 percent in the first quarter of 2015. 3M continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2015	2014	Change
Cost of sales	50.5%	51.5%	(1.0)%
Selling, general and administrative expenses	20.6	20.8	(0.2)
Research, development and related expenses	6.1	5.8	0.3
Operating income	22.8%	21.9%	0.9%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2015 to increase by approximately $210 million pre-tax (excluding curtailment gains) when compared to 2014, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2014 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 10, Pension and Postretirement Plans) for background concerning this increase, as both lower discount rates and new mortality tables were the primary factors that resulted in increased expenses in 2015. The year-on-year increase in defined benefit pension and postretirement expense for the first quarter was $36 million, which includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million.

The Company is investing in an initiative called business transformation. This encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales as a percent of net sales was 50.5 percent in the first quarter of 2015 compared to 51.5 percent in the first quarter of 2014. Cost of sales, measured as a percent of sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales by 1.0 percent and raw material cost deflation was favorable by approximately 2 percent year-on-year. In addition, organic volume leverage decreased cost of sales as a percent of sales. This was partially offset by higher defined benefit pension and postretirement expense (of which a portion impacts cost of sales).

Selling, General and Administrative Expenses:

SG&A decreased 4.2 percent in the first quarter of 2015 when compared to the first quarter of 2014, benefitting from foreign currency translation and strong productivity. These benefits were partially offset by continued investments in business transformation, and higher defined benefit pension and postretirement expense. SG&A, measured as a percent of sales, was 20.6 percent of sales in the first quarter of 2015 compared to 20.8 percent in the first quarter of 2014.

Research, Development and Related Expenses:

R&D expense increased 2.4 percent in the first quarter of 2015 when compared to the same period last year. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. These increases were also impacted by higher defined benefit pension and postretirement expense. R&D, measured as a percent of sales, increased to 6.1 percent of sales in the first three months of 2015, compared to 5.8 percent of sales in the first three months of 2014.

Operating Income:

Operating income margins were 22.8 percent in the first quarter of 2015 compared to 21.9 in the first quarter of 2014, an improvement of 0.9 percentage points. These results included a 1.2 percentage point benefit from the combination of higher selling prices and lower raw material costs, plus a 0.2 percentage point benefit from profit leverage on organic volume growth. Productivity also added a 0.3 percentage point benefit, helped by portfolio prioritization. Foreign exchange impacts, net of hedge gains, had no impact on operating income margins. Items that reduced operating income margins included higher year-on-year defined benefit pension and postretirement expense, which reduced operating income margins by 0.5 percentage points. In addition, strategic investments reduced operating income margins by 0.2 percentage points. Strategic investments included incremental programs around disruptive R&D and business transformation, which are expected to strengthen 3M for the future. Lastly, first-year acquisitions reduced operating income margins by 0.1 percentage points.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2015	2014
Interest expense	$31	$37
Interest income	(4)	(9)
Total	$27	$28

Interest expense was lower in the first quarter of 2015 compared to the same period last year, primarily due to lower U.S. borrowing costs as prior year debt maturities were replaced with lower cost financing on new debt issuances. Interest income decreased when comparing the first quarter of 2015 to the same period last year due to derivative instrument impacts.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2015	2014
Effective tax rate	29.5%	27.4%

The effective tax rate for the first quarter of 2015 was 29.5 percent, compared to 27.4 percent in the first quarter of 2014, an increase of 2.1 percentage points. Primary factors that increased the Company’s effective tax rate on a combined basis by 2.1 percentage points year-on-year included the 2014 restoration of tax basis on certain assets for which depreciation deductions were previously limited, adjustments to 3M’s income tax reserves for the first quarter of 2015 when compared to the same period in 2014, and international taxes, including changes in foreign currency rates and changes to the geographic mix of income before taxes. Refer to Note 5 for further discussion of income taxes.

The company updated its tax rate guidance for total year 2015 to 28.5 to 29.5 percent (from 28.0 to 29.0 percent) as a result of the geographic mix of income and foreign currency effects. This continues to assume that the U.S. research and development credit will be reinstated for 2015. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes and foreign currency effects.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2015	2014
Net income attributable to noncontrolling interest	$2	$18

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The first-quarter year-on-year change in noncontrolling interest amounts was largely related to Sumitomo 3M Limited (Japan), which historically was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 5 in 3M’s 2014 Annual Report on Form 10-K, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest was significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $90 million for the three months ended March 31, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $40 million for the three months ended March 31, 2015.

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

Corporate and Unallocated operating income decreased by $28 million in the first quarter of 2015 when compared to the same period last year, reflecting higher defined benefit pension and postretirement expense. 3M’s defined benefit pension and postretirement expense increased in total by $36 million when comparing first-quarter 2015 to first-quarter 2014, with $27 million of this increase allocated to Corporate and Unallocated. This $27 million net year-on-year increase included defined benefit pension and postretirement expense allocations to Corporate and Unallocated of $44 million, which were partially offset by a first-quarter 2015 Japan pension curtailment gain of $17 million.

Operating Business Segments:

Information related to 3M’s business segments for the first quarter of both 2015 and 2014 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended
	March 31,
	2015	2014
Sales (millions)	$2,658	$2,776
Sales change analysis:
Organic local currency	2.7%	4.9%
Translation	(7.0)	(1.8)
Total sales change	(4.3)%	3.1%

Operating income (millions)	$598	$618
Percent change	(3.3)%	6.7%
Percent of sales	22.5%	22.3%

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

Sales in Industrial totaled $2.7 billion, down 4.3 percent in U.S. dollars. Organic local-currency sales increased 2.7 percent, and foreign currency translation reduced sales by 7.0 percent. On an organic local-currency basis, sales growth was led by aerospace and commercial transportation, automotive OEM, and 3M Purification Inc. Organic local-currency sales also grew in advanced materials, and industrial adhesives and tapes.

Geographically, organic local-currency sales increased 5 percent in Latin America/Canada, 4 percent in the United States, and 3 percent in Asia Pacific, while EMEA was flat.

Operating income was $598 million in the first quarter of 2015, a decrease of 3.3 percent. Operating income margins increased by 0.2 percentage points to 22.5 percent, helped by the combination of selling price increases and raw material cost decreases.

3M continues to invest for the future within Industrial. During the first quarter of 2015, 3M announced its intent to acquire Polypore’s Separations Media business for approximately $1 billion. This business is a provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments. This acquisition will enhance 3M’s core filtration platform and help generate new growth opportunities across the company.

Safety and Graphics Business:

	Three months ended
	March 31,
	2015	2014
Sales (millions)	$1,372	$1,423
Sales change analysis:
Organic local currency	4.1%	4.6%
Translation	(7.7)	(2.9)
Total sales change	(3.6)%	1.7%

Operating income (millions)	$335	$318
Percent change	5.3%	(4.2)%
Percent of sales	24.4%	22.3%

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

Sales in Safety and Graphics totaled $1.4 billion, down 3.6 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent, and foreign currency translation reduced sales by 7.7 percent.

On an organic local-currency basis, sales growth was led by personal safety, as 3M continues to see strong demand for its safety solutions for the manufacturing sector. In addition, 3M respirators are continuing to sell well in China, where air quality is an ongoing concern. Organic local-currency sales also grew in commercial solutions, and traffic safety and security. Sales in roofing granules declined year-on-year.

Organic local-currency sales increased 9 percent in Asia Pacific, 5 percent in Latin America/Canada, 3 percent in the United States, and 1 percent in EMEA.

Operating income in the first quarter of 2015 totaled $335 million, up 5.3 percent. Operating income margins were 24.4 percent of sales, compared to 22.3 percent in the first quarter of 2014. Operating income margins continue to be boosted by strong productivity and a keen focus on prioritization and portfolio management.

Electronics and Energy Business:

	Three months ended
	March 31,
	2015	2014
Sales (millions)	$1,322	$1,311
Sales change analysis:
Organic local currency	5.8%	4.1%
Divestitures	(0.9)	—
Translation	(4.1)	(1.4)
Total sales change	0.8%	2.7%

Operating income (millions)	$283	$227
Percent change	24.3%	16.1%
Percent of sales	21.4%	17.3%

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

Electronics and Energy sales totaled $1.3 billion, up 0.8 percent in U.S. dollars. Organic local-currency sales increased 5.8 percent, and foreign currency translation reduced sales by 4.1 percent. Divestitures reduced sales by 0.9 percent, as 3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Organic local-currency sales increased approximately 12 percent in 3M’s electronics-related businesses, with strong growth in both electronics materials solutions and display materials and systems, as 3M continues to see strong consumer demand enhanced by spec-in wins at several OEMs. In 3M’s energy-related businesses, organic local-currency sales decreased approximately 3 percent. The electronics markets business was flat, while telecommunications and renewable energy both declined year-on-year.

On a geographic basis, organic local-currency sales increased 7 percent in Asia Pacific., 4 percent in EMEA, and 3 percent in both Latin America/Canada and the United States.

Operating income increased 24.3 percent to $283 million in the first quarter of 2015. Operating income margins were 21.4 percent, compared to 17.3 percent in the first quarter of 2014. Recent portfolio management actions are improving 3M’s relevance with customers, enhancing growth capabilities, and contributing to higher productivity and margins.

Health Care Business:

	Three months ended
	March 31,
	2015	2014
Sales (millions)	$1,329	$1,374
Sales change analysis:
Organic local currency	3.0%	6.2%
Acquisitions	0.7	—
Translation	(7.0)	(1.4)
Total sales change	(3.3)%	4.8%

Operating income (millions)	$408	$427
Percent change	(4.3)%	5.6%
Percent of sales	30.7%	31.1%

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

Health Care sales totaled $1.3 billion, a decrease of 3.3 percent in U.S. dollars. Organic local-currency sales increased 3.0 percent, acquisitions added 0.7 percentage points, and foreign currency translation reduced sales by 7.0 percent.

Organic local-currency sales growth was led by food safety, critical and chronic care, and health information systems. The infection prevention and oral care businesses also posted positive organic growth in the first quarter. Organic local-currency sales declined in drug delivery systems.

Acquisition growth related to the following two acquisitions. In March 2015, 3M acquired Ivera Medical Corp., headquartered in San Diego, California. Ivera Medical Corp. is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. In April 2014, 3M completed its purchase of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased 8 percent in Asia Pacific, while Latin America/Canada and the United States each grew 4 percent. Organic local-currency sales declined approximately 1 percent in EMEA.

Health Care organic local-currency sales grew 10 percent in developing markets, continuing a trend of strong growth. This has been a high priority investment area for 3M, as health care markets gain importance in developing countries.

Operating income decreased 4.3 percent to $408 million. Operating income margins were 30.7 percent in the first quarter of 2015, compared to 31.1 percent in the first quarter of 2014. First-quarter 2015 operating income margins were negatively impacted by 0.4 percentage points due to margin dilution related to the Ivera Medical Corp. and Treo Solutions LLC acquisitions.

Consumer Business:

	Three months ended
	March 31,
	2015	2014
Sales (millions)	$1,048	$1,079
Sales change analysis:
Organic local currency	2.1%	2.6%
Divestitures	—	(0.3)
Translation	(5.0)	(2.5)
Total sales change	(2.9)%	(0.2)%

Operating income (millions)	$240	$228
Percent change	5.2%	(3.5)%
Percent of sales	22.9%	21.2%

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

Sales in Consumer totaled $1.0 billion, down 2.9 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent, and foreign currency translation reduced sales by 5.0 percent. All businesses grew on an organic local-currency basis, with sales growth led by construction and home improvement, and home care.

On a geographic basis, organic local-currency sales increased 4 percent in the United States, and 2 percent in Asia Pacific. Organic local-currency sales in EMEA and Latin America/Canada declined slightly year-on-year.

Consumer operating income was $240 million, up 5.2 percent from the first quarter last year. Operating income margins were 22.9 percent, compared to 21.2 percent in the same period last year. This business continues to drive efficiencies through portfolio prioritization and executing on productivity programs.

FINANCIAL CONDITION AND LIQUIDITY

3M continues to manage towards a better-optimized capital structure by adding balance sheet leverage, which is being used for two purposes: first, to invest in 3M’s businesses, and second, to increase cash returns to shareholders. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enables 3M to implement this strategy while continuing to invest in its businesses. Organic growth remains a high priority, thus 3M will continue to invest in research and development, capital expenditures, and commercialization capability. In addition, sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 7 in 3M’s 2014 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance.

As discussed in Note 2, 3M announced in February 2015 that it entered into a definitive agreement with Polypore International Inc. to acquire Polypore’s Separations Media business for a total purchase price of approximately $1.0 billion, subject to certain conditions. 3M has access to sufficient capital to fund this acquisition, including marketable securities, nearly all of which were classified as current as of March 31, 2015.

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of March 31, 2015, and December 31, 2014.

	March 31,	December 31,
(Millions)	2015	2014

Total Debt	$6,591	$6,837
Less: Cash and cash equivalents and marketable securities	2,822	3,351
Net Debt	$3,769	$3,486

In the first quarter of 2015, net debt increased by $283 million to a net debt balance of $3.8 billion. The first-quarter 2015 net debt increase was driven by a combination of lower cash, cash equivalents, and marketable securities balances, partially offset by lower debt due to foreign currency impacts on foreign denominated debt. Specific actions related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, cash equivalents and marketable securities:

At March 31, 2015, 3M had $2.8 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and less than $150 million was held by the United States. Of the $2.7 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $1.2 billion, or 46 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other high-quality fixed income securities. At December 31, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.3 billion and less than $100 million, respectively.

Total debt:

The Company’s total debt was $246 million lower at March 31, 2015 when compared to December 31, 2014, largely due to foreign currency impacts on foreign denominated debt. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, 3M has chosen to stagger its maturity profile to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

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

In the first quarter of 2015, there were no significant repayments of debt or proceeds from debt.

In August 2014, 3M amended and extended the existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at March 31, 2015. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2015, this ratio was approximately 63 to 1. Debt covenants do not restrict the payment of dividends.

In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, with the remaining balance of 30 million British Pounds repaid in December 2014. Apart from the committed facilities, an additional $217 million in stand-alone letters of credit and $16 million in bank guarantees were also issued and outstanding at March 31, 2015. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of investment opportunities going forward. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $7.436 billion at March 31, 2015, compared with $5.767 billion at December 31, 2014, an increase of $1.669 billion. Current asset balance changes increased working capital by $753 million, driven by increases in current marketable securities and other current assets. Current liability balance changes increased working capital by $916 million, largely due to decreases in other current liabilities and accrued payroll. The other current liability decrease largely related to the dividend that was declared in December 2014, but not paid until March 2015 (discussed in Note 4.) The reduction in accrued payroll was driven by annual incentive plan payments.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as current quarter net sales multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.8 at March 31, 2015 compared to 5.0 at December 31, 2014. Receivables increased $170 million, or 4.0 percent, compared with December 31, 2014, with higher March 2015 sales compared to December 2014 sales contributing to this increase. Currency translation impacts decreased accounts receivable by $133 million. Inventories decreased $2 million compared with December 31, 2014. The inventory decrease was attributable to currency translation, which decreased inventories by $131 million, largely offset by an increase in inventory on hand due to anticipated demand. Accounts payable decreased $6 million when compared with December 31, 2014.

Cash Flows:

Cash flows from operating, investing and financing activities are provided in the tables that follow. Individual amounts in the Consolidated Statement of Cash Flows exclude the effects of acquisitions, divestitures and exchange rate impacts on cash and cash equivalents, which are presented as separate line items within the statement of cash flows. Thus, the amounts presented in the following operating, investing and financing activities tables reflect changes in balances from period to period adjusted for these effects.

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2015	2014

Net income including noncontrolling interest	$1,201	$1,225
Depreciation and amortization	339	350
Company pension contributions	(90)	(40)
Company postretirement contributions	(1)	(2)
Company pension expense	99	78
Company postretirement expense	35	20
Stock-based compensation expense	138	122
Income taxes (deferred and accrued income taxes)	144	52
Excess tax benefits from stock-based compensation	(101)	(51)
Accounts receivable	(296)	(347)
Inventories	(131)	(131)
Accounts payable	56	84
Other — net	(313)	(268)
Net cash provided by operating activities	$1,080	$1,092

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first quarter of 2015, cash flows provided by operating activities decreased $12 million compared to the same period last year, impacted by slightly higher pension contributions and lower net income including noncontrolling interest. The combination of accounts receivable, inventories and accounts payable increased working capital by $371 million in the first quarter of 2015, compared to increases of $394 million in the first quarter of 2014, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, the Company believes free cash flow and free cash flow conversion are useful measures of performance. 3M uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow for the three months ended March 31, 2015 and 2014.

	Three months ended
	March 31,
(Millions)	2015	2014

Net cash provided by operating activities	$1,080	$1,092
Purchases of property, plant and equipment (PP&E)	(291)	(293)
Free Cash Flow	$789	$799

Free Cash Flow Conversion	66%	66%

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2015	2014

Purchases of property, plant and equipment (PP&E)	$(291)	$(293)
Proceeds from sale of PP&E and other assets	4	3
Acquisitions, net of cash acquired	(150)	—
Purchases and proceeds from sale or maturities of marketable securities and investments, net	414	(2)
Proceeds from sale of businesses	19	—
Other investing	4	5
Net cash used in investing activities	$—	$(287)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $291 million in the first three months of 2015, compared to $293 million in the first three months of 2014. The Company expects 2015 capital spending to be approximately $1.4 billion to $1.6 billion. This is down $100 million versus prior estimates, primarily due to the stronger U.S. dollar.

3M invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, pollution reduction, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in new growth capacity, both through expansion of current facilities and by building new facilities. 3M also invests in corporate laboratory facilities and information technology (IT).

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first quarter of 2015 relate to the divestiture of the static control business within the Electronics and Energy business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate medium-term note securities and other securities, which are classified as available-for-sale. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2015	2014

Change in short-term debt — net	$(4)	$466
Repayment of debt (maturities greater than 90 days)	—	(64)
Proceeds from debt (maturities greater than 90 days)	—	172
Total cash change in debt	$(4)	$574
Purchases of treasury stock	(886)	(1,708)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	309	267
Dividends paid to stockholders	(652)	(566)
Excess tax benefits from stock-based compensation	101	51
Other — net	(22)	(17)
Net cash used in financing activities	$(1,154)	$(1,399)

Total debt at March 31, 2015 was $6.6 billion, down from $6.8 billion at year-end 2014, with the decrease primarily due to foreign currency impacts on foreign denominated debt. Total debt was 32 percent of total capital (total capital is defined as debt plus equity) at March 31, 2015, compared to 34 percent of total capital at year-end 2014. There were no repayments of debt or proceeds from debt (greater than 90 days) for the three months ended March 31, 2015. Changes in short-term debt for the three months ended March 31, 2014 primarily related to commercial paper activity and bank borrowings by international subsidiaries. Repayment of debt for the three months ended March 31, 2014 primarily includes repayment of 36 million British Pounds related to the three-year 66 million British Pound committed credit facility agreement entered into in December 2012. Proceeds from debt for the three months ended March 31, 2014 related to bank borrowings by international subsidiaries and additional parent company debt.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first quarter of 2015, the Company purchased $886 million of stock, compared to $1.708 billion in the first quarter of 2014. The Company expects full-year 2015 gross share repurchases will be in the range of $3.0 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $652 million ($1.025 per share) in the first quarter of 2015, compared to $566 million ($0.855 per share) in the first quarter of 2014. 3M has paid dividends each year since 1916. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This is equivalent to an annual dividend of $4.10 per share and marked the 57th consecutive year of dividend increases for 3M.

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to

•             the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•             worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters affecting the operations of the Company or its suppliers and customers,

•             new business opportunities, product development, and future performance or results of current or anticipated products,

•             the scope, nature or impact of acquisitions, strategic alliances and divestitures,

•             the outcome of contingencies, such as legal and regulatory proceedings,

•             future levels of indebtedness, common stock repurchases and capital spending,

•             future availability of and access to credit markets,

•             pension and postretirement obligation assumptions and future contributions,

•             asset impairments,

•             tax liabilities,

•             information technology security, and

•             the effects of changes in tax, environmental and other laws and regulations in the many countries in which 3M operates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2014 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2015. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

The Company completed implementation with respect to elements of certain processes/sub-processes in limited subsidiaries/locations and will continue to roll out the ERP system over the next several years. As with any new information technology application, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The Company concluded, as part of its evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected the Company’s internal control over financial reporting.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2015	1,628,420	$161.61	1,628,420	$6,440
February 1-28, 2015	1,451,986	$166.64	1,449,538	$6,198
March 1-31, 2015	2,001,351	$164.58	2,000,848	$5,869
Total January 1-March 31, 2015	5,081,757	$164.22	5,078,806	$5,869

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

(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on April 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2015 and 2014 (iii) the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: April 30, 2015

By	/s/ Nicholas C. Gangestad

Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer

(Mr. Gangestad is the Principal Financial Officer and has

been duly authorized to sign on behalf of the Registrant.)