Form 10-Q
period 2015-06-30
3M CO
filed 2015-07-30
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock, $0.01 par value per share	624,745,409 shares

This document (excluding exhibits) contains 79 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 76.

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2015

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Net sales	$7,686	$8,134	$15,264	$15,965
Operating expenses
Cost of sales	3,858	4,184	7,679	8,215
Selling, general and administrative expenses	1,550	1,646	3,114	3,278
Research, development and related expenses	438	448	901	900
Total operating expenses	5,846	6,278	11,694	12,393
Operating income	1,840	1,856	3,570	3,572

Interest expense and income
Interest expense	35	45	66	82
Interest income	(7)	(9)	(11)	(18)
Total interest expense — net	28	36	55	64

Income before income taxes	1,812	1,820	3,515	3,508
Provision for income taxes	509	537	1,011	1,000
Net income including noncontrolling interest	$1,303	$1,283	$2,504	$2,508

Less: Net income attributable to noncontrolling interest	3	16	5	34

Net income attributable to 3M	$1,300	$1,267	$2,499	$2,474

Weighted average 3M common shares outstanding — basic	631.3	652.0	633.8	656.7
Earnings per share attributable to 3M common shareholders — basic	$2.06	$1.94	$3.94	$3.77

Weighted average 3M common shares outstanding — diluted	643.0	664.6	646.1	669.6
Earnings per share attributable to 3M common shareholders — diluted	$2.02	$1.91	$3.87	$3.70

Cash dividends paid per 3M common share	$1.025	$0.855	$2.05	$1.71

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net income including noncontrolling interest	$1,303	$1,283	$2,504	$2,508
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	23	127	(170)	147
Defined benefit pension and postretirement plans adjustment	96	60	187	121
Debt and equity securities, unrealized gain (loss)	—	1	—	2
Cash flow hedging instruments, unrealized gain (loss)	(32)	(9)	38	(7)
Total other comprehensive income (loss), net of tax	87	179	55	263
Comprehensive income (loss) including noncontrolling interest	1,390	1,462	2,559	2,771
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(20)	(4)	(50)
Comprehensive income (loss) attributable to 3M	$1,388	$1,442	$2,555	$2,721

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2015	2014
Assets
Current assets
Cash and cash equivalents	$2,983	$1,897
Marketable securities — current	502	626
Accounts receivable — net	4,578	4,238
Inventories
Finished goods	1,765	1,723
Work in process	1,132	1,081
Raw materials and supplies	950	902
Total inventories	3,847	3,706
Other current assets	1,521	1,298
Total current assets	13,431	11,765

Marketable securities — non-current	13	828
Investments	106	102
Property, plant and equipment	22,851	22,841
Less: Accumulated depreciation	(14,462)	(14,352)
Property, plant and equipment — net	8,389	8,489
Goodwill	6,985	7,050
Intangible assets — net	1,355	1,435
Prepaid pension benefits	54	46
Other assets	1,055	1,554
Total assets	$31,388	$31,269

Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$86	$106
Accounts payable	1,714	1,807
Accrued payroll	582	732
Accrued income taxes	327	435
Other current liabilities	2,386	2,918
Total current liabilities	5,095	5,998

Long-term debt	8,431	6,731
Pension and postretirement benefits	3,683	3,843
Other liabilities	1,049	1,555
Total liabilities	$18,258	$18,127

Commitments and contingencies (Note 11)

Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,685	4,379
Retained earnings	35,615	34,317
Treasury stock, at cost: 319,287,647 shares at June 30, 2015; 308,898,462 shares at December 31, 2014	(20,983)	(19,307)
Accumulated other comprehensive income (loss)	(6,233)	(6,289)
Total 3M Company shareholders’ equity	13,093	13,109
Noncontrolling interest	37	33
Total equity	$13,130	$13,142

Total liabilities and equity	$31,388	$31,269

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2015	2014
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,504	$2,508
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	683	708
Company pension and postretirement contributions	(185)	(77)
Company pension and postretirement expense	283	196
Stock-based compensation expense	187	174
Deferred income taxes	295	(36)
Excess tax benefits from stock-based compensation	(129)	(97)
Changes in assets and liabilities
Accounts receivable	(446)	(484)
Inventories	(269)	(242)
Accounts payable	(34)	57
Accrued income taxes (current and long-term)	(421)	16
Other — net	(50)	9
Net cash provided by operating activities	2,418	2,732

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(661)	(634)
Proceeds from sale of PP&E and other assets	14	38
Acquisitions, net of cash acquired	(153)	(94)
Purchases of marketable securities and investments	(341)	(849)
Proceeds from maturities and sale of marketable securities and investments	1,269	982
Proceeds from sale of businesses	19	—
Other investing	19	(22)
Net cash provided by (used in) investing activities	166	(579)

Cash Flows from Financing Activities
Change in short-term debt — net	(39)	62
Repayment of debt (maturities greater than 90 days)	(10)	(119)
Proceeds from debt (maturities greater than 90 days)	1,925	1,078
Purchases of treasury stock	(2,581)	(3,134)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	450	585
Dividends paid to shareholders	(1,298)	(1,122)
Excess tax benefits from stock-based compensation	129	97
Other — net	(50)	(31)
Net cash used in financing activities	(1,474)	(2,584)

Effect of exchange rate changes on cash and cash equivalents	(24)	(25)

Net increase (decrease) in cash and cash equivalents	1,086	(456)
Cash and cash equivalents at beginning of year	1,897	2,581
Cash and cash equivalents at end of period	$2,983	$2,125

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of June 30, 2015, the Company had a balance of net monetary assets denominated in VEF of less than 100 million VEF and the CENCOEX, SICAD (formerly SICAD1), and SIMADI exchange rates were approximately 6 VEF, 13 VEF, and 200 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of June 30, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of June 30, 2015, the balance of intercompany receivables due from this subsidiary is less than $20 million and its equity balance is not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (5.5 million average options for the three months ended June 30, 2015; 4.5 million average options for the six months ended June 30, 2015; 3.1 million average options for the three months ended June 30, 2014; and 2.7 million average options for the six months ended June 30, 2014). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income attributable to 3M	$1,300	$1,267	$2,499	$2,474

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	631.3	652.0	633.8	656.7

Dilution associated with the Company’s stock-based compensation plans	11.7	12.6	12.3	12.9

Denominator for weighted average 3M common shares outstanding — diluted	643.0	664.6	646.1	669.6

Earnings per share attributable to 3M common shareholders — basic	$2.06	$1.94	$3.94	$3.77
Earnings per share attributable to 3M common shareholders — diluted	$2.02	$1.91	$3.87	$3.70

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2017. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement, which requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in a manner consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. For 3M, this ASU is effective January 1, 2016, with early adoption permitted. The standard provides for adoption either fully retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This standard modifies existing disclosure requirements such that investments for which the practical expedient is used to measure their fair value at net asset value (NAV) would be removed from the fair value hierarchy disclosures. Instead, an entity would be required to include those investments as a reconciling item such that the total fair value amount of investments in the fair value hierarchy disclosure is consistent with the amount on the balance sheet. Changes were also made to the requirements in a sponsor’s employee benefit plan asset disclosures. For 3M, this standard is effective January 1, 2016, with retrospective application required. Early adoption is permitted. As this ASU only impacts certain disclosures, it will not impact the Company’s consolidated results of operations and financial condition.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For 3M, this standard is effective prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing this ASU’s impacts on 3M’s consolidated results of operations and financial condition.

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

During the six months ended June 30, 2015, the purchase price paid for business combinations (net of cash acquired) was $153 million, which primarily related to 3M’s acquisition of Ivera Medical Corp. (discussed below).

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

Purchased identifiable finite-lived intangible assets related to the Ivera Medical Corp. acquisition which closed in the six months ended June 30, 2015 totaled $51 million. The associated finite-lived intangible assets acquired will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 13 years (lives ranging from two to 16 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

In June 2015, 3M (Safety and Graphics Business) announced that it had entered into a definitive agreement to acquire Capital Safety, headquartered in Bloomington, Minnesota, from KKR & Co. L.P. for a total enterprise value of $2.5 billion including the assumption of approximately $0.7 billion of debt, net of cash acquired. Capital Safety is a leading global provider of fall protection equipment, one of the fastest-growing safety categories within the global personal protective equipment industry. Capital Safety’s sales, adjusted to include recent acquisitions on a full-year basis, were approximately $430 million for its fiscal year ended March 31, 2015. The transaction is expected to close in the third quarter of 2015, subject to customary closing conditions and regulatory approvals.

In February 2015, 3M (Industrial Business) announced that it had entered into a definitive agreement with Polypore International Inc., headquartered in Charlotte, North Carolina, to acquire the assets and liabilities associated with Polypore’s Separations Media business for a total purchase price of approximately $1.0 billion. Polypore’s Separations Media business is a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments with annual sales of approximately $208 million for the 2014 fiscal year ended January 3, 2015. Separately, Asahi Kasei, a leading diversified chemical manufacturer based in Tokyo, Japan, announced that it entered into a definitive merger agreement to acquire Polypore’s Energy Storage business. Both transactions are subject to regulatory approvals and customary closing conditions. In addition, both transactions are conditioned on 3M’s transaction with Polypore closing immediately prior to the closing of Asahi Kasei’s transaction with Polypore. These transactions are expected to be completed in the third quarter of 2015.

In January 2015, 3M (Electronics and Energy Business) completed the sale of its global static control business to Desco Industries Inc., based in Chino, California. 2014 sales of this business were $46 million. This transaction was not considered material.

Refer to Note 2 in 3M’s 2014 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $95 million during the first six months of 2015, none of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2014 and June 30, 2015, follow:

Goodwill

	December 31, 2014	Acquisition	Translation	June 30, 2015
(Millions)	Balance	activity	and other	Balance
Industrial	$2,037	$1	$(59)	$1,979
Safety and Graphics	1,650	—	(24)	1,626
Electronics and Energy	1,559	—	(28)	1,531
Health Care	1,589	94	(42)	1,641
Consumer	215	—	(7)	208
Total Company	$7,050	$95	$(160)	$6,985

Acquired Intangible Assets

For the six months ended June 30, 2015, changes in foreign currency exchange rates decreased the gross carrying amount of intangible assets, with this impact partially offset by gross intangible assets (excluding goodwill) acquired through business combinations. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2015, and December 31, 2014, follow:

	June 30,	December 31,
(Millions)	2015	2014
Customer related intangible assets	$1,352	$1,348
Patents	563	581
Other technology-based intangible assets	402	407
Definite-lived tradenames	398	401
Other amortizable intangible assets	222	221
Total gross carrying amount	$2,937	$2,958

Accumulated amortization — customer related	(630)	(597)
Accumulated amortization — patents	(468)	(472)
Accumulated amortization — other technology-based	(228)	(215)
Accumulated amortization — definite-lived tradenames	(204)	(195)
Accumulated amortization — other	(168)	(167)
Total accumulated amortization	$(1,698)	$(1,646)

Total finite-lived intangible assets — net	$1,239	$1,312

Non-amortizable intangible assets (primarily tradenames)	116	123
Total intangible assets — net	$1,355	$1,435

Amortization expense for acquired intangible assets for the three-month and six-month periods ended June 30, 2015 and 2014 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Amortization expense	$50	$57	$103	$114

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2015:

	Remainder
	of						After
(Millions)	2015	2016	2017	2018	2019	2020	2020
Amortization expense	$96	$178	$156	$141	$128	$119	$421

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2015

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2015	$13,952	$4,616	$35,080	$(19,458)	$(6,321)	$35

Net income	1,303		1,300			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	23				24	(1)
Defined benefit pension and post-retirement plans adjustment	96				96	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(32)				(32)	—
Total other comprehensive income (loss), net of tax	87
Dividends declared	(646)		(646)
Stock-based compensation, net of tax impacts	78	78
Reacquired stock	(1,787)			(1,787)
Issuances pursuant to stock option and benefit plans	143		(119)	262
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

Six months ended June 30, 2015

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	2,504		2,499			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(170)				(169)	(1)
Defined benefit pension and post-retirement plans adjustment	187				187	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	38				38	—
Total other comprehensive income (loss), net of tax	55
Dividends declared	(649)		(649)
Stock-based compensation, net of tax impacts	306	306
Reacquired stock	(2,683)			(2,683)
Issuances pursuant to stock option and benefit plans	455		(552)	1,007
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

Three months ended June 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2014	$17,924	$4,554	$33,312	$(16,577)	$(3,841)	$476

Net income	1,283		1,267			16
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	127				123	4
Defined benefit pension and post-retirement plans adjustment	60				60	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	(9)				(9)	—
Total other comprehensive income (loss), net of tax	179
Dividends declared	(556)		(556)
Purchase of subsidiary shares	(5)	(1)				(4)
Stock-based compensation, net of tax impacts	97	97
Reacquired stock	(1,382)			(1,382)
Issuances pursuant to stock option and benefit plans	306		(187)	493
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

Six months ended June 30, 2014

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	2,508		2,474			34
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	147				131	16
Defined benefit pension and post-retirement plans adjustment	121				121	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	(7)				(7)	—
Total other comprehensive income (loss), net of tax	263
Dividends declared	(555)		(555)
Purchase of subsidiary shares	(5)	(1)				(4)
Stock-based compensation, net of tax impacts	267	267
Reacquired stock	(3,155)			(3,155)
Issuances pursuant to stock option and benefit plans	575		(499)	1,074
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

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

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2015

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015, net of tax	$(1,288)	$(5,202)	$—	$169	$(6,321)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12)	—	—	(16)	(28)
Amounts reclassified out	—	141	—	(34)	107
Total other comprehensive income (loss), before tax	(12)	141	—	(50)	79
Tax effect	36	(45)	—	18	9
Total other comprehensive income (loss), net of tax	24	96	—	(32)	88
Balance at June 30, 2015, net of tax	$(1,264)	$(5,106)	$—	$137	$(6,233)

Six months ended June 30, 2015

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014, net of tax	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(56)	24	—	120	88
Amounts reclassified out	—	265	—	(61)	204
Total other comprehensive income (loss), before tax	(56)	289	—	59	292
Tax effect	(113)	(102)	—	(21)	(236)
Total other comprehensive income (loss), net of tax	(169)	187	—	38	56
Balance at June 30, 2015, net of tax	$(1,264)	$(5,106)	$—	$137	$(6,233)

Three months ended June 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014, net of tax	$(180)	$(3,654)	$(1)	$(6)	$(3,841)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	128	—	1	(21)	108
Amounts reclassified out	—	92	—	5	97
Total other comprehensive income (loss), before tax	128	92	1	(16)	205
Tax effect	(5)	(32)	—	7	(30)
Total other comprehensive income (loss), net of tax	123	60	1	(9)	175
Balance at June 30, 2014, net of tax	$(57)	$(3,594)	$—	$(15)	$(3,666)

Six months ended June 30, 2014

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Debt and Equity Securities, Unrealized Gain (Loss)	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013, net of tax	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	134	—	3	(12)	125
Amounts reclassified out	—	183	—	(1)	182
Total other comprehensive income (loss), before tax	134	183	3	(13)	307
Tax effect	(3)	(62)	(1)	6	(60)
Total other comprehensive income (loss), net of tax	131	121	2	(7)	247
Balance at June 30, 2014, net of tax	$(57)	$(3,594)	$—	$(15)	$(3,666)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other	Three months ended June 30,		Six months ended June 30,
Comprehensive Income Components	2015	2014	2015	2014	Location on Income Statement
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$1	$—	$1	$—	See Note 8
Prior service benefit	17	15	35	30	See Note 8
Net actuarial loss	(159)	(107)	(318)	(213)	See Note 8
Curtailments/Settlements	—	—	17	—	See Note 8
Total before tax	(141)	(92)	(265)	(183)
Tax effect	45	32	91	62	Provision for income taxes
Net of tax	$(96)	$(60)	$(174)	$(121)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$—	Selling, general and administrative expenses
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$35	$(6)	$65	$(2)	Cost of sales
Commodity price swap contracts	—	1	(2)	3	Cost of sales
Interest rate swap contracts	(1)	—	(2)	—	Interest expense
Total before tax	34	(5)	61	1
Tax effect	(12)	2	(22)	—	Provision for income taxes
Net of tax	$22	$(3)	$39	$1
Total reclassifications for the period, net of tax	$(74)	$(63)	$(135)	$(120)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2014 and 2015. It is anticipated that the IRS will complete its examination of the Company for 2014 by the end of the first quarter of 2016 and for 2015 by the end of the first quarter of 2017. As of June 30, 2015, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing of various audit years mentioned above and closure of statutes. Currently, the Company is not estimating a significant increase or decrease in unrecognized tax benefits as of June 30, 2015, during the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2015 and December 31, 2014 are $232 million and $265 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $4 million of benefit and $2 million of expense for the three months ended June 30, 2015 and June 30, 2014, respectively, and approximately $2 million of benefit and $13 million of benefit for the six months ended June 30, 2015 and June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, accrued interest and penalties in the consolidated balance sheet on a gross basis were $41 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2015 was 28.1 percent, compared to 29.5 percent in the second quarter of 2014, a decrease of 1.4 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.7 percentage points year-on-year included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, and an increase in the domestic manufacturer’s deduction benefit. This decrease was partially offset by a 2.3 percentage points year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, and other items.

The effective tax rate for the first six months of 2015 was 28.8 percent, compared to 28.5 percent in the first six months of 2014, an increase of 0.3 percentage points. Primary factors that increased the Company’s effective tax rate on a combined basis by 2.5 percentage points for the first six months of 2015 when compared to the same period for 2014 included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, the 2014 restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. This increase was partially offset by a 2.2 percentage point year-on-year decrease, which included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, and an increase in the domestic manufacturer’s deduction benefits.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of both June 30, 2015 and December 31, 2014, the Company had valuation allowances of $22 million on its deferred tax assets.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2015	2014

U.S. government agency securities	$49	$67
Foreign government agency securities	50	75
Corporate debt securities	230	241
Commercial paper	36	—
Certificates of deposit/time deposits	27	41
U.S. municipal securities	3	—
Asset-backed securities:
Automobile loan related	66	122
Credit card related	13	59
Equipment lease related	8	21
Other	20	—
Asset-backed securities total	107	202

Current marketable securities	$502	$626

U.S. government agency securities	$1	$41
Foreign government agency securities	—	20
Corporate debt securities	—	378
U.S. treasury securities	—	38
U.S. municipal securities	12	15
Asset-backed securities:
Automobile loan related	—	160
Credit card related	—	103
Equipment lease related	—	27
Other	—	46
Asset-backed securities total	—	336

Non-current marketable securities	$13	$828

Total marketable securities	$515	$1,454

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The classification as of June 30, 2015, was impacted by the 2015 announcements with respect to acquiring Polypore’s Separations Media business and Capital Safety, as discussed in Note 2.

At June 30, 2015, both gross unrealized gains and losses were immaterial. At December 31, 2014, gross unrealized losses totaled approximately $1 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2015 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2015

Due in one year or less	$199
Due after one year through five years	299
Due after five years through ten years	2
Due after ten years	15

Total marketable securities	$515

3M has a diversified marketable securities portfolio of $515 million as of June 30, 2015. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $107 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At June 30, 2015, all asset-backed security investments were in compliance with this policy. Approximately 83.2 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014, shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. In May 2015, 3M issued 650 million Euros aggregate principal amount of five-year floating rate medium term notes due 2020 with an interest rate based on a floating three-month EURIBOR index, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023 with a coupon rate of 0.95%, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030 with a coupon rate of 1.75%. As discussed in Note 9, the May 2015 debt issuances were designated in net investment hedges. The May 2015 debt issuances were from the medium-term notes program (Series F). As of June 30, 2015, the total amount of debt issued as part of the medium-term note program (Series F), inclusive of debt issued in 2011, 2012, 2014 and the 2015 debt referenced above, is approximately $6.67 billion (utilizing the foreign exchange rate applicable at the time of issuance for the Euro denominated debt).

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2015 and 2014 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Net periodic benefit cost (benefit)
Service cost	$73	$60	$40	$35	$22	$17
Interest cost	164	169	55	65	25	24
Expected return on plan assets	(267)	(261)	(81)	(80)	(23)	(23)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	(6)	1	(3)	(4)	(8)	(12)
Amortization of net actuarial (gain) loss	102	61	38	31	19	15
Net periodic benefit cost (benefit)	$66	$30	$48	$47	$35	$21
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$66	$30	$48	$47	$35	$21

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Net periodic benefit cost (benefit)
Service cost	$146	$120	$82	$71	$43	$33
Interest cost	328	338	110	129	50	48
Expected return on plan assets	(534)	(522)	(162)	(159)	(45)	(45)
Amortization of transition (asset) obligation	—	—	(1)	—	—	—
Amortization of prior service cost (benefit)	(12)	2	(7)	(8)	(16)	(24)
Amortization of net actuarial (gain) loss	204	122	76	62	38	29
Net periodic benefit cost (benefit)	$132	$60	$98	$95	$70	$41
Settlements, curtailments, special termination benefits and other	—	—	(17)	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$132	$60	$81	$95	$70	$41

For the six months ended June 30, 2015, contributions totaling $183 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2015, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees will receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees will no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the six months ended June 30, 2015.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Hedge ineffectiveness and the amount excluded from effectiveness testing recognized in income on cash flow hedges were not material for the three and six months ended June 30, 2015 and 2014. Beginning in the second quarter of 2014 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months, with certain currencies being extended further to 36 months starting in the first quarter of 2015. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at June 30, 2015 was approximately $2.9 billion.

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

In the third and fourth quarters of 2014, the Company entered into forward starting interest rate swaps with notional amounts totaling 500 million Euros as a hedge against interest rate volatility associated with the forecasted issuance of fixed rate debt. Upon issuance in November 2014 of 750 million Euros aggregate principal amount of twelve-year fixed rate notes, 3M terminated these interest rate swaps. The termination resulted in an $8 million pre-tax ($5 million after-tax) loss within accumulated other comprehensive income that will be amortized over the twelve-year life of the notes.

The amortization of losses referenced in the two preceding paragraphs is included in the tables below as part of the loss recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of June 30, 2015, the Company had a balance of $137 million (as shown in Note 4) associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $6 million (loss) related to the forward starting interest rate swaps (discussed in the preceding paragraphs), which will be amortized over the respective lives of the notes. Based on exchange rates as of June 30, 2015, 3M expects to reclassify approximately $65 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2015, approximately $65 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2016, and approximately $7 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings after 2016. 3M expects to reclassify approximately $103 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months.

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

Three months ended June 30, 2015

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(16)	Cost of sales	$35	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(16)		$34		$—

Six months ended June 30, 2015

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$120	Cost of sales	$65	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$120		$61		$—

Three months ended June 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(20)	Cost of sales	$(6)	Cost of sales	$—
Commodity price swap contracts	(1)	Cost of sales	1	Cost of sales	—
Total	$(21)		$(5)		$—

Six months ended June 30, 2014

(Millions)	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Effective Portion of Derivative	Pretax Gain (Loss) Recognized in Income on Effective Portion of Derivative as a Result of Reclassification from Accumulated Other Comprehensive Income		Ineffective Portion of Gain (Loss) on Derivative and Amount Excluded from Effectiveness Testing Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(13)	Cost of sales	$(2)	Cost of sales	$—
Commodity price swap contracts	1	Cost of sales	3	Cost of sales	—
Total	$(12)		$1		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at June 30, 2015 was $1 billion.

At June 30, 2015, the Company had interest rate swaps designated as fair value hedges of underlying fixed rate obligations. In July 2007, in connection with the issuance of a seven-year Eurobond for an amount of 750 million Euros, the Company completed a fixed-to-floating interest rate swap on a notional amount of 400 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation. In August 2010, the Company terminated 150 million Euros of the notional amount of this swap. As a result, a gain of 18 million Euros, recorded as part of the balance of the underlying debt, was amortized as an offset to interest expense over this debt’s remaining life. Prior to termination of the applicable portion of the interest rate swap, the mark-to-market of the hedge instrument was recorded as gains or losses in interest expense and was offset by the gain or loss on carrying value of the underlying debt instrument. Consequently, the subsequent amortization of the 18 million Euros recorded as part of the underlying debt balance was not part of gains on hedged items recognized in income in the tables below. The remaining interest rate swap of 250 million Euros (notional amount) matured in July 2014.

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

Three months ended June 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(11)	Interest expense	$11
Total		$(11)		$11

Six months ended June 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Three months ended June 30, 2014

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

At June 30, 2015, the total notional amount of foreign exchange forward contracts designated in net investment hedges was 974 million Euros and approximately 440 billion South Korean Won along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.6 billion Euros (as discussed in both Note 9 in 3M’s 2014 Annual Report on Form 10-K, specifically items C, D1, D2, and H, with additional discussion within Note 7 of this report for the May 2015 debt issuances that were designated in net investment hedges). The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2015 to 2030.

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized as cumulative translation within other comprehensive income on effective portion of instrument (“Gain Recognized as CTA”) for the three and six months ended June 30, 2014 relative to foreign currency denominated debt and in total. These immaterial corrections increased the previously presented amounts of the Gain recognized as CTA in the disclosure tables below by $36 million and $54 million for the three and six months ended June 30, 2014, respectively. The revisions had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

Three months ended June 30, 2015

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(55)	N/A	$—
Foreign currency forward contracts	(55)	Cost of Sales	4
Total	$(110)		$4

Six months ended June 30, 2015

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$185	N/A	$—
Foreign currency forward contracts	102	Cost of Sales	4
Total	$287		$4

Three months ended June 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$18	N/A	$—
Foreign currency forward contracts	1	Cost of Sales	—
Total	$19		$—

Six months ended June 30, 2014

Derivative and Nonderivative Instruments in Net Investment Hedging Relationships	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income on Effective Portion of Instrument	Ineffective Portion of Gain (Loss) on Instrument and Amount Excluded from Effectiveness Testing Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$27	N/A	$—
Foreign currency forward contracts	1	Cost of Sales	—
Total	$28		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above), dedesignated foreign exchange forward contracts that formerly were designated in net investment hedging relationships, and forward and option contracts entered into, in part, as offsetting trades to such dedesignated items. In addition, 3M enters into foreign currency forward contracts to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain commodities and precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $8.7 billion as of June 30, 2015. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2015		Six months ended June 30, 2015
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$1	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(61)	Interest expense	28
Commodity price swap contracts	Cost of sales	—	Cost of sales	(4)
Total		$(60)		$29

	Three months ended June 30, 2014		Six months ended June 30, 2014
Derivatives Not Designated as Hedging Instruments	Gain (Loss) on Derivative Recognized in Income		Gain (Loss) on Derivative Recognized in Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(2)	Cost of sales	$(3)
Foreign currency forward contracts	Interest expense	35	Interest expense	68
Total		$33		$65

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

June 30, 2015
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$179	Other current liabilities	$4
Foreign currency forward/option contracts	Other assets	73	Other liabilities	3
Interest rate swap contracts	Other assets	20	Other liabilities	—
Total derivatives designated as hedging instruments		$272		$7

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$92	Other current liabilities	$71
Foreign currency forward/option contracts	Other assets	1	Other liabilities	1
Commodity price swap contracts	Other current assets	—	Other current liabilities	2
Total derivatives not designated as hedging instruments		$93		$74

Total derivative instruments		$365		$81

December 31, 2014
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$116	Other current liabilities	$2
Foreign currency forward/option contracts	Other assets	47	Other liabilities	1
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	27	Other liabilities	3
Total derivatives designated as hedging instruments		$190		$10

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$66	Other current liabilities	$33
Total derivatives not designated as hedging instruments		$66		$33

Total derivative instruments		$256		$43

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2015, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

June 30, 2015

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$365	$57	$—	$308
Derivatives not subject to master netting agreements	—			—
Total	$365			$308

June 30, 2015

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$75	$57	$—	$18
Derivatives not subject to master netting agreements	6			6
Total	$81			$24

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$256	$20	$—	$236
Derivatives not subject to master netting agreements	—			—
Total	$256			$236

December 31, 2014

	Gross Amount of	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(Millions)	Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$36	$20	$—	$16
Derivatives not subject to master netting agreements	7			7
Total	$43			$23

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $110 million for the three months ended June 30, 2015 and decreased pre-tax income by approximately $200 million for the six months ended June 30, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $40 million for three months ended June 30, 2015 and increased pre-tax income by approximately $80 million for the six months ended June 30, 2015.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six months ended June 30, 2015 and 2014.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except certain U.S. municipal securities:

Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average market price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 6.

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter 2014, 3M obtained a municipal bond with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of June 30, 2015 and December 31, 2014. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$50	$—	$50	$—
Foreign government agency securities	50	—	50	—
Corporate debt securities	230	—	230	—
Certificates of deposit/time deposits	27	—	27	—
Commercial paper	36	—	36	—
Asset-backed securities:
Automobile loan related	66	—	66	—
Credit card related	13	—	13	—
Equipment lease related	8	—	8	—
Other	20	—	20	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	345	—	345	—
Interest rate swap contracts	20	—	20	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	79	—	79	—
Commodity price swap contracts	2	—	2	—

	Fair Value at	Fair Value Measurements
(Millions)	December 31,	Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$108	$—	$108	$—
Foreign government agency securities	95	—	95	—
Corporate debt securities	619	—	619	—
Certificates of deposit/time deposits	41	—	41	—
Asset-backed securities:
Automobile loan related	282	—	282	—
Credit card related	162	—	162	—
Equipment lease related	48	—	48	—
Other	46	—	46	—
U.S. treasury securities	38	38	—	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	229	—	229	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	36	—	36	—
Commodity price swap contracts	4	—	4	—
Interest rate swap contracts	3	—	3	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended		Six months ended
Marketable securities — auction rate securities and	June 30,		June 30,
certain U.S. municipal securities only	2015	2014	2015	2014
Beginning balance	$15	$12	$15	$11
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	1
Purchases and issuances	—	—	—	—
Sales and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	15	12	15	12

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s 2014 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2015 and 2014.

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

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$8,431	$8,722	$6,731	$7,203

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at June 30, 2015 and December 31, 2014 due to the low interest rates and tightening of 3M’s credit spreads.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2015, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,150 individual claimants, compared to approximately 2,220 individual claimants with actions pending at December 31, 2014.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all ten cases taken to trial, including eight of the nine cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, and 2015), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The tenth case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. The case has been inactive since the fourth quarter of 2007, other than a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. At the hearing on the motion, the Court declined to bifurcate the lawsuit. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first six months of 2015 for respirator mask/asbestos liabilities by $23 million, $9 million of which occurred in the second quarter of 2015. In the first six months of 2015, the Company made payments for fees and settlements of $24 million related to the respirator mask/asbestos litigation, $14 million of which occurred in the second quarter of 2015. As of June 30, 2015, the Company had accruals for respirator mask/asbestos liabilities of $139 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2015, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $41 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and an assessment of the nature of each claim and remaining coverage. The Company then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

As of June 30, 2015, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2015, the Company, through its Aearo subsidiary, had accruals of $22 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In June 2014, the court granted Aearo’s motion for summary judgment on all claims. Cabot filed a motion for reconsideration, and Aearo filed a motion for clarification of the court’s order granting Aearo summary judgment. In October 2014, the court denied Aearo’s motion for clarification. The court also denied, in part, Cabot’s motion for reconsideration and reaffirmed its ruling that Cabot retained liability for claims involving exposure to silica in coal mine dust. The court granted Cabot’s motion, in part, ruling that Aearo was not entitled to summary judgment on Cabot’s claim for equitable allocation, and on whether the 258 underlying claims were Cabot’s responsibility. These two issues remain in the case for further proceedings and the parties have engaged in discovery related to them. New motions for summary judgment will be presented to the court in the fourth quarter of 2015.

Developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available insurance coverage limits, and/or (ix) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the amount accrued.

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

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings, which are on-going. Other activity in the case has been stayed pending the outcome of the disqualification issue.  In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2015, the Company had recorded liabilities of $26 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2015, the Company had recorded liabilities of $39 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of June 30, 2015, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb does not make finished goods, but sells filter media to competitors of 3M’s respirator and furnace filter businesses. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. The special master’s recommendations were forwarded to the court in September 2013. On April 21, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the Special Master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. Oral argument on the appeal occurred in July 2015, with a decision to follow thereafter.

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

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s 2014 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan (including additional shareholder approvals subsequent to 2008). Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock units, restricted stock, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 19,824,070 as of June 30, 2015.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the six months ended June 30, 2015 and 2014.

Stock-Based Compensation Expense

	Three months ended June 30,		Six months ended June 30,
(Millions)	2015	2014	2015	2014
Cost of sales	$8	$11	$31	$33
Selling, general and administrative expenses	35	35	123	112
Research, development and related expenses	6	6	33	29

Stock-based compensation expenses	$49	$52	$187	$174

Income tax benefits	$(14)	$(13)	$(61)	$(53)

Stock-based compensation expenses, net of tax	$35	$39	$126	$121

The following table summarizes stock option activity during the six months ended June 30, 2015:

Stock Option Program

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option –
January 1	39,235,557	$90.38
Granted:
Annual	5,529,544	165.91
Exercised	(4,515,976)	83.22
Canceled	(112,047)	117.81
June 30	40,137,078	$101.52	71	$2,182
Options exercisable
June 30	28,708,664	$85.94	57	$1,963

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2015, there was $104 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $366 million and $340 million during the six months ended June 30, 2015 and 2014, respectively. Cash received from options exercised was $376 million and $517 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $136 million and $125 million for the six months ended June 30, 2015 and 2014, respectively.

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

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2015:

Restricted Stock Units and Restricted Stock

		Weighted Average
Restricted Stock Units and	Number of	Grant Date
Restricted Stock	Awards	Fair Value
Nonvested balance –
As of January 1	2,817,786	$104.41
Granted:
Annual	671,204	165.86
Other	18,375	160.63
Vested	(960,704)	90.23
Forfeited	(25,033)	111.55
As of June 30	2,521,628	$126.50

As of June 30, 2015, there was $122 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock units and restricted stock that vested during the six months ended June 30, 2015 and 2014 was $157 million and $140 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $58 million and $53 million for the six months ended June 30, 2015 and 2014, respectively.

Restricted stock units granted under the 3M 2008 Long-Term Incentive Plan generally vest three years following the grant date assuming continued employment. Dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vesting date on restricted stock units, except for performance shares which do not earn dividends. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

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

The following table summarizes performance share activity during the six months ended June 30, 2015:

		Weighted Average
	Number of	Grant Date
Performance Shares	Awards	Fair Value
Undistributed balance –
As of January 1	1,099,752	$102.65
Granted	225,466	159.16
Distributed	(323,938)	83.08
Performance change	(47,090)	119.37
Forfeited	(14,579)	122.94
As of June 30	939,611	$121.81

As of June 30, 2015, there was $37 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. During the six months ended June 30, 2015 and June 30, 2014, the total fair value of performance shares that were distributed were $54 million and $35 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the six months ended June 30, 2015 and June 30, 2014 were $15 million and $11 million, respectively.

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

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net Sales
Industrial	$2,634	$2,815	$5,292	$5,591
Safety and Graphics	1,432	1,494	2,804	2,917
Electronics and Energy	1,310	1,422	2,632	2,733
Health Care	1,364	1,416	2,693	2,790
Consumer	1,111	1,139	2,159	2,218
Corporate and Unallocated	(4)	(1)	(2)	2
Elimination of Dual Credit	(161)	(151)	(314)	(286)
Total Company	$7,686	$8,134	$15,264	$15,965

Operating Income
Industrial	$609	$617	$1,207	$1,235
Safety and Graphics	364	353	699	671
Electronics and Energy	277	293	560	520
Health Care	440	434	848	861
Consumer	259	241	499	469
Corporate and Unallocated	(74)	(49)	(174)	(121)
Elimination of Dual Credit	(35)	(33)	(69)	(63)
Total Company	$1,840	$1,856	$3,570	$3,572

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

July 30, 2015

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

Second quarter of 2015 results:

3M continued to face a mixed economic environment in the second quarter of 2015. The stronger U.S. dollar negatively impacted sales and earnings in the second quarter, and global economic growth was mixed. Despite these challenges, 3M experienced organic local-currency growth in four of its five business segments and in all major geographic areas. 3M also expanded operating income margins by 1.1 percentage points.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. In February, 3M announced its plan to acquire Polypore’s Separations Media business for approximately $1.0 billion, which will enhance 3M’s existing filtration platform and help generate new growth opportunities across the company. In June 2015, 3M announced that it had entered into a definitive agreement to acquire Capital Safety for a total enterprise value of approximately $2.5 billion. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

Second-quarter 2015 sales decreased 5.5 percent to $7.7 billion, as foreign currency translation reduced worldwide sales by 7.3 percent. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in four of its five business segments. Organic local-currency sales increased 4.9 percent in Safety and Graphics, 3.4 percent in both Health Care and Consumer, and 1.4 percent in Industrial. Organic local-currency sales declined 3.0 percent in Electronics and Energy. For the Company in total, organic local-currency sales grew 1.8 percent, with higher organic volumes contributing 0.8 percent and selling price increases contributing 1.0 percent.

3M (Health Care Business) acquired Ivera Medical Corp. in March 2015, which added 0.1 percent to second-quarter sales growth. Ivera Medical Corp. is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. This acquisition growth was offset by the static control business divestiture in January 2015, which reduced second-quarter sales growth by 0.1 percent.

On a geographic basis, foreign currency translation reduced year-on-year sales by 16.8 percent in EMEA, 15.5 percent in Latin America/Canada, and 5.4 percent in Asia Pacific. In particular, 3M experienced year-on-year second-quarter declines in the Euro, Yen, and Brazilian Real versus the U.S. dollar of 20 percent, 17 percent, and 28 percent, respectively.

In the United States, organic local-currency sales growth was 4.1 percent, with all five business segments showing growth. Organic local-currency sales growth was led by Safety and Graphics, and Consumer, both growing at 6 percent, Health Care at 4 percent, Industrial at 3 percent, and Electronics and Energy at 1 percent.

In Latin America/Canada, organic local-currency sales grew 0.8 percent, led by Health Care at 5 percent, and Industrial at 3 percent. Organic local-currency sales were flat in Consumer, while Safety and Graphics declined 2 percent, and

Electronics and Energy declined 7 percent. Organic local-currency sales grew 17 percent in Mexico, and 1 percent in Brazil. In Venezuela, sales were down in the second quarter of 2015, which reduced organic local-currency sales growth in the combined Latin America/Canada area by 4 percent. Since Venezuela is considered highly inflationary, 3M’s Venezuelan subsidiary’s functional currency is considered to be that of its parent. As a result, exchange rate effects of remeasuring Venezuela Bolivar denominated sales were reflected in organic local-currency sales growth as opposed to being part of the translation element of overall sales change, with this impact creating challenging year-on-year comparisons in the second half of 2014 and the first half of 2015.

In Asia Pacific, organic local-currency sales grew 0.5 percent. Organic local-currency sales growth was led by Health Care, and Safety and Graphics, both at 9 percent, and Consumer at 3 percent. Organic local-currency sales in Industrial were flat, while Electronics and Energy declined 4 percent. China/Hong Kong organic local-currency sales declined 2 percent, as 3M saw channel adjustments in some key end-markets that impacted growth. Japan’s organic local-currency sales grew 2 percent, or 7 percent excluding electronics.

In EMEA, organic local-currency sales increased 0.4 percent. Central/East Europe grew 9 percent, while West Europe declined 1 percent, and Middle East/Africa declined 5 percent. Organic local-currency sales growth in EMEA was led by Safety and Graphics at 4 percent, while Health Care was flat, and the other three business segments each declined 1 percent.

Operating income decreased 0.9 percent in the second quarter and operating income margins were 23.9 percent, an increase of 1.1 percentage points year-on-year. Operating income margins increased due to the combination of raw material cost decreases and selling price increases, productivity, and leverage from organic volume growth. These factors were partially offset by higher defined benefit pension and postretirement expense, the impact of strategic investments, and margin dilution from first-year acquisitions. Refer to the section entitled “Results of Operations” for further discussion.

Net income attributable to 3M was $1.300 billion, or $2.02 per diluted share, in the second quarter of 2015, compared to $1.267 billion, or $1.91 per diluted share, in the second quarter of 2014. Operational benefits increased earnings by 12 cents per diluted share, which included a reduction of 5 cents per diluted share related to higher defined benefit pension and postretirement expenses. Operational benefits included the combination of lower raw material costs and higher selling prices, in addition to productivity and organic volume leverage. Weighted-average diluted shares outstanding in the second quarter of 2015 declined 3.2 percent year-on-year to 643.0 million, which increased earnings by approximately 7 cents per diluted share. The income tax rate was 28.1 percent in the second quarter, down 1.4 percentage points versus last year’s second quarter, which increased earnings by approximately 4 cents per diluted share. Foreign currency impacts decreased pre-tax earnings by approximately $110 million, or the equivalent of 12 cents per diluted share, excluding the impact of foreign currency changes on tax rates.

First six months of 2015 results:

In the first six months of 2015, sales decreased 4.4 percent to $15.3 billion, as foreign currency translation reduced worldwide sales by 6.9 percent. 3M achieved organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in all five of its business segments. Organic local-currency sales increased 4.4 percent in Safety and Graphics, 3.2 percent in Health Care, 2.8 percent in Consumer, 2.1 percent in Industrial, and 1.3 percent in Electronics and Energy. For the Company in total, organic local-currency sales grew 2.5 percent, with higher organic volumes contributing 1.5 percent and selling price increases contributing 1.0 percent.

Two Health Care related acquisitions, namely Ivera Medical Corp. (March 2015) and Treo Solutions LLC (April 2014), added 0.1 percent to organic local-currency sales growth. Ivera Medical Corp. was discussed in second quarter results above. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers. This acquisition growth was offset by the static control business divestiture which reduced sales by 0.1 percent.

On a geographic basis, foreign currency translation reduced year-on-year sales by 16.5 percent in EMEA, 14.0 percent in Latin America/Canada, and 4.9 percent in Asia Pacific.

Operating income dollars in the first six months of 2015 were flat compared to the same period in 2014. Operating margins were 23.4 percent, an increase of 1.0 percentage point year-on-year. Operating income margins increased due to the combination of selling price increases and raw material cost decreases, productivity, and leverage from organic volume growth. These factors were partially offset by higher defined benefit pension and postretirement expense, the impact of strategic investments, and margin dilution from first-year acquisitions. Refer to the section entitled “Results of Operations” for further discussion.

Net income attributable to 3M was $2.499 billion, or $3.87 per diluted share, in the first six months of 2015, compared to $2.474 billion, or $3.70 per diluted share, in the first six months of 2014. Operational benefits increased earnings by 26 cents per diluted share, which included a reduction of 9 cents per diluted share related to higher defined benefit pension and postretirement expenses. Operational benefits included the combination of higher selling prices and lower raw material costs, productivity, and volume leverage. Weighted-average diluted shares outstanding in the first six months of 2015 declined 3.5 percent year-on-year to 646.1 million, which increased earnings by approximately 14 cents per diluted share.

Factors which decreased earnings per share included foreign currency impacts and higher tax rates. Foreign currency impacts decreased pre-tax earnings by approximately $200 million, or the equivalent of 22 cents per diluted share, excluding the impact of foreign currency changes on tax rates. The income tax rate was 28.8 percent in the first six months of 2015, up 0.3 percentage points versus last year’s first six months, which decreased earnings by approximately 1 cent per diluted share.

Managing currency risks:

As discussed above, the stronger U.S. dollar negatively impacted sales and earnings in the first six months of 2015. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. In mid-2014, 3M began extending its hedging tenor for several major currencies, most notably the Euro and Yen, out as far as 24 months, and in the first quarter of 2015 extended this to 36 months. These longer-dated hedges will help 3M manage currency impacts into 2016 and early 2017. Previously, 3M had limited its hedge horizon to 12 months. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to reduce volatility, and ultimately to allow time for 3M’s businesses to respond to changes in the marketplace.

Sales and operating income by business segment:

The following table contains sales and operating income results by business segment for the three months ended June 30, 2015 and 2014. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2015		2014		% change
	Net	Operating	Net	Operating	Net	Operating
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,634	$609	$2,815	$617	(6.4)%	(1.2)%
Safety and Graphics	1,432	364	1,494	353	(4.1)	3.1
Electronics and Energy	1,310	277	1,422	293	(7.9)	(5.2)
Health Care	1,364	440	1,416	434	(3.7)	1.3
Consumer	1,111	259	1,139	241	(2.5)	7.4
Corporate and Unallocated	(4)	(74)	(1)	(49)
Elimination of Dual Credit	(161)	(35)	(151)	(33)
Total Company	$7,686	$1,840	$8,134	$1,856	(5.5)%	(0.9)%

Sales in U.S. dollars in the second quarter of 2015 decreased 5.5 percent, substantially impacted by foreign currency translation, which reduced sales by 7.3 percent. Sales in U.S. dollars declined in Electronics and Energy by 7.9 percent, Industrial by 6.4 percent, Safety and Graphics by 4.1 percent, Health Care by 3.7 percent, and Consumer by 2.5 percent. Total company organic local-currency sales increased 1.8 percent, with growth in four of the five business segments. In addition, all five business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the second quarter of 2015 were 23.9 percent, compared to 22.8 percent for the second quarter of 2014.

Financial condition:

3M generated $2.418 billion of operating cash flows in the first six months of 2015, a decrease of $314 million when compared to the first six months of 2014. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2015, the Company purchased $2.581 billion of stock, compared to $3.134 billion of stock purchases in the first six months of 2014. As of June 30, 2015, approximately $4.1 billion remained available under the February 2014 authorization. The Company expects to purchase $4 billion to $5 billion of stock in 2015. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This marked the 57th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 39 percent at June 30, 2015, and 34 percent at December 31, 2014. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa3 credit rating with a negative outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M currently expects that its effective tax rate for total year 2015 will be approximately 28.5 to 29.5 percent, which assumes that the U.S. research and development credit will be reinstated for 2015.

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

RESULTS OF OPERATIONS

Percent change information compares the second quarter of 2015 with the same period last year, unless otherwise indicated.

Net Sales:

	Three months ended June 30, 2015
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$3,055	$2,252	$1,612	$767	$—	$7,686
% of worldwide sales	39.8%	29.3%	21.0%	9.9%	—	100.0%
Components of net sales change:
Volume — organic	3.9%	0.5%	(1.3)%	(3.4)%	—	0.8%
Price	0.2	—	1.7	4.2	—	1.0
Organic local-currency sales	4.1	0.5	0.4	0.8	—	1.8
Acquisitions	0.3	—	—	—	—	0.1
Divestitures	(0.3)	(0.1)	—	(0.1)	—	(0.1)
Translation	—	(5.4)	(16.8)	(15.5)	—	(7.3)
Total sales change	4.1%	(5.0)%	(16.4)%	(14.8)%	—	(5.5)%

Sales in the second quarter of 2015 decreased 5.5 percent when compared to the second quarter of 2014. Organic local-currency sales grew 1.8 percent, with increases of 4.1 percent in the United States, 0.8 percent in Latin America/Canada, 0.5 percent in Asia Pacific, and 0.4 percent in Europe, Middle East and Africa. Organic local-currency sales growth was 0.4 percent across all developing markets, and was 2.6 percent in developed markets. Currency impacts reduced second quarter 2015 worldwide sales growth by 7.3 percent.

Worldwide selling prices rose 1.0 percent in the second quarter of 2015. 3M continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

	Six months ended June 30, 2015
	United States	Asia Pacific	Europe, Middle East & Africa	Latin America/ Canada	Other Unallocated	Worldwide
Net sales (millions)	$5,914	$4,642	$3,178	$1,534	$(4)	$15,264
% of worldwide sales	38.8%	30.4%	20.8%	10.0%	—	100.0%
Components of net sales change:
Volume — organic	3.1%	3.0%	(1.3)%	(1.8)%	—	1.5%
Price	0.4	0.1	1.6	4.0	—	1.0
Organic local-currency sales	3.5	3.1	0.3	2.2	—	2.5
Acquisitions	0.4	—	—	—	—	0.1
Divestitures	(0.3)	(0.1)	—	(0.1)	—	(0.1)
Translation	—	(4.9)	(16.5)	(14.0)	—	(6.9)
Total sales change	3.6%	(1.9)%	(16.2)%	(11.9)%	—	(4.4)%

Sales in the first six months of 2015 decreased 4.4 percent when compared to the first six months of 2014. Organic local-currency sales grew 2.5 percent, with increases of 3.5 percent in the United States, 3.1 percent in Asia Pacific, 2.2 percent in Latin America/Canada, and 0.3 percent in Europe, Middle East and Africa. Organic local-currency sales growth was 3.3 percent across all developing markets, and was 2.1 percent in developed markets. Currency impacts reduced first six months 2015 worldwide sales growth by 6.9 percent.

Worldwide selling prices rose 1.0 percent in the first six months of 2015. 3M continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2015	2014	Change	2015	2014	Change
Cost of sales	50.2%	51.5%	(1.3)%	50.3%	51.5%	(1.2)%
Selling, general and administrative expenses	20.2	20.2	—	20.4	20.5	(0.1)
Research, development and related expenses	5.7	5.5	0.2	5.9	5.6	0.3
Operating income	23.9%	22.8%	1.1%	23.4%	22.4%	1.0%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2015 to increase by approximately $210 million pre-tax (excluding curtailment gains) when compared to 2014, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2014 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 10, Pension and Postretirement Benefit Plans) for background concerning this increase, as both lower discount rates and new mortality tables were the primary factors that resulted in increased expenses in 2015. The year-on-year increase in defined benefit pension and postretirement expense for the second quarter and first six months was $51 million and $87 million, respectively. The first six months of 2015 includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million.

The Company is investing in an initiative called business transformation. This encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales as a percent of net sales was 50.2 percent in the second quarter of 2015 and 50.3 percent in the first six months of 2015, compared to 51.5 percent in both the second quarter and first six months of 2014. Cost of sales, measured as a percent of sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales year-on-year by 1.0 percent in both the second quarter and first six months, while raw material cost deflation was favorable by approximately 3 percent year-on-year in both the second quarter and first six months. In addition, organic volume leverage decreased cost of sales as a percent of sales. This was partially offset by higher defined benefit pension and postretirement expense (of which a portion impacts cost of sales).

Selling, General and Administrative Expenses:

SG&A decreased 6 percent and 5 percent in the second quarter and first six months of 2015, respectively, when compared to the same periods last year, benefitting from foreign currency translation and strong productivity. These benefits were partially offset by continued investments in business transformation, and higher defined benefit pension and postretirement expense. SG&A, measured as a percent of sales, was 20.2 percent of sales in both the second quarter of 2015 and 2014. SG&A was 20.4 percent of sales in the first six months of 2015, compared to 20.5 percent in the first six months of 2014.

Research, Development and Related Expenses:

R&D, measured as a percent of sales, increased 0.2 percentage points to 5.7 percent in the second quarter, and increased 0.3 percentage points to 5.9 percent in the first six months. R&D decreased 2 percent in the second quarter and was flat for the first six months of 2015, when compared to the same periods last year, benefitting from foreign currency translation. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. R&D was also impacted by higher defined benefit pension and postretirement expense.

Operating Income:

Operating income margins were 23.9 percent in the second quarter of 2015, compared to 22.8 percent in the second quarter of 2014, an improvement of 1.1 percentage points. These results included a 1.5 percentage point benefit from the combination of higher selling prices and lower raw material costs, plus a 0.1 percentage point benefit from profit leverage on organic volume growth. Productivity and other items also added a 0.5 percentage point benefit, as 3M businesses continue to prioritize growth opportunities while prudently managing spending. Foreign exchange impacts, net of hedge gains, had a neutral impact on operating income margins. Items that reduced operating income margins included higher year-on-year defined benefit pension and postretirement expense, which reduced operating income margins by 0.6 percentage points. In addition, strategic investments reduced operating income margins by 0.3 percentage points. Strategic investments included incremental programs around disruptive R&D and business transformation, along with portfolio management actions, which are expected to strengthen 3M for the future. Lastly, first-year acquisitions reduced operating income margins by 0.1 percentage points.

Operating income margins were 23.4 percent in the first six months of 2015 compared to 22.4 percent in the first six months of 2014, an improvement of 1.0 percentage points. These results included a 1.4 percentage point benefit from the combination of higher selling prices and lower raw material costs, plus a 0.1 percentage point benefit from profit leverage on organic volume growth. Productivity and other items also added a 0.3 percentage point benefit, helped by portfolio prioritization. Foreign exchange impacts, net of hedge gains, had a minimal impact on operating income margins. Items that reduced operating income margins included higher year-on-year defined benefit pension and postretirement expense, which reduced operating income margins by 0.6 percentage points, with the 2015 increase largely due to the adoption of new mortality tables along with a lower discount rate. In addition, strategic investments reduced operating income margins by 0.2 percentage points.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Interest expense	$35	$45	$66	$82
Interest income	(7)	(9)	(11)	(18)
Total	$28	$36	$55	$64

Interest expense was lower in the second quarter and first six months of 2015 compared to the same periods last year, primarily due to lower U.S. borrowing costs as debt maturities were replaced with lower cost financing on new debt issuances.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2015	2014	2015	2014
Effective tax rate	28.1%	29.5%	28.8%	28.5%

The effective tax rate for the second quarter of 2015 was 28.1 percent, compared to 29.5 percent in the second quarter of 2014, a decrease of 1.4 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.7 percentage points year-on-year included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, and an increase in the domestic manufacturer’s deduction benefit. This decrease was partially offset by a 2.3 percentage points year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, and other items.

The effective tax rate for the first six months of 2015 was 28.8 percent, compared to 28.5 percent in the first six months of 2014, an increase of 0.3 percentage points. Primary factors that increased the Company’s effective tax rate on a combined basis by 2.5 percentage points for the first six months of 2015 when compared to the same period for 2014 included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, the 2014 restoration of tax basis on certain assets for which depreciation deductions were previously limited, and other items. This increase was partially offset by a 2.2 percentage point year-on-year decrease, which included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, and an increase in the domestic manufacturer’s deduction benefits.

The Company currently expects that its effective tax rate for total year 2015 will be approximately 28.5 to 29.5 percent. This continues to assume that the U.S. research and development credit will be reinstated for 2015. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as geographic mix of income before taxes and foreign currency effects.

Refer to Note 5 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net income attributable to noncontrolling interest	$3	$16	$5	$34

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The second-quarter and first six months year-on-year change in noncontrolling interest amounts was largely related to Sumitomo 3M Limited (Japan), which historically was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 5 in 3M’s 2014 Annual Report on Form 10-K, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest was significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $110 million for the three months ended June 30, 2015 and decreased pre-tax income by approximately $200 million for the six months ended June 30, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $40 million for three months ended June 30, 2015 and increased pre-tax income by approximately $80 million for the six months ended June 30, 2015.

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

Corporate and Unallocated operating income in the second quarter and first six months of 2015 when compared to the same periods last year declined by $25 million and $53 million, respectively, reflecting higher defined benefit pension and postretirement expense. 3M’s defined benefit pension and postretirement expense in the second quarter and first six months of 2015 when compared to the same periods last year increased in total by $51 million and $87 million, respectively, with $44 million and $71 million of this increase, respectively, allocated to Corporate and Unallocated. On a year-to-date basis, the $71 million net year-on-year increase included defined benefit pension and postretirement expense allocations to Corporate and Unallocated of $88 million, which were partially offset by a first-quarter 2015 Japan pension curtailment gain of $17 million.

Operating Business Segments:

Information related to 3M’s business segments for the second quarter of both 2015 and 2014 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (millions)	$2,634	$2,815	$5,292	$5,591
Sales change analysis:
Organic local currency	1.4%	4.7%	2.1%	4.8%
Translation	(7.8)	0.2	(7.4)	(0.8)
Total sales change	(6.4)%	4.9%	(5.3)%	4.0%

Operating income (millions)	$609	$617	$1,207	$1,235
Percent change	(1.2)%	2.4%	(2.2)%	4.5%
Percent of sales	23.1%	21.9%	22.8%	22.1%

The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M purification (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles.

Second quarter of 2015:

Sales in Industrial totaled $2.6 billion, down 6.4 percent in U.S. dollars. Organic local-currency sales increased 1.4 percent, and foreign currency translation reduced sales by 7.8 percent. On an organic local-currency basis, sales growth was led by 3M purification, and aerospace and commercial transportation. 3M also delivered positive organic local-currency sales growth in automotive OEM, and automotive aftermarket, while industrial adhesives and tapes was flat.

Geographically, organic local-currency sales increased 3 percent in both the United States and Latin America/Canada, were flat in Asia Pacific, and declined 1 percent in EMEA.

Operating income was $609 million in the second quarter of 2015, a decrease of 1.2 percent. Operating income margins increased by 1.2 percentage points to 23.1 percent, helped by the combination of lower raw material costs and selective selling price increases.

First six months of 2015:

Sales in Industrial totaled $5.3 billion, down 5.3 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent, and foreign currency translation reduced sales by 7.4 percent. On an organic local-currency basis, sales growth was led by aerospace and commercial transportation, 3M purification, and automotive OEM.

Geographically, organic local-currency sales increased 4 percent in both Latin America/Canada and the United States, and increased 1 percent in Asia Pacific, while EMEA was flat.

Operating income was $1.2 billion in the first six months of 2015, a decrease of 2.2 percent. Operating income margins increased by 0.7 percentage points to 22.8 percent, helped by the combination of lower raw material costs and selective selling price increases.

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

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (millions)	$1,432	$1,494	$2,804	$2,917
Sales change analysis:
Organic local currency	4.9%	4.7%	4.4%	4.7%
Translation	(9.0)	(0.6)	(8.3)	(1.7)
Total sales change	(4.1)%	4.1%	(3.9)%	3.0%

Operating income (millions)	$364	$353	$699	$671
Percent change	3.1%	7.4%	4.1%	1.6%
Percent of sales	25.4%	23.6%	24.9%	23.0%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

Second quarter of 2015:

Sales in Safety and Graphics totaled $1.4 billion, down 4.1 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 9.0 percent.

On an organic local-currency basis, sales grew in all businesses, led by roofing granules, commercial solutions, and personal safety. Personal safety is a strategic priority for 3M for several reasons, including its strong product portfolio, fast-growing end markets, and increasing regulatory standards across developed and developing markets. The acquisition of Capital Safety (discussed below) will strengthen 3M’s global personal safety business.

Organic local-currency sales increased 9 percent in Asia Pacific, 6 percent in the United States, and 4 percent in EMEA, while Latin America/Canada declined 2 percent.

Operating income in the second quarter of 2015 totaled $364 million, up 3.1 percent. Operating income margins were 25.4 percent of sales, compared to 23.6 percent in the second quarter of 2014. Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity, and portfolio management actions.

In June 2015, 3M announced that it had entered into a definitive agreement to acquire Capital Safety, a leading global provider of fall protection equipment. Capital Safety net sales, adjusted to include recent acquisitions on a full-year basis, were approximately $430 million for its fiscal year ended March 31, 2015. Refer to Note 2 in the Consolidated Financial Statements for additional information.

First six months of 2015:

Sales in Safety and Graphics totaled $2.8 billion, down 3.9 percent in U.S. dollars. Organic local-currency sales increased 4.4 percent, and foreign currency translation reduced sales by 8.3 percent.

On an organic local-currency basis, sales grew in all businesses, led by personal safety, and commercial solutions.

Organic local-currency sales increased 9 percent in Asia Pacific, 5 percent in the United States, 3 percent in EMEA, and 1 percent in Latin America/Canada.

Operating income in the first six months of 2015 totaled $699 million, up 4.1 percent. Operating income margins were 24.9 percent of sales, compared to 23.0 percent in the first six months of 2014. Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity, and portfolio management actions.

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (millions)	$1,310	$1,422	$2,632	$2,733
Sales change analysis:
Organic local currency	(3.0)%	6.4%	1.3%	5.3%
Divestitures	(0.7)	—	(0.8)	—
Translation	(4.2)	(0.2)	(4.2)	(0.8)
Total sales change	(7.9)%	6.2%	(3.7)%	4.5%

Operating income (millions)	$277	$293	$560	$520
Percent change	(5.2)%	23.4%	7.7%	20.1%
Percent of sales	21.2%	20.6%	21.3%	19.0%

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

Second quarter of 2015:

Electronics and Energy sales totaled $1.3 billion, down 7.9 percent in U.S. dollars. Organic local-currency sales declined 3.0 percent, and foreign currency translation reduced sales by 4.2 percent. Divestitures reduced sales by 0.7 percent, as 3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Organic local-currency sales decreased approximately 2 percent in 3M’s electronics-related businesses, with growth in electronics materials solutions more than offset by a decline in display materials and systems, as 3M experienced softer conditions in the electronics markets in the second quarter. In 3M’s energy-related businesses, organic local-currency sales decreased approximately 3 percent, consistent with the first quarter pattern, as electrical markets, telecommunications and renewable energy all declined year-on-year.

On a geographic basis, organic local-currency sales increased 1 percent in the United States. Organic local-currency sales declined 1 percent in EMEA, 4 percent in Asia Pacific, and 7 percent in Latin America/Canada.

Operating income decreased 5.2 percent to $277 million in the second quarter of 2015. Operating income margins were 21.2 percent, compared to 20.6 percent in the second quarter of 2014. Portfolio management actions continue to yield benefits for 3M customers and improve productivity, which is leading to strong operating margin performance.

First six months of 2015:

Electronics and Energy sales totaled $2.6 billion, down 3.7 percent in U.S. dollars. Organic local-currency sales increased 1.3 percent, and foreign currency translation reduced sales by 4.2 percent. Divestitures reduced sales by 0.8 percent, as 3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Organic local-currency sales increased approximately 4 percent in 3M’s electronics-related businesses, led by strong growth in electronics materials solutions. In 3M’s energy-related businesses, organic local-currency sales decreased approximately 3 percent. The electronics markets business was flat, while telecommunications and renewable energy both declined year-on-year.

On a geographic basis, organic local-currency sales increased 2 percent in both the United States and EMEA, increased 1 percent in Asia Pacific, and declined 2 percent in Latin America/Canada.

Operating income increased 7.7 percent to $560 million in the first six months of 2015. Operating income margins were 21.3 percent, compared to 19.0 percent in the first six months of 2014, helped by portfolio management actions that are contributing to higher productivity and margins.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (millions)	$1,364	$1,416	$2,693	$2,790
Sales change analysis:
Organic local currency	3.4%	5.1%	3.2%	5.7%
Acquisitions	0.7	0.4	0.7	0.2
Translation	(7.8)	0.4	(7.4)	(0.5)
Total sales change	(3.7)%	5.9%	(3.5)%	5.4%

Operating income (millions)	$440	$434	$848	$861
Percent change	1.3%	4.1%	(1.5)%	4.9%
Percent of sales	32.3%	30.7%	31.5%	30.9%

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

Second quarter of 2015:

Health Care sales totaled $1.4 billion, a decrease of 3.7 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, acquisitions added 0.7 percentage points, and foreign currency translation reduced sales by 7.8 percent.

Organic local-currency sales growth was broad-based across much of the Health Care portfolio, including food safety, health information systems, oral care, critical and chronic care, and infection prevention. Organic local-currency sales declined in drug delivery systems.

Acquisition growth related to the March 2015 acquisition of Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

On a geographic basis, organic local-currency sales increased 9 percent in Asia Pacific, with strong contributions from both Japan and China/Hong Kong. Organic local-currency sales increased 5 percent in Latin America/Canada, and 4 percent in the United States, while EMEA was flat.

Operating income increased 1.3 percent to $440 million. Operating income margins were 32.3 percent in the second quarter of 2015, compared to 30.7 percent in the second quarter of 2014. Primary drivers of operating income margin expansion include strong productivity and selling price/raw material benefits. Second-quarter 2015 operating income margins were negatively impacted by 0.3 percentage points due to margin dilution related to the Ivera Medical Corp. acquisition.

First six months of 2015:

Health Care sales totaled $2.7 billion, a decrease of 3.5 percent in U.S. dollars. Organic local-currency sales increased 3.2 percent, acquisitions added 0.7 percentage points, and foreign currency translation reduced sales by 7.4 percent.

Organic local-currency sales growth was led by food safety, health information systems, critical and chronic care, and oral care. Organic local-currency sales declined in drug delivery systems.

Acquisition growth related to the following two acquisitions. In March 2015, 3M acquired Ivera Medical Corp., as discussed above in second quarter results. In April 2014, 3M completed its purchase of Treo Solutions LLC, a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased 8 percent in Asia Pacific, 5 percent in Latin America/Canada, and 4 percent in the United States, while EMEA was flat.

Health Care organic local-currency sales grew 8 percent in developing markets, continuing a trend of strong growth. This has been a high priority investment area for 3M, as health care markets gain importance in developing countries.

Operating income decreased 1.5 percent to $848 million. Operating income margins were 31.5 percent in the first six months of 2015, compared to 30.9 percent in the first six months of 2014, benefitting from strong productivity and selling price/raw material benefits. First six month 2015 operating income margins were negatively impacted by 0.3 percentage points due to margin dilution related to the Ivera Medical Corp. and Treo Solutions LLC acquisitions.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales (millions)	$1,111	$1,139	$2,159	$2,218
Sales change analysis:
Organic local currency	3.4%	4.2%	2.8%	3.4%
Divestitures	—	(0.2)	—	(0.2)
Translation	(5.9)	(0.3)	(5.5)	(1.4)
Total sales change	(2.5)%	3.7%	(2.7)%	1.8%

Operating income (millions)	$259	$241	$499	$469
Percent change	7.4%	2.3%	6.3%	(0.6)%
Percent of sales	23.3%	21.1%	23.1%	21.1%

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

Second quarter of 2015:

Sales in Consumer totaled $1.1 billion, down 2.5 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, and foreign currency translation reduced sales by 5.9 percent. All businesses grew on an organic local-currency basis, with sales growth led by construction and home improvement. Stationery and office supplies, home care, and consumer health also delivered positive organic growth in the quarter.

On a geographic basis, organic local-currency sales increased 6 percent in the United States, and 3 percent in Asia Pacific. Organic local-currency sales were flat in Latin America/Canada, and declined 1 percent in EMEA.

Consumer operating income was $259 million, up 7.4 percent from the second quarter last year. Operating income margins were 23.3 percent, compared to 21.1 percent in the same period last year. Operating income margins improved due to lower raw material costs, portfolio prioritization, strong productivity, and timing of promotional programs.

First six months of 2015:

Sales in Consumer totaled $2.2 billion, down 2.7 percent in U.S. dollars. Organic local-currency sales increased 2.8 percent, and foreign currency translation reduced sales by 5.5 percent. All businesses grew on an organic local-currency basis, with sales growth led by construction and home improvement, and home care.

On a geographic basis, organic local-currency sales increased 5 percent in the United States, and 2 percent in Asia Pacific. Organic local-currency sales in both EMEA and Latin America/Canada were flat year-on-year.

Consumer operating income was $499 million, up 6.3 percent from the first six months last year. Operating income margins were 23.1 percent, compared to 21.1 percent in the same period last year, helped by lower raw material costs, portfolio prioritization, and strong productivity.

FINANCIAL CONDITION AND LIQUIDITY

3M continues to manage towards a better-optimized capital structure by adding balance sheet leverage, which is being used for two purposes: first, to invest in 3M’s businesses, and second, to increase cash returns to shareholders. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enable 3M to implement this strategy. Organic growth remains a high priority, thus 3M will continue to invest in research and development, capital expenditures, and commercialization capability. In addition, sources of cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 7 in 3M’s 2014 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance.

As discussed in Note 2, 3M announced in February 2015 that it entered into a definitive agreement with Polypore International Inc. to acquire Polypore’s Separations Media business for a total purchase price of approximately $1.0 billion, subject to certain conditions. As also discussed in Note 2, in June 2015, 3M announced that it had entered into a definitive agreement to acquire Capital Safety for a total enterprise value of $2.5 billion including the assumption of approximately $0.7 billion of debt, net of cash acquired. These transactions are expected to close in the third quarter of 2015, subject to customary closing conditions and regulatory approvals. 3M has access to sufficient sources of liquidity to fund these acquisitions, including marketable securities, nearly all of which were classified as current as of June 30, 2015.

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of June 30, 2015, and December 31, 2014.

	June 30,	December 31,
(Millions)	2015	2014

Total Debt	$8,517	$6,837
Less: Cash and cash equivalents and marketable securities	3,498	3,351
Net Debt	$5,019	$3,486

In the first six months of 2015, net debt increased by $1.5 billion to a net debt balance of $5.0 billion. The first six months 2015 net debt increase was driven by the May 2015 debt issuances (discussed in Note 7 and below), partially offset by a decrease in debt balances due to foreign currency impacts on foreign denominated debt. Specific actions related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, cash equivalents and marketable securities:

At June 30, 2015, 3M had $3.5 billion of cash, cash equivalents and marketable securities, of which approximately $2.6 billion was held by the Company’s foreign subsidiaries and approximately $870 million was held by the United States. Of the $2.6 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $1.2 billion, or 47 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate debt securities and other high-quality fixed income securities. At December 31, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.3 billion and less than $100 million, respectively.

Total debt:

The Company’s total debt was $1.7 billion higher at June 30, 2015 when compared to December 31, 2014, with the increase due to May 2015 debt issuances, partially offset by foreign currency impacts on foreign denominated debt. The May 2015 debt issuances had an aggregated principal amount of 1.750 billion Euros, or approximately $1.9 billion at issuance date exchange rates (discussed in Note 7 to the Consolidated Financial Statements). The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, 3M has chosen to stagger its maturity profile to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

Effective May 16, 2014, the Company updated its “well-known seasoned issuer” shelf registration statement, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. As of June 30, 2015, the total amount of debt issued as part of the medium-term note program (Series F), inclusive of debt issued in 2011 and 2012, plus the 2014 and  2015 Series F debt referenced below, is approximately $6.67 billion (utilizing the foreign exchange rate applicable at the time of issuance for the Euro denominated debt).

Significant long-term debt activity in 2015 is summarized below:

•                  In May 2015, 3M issued 650 million Euros aggregate principal amount of five-year floating rate medium term notes due 2020 with an interest rate based on a floating three-month EURIBOR index, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023 with a coupon rate of 0.95%, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030 with a coupon rate of 1.75%. These debt issuances were from the medium-term notes program (Series F).

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

In August 2014, 3M amended and extended the existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at June 30, 2015. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2015, this ratio was approximately 68 to 1. Debt covenants do not restrict the payment of dividends.

In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, with the remaining balance of 30 million British Pounds repaid in December 2014. Apart from the committed facilities, $217 million in stand-alone letters of credit and $21 million in bank guarantees were also issued and outstanding at June 30, 2015. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of investment opportunities going forward. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $8.336 billion at June 30, 2015, compared with $5.767 billion at December 31, 2014, an increase of $2.569 billion. Current asset balance changes increased working capital by $1.666 billion, driven by increases in cash and cash equivalents, accounts receivable, and inventory, which are partially offset by decreases in current marketable securities. Current liability balance changes increased working capital by $903 million, largely due to decreases in other current liabilities and accrued payroll. The other current liability decrease largely related to the dividend that was declared in December 2014, but not paid until March 2015 (discussed in Note 4.) The reduction in accrued payroll was driven by annual incentive plan payments.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as current quarter net sales multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.6 at June 30, 2015 compared to 5.0 at December 31, 2014. Receivables increased $340 million, or 8.0 percent, compared with December 31, 2014, with higher June 2015 sales compared to December 2014 sales contributing to this increase. Currency translation impacts decreased accounts receivable by $113 million. Inventories increased $141 million compared with December 31, 2014. The inventory increase was attributable to an increase in inventory on hand due to anticipated demand, partially offset by currency translation, which decreased inventories by $125 million. Accounts payable decreased $93 million when compared with December 31, 2014, with $38 million of the decrease related to currency translation and the balance primarily related to changes in business activity.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2015	2014

Net income including noncontrolling interest	$2,504	$2,508
Depreciation and amortization	683	708
Company pension contributions	(183)	(74)
Company postretirement contributions	(2)	(3)
Company pension expense	213	155
Company postretirement expense	70	41
Stock-based compensation expense	187	174
Income taxes (deferred and accrued income taxes)	(126)	(20)
Excess tax benefits from stock-based compensation	(129)	(97)
Accounts receivable	(446)	(484)
Inventories	(269)	(242)
Accounts payable	(34)	57
Other — net	(50)	9
Net cash provided by operating activities	$2,418	$2,732

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2015, cash flows provided by operating activities decreased $314 million compared to the same period last year, with this decline driven by higher cash taxes and higher pension contributions. The combination of accounts receivable, inventories and accounts payable increased working capital by $749 million in the first six months of 2015, compared to increases of $669 million in the first six months of 2014, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, the Company believes free cash flow and free cash flow conversion are useful measures of performance. 3M uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow for the three months ended June 30, 2015 and 2014.

	Six months ended
	June 30,
(Millions)	2015	2014

Net cash provided by operating activities	$2,418	$2,732
Purchases of property, plant and equipment (PP&E)	(661)	(634)
Free Cash Flow	$1,757	$2,098

Free Cash Flow Conversion	70%	85%

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2015	2014

Purchases of property, plant and equipment (PP&E)	$(661)	$(634)
Proceeds from sale of PP&E and other assets	14	38
Acquisitions, net of cash acquired	(153)	(94)
Purchases and proceeds from sale or maturities of marketable securities and investments, net	928	133
Proceeds from sale of businesses	19	—
Other investing	19	(22)
Net cash provided by (used in) investing activities	$166	$(579)

Capital spending was $661 million in the first six months of 2015, compared to $634 million in the first six months of 2014. The Company expects 2015 capital spending to be approximately $1.4 billion to $1.6 billion.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first six months of 2015 relate to the divestiture of the static control business within the Electronics and Energy business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to corporate debt securities, asset-backed securities, agency securities, and other securities, which are classified as available-for-sale. 3M has assess to sufficient sources of liquidity, including marketable securities, to fund the announced acquisitions disclosed in Note 2. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2015	2014

Change in short-term debt — net	$(39)	$62
Repayment of debt (maturities greater than 90 days)	(10)	(119)
Proceeds from debt (maturities greater than 90 days)	1,925	1,078
Total cash change in debt	$1,876	$1,021
Purchases of treasury stock	(2,581)	(3,134)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	450	585
Dividends paid to stockholders	(1,298)	(1,122)
Excess tax benefits from stock-based compensation	129	97
Other — net	(50)	(31)
Net cash used in financing activities	$(1,474)	$(2,584)

Total debt at June 30, 2015 was $8.5 billion, up from $6.8 billion at year-end 2014, with the increase primarily due to May 2015 debt issuances, partially offset by foreign currency impacts on foreign denominated debt. Total debt was 39 percent of total capital (total capital is defined as debt plus equity) at June 30, 2015, compared to 34 percent of total capital at year-end 2014.

Changes in short-term debt and repayment of debt tor the six months ended June 30, 2015 were minimal. Proceeds from debt for the six months ended June 30, 2015 primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate total approximately $1.9 billion at issue date exchange rates (refer to Note 7 for more detail).

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

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2015, the Company purchased $2.581 billion of stock, compared to $3.134 billion in the first six months of 2014. The Company expects full-year 2015 gross share repurchases will be in the range of $4.0 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.298 billion in the first six months of 2015, compared to $1.122 billion in the first six months of 2014. 3M has paid dividends each year since 1916. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This is equivalent to an annual dividend of $4.10 per share and marked the 57th consecutive year of dividend increases for 3M.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2014 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2015. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1-31, 2015	1,628,420	$161.61	1,628,420	$6,440
February 1-28, 2015	1,451,986	$166.64	1,449,538	$6,198
March 1-31, 2015	2,001,351	$164.58	2,000,848	$5,869
Total January 1-March 31, 2015	5,081,757	$164.22	5,078,806	$5,869
April 1-30, 2015	2,937,143	$160.60	2,934,726	$5,398
May 1-31, 2015	3,966,294	$160.30	3,966,100	$4,762
June 1-30, 2015	4,294,763	$157.50	4,294,763	$4,085
Total April 1-June 30, 2015	11,198,200	$159.30	11,195,589	$4,085
Total January 1-June 30, 2015	16,279,957	$160.84	16,274,395	$4,085

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed with the SEC on July 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2015 and 2014 (iii) the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 30, 2015

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)