Form 10-Q
period 2015-09-30
3M CO
filed 2015-10-29
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common Stock, $0.01 par value per share	615,712,937 shares

This document (excluding exhibits) contains 80 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 77.

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2015

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2015	2014	2015	2014
Net sales	$7,712	$8,137	$22,976	$24,102
Operating expenses
Cost of sales	3,877	4,205	11,556	12,420
Selling, general and administrative expenses	1,530	1,597	4,644	4,875
Research, development and related expenses	429	434	1,330	1,334
Total operating expenses	5,836	6,236	17,530	18,629
Operating income	1,876	1,901	5,446	5,473

Interest expense and income
Interest expense	38	28	104	110
Interest income	(7)	(7)	(18)	(25)
Total interest expense — net	31	21	86	85

Income before income taxes	1,845	1,880	5,360	5,388
Provision for income taxes	547	569	1,558	1,569
Net income including noncontrolling interest	$1,298	$1,311	$3,802	$3,819

Less: Net income attributable to noncontrolling interest	2	8	7	42

Net income attributable to 3M	$1,296	$1,303	$3,795	$3,777

Weighted average 3M common shares outstanding — basic	620.6	645.3	629.4	652.9
Earnings per share attributable to 3M common shareholders — basic	$2.09	$2.02	$6.03	$5.78

Weighted average 3M common shares outstanding — diluted	631.2	657.9	641.2	665.7
Earnings per share attributable to 3M common shareholders — diluted	$2.05	$1.98	$5.92	$5.67

Cash dividends paid per 3M common share	$1.025	$0.855	$3.075	$2.565

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net income including noncontrolling interest	$1,298	$1,311	$3,802	$3,819
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(472)	(603)	(642)	(456)
Defined benefit pension and postretirement plans adjustment	236	59	423	180
Debt and equity securities, unrealized gain (loss)	—	(1)	—	1
Cash flow hedging instruments, unrealized gain (loss)	1	68	39	61
Total other comprehensive income (loss), net of tax	(235)	(477)	(180)	(214)
Comprehensive income (loss) including noncontrolling interest	1,063	834	3,622	3,605
Comprehensive (income) loss attributable to noncontrolling interest	(1)	2	(5)	(48)
Comprehensive income (loss) attributable to 3M	$1,062	$836	$3,617	$3,557

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,605	$1,897
Marketable securities — current	153	626
Accounts receivable — net	4,610	4,238
Inventories
Finished goods	1,745	1,723
Work in process	1,061	1,081
Raw materials and supplies	903	902
Total inventories	3,709	3,706
Other current assets	1,531	1,298
Total current assets	11,608	11,765
Marketable securities — non-current	13	828
Investments	112	102
Property, plant and equipment	22,940	22,841
Less: Accumulated depreciation	(14,470)	(14,352)
Property, plant and equipment — net	8,470	8,489
Goodwill	9,354	7,050
Intangible assets — net	2,632	1,435
Prepaid pension benefits	60	46
Other assets	1,009	1,554
Total assets	$33,258	$31,269
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,279	$106
Accounts payable	1,600	1,807
Accrued payroll	684	732
Accrued income taxes	105	435
Other current liabilities	2,364	2,918
Total current liabilities	7,032	5,998

Long-term debt	8,974	6,731
Pension and postretirement benefits	3,462	3,843
Other liabilities	1,566	1,555
Total liabilities	$21,034	$18,127
Commitments and contingencies (Note 11)
Equity
3M Company shareholders’ equity:
Common stock, par value $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,731	4,379
Retained earnings	36,235	34,317
Treasury stock, at cost: 328,320,119 shares at September 30, 2015: 308,898,462 shares at December 31, 2014	(22,322)	(19,307)
Accumulated other comprehensive income (loss)	(6,467)	(6,289)
Total 3M Company shareholders’ equity	12,186	13,109
Noncontrolling interest	38	33
Total equity	$12,224	$13,142
Total liabilities and equity	$33,258	$31,269

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2015	2014
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,802	$3,819
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,038	1,058
Company pension and postretirement contributions	(216)	(112)
Company pension and postretirement expense	418	293
Stock-based compensation expense	233	221
Deferred income taxes	393	(61)
Excess tax benefits from stock-based compensation	(137)	(121)
Changes in assets and liabilities
Accounts receivable	(478)	(587)
Inventories	(139)	(232)
Accounts payable	(112)	55
Accrued income taxes (current and long-term)	(588)	36
Other — net	(132)	74
Net cash provided by operating activities	4,082	4,443

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,015)	(1,003)
Proceeds from sale of PP&E and other assets	17	116
Acquisitions, net of cash acquired	(2,910)	(94)
Purchases of marketable securities and investments	(486)	(1,028)
Proceeds from maturities and sale of marketable securities and investments	1,742	1,411
Proceeds from sale of businesses	19	—
Other investing	22	20
Net cash used in investing activities	(2,611)	(578)

Cash Flows from Financing Activities
Change in short-term debt — net	1,160	1,935
Repayment of debt (maturities greater than 90 days)	(793)	(1,551)
Proceeds from debt (maturities greater than 90 days)	3,420	1,064
Purchases of treasury stock	(4,104)	(4,373)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	518	739
Dividends paid to shareholders	(1,933)	(1,672)
Excess tax benefits from stock-based compensation	137	121
Purchase of noncontrolling interest	—	(699)
Other — net	(99)	(37)
Net cash used in financing activities	(1,694)	(4,473)

Effect of exchange rate changes on cash and cash equivalents	(69)	(44)

Net increase (decrease) in cash and cash equivalents	(292)	(652)
Cash and cash equivalents at beginning of year	1,897	2,581
Cash and cash equivalents at end of period	$1,605	$1,929

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of September 30, 2015, the Company had a balance of net monetary assets denominated in VEF of less than 500 million VEF and the CENCOEX, SICAD (formerly SICAD1), and SIMADI exchange rates were approximately 6 VEF, 13 VEF, and 200 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of September 30, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of September 30, 2015, the balance of intercompany receivables due from this subsidiary is less than $25 million and its equity balance is not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (5.5 million average options for the three months ended September 30, 2015; 4.8 million average options for the nine months ended September 30, 2015; insignificant for the three months ended September 30, 2014; and 1.8 million average options for the nine months ended September 30, 2014). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2015	2014	2015	2014
Numerator:
Net income attributable to 3M	$1,296	$1,303	$3,795	$3,777

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	620.6	645.3	629.4	652.9

Dilution associated with the Company’s stock-based compensation plans	10.6	12.6	11.8	12.8

Denominator for weighted average 3M common shares outstanding — diluted	631.2	657.9	641.2	665.7

Earnings per share attributable to 3M common shareholders — basic	$2.09	$2.02	$6.03	$5.78
Earnings per share attributable to 3M common shareholders — diluted	$2.05	$1.98	$5.92	$5.67

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. This standard has the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibited an entity from reporting a discontinued operation if it had certain continuing cash flows or involvement with the component after disposal were eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. For 3M, this ASU was effective prospectively beginning January 1, 2015. This ASU was applied to the 2015 divestiture information discussed in Note 2 and had no material impact on consolidated results of operations and financial condition.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended ASU No. 2014-09 as to effective date. The ASU, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU, as amended, is effective January 1, 2018. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For 3M, ASU No. 2015-03 is effective January 1, 2016, with early adoption permitted. Retrospective application to prior periods is required. As this standard impacts only the classification of certain amounts within the consolidated balance sheet, 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the impact of this ASU, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified—eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The ASU is applied prospectively to measurement-period adjustments that occur after the effective date. For 3M, this standard is required prospectively beginning January 1, 2016, with early adoption permitted. The Company expects to adopt this standard to measurement-period adjustments beginning October 1, 2015.

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

During the nine months ended September 30, 2015, the purchase price paid for business combinations (net of cash acquired) was $2.9 billion (discussed below). The allocation of substantially all the purchase consideration related to the August 2015 Capital Safety and Polypore Separations Media acquisitions is considered preliminary. 3M expects to finalize the allocation of purchase price within the one year measurement-period following these acquisitions.

	2015 Acquisition Activity
(Millions)		Polypore
Asset (Liability)	Capital Safety	Separations Media	Other	Total
Accounts receivable	$66	$30	$7	$103
Inventory	64	35	4	103
Other current assets	10	1	4	15
Property, plant, and equipment	35	132	7	174
Purchased finite-lived intangible assets	1,009	329	51	1,389
Purchased goodwill	1,782	628	95	2,505
Accounts payable and other liabilities, net of other assets	(77)	(118)	(5)	(200)
Interest bearing debt	(767)	—	—	(767)
Deferred tax asset/(liability)	(402)	—	(10)	(412)

Net assets acquired	$1,720	$1,037	$153	$2,910

Supplemental information:
Cash paid	$1,754	$1,037	$154	$2,945
Less: Cash acquired	34	—	1	35
Cash paid, net of cash acquired	$1,720	$1,037	$153	$2,910

Purchased identifiable finite-lived intangible assets related acquisitions which closed in the nine months ended September 30, 2015 totaled $1.4 billion. The associated finite-lived intangible assets acquired will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 17 years (lives ranging from two to 23 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material. Pro forma information related to acquisitions was not included because the impact on the Company’s consolidated results of operations was not considered to be material.

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

In August 2015, 3M (Safety and Graphics Business) acquired all of the outstanding shares of Capital Safety Group S.A.R.L., with operating headquarters in Bloomington, Minnesota, from KKR & Co. L.P. for $1.7 billion, net of cash acquired. The net assets acquired included the assumption of $0.8 billion of debt. Capital Safety is a leading global provider of fall protection equipment.

In August 2015, 3M (Industrial Business) acquired the assets and liabilities associated with Polypore International, Inc.’s Separations Media business, headquartered in Wuppertal, Germany, for $1.0 billion. Polypore’s Separations Media business is a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments.

Divestitures:

3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In January 2015, 3M (Electronics and Energy Business) completed the sale of its global static control business to Desco Industries Inc., based in Chino, California. 2014 sales of this business were $46 million. This transaction was not considered material.

In October 2015, 3M (Safety and Graphics Business) announced that it completed the sale of assets of its North American library systems business to One Equity Partners Capital Advisors L.P. (OEP) and that it entered into agreements for OEP to purchase the assets of its remaining global library systems business. In October 2015, 3M (Safety and Graphics Business) also announced that it received a binding offer from Hills Numberplates Limited to purchase Faab Fabricauto, a wholly-owned subsidiary of 3M. The library systems business, part of the Traffic Safety and Security Division, delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform. Faab Fabricauto, also part of the Traffic Safety and Security Division, is a leading French manufacturer of license plates and signage solutions. The aggregate selling price relative to the global library systems and Faab Fabricauto divestiture transactions is approximately $120 million, subject to working capital at close. The remaining transactions are expected to close in the fourth quarter of 2015. The Company expects a net pre-tax gain of approximately $45 million (approximately $10 million after tax) as a result of the sale and any adjustment of carrying value related to these divestitures. The aggregate operating income of these businesses included in the Company’s operating results for the periods presented and the amounts of major assets and liabilities of associated disposal groups classified as held-for-sale as of September 30, 2015 were not material.

Refer to Note 2 in 3M’s 2014 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $2.5 billion during the first nine months of 2015, $628 million of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2014 and September 30, 2015, follow:

Goodwill

	December 31, 2014	Acquisition	Translation	September 30, 2015
(Millions)	Balance	activity	and other	Balance
Industrial	$2,037	$629	$(84)	$2,582
Safety and Graphics	1,650	1,782	(41)	3,391
Electronics and Energy	1,559	—	(26)	1,533
Health Care	1,589	94	(44)	1,639
Consumer	215	—	(6)	209
Total Company	$7,050	$2,505	$(201)	$9,354

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

Effective in the third quarter of 2015, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions (both within the Health Care business segment). During the third quarter of

2015, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

For the nine months ended September 30, 2015, intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount. Balances are also impacted by changes in foreign currency exchange rates. The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2015, and December 31, 2014, follow:

	September 30,	December 31,
(Millions)	2015	2014
Customer related intangible assets	$2,063	$1,348
Patents	620	581
Other technology-based intangible assets	527	407
Definite-lived tradenames	834	401
Other amortizable intangible assets	230	221
Total gross carrying amount	$4,274	$2,958

Accumulated amortization — customer related	(659)	(597)
Accumulated amortization — patents	(477)	(472)
Accumulated amortization — other technology based	(239)	(215)
Accumulated amortization — definite-lived tradenames	(214)	(195)
Accumulated amortization — other	(169)	(167)
Total accumulated amortization	$(1,758)	$(1,646)

Total finite-lived intangible assets — net	$2,516	$1,312

Non-amortizable intangible assets (primarily tradenames)	116	123
Total intangible assets — net	$2,632	$1,435

Amortization expense for acquired intangible assets for the three-month and nine-month periods ended September 30, 2015 and 2014 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Amortization expense	$66	$56	$169	$170

The table below shows expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2015:

	Remainder
	of						After
(Millions)	2015	2016	2017	2018	2019	2020	2020
Amortization expense	$71	$273	$247	$226	$213	$203	$1,283

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

Net income	1,298		1,296			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(472)				(471)	(1)
Defined benefit pension and post-retirement plans adjustment	236				236	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	1				1	—
Total other comprehensive income (loss), net of tax	(235)
Dividends declared	(635)		(635)
Stock-based compensation, net of tax impacts	46	46
Reacquired stock	(1,449)			(1,449)
Issuances pursuant to stock option and benefit plans	69		(41)	110
Balance at September 30, 2015	$12,224	$4,740	$36,235	$(22,322)	$(6,467)	$38

Nine months ended September 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	3,802		3,795			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(642)				(640)	(2)
Defined benefit pension and post-retirement plans adjustment	423				423	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	39				39	—
Total other comprehensive income (loss), net of tax	(180)
Dividends declared	(1,284)		(1,284)
Stock-based compensation, net of tax impacts	352	352
Reacquired stock	(4,132)			(4,132)
Issuances pursuant to stock option and benefit plans	524		(593)	1,117
Balance at September 30, 2015	$12,224	$4,740	$36,235	$(22,322)	$(6,467)	$38

Three months ended September 30, 2014

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2014	$17,846	$4,650	$33,836	$(17,466)	$(3,666)	$492

Net income	1,311		1,303			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(603)				(593)	(10)
Defined benefit pension and post-retirement plans adjustment	59				59	—
Debt and equity securities - unrealized gain (loss)	(1)				(1)	—
Cash flow hedging instruments - unrealized gain (loss)	68				68	—
Total other comprehensive income (loss), net of tax	(477)
Dividends declared	(550)		(550)
Purchase of subsidiary shares	(865)	(433)			25	(457)
Stock-based compensation, net of tax impacts	69	69
Reacquired stock	(1,283)			(1,283)
Issuances pursuant to stock option and benefit plans	155		(105)	260
Balance at September 30, 2014	$16,206	$4,286	$34,484	$(18,489)	$(4,108)	$33

Nine months ended September 30, 2014

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	3,819		3,777			42
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(456)				(462)	6
Defined benefit pension and post-retirement plans adjustment	180				180	—
Debt and equity securities - unrealized gain (loss)	1				1	—
Cash flow hedging instruments - unrealized gain (loss)	61				61	—
Total other comprehensive income (loss), net of tax	(214)
Dividends declared	(1,105)		(1,105)
Purchase of subsidiary shares	(870)	(434)			25	(461)
Stock-based compensation, net of tax impacts	336	336
Reacquired stock	(4,438)			(4,438)
Issuances pursuant to stock option and benefit plans	730		(604)	1,334
Balance at September 30, 2014	$16,206	$4,286	$34,484	$(18,489)	$(4,108)	$33

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

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at June 30, 2015, net of tax:	$(1,264)	$(5,106)	$—	$137	$(6,233)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(477)	233	—	57	(187)
Amounts reclassified out	—	134	—	(55)	79
Total other comprehensive income (loss), before tax	(477)	367	—	2	(108)
Tax effect	6	(131)	—	(1)	(126)
Total other comprehensive income (loss), net of tax	(471)	236	—	1	(234)
Balance at September 30, 2015, net of tax:	$(1,735)	$(4,870)	$—	$138	$(6,467)

Nine months ended September 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(533)	257	—	177	(99)
Amounts reclassified out	—	399	—	(116)	283
Total other comprehensive income (loss), before tax	(533)	656	—	61	184
Tax effect	(107)	(233)	—	(22)	(362)
Total other comprehensive income (loss), net of tax	(640)	423	—	39	(178)
Balance at September 30, 2015, net of tax:	$(1,735)	$(4,870)	$—	$138	$(6,467)

Three months ended September 30, 2014

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at June 30, 2014, net of tax:	$(57)	$(3,594)	$—	$(15)	$(3,666)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(537)	—	(1)	98	(440)
Amounts reclassified out	—	89	—	9	98
Total other comprehensive income (loss), before tax	(537)	89	(1)	107	(342)
Tax effect	(56)	(30)	—	(39)	(125)
Total other comprehensive income (loss), net of tax	(593)	59	(1)	68	(467)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at September 30, 2014, net of tax:	$(609)	$(3,551)	$(1)	$53	$(4,108)

Nine months ended September 30, 2014

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2013, net of tax:	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(403)	—	2	86	(315)
Amounts reclassified out	—	272	—	8	280
Total other comprehensive income (loss), before tax	(403)	272	2	94	(35)
Tax effect	(59)	(92)	(1)	(33)	(185)
Total other comprehensive income (loss), net of tax	(462)	180	1	61	(220)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at September 30, 2014, net of tax	$(609)	$(3,551)	$(1)	$53	$(4,108)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
(Millions)	Accumulated Other Comprehensive Income
Details about Accumulated Other	Three months ended September 30,		Nine months ended September 30,		Location on Income
Comprehensive Income Components	2015	2014	2015	2014	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$1	$1	$1	See Note 8
Prior service benefit	19	15	54	45	See Note 8
Net actuarial loss	(153)	(105)	(471)	(318)	See Note 8
Curtailments/Settlements	—	—	17	—	See Note 8
Total before tax	(134)	(89)	(399)	(272)
Tax effect	44	30	135	92	Provision for income taxes
Net of tax	$(90)	$(59)	$(264)	$(180)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$—	Selling, general and administrative expenses
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$55	$(7)	$120	$(9)	Cost of sales
Commodity price swap contracts	—	(1)	(2)	2	Cost of sales
Interest rate swap contracts	—	(1)	(2)	(1)	Interest expense
Total before tax	55	(9)	116	(8)
Tax effect	(20)	3	(42)	3	Provision for income taxes
Net of tax	$35	$(6)	$74	$(5)
Total reclassifications for the period, net of tax	$(55)	$(65)	$(190)	$(185)

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

The following table summarizes the effects of these 2014 transactions on equity attributable to 3M Company shareholders for the respective periods.

	Three months ended	Nine months ended
(Millions)	September 30, 2014	September 30, 2014
Net income attributable to 3M	$1,303	$3,777
Impact of purchase of subsidiary shares	(408)	(409)
Change in 3M Company shareholders' equity from net income
attributable to 3M and impact of purchase of subsidiary shares	$895	$3,368

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2014 and 2015. It is anticipated that the IRS will complete its examination of the Company for 2014 by the end of the first quarter of 2016 and for 2015 by the end of the first quarter of 2017. As of September 30, 2015, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. The Company is not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2015 and December 31, 2014 are $279 million and $265 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $5 million of expense and

$1 million of benefit for the three months ended September 30, 2015 and September 30, 2014, respectively, and approximately $3 million of expense and $14 million of benefit for the nine months ended September 30, 2015 and September 30, 2014, respectively. At September 30, 2015 and December 31, 2014, accrued interest and penalties in the consolidated balance sheet on a gross basis were $46 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2015 was 29.6 percent, compared to 30.3 percent in the third quarter of 2014, a decrease of 0.7 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.1 percentage points year-on-year included the restoration of tax basis on certain assets for which depreciation deductions were previously limited, an increase in the domestic manufacturer’s deduction benefit, and international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes. This decrease was partially offset by a 2.4 percentage points year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included remeasurements of 3M’s uncertain tax positions and other items.

The effective tax rate for the first nine months of 2015 and 2014 was 29.1 percent,  with factors that increased the tax rate completely offset by factors that decreased the tax rate. Primary factors that increased the Company’s effective tax rate on a combined basis by 1.2 percentage points for the first nine months of 2015 when compared to the same period for 2014 included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, and other items. This increase was offset by a 1.2 percentage point year-on-year decrease, which included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and an increase in the domestic manufacturer’s deduction benefit.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of September 30, 2015 and December 31, 2014, the Company had valuation allowances of $37 million and $22 million, respectively, on its deferred tax assets. The increase in valuation allowance at September 30, 2015 is a result of the Capital Safety acquisition, which was completed in August 2015.

NOTE 6.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities, treasury securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2015	2014

U.S. government agency securities	$—	$67
Foreign government agency securities	10	75
Corporate debt securities	11	241
Commercial paper	25	—
Certificates of deposit/time deposits	34	41
U.S. municipal securities	3	—
Asset-backed securities:
Automobile loan related	38	122
Credit card related	10	59
Equipment lease related	3	21
Other	19	—
Asset-backed securities total	70	202

Current marketable securities	$153	$626

U.S. government agency securities	$1	$41
Foreign government agency securities	—	20
Corporate debt securities	—	378
Certificates of deposit/time deposits	—	—
U.S. treasury securities	—	38
U.S. municipal securities	12	15
Asset-backed securities:
Automobile loan related	—	160
Credit card related	—	103
Equipment lease related	—	27
Other	—	46
Asset-backed securities total	—	336

Non-current marketable securities	$13	$828

Total marketable securities	$166	$1,454

Classification of marketable securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current. The lower balance of marketable securities as of September 30, 2015, was driven by the 2015 acquisitions of Polypore’s Separations Media business and Capital Safety, as discussed in Note 2.

At September 30, 2015, both gross unrealized gains and losses were immaterial. At December 31, 2014, gross unrealized losses totaled approximately $1 million (pre-tax), while gross unrealized gains totaled approximately $1 million (pre-tax). Refer to Note 4 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2015 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2015

Due in one year or less	$71
Due after one year through five years	78
Due after five years through ten years	2
Due after ten years	15

Total marketable securities	$166

3M has a diversified marketable securities portfolio of $166 million as of September 30, 2015. Within this portfolio, current and long-term asset-backed securities (estimated fair value of $70 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At September 30, 2015, all asset-backed security investments were in compliance with this policy. Approximately 80.5 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 7.  Long-Term Debt and Short-Term Borrowings

The Company has a “well-known seasoned issuer” shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, as discussed in Note 9 in 3M’s 2014 Annual Report on Form 10-K, in connection with the May 16, 2014, shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes.

In May 2015, 3M issued 650 million Euros aggregate principal amount of five-year floating rate medium term notes due 2020 with an interest rate based on a floating three-month EURIBOR index, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023 with a coupon rate of 0.95%, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030 with a coupon rate of 1.75%. As discussed in Note 9, the May 2015 debt issuances were designated in net investment hedges. In August 2015, 3M issued $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018 with a coupon rate of 1.375%,  $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020 with a coupon rate of 2.0%, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025 with a coupon rate of 3.0%. Upon debt issuance, the Company entered into two interest rate swaps; the first converted the entire $450 million three-year fixed rate note, and the second converted $300 million of the five-year fixed rate note to an interest rate based on a floating three-month LIBOR index. The May 2015 and August 2015 debt issuances were from the medium-term notes program (Series F). As of September 30, 2015, the total amount of debt issued as part of the medium-term note program (Series F), inclusive of debt issued in 2011, 2012, 2014 and the 2015 debt referenced above, is approximately $8.17 billion (utilizing the foreign exchange rate applicable at the time of issuance for the Euro denominated debt).

NOTE 8.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2015 and 2014 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Net periodic benefit cost (benefit)
Service cost	$73	$60	$36	$36	$19	$16
Interest cost	163	169	49	65	25	24
Expected return on plan assets	(267)	(261)	(74)	(79)	(23)	(22)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	(6)	1	(3)	(4)	(10)	(12)
Amortization of net actuarial (gain) loss	101	60	34	31	18	14
Net periodic benefit cost (benefit)	$64	$29	$42	$48	$29	$20
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$64	$29	$42	$48	$29	$20

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Net periodic benefit cost (benefit)
Service cost	$219	$180	$118	$107	$62	$49
Interest cost	491	507	159	194	75	72
Expected return on plan assets	(801)	(783)	(236)	(238)	(68)	(67)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	(18)	3	(10)	(12)	(26)	(36)
Amortization of net actuarial (gain) loss	305	182	110	93	56	43
Net periodic benefit cost (benefit)	$196	$89	$140	$143	$99	$61
Settlements, curtailments, special termination benefits and other	—	—	(17)	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$196	$89	$123	$143	$99	$61

For the nine months ended September 30, 2015, contributions totaling $213 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2015, the Company expects to contribute approximately $250 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

3M was informed during the first quarter of 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit in the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. As of the 2014 measurement date, these holdings represented less than one half of one percent of 3M’s fair value of total plan assets for the 3M pension plan. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees will receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees will no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the nine months ended September 30, 2015.

In August 2015, 3M modified the 3M Retiree Welfare Benefit Plan postretirement medical benefit reducing the future benefit for participants not retired as of January 1, 2016. Current retirees and employees who retire on or before January 1, 2016, will not be impacted by these changes. The Retiree Medical Savings Account (RMSA) will no longer be credited with interest, and the indexation on both the RMSA and the Medicare Health Reimbursement Arrangement will be reduced from 3 percent to 1.5 percent per year (for those employees who are eligible for these accounts). Also effective January 1, 2016, 3M will no longer offer 3M Retiree Health Care Accounts to new hires. Due to these changes the plan was re-measured in the third quarter of 2015, resulting in a decrease to the projected benefit obligation liability of approximately $233 million, and a related increase to shareholders’ equity, specifically accumulated other comprehensive income.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 10. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 7 herein and in Note 9 in 3M’s 2014 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. Beginning in the second quarter of 2014, 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months, with certain currencies being extended further to 36 months starting in the first quarter of 2015. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges at September 30, 2015 was approximately $2.9 billion.

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

As of  September 30, 2015, the Company had a balance of $138 million (as shown in Note 4) associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (loss)  related to the forward starting interest rate swaps (discussed in the preceding paragraphs), which will be amortized over the respective lives of the notes.  Based on exchange rates as of September 30, 2015, 3M expects to reclassify approximately $36 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2015, approximately $88 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2016, and approximately $14 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings after 2016. 3M expects to reclassify approximately $109 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months.

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

Three months ended September 30, 2015

Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$57	Cost of sales	$55	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	—	Interest expense	—
Total	$57		$55		$—

Nine months ended September 30, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$177	Cost of sales	$120	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$177		$116		$—

Three months ended September 30, 2014

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$103	Cost of sales	$(7)	Cost of sales	$—
Commodity price swap contracts	(3)	Cost of sales	(1)	Cost of sales	—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$98		$(9)		$—

Nine months ended September 30, 2014

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$90	Cost of sales	$(9)	Cost of sales	$—
Commodity price swap contracts	(2)	Cost of sales	2	Cost of sales	—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$86		$(8)		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at September 30, 2015 was $1.8 billion.

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

In August 2015, in connection with the issuance of medium-term notes as discussed in Note 7, 3M completed two fixed-to-floating interest rate swaps as fair value hedges of a portion of these fixed interest rate obligations. The first was for a notional amount equivalent to the full $450 million aggregate principal amount of three-year 1.375% fixed rate notes due 2018. The second was for a notional amount of $300 million associated with the $500 million aggregate principal amount of five-year 2.0% fixed rate notes due 2020.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$20	Interest expense	$(20)
Total		$20		$(20)

Nine months ended September 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$15	Interest expense	$(15)
Total		$15		$(15)

Three months ended September 30, 2014

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2014

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$13	Interest expense	$(13)
Total		$13		$(13)

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

3M’s use of foreign exchange forward contracts designated in hedges of the Company’s net investment in foreign subsidiaries can vary by time period depending on when foreign currency denominated debt balances designated in such relationships are dedesignated, matured, or are newly issued and designated. Additionally, variation can occur in connection with the extent of the Company’s desired foreign exchange risk coverage.

At September 30, 2015, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 974 million Euros and approximately 440 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.6 billion Euros (as discussed in Note 9 in 3M’s 2014 Annual Report on Form 10-K, specifically items C, D1, D2, and H, with additional discussion within Note 7 of this report for the May 2015 debt issuances that were designated in net investment hedges). The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2015 to 2030.

The Company revised amounts previously presented in the tables below for the pretax gain (loss) recognized as cumulative translation within other comprehensive income on effective portion of instrument (“Gain Recognized as CTA”) for the three and nine months ended September 30, 2014 relative to foreign currency denominated debt and in total. These immaterial corrections increased the previously presented amounts of the Gain recognized as CTA in the disclosure tables below by $108 million and $162 million for the three and nine months ended September 30, 2014, respectively. The revisions had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

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

Three months ended September 30, 2015

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(24)	N/A	$—
Foreign currency forward contracts	19	Cost of sales	4
Total	$(5)		$4

Nine months ended September 30, 2015

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$161	N/A	$—
Foreign currency forward contracts	121	Cost of sales	8
Total	$282		$8

Three months ended September 30, 2014

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$54	N/A	$—
Foreign currency forward contracts	55	Cost of sales	—
Total	$109		$—

Nine months ended September 30, 2014

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$81	N/A	$—
Foreign currency forward contracts	56	Cost of sales	—
Total	$137		$—

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above), dedesignated foreign exchange forward contracts that formerly were designated in net investment hedging relationships, and forward and option contracts entered into, in part, as offsetting trades to such dedesignated items. In addition, 3M enters into foreign currency forward contracts to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements) and enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain commodities and precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The dollar equivalent gross notional amount of these forward, option and swap contracts not designated as hedging instruments totaled $6.2 billion as of September 30, 2015. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(5)	Cost of sales	$—
Foreign currency forward contracts	Interest expense	(34)	Interest expense	(6)
Commodity price swap contracts	Cost of sales	1	Cost of sales	(3)
Total		$(38)		$(9)

	Three months ended September 30, 2014		Nine months ended September 30, 2014
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$8	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(72)	Interest expense	(4)
Total		$(64)		$1

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Additional information with respect to the fair value of derivative instruments is included in Note 10.

September 30, 2015
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$204	Other current liabilities	$4
Foreign currency forward/option contracts	Other assets	71	Other liabilities	4
Interest rate swap contracts	Other assets	40	Other liabilities	—
Total derivatives designated as hedging instruments		$315		$8

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$53	Other current liabilities	$79
Commodity price swap contracts	Other current assets	—	Other current liabilities	1
Total derivatives not designated as hedging instruments		$53		$80

Total derivative instruments		$368		$88

December 31, 2014
(Millions)	Assets		Liabilities
Fair Value of Derivative Instruments	Location	Amount	Location	Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$116	Other current liabilities	$2
Foreign currency forward/option contracts	Other assets	47	Other liabilities	1
Commodity price swap contracts	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	Other assets	27	Other liabilities	3
Total derivatives designated as hedging instruments		$190		$10

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	Other current assets	$66	Other current liabilities	$33
Total derivatives not designated as hedging instruments		$66		$33

Total derivative instruments		$256		$43

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2015, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

September 30, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$368	$28	$—	$340
Derivatives not subject to master netting agreements	—			—
Total	$368			$340

December 31, 2014		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$256	$20	$—	$236
Derivatives not subject to master netting agreements	—			—
Total	$256			$236

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

September 30, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$81	$28	$—	$53
Derivatives not subject to master netting agreements	7			7
Total	$88			$60

December 31, 2014		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$36	$20	$—	$16
Derivatives not subject to master netting agreements	7			7
Total	$43			$23

Currency Effects

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $95 million for the three months ended September 30, 2015 and decreased pre-tax income by approximately $295 million for the nine months ended September 30, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $70 million for three months ended September 30, 2015 and increased pre-tax income by approximately $150 million for the nine months ended September 30, 2015.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine months ended September 30, 2015 and 2014.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter 2014, 3M obtained a municipal bond with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of September 30, 2015 and December 31, 2014. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	September 30, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$1	$—	$1	$—
Foreign government agency securities	10	—	10	—
Corporate debt securities	11	—	11	—
Commercial paper	25	—	25	—
Certificates of deposit/time deposits	34	—	34	—
Asset-backed securities:
Automobile loan related	38	—	38	—
Credit card related	10	—	10	—
Equipment lease related	3	—	3	—
Other	19	—	19	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	328	—	328	—
Interest rate swap contracts	40	—	40	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	87	—	87	—
Commodity price swap contracts	1	—	1	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$108	$—	$108	$—
Foreign government agency securities	95	—	95	—
Corporate debt securities	619	—	619	—
Certificates of deposit/time deposits	41	—	41	—
Asset-backed securities:
Automobile loan related	282	—	282	—
Credit card related	162	—	162	—
Equipment lease related	48	—	48	—
Other	46	—	46	—
U.S. treasury securities	38	38	—	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	229	—	229	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	36	—	36	—
Commodity price swap contracts	4	—	4	—
Interest rate swap contracts	3	—	3	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

(Millions)	Three months ended		Nine months ended
Marketable securities — auction rate securities and certain U.S. municipal	September 30,		September 30,
securities only	2015	2014	2015	2014
Beginning balance	$15	$12	$15	$11
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	1
Purchases and issuances	—	—	—	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$15	$12	$15	$12

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 10 in 3M’s 2014 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2015 and 2014.

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

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$8,974	$10,260	$6,731	$7,203

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at September 30, 2015 and December 31, 2014 due to the low interest rates and tightening of 3M’s credit spreads.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2015, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,035 individual claimants, compared to approximately 2,220 individual claimants with actions pending at December 31, 2014.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first nine months of 2015 for respirator mask/asbestos liabilities by $30 million, $7 million of which occurred in the third quarter of 2015. In the first nine months of 2015, the Company made payments for legal fees and settlements of $34 million related to the respirator mask/asbestos litigation, $10 million of which occurred in the third quarter of 2015. As of September 30, 2015, the Company had accruals for respirator mask/asbestos liabilities of $136 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2015, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $39 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and an assessment of the nature of each claim and remaining coverage. The Company then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

As of September 30, 2015, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2015, the Company, through its Aearo subsidiary, had accruals of $22 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In June 2015, the plaintiffs filed an amended complaint adding additional defendants, including BFI Waste Management Systems of Alabama, LLC; BFI Waste Management of North America, LLC; the City of Decatur, Alabama; Morgan County, Alabama; Municipal Utilities Board of Decatur; and Morgan County, Alabama, d/b/a Decatur Utilities. In September 2015, the court issued a scheduling order staying discovery pending mediation which must be completed by December 31, 2015. If mediation is unsuccessful, the discovery relating to the class certification will begin, and the class certification hearing is scheduled for November 2016.

In 2005, the judge in a second purported class action lawsuit filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds (the “Chandler” case) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the St. John case. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County (the “Stover” case) seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the St. John case.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (“Water Authority”) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2015, the Company had recorded liabilities of $36 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2015, the Company had recorded liabilities of $39 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of September 30, 2015, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. Another customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by the same 3M filters used in that customer’s manufacturing process. The Company has resolved claims of three other customers arising out of the same issue, including the German lawsuit, as well as two others whose claims were settled without litigation. The amounts paid are not material to the Company’s consolidated results of operations or financial condition.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 12. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s 2014 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock pursuant to awards granted under the plan (including additional shareholder approvals subsequent to 2008). Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock units, restricted stock, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 20,159,271 as of September 30, 2015.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance shares and the General Employees’ Stock Purchase Plan

(GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the nine months ended September 30, 2015 and 2014.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Cost of sales	$8	$9	$39	$42
Selling, general and administrative expenses	31	31	154	143
Research, development and related expenses	7	7	40	36

Stock-based compensation expenses	$46	$47	$233	$221

Income tax benefits	$(13)	$(14)	$(74)	$(67)

Stock-based compensation expenses, net of tax	$33	$33	$159	$154

The following table summarizes stock option activity during the nine months ended September 30, 2015:

Stock Option Program

			Weighted
			Average
		Weighted	Remaining	Weighted
	Number of	Average	Contractual	Average
	Options	Exercise Price	Life (months)	Exercise Price
Under option —
January 1	39,235,557	$90.38
Granted:
Annual	5,529,544	165.91
Exercised	(4,947,316)	83.44
Canceled	(185,120)	127.13
September 30	39,632,665	$101.62	68	$1,723
Options exercisable
September 30	28,278,569	$85.94	54	$1,579

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2015, there was $86 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $393 million and $437 million during the nine months ended September 30, 2015 and 2014, respectively. Cash received from options exercised was $413 million and $642 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $145 million and $161 million for the nine months ended September 30, 2015 and 2014, respectively.

For the primary 2015 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Annual
2015
Exercise price	$165.94
Risk-free interest rate	1.5%
Dividend yield	2.5%
Volatility	20.1%
Expected life (months)	76
Black-Scholes fair value	$23.98

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

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2015:

Restricted Stock Units and Restricted Stock

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,817,786	$104.41
Granted
Annual	671,204	165.86
Other	18,375	160.63
Vested	(1,005,131)	89.88
Forfeited	(44,907)	118.19
As of September 30	2,457,327	$127.30

As of September 30, 2015, there was $102 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2015 and 2014 was $165 million and $144 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $62 million and $54 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2015:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	1,099,752	$102.65
Granted	227,798	158.88
Distributed	(323,938)	83.08
Performance change	(95,316)	129.73
Forfeited	(20,834)	123.02
As of September 30	887,462	$120.84

As of September 30, 2015, there was $25 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. During the nine months ended September 30, 2015 and September 30, 2014, the total fair value of performance shares that were distributed were $54 million and $35 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the nine months ended September 30, 2015 and September 30, 2014 were $15 million and $11 million, respectively.

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

Assets as reported in Note 15 (Business Segments) in the 2014 Annual Report on Form 10-K have increased due to 2015 acquisitions. The impact of these 2015 acquisitions on asset balances is provided in Note 2 (Acquisitions and Divestitures) within this Form 10-Q.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net Sales
Industrial	$2,575	$2,772	$7,867	$8,363
Safety and Graphics	1,417	1,448	4,221	4,365
Electronics and Energy	1,378	1,500	4,010	4,233
Health Care	1,346	1,390	4,039	4,180
Consumer	1,162	1,177	3,321	3,395
Corporate and Unallocated	2	3	—	5
Elimination of Dual Credit	(168)	(153)	(482)	(439)
Total Company	$7,712	$8,137	$22,976	$24,102

Operating Income
Industrial	$580	$616	$1,787	$1,851
Safety and Graphics	324	340	1,023	1,011
Electronics and Energy	342	338	902	858
Health Care	432	432	1,280	1,293
Consumer	293	272	792	741
Corporate and Unallocated	(58)	(63)	(232)	(184)
Elimination of Dual Credit	(37)	(34)	(106)	(97)
Total Company	$1,876	$1,901	$5,446	$5,473

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
October 29, 2015

*Pursuant to Rule 436(c) of the Securities Act of 1933 (“Act”) this should not be considered a “report” within the meaning of Sections 7 and 11 of the Act and the independent registered public accounting firm liability under Section 11 does not extend to it.

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

In October 2015, to further strengthen its competitiveness, 3M announced a restructuring plan that will result in an expected reduction of 1,500 positions worldwide with estimated pre-tax savings of $130 million in 2016. The Company anticipates a fourth-quarter 2015 pre-tax charge of approximately $100 million, or 13 cents per diluted share, related to this plan. Reductions will be primarily focused on structural overhead, largely in the U.S., and slower-growing markets with particular emphasis on EMEA and Latin America.

As part of its portfolio management process, in October 2015, 3M (Safety and Graphics Business) also announced the sale of its Library Systems and Faab Fabricauto businesses. The Company expects a net pre-tax gain of approximately $45 million ($10 million after tax) in the fourth quarter of 2015 related to these divestitures. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

Third quarter of 2015 results:

3M continued to face a slow-growth economic environment in the third quarter of 2015. The stronger U.S. dollar negatively impacted sales and earnings in the third quarter, and global economic growth was mixed. Despite these challenges, 3M had positive organic local-currency growth in four of its five business segments and in all major geographic areas. 3M also expanded operating income margins by 0.9 percentage points.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. In early August 2015, 3M (Safety and Graphics Business) acquired Capital Safety for a total enterprise value (cash paid and debt assumed) of approximately $2.5 billion. Capital Safety is a leading global provider of fall protection equipment, one of the fastest-growing safety categories within the global personal protective equipment industry. In late August 2015, 3M (Industrial Business) acquired Polypore’s Separations Media business for $1.0 billion. Polypore’s Separations Media business is a leading provider of microporous membranes and modules for filtration in life sciences, industrial and specialty segments. In March 2015, 3M (Health Care Business) acquired Ivera Medical Corp. Ivera Medical Corp. is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

Third-quarter 2015 sales decreased 5.2 percent to $7.7 billion, as foreign currency translation reduced worldwide sales by 7.4 percent. Organic local-currency sales growth (which includes organic volume impacts plus selling price impacts)

was 5.0 percent in Consumer, 3.7 percent in Health Care, 2.9 percent in Safety and Graphics, and 0.2 percent in Industrial. Organic local-currency sales declined 2.8 percent in Electronics and Energy. For the Company in total, organic local-currency sales grew 1.2 percent, with higher organic volumes contributing 0.1 percent and selling price increases contributing 1.1 percent. Acquisitions (discussed above) increased third-quarter sales growth by 1.1 percent. The static control business divestiture in January 2015 reduced third-quarter sales growth by 0.1 percent.

On a geographic basis, foreign currency translation reduced year-on-year sales by 21.1 percent in Latin America/Canada, 14.4 percent in EMEA, and 6.9 percent in Asia Pacific. In particular, the market experienced year-on-year third-quarter declines in the Euro, Yen, and Brazilian Real versus the U.S. dollar of 15 percent, 14 percent, and 37 percent, respectively.

In Latin America/Canada, organic local-currency sales grew 2.3 percent, led by Health Care at 9 percent, and Industrial at 6 percent. Organic local-currency sales declined 1 percent in Electronics and Energy, declined 2 percent in Consumer, and declined 3 percent in Safety and Graphics. Organic local-currency sales grew 13 percent in Mexico, and declined 2 percent in Brazil.

In the United States, organic local-currency sales growth was 1.5 percent, with growth led by Consumer at 7 percent, Health Care at 4 percent, and Safety and Graphics at 3 percent. Organic local-currency sales in Electronics and Energy declined 1 percent, and Industrial declined 3 percent.

In EMEA, organic local-currency sales increased 1.5 percent. Central/East Europe grew 11 percent, while West Europe was flat, and Middle East/Africa declined 1 percent. Organic local-currency sales growth in EMEA was led by Electronics and Energy at 8 percent, Safety and Graphics at 3 percent, and Consumer at 1 percent, while both Health Care and Industrial were flat.

In Asia Pacific, organic local-currency sales grew 0.4 percent. Organic local-currency sales growth was led by Health Care, and Safety and Graphics, both at 7 percent, Consumer at 4 percent, and Industrial at 2 percent. Organic local-currency sales in Electronics and Energy declined 5 percent. China/Hong Kong organic local-currency sales declined 2 percent, but increased 3 percent excluding electronics. Japan’s organic local-currency sales grew 1 percent, or 5 percent excluding electronics.

Worldwide operating income decreased 1.3 percent in the third quarter and operating income margins were 24.3 percent, an increase of 0.9 percentage points year-on-year. Operating income margins increased due to the combination of raw material cost decreases and selling price increases, foreign currency impacts, and productivity/other items. These factors were partially offset by margin dilution from first-year acquisitions, higher defined benefit pension and postretirement expense, and the impact of strategic investments. Refer to the section entitled “Results of Operations” for further discussion.

Net income attributable to 3M was $1.296 billion, or $2.05 per diluted share, in the third quarter of 2015, compared to $1.303 billion, or $1.98 per diluted share, in the third quarter of 2014. Operational benefits increased earnings by 11 cents per diluted share, which included a reduction of 4 cents per diluted share related to higher defined benefit pension and postretirement expenses. Operational benefits included the combination of lower raw material costs and higher selling prices, in addition to productivity. Weighted-average diluted shares outstanding in the third quarter of 2015 declined 4.1 percent year-on-year to 631.2 million, which increased earnings by approximately 8 cents per diluted share. The income tax rate was 29.6 percent in the third quarter, down 0.7 percentage points versus last year’s third quarter, which increased earnings by approximately 2 cents per diluted share. Foreign currency impacts decreased pre-tax earnings by approximately $95 million, or the equivalent of 10 cents per diluted share, excluding the impact of foreign currency changes on tax rates. The acquisitions of Polypore’s Separations Media business and Capital Safety reduced earnings by 4 cents per diluted share, due to purchase accounting impacts, transaction expenses and integration costs.

First nine months of 2015 results:

In the first nine months of 2015, sales decreased 4.7 percent to $23.0 billion, as foreign currency translation reduced worldwide sales by 7.1 percent. 3M had positive organic local-currency sales growth (which includes organic volume impacts plus selling price impacts) in four of its five business segments. Organic local-currency sales increased 4.0 percent in Safety and Graphics, 3.5 percent in Consumer, 3.3 percent in Health Care, and 1.5 percent in Industrial. Organic local-currency sales declined 0.2 percent in Electronics and Energy. For the Company in total, organic local-currency sales grew 2.0 percent, with higher organic volumes contributing 1.0 percent and selling price increases contributing 1.0 percent.

In addition to the acquisitions discussed above under third quarter 2015 results, in April 2014, 3M (Health Care Business) also acquired Treo Solutions LLC, a provider of data analytics and business intelligence to healthcare payers and providers. The combination of all these acquisitions added 0.5 percent to sales growth in the first nine months of 2015. The static control business divestiture in January 2015 reduced first nine months sales growth by 0.1 percent.

On a geographic basis, organic local-currency sales grew in all major geographic areas, with growth of 2.9 percent in the United States, 2.2 percent in both Asia Pacific and Latin American/Canada, and 0.6 percent in EMEA. Foreign currency translation reduced year-on-year sales by 16.4 percent in Latin America/Canada, 15.8 percent in EMEA, and 5.6 percent in Asia Pacific.

In Venezuela, sales were down in the first nine months of 2015, which reduced organic local-currency sales growth in the combined Latin America/Canada area by 2 percent. Since Venezuela is considered highly inflationary, 3M’s Venezuelan subsidiary’s functional currency is considered to be that of its parent. As a result, exchange rate effects of remeasuring Venezuela Bolivar denominated sales were reflected in organic local-currency sales growth as opposed to being part of the translation element of overall sales change, with this impact creating challenging year-on-year comparisons, primarily in the second half of 2014 and the first half of 2015.

Worldwide operating income dollars in the first nine months of 2015 decreased 0.5 percent when compared to the same period in 2014. Operating income margins were 23.7 percent, an increase of 1.0 percentage points year-on-year. Operating income margins increased due to the combination of selling price increases and raw material cost decreases, productivity, and leverage from organic volume growth. These factors were partially offset by higher defined benefit pension and postretirement expense, margin dilution from first-year acquisitions, and the impact of strategic investments. Refer to the section entitled “Results of Operations” for further discussion.

Net income attributable to 3M was $3.795 billion, or $5.92 per diluted share, in the first nine months of 2015, compared to $3.777 billion, or $5.67 per diluted share, in the first nine months of 2014. Operational benefits increased earnings by 39 cents per diluted share, which included a reduction of 13 cents per diluted share related to higher defined benefit pension and postretirement expenses. Operational benefits included the combination of higher selling prices and lower raw material costs, productivity, and volume leverage. Weighted-average diluted shares outstanding in the first nine months of 2015 declined 3.7 percent year-on-year to 641.2 million, which increased earnings by approximately 22 cents per diluted share. Foreign currency impacts decreased pre-tax earnings by approximately $295 million, or the equivalent of 32 cents per diluted share, excluding the impact of foreign currency changes on tax rates. The acquisitions of Polypore’s Separations Media business and Capital Safety reduced earnings by 4 cents per diluted share, due to purchase accounting impacts, transaction expenses and integration costs. The income tax rate was 29.1 percent in both the first nine months of 2015 and 2014.

Managing currency risks:

As discussed above, the stronger U.S. dollar negatively impacted sales and earnings in the first nine months of 2015. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. In mid-2014, 3M began extending its hedging tenor for several major currencies, most notably the Euro and Yen, out as far as 24 months, and in the first quarter of 2015 extended this to 36 months. These longer-dated hedges will help 3M manage currency impacts into 2016 and early 2017. Previously, 3M had limited its hedge horizon to 12 months. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to reduce volatility, and ultimately to allow time for 3M’s businesses to respond to changes in the marketplace.

Sales and operating income by business segment:

The following table contains sales and operating income results by business segment for the three months ended September 30, 2015 and 2014. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 13 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2015		2014		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,575	$580	$2,772	$616	(7.1)%	(5.8)%
Safety and Graphics	1,417	324	1,448	340	(2.2)%	(4.8)%
Electronics and Energy	1,378	342	1,500	338	(8.1)%	1.4%
Health Care	1,346	432	1,390	432	(3.2)%	0.1%
Consumer	1,162	293	1,177	272	(1.2)%	7.5%
Corporate and Unallocated	2	(58)	3	(63)	—	—
Elimination of Dual Credit	(168)	(37)	(153)	(34)	—	—
Total Company	$7,712	$1,876	$8,137	$1,901	(5.2)%	(1.3)%

Sales in U.S. dollars in the third quarter of 2015 decreased 5.2 percent, substantially impacted by foreign currency translation, which reduced sales by 7.4 percent. Sales in U.S. dollars declined in Electronics and Energy by 8.1 percent, Industrial by 7.1 percent, Health Care by 3.2 percent, Safety and Graphics by 2.2 percent, and Consumer by 1.2 percent. Total company organic local-currency sales increased 1.2 percent, with growth in four of the five business segments. In addition, all five business segments achieved operating income margins in excess of 22 percent. Worldwide operating income margins for the third quarter of 2015 were 24.3 percent, compared to 23.4 percent for the third quarter of 2014.

Financial condition:

3M generated $4.082 billion of operating cash flows in the first nine months of 2015, a decrease of $361 million when compared to the first nine months of 2014. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2015, the Company purchased $4.104 billion of stock, compared to $4.373 billion of stock purchases in the first nine months of 2014. As of September 30, 2015, approximately $2.6 billion remained available under the February 2014 authorization. The Company expects to purchase $5 billion to $5.5 billion of stock in 2015. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This marked the 57th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 48 percent at September 30, 2015, and 34 percent at December 31, 2014. 3M has an AA- credit rating with a stable outlook from Standard & Poor’s and an Aa3 credit rating with a negative outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M currently expects that its effective tax rate for total year 2015 will be approximately 28.5 to 29.5 percent, which assumes that the U.S. research and development credit will be reinstated for 2015.

Pension and postretirement defined benefit plans:

3M expects to contribute approximately $250 million of cash to its global defined benefit pension and postretirement plans in 2015. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2015. 3M expects global defined benefit pension and postretirement expense in 2015 to increase by approximately $160 million pre-tax when compared to 2014 (including the impacts of the March 2015 Japan curtailment gains and lower expense due to the August 2015 postretirement benefit changes discussed in Note 8). This increase primarily related to lower discount rates and the adoption of new mortality tables. Refer to Note 8 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and postretirement plans.

RESULTS OF OPERATIONS

Percent change information compares the third quarter of 2015 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Net Sales:

	Three months ended September 30, 2015
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,166	$2,290	$1,517	$739	$—	$7,712
% of worldwide sales	41.0%	29.7%	19.7%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	1.2%	0.4%	(0.6)%	(2.7)%	—	0.1%
Price	0.3	—	2.1	5.0	—	1.1
Organic local-currency sales	1.5	0.4	1.5	2.3	—	1.2
Acquisitions	1.8	0.5	0.9	1.1	—	1.1
Divestitures	(0.3)	(0.1)	(0.1)	(0.1)	—	(0.1)
Translation	—	(6.9)	(14.4)	(21.1)	—	(7.4)
Total sales change	3.0%	(6.1)%	(12.1)%	(17.8)%	—	(5.2)%

Sales in the third quarter of 2015 decreased 5.2 percent when compared to the third quarter of 2014. Organic local-currency sales grew 1.2 percent, with increases of 2.3 percent in Latin America/Canada, 1.5 percent in both the United States and EMEA, and 0.4 percent in Asia Pacific. Organic local-currency sales growth was 1.6 percent in developing markets, and was 1.1 percent in developed markets. Currency impacts reduced third quarter 2015 worldwide sales growth by 7.4 percent.

Worldwide selling prices rose 1.1 percent in the third quarter of 2015. 3M continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

	Nine months ended September 30, 2015
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$9,080	$6,932	$4,695	$2,273	$(4)	$22,976
% of worldwide sales	39.5%	30.2%	20.4%	9.9%	—	100.0%
Components of net sales change:
Volume — organic	2.5%	2.2%	(1.2)%	(2.2)%	—	1.0%
Price	0.4	—	1.8	4.4	—	1.0
Organic local-currency sales	2.9	2.2	0.6	2.2	—	2.0
Acquisitions	0.8	0.2	0.3	0.4	—	0.5
Divestitures	(0.3)	(0.1)	—	(0.1)	—	(0.1)
Translation	—	(5.6)	(15.8)	(16.4)	—	(7.1)
Total sales change	3.4%	(3.3)%	(14.9)%	(13.9)%	—	(4.7)%

Sales in the first nine months of 2015 decreased 4.7 percent when compared to the first nine months of 2014. Organic local-currency sales grew 2.0 percent, with increases of 2.9 percent in the United States, 2.2 percent in both Asia Pacific and Latin America/Canada, and 0.6 percent in EMEA. Organic local-currency sales growth was 2.8 percent in developing markets, and was 1.8 percent in developed markets. Currency impacts reduced first nine months 2015 worldwide sales growth by 7.1 percent.

Worldwide selling prices rose 1.0 percent in the first nine months of 2015. 3M continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model. In addition, 3M has been raising selling prices in certain developing countries to help offset the impact of currency devaluations.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2015	2014	Change	2015	2014	Change
Cost of sales	50.3%	51.7%	(1.4)%	50.3%	51.6%	(1.3)%
Selling, general and administrative expenses	19.8	19.6	0.2	20.2	20.2	—
Research, development and related expenses	5.6	5.3	0.3	5.8	5.5	0.3
Operating income	24.3%	23.4%	0.9%	23.7%	22.7%	1.0%

As discussed in the overview section, 3M expects defined benefit pension and postretirement expense for total year 2015 to increase by approximately $160 million pre-tax when compared to 2014, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2014 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 10, Pension and Postretirement Benefit Plans) for background concerning this increase, as both lower discount rates and new mortality tables were the primary factors that resulted in increased expenses in 2015. The year-on-year increase in defined benefit pension and postretirement expense for the third quarter and first nine months was $38 million and $125 million, respectively. The first nine months of 2015 includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million and lower expense due to the August 2015 postretirement benefit changes.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D.  Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales as a percent of net sales was 50.3 percent in both the third quarter and first nine months of 2015, compared to 51.7 percent in the third quarter of 2014 and 51.6 percent in the first nine months of 2014. Cost of sales, measured as a percent of sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales year-on-year by 1.1 percent in the third quarter and 1.0 percent in the first nine months, while raw material cost deflation was favorable by approximately 4 percent and 3 percent year-on-year in both the third quarter and first nine months, respectively. In addition, organic volume leverage in the first nine months of 2015 decreased cost of sales as a percent of sales. These impacts were partially offset by higher defined benefit pension and postretirement expense (of which a portion impacts cost of sales).

Selling, General and Administrative Expenses:

SG&A decreased 4 percent and 5 percent in the third quarter and first nine months of 2015, respectively, when compared to the same periods last year, benefitting from foreign currency translation and productivity. These benefits were partially offset by continued investments in business transformation, and higher defined benefit pension and postretirement expense. SG&A, measured as a percent of sales, was 19.8 percent of sales in the third quarter of 2015 compared to 19.6 percent in the third quarter of 2014. SG&A was 20.2 percent of sales in both the first nine months of 2015 and 2014.

Research, Development and Related Expenses:

R&D, measured as a percent of sales, increased 0.3 percentage points year-on-year in both the third quarter and first nine months of 2015 to 5.6 percent and 5.8 percent of sales, respectively. R&D in dollars was flat for both the third quarter and first nine months of 2015 when compared to the same periods last year, benefitting from foreign currency translation. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. R&D was also impacted by higher defined benefit pension and postretirement expense.

Operating Income:

Operating income margins were 24.3 percent in the third quarter of 2015, compared to 23.4 percent in the third quarter of 2014, an improvement of 0.9 percentage points. These results included a 1.7 percentage point benefit from the combination of higher selling prices and lower raw material costs. Foreign exchange impacts, net of hedge gains, had a 0.2 percentage point benefit on operating income margins. Productivity and other items also added a 0.2 percentage point benefit. Items that reduced operating income margins included the impact of first-year acquisitions, which reduced operating income margins by 0.6 percentage points, and higher year-on-year defined benefit pension and postretirement expense, which reduced operating income margins by 0.5 percentage points. In addition, strategic investments reduced operating income margins by 0.1 percentage points. Strategic investments included incremental programs around disruptive R&D and business transformation.

Operating income margins were 23.7 percent in the first nine months of 2015 compared to 22.7 percent in the first nine months of 2014, an improvement of 1.0 percentage points. These results included a 1.5 percentage point benefit from the combination of higher selling prices and lower raw material costs, plus a 0.1 percentage point benefit from profit leverage on organic volume growth. Productivity and other items also added a 0.2 percentage point benefit, helped by portfolio prioritization. Foreign exchange impacts, net of hedge gains, had a minimal impact on operating income margins. Items that reduced operating income margins included higher year-on-year defined benefit pension and postretirement expense, which reduced operating income margins by 0.5 percentage points, with the 2015 increase largely due to the adoption of new mortality tables along with a lower discount rate. The impact of first-year acquisitions reduced operating income margins by 0.2 percentage points. In addition, strategic investments reduced operating income margins by 0.1 percentage points.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Interest expense	$38	$28	$104	$110
Interest income	(7)	(7)	(18)	(25)
Total	$31	$21	$86	$85

Interest expense was higher in the third quarter of 2015 compared to the same period last year, largely due to higher average debt balances. In addition, both the third quarter and first nine months of 2015 benefitted from year-on-year reductions in higher cost international debt.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2015	2014	2015	2014
Effective tax rate	29.6%	30.3%	29.1%	29.1%

The effective tax rate for the third quarter of 2015 was 29.6 percent, compared to 30.3 percent in the third quarter of 2014, a decrease of 0.7 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.1 percentage points year-on-year included the restoration of tax basis on certain assets for which depreciation deductions were previously limited, an increase in the domestic manufacturer’s deduction benefit, and international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes. This decrease was partially offset by a 2.4 percentage points year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included remeasurements of 3M’s uncertain tax positions and other items.

The effective tax rate for both the first nine months of 2015 and 2014 was 29.1 percent, with factors that increased the tax rate completely offset by factors that decreased the tax rate. Primary factors that increased the Company’s effective tax rate on a combined basis by 1.2 percentage points for the first nine months of 2015 when compared to the same period for 2014 included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, and other items. This increase was offset by a 1.2 percentage point year-on-year decrease, which included remeasurements of 3M’s uncertain tax positions, as a result of, among other factors, matters related to transfer pricing, the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and an increase in the domestic manufacturer’s deduction benefit.

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

Refer to Note 5 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net income attributable to noncontrolling interest	$2	$8	$7	$42

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The third-quarter and first nine months year-on-year change in noncontrolling interest amounts was largely related to Sumitomo 3M Limited (Japan), which historically was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 4, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest was significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $95 million for the three months ended September 30, 2015 and decreased pre-tax income by approximately $295 million for the nine months ended September 30, 2015. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately  $70 million for three months ended September 30, 2015 and increased pre-tax income by approximately $150 million for the nine months ended September 30, 2015.

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

Corporate and Unallocated operating income in the third quarter and first nine months of 2015 when compared to the same periods last year improved by $5 million and declined by $48 million, respectively, impacted by higher defined benefit pension and postretirement expense. This was offset, especially in the third quarter, by lower year-on-year respirator mask/asbestos legal accruals. 3M’s defined benefit pension and postretirement expense in the third quarter and first nine months of 2015 when compared to the same periods last year increased in total by $38 million and $125 million, respectively, with $38 million and $109 million of this increase, respectively, allocated to Corporate and Unallocated.

Operating Business Segments:

Information related to 3M’s business segments for the third quarter and first nine months of both 2015 and 2014 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months of the acquisition. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales (millions)	$2,575	$2,772	$7,867	$8,363
Sales change analysis:
Organic local currency	0.2%	4.2%	1.5%	4.6%
Acquisitions	0.7	—	0.2	—
Translation	(8.0)	(1.2)	(7.6)	(0.9)
Total sales change	(7.1)%	3.0%	(5.9)%	3.7%

Operating income (millions)	$580	$616	$1,787	$1,851
Percent change	(5.8)%	7.9%	(3.4)%	5.6%
Percent of sales	22.5%	22.2%	22.7%	22.1%

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

Third quarter of 2015:

Sales in Industrial totaled $2.6 billion, down 7.1 percent in U.S. dollars. Organic local-currency sales increased 0.2 percent, acquisitions added 0.7 percent, and foreign currency translation reduced sales by 8.0 percent. On an organic local-currency basis, sales growth was led by automotive OEM, and 3M purification. 3M also delivered positive organic local-currency sales growth in abrasive systems, and industrial adhesives and tapes, while both aerospace and commercial transportation, and automotive aftermarket were flat. Organic local-currency sales in advanced materials declined, primarily due to weakness in the oil and gas market.

Acquisition sales growth related to the late August 2015 acquisition of Polypore’s Separations Media business. This business is a provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments. This acquisition enhances 3M’s core filtration platform and will help generate new growth opportunities across the company.

Geographically, organic local-currency sales was led by Latin America/Canada at 6 percent, and Asia Pacific at 2 percent. Organic local-currency sales growth was also positive in EMEA, while the United States declined 3 percent.

Operating income was $580 million in the third quarter of 2015, a decrease of 5.8 percent. Operating income margins increased by 0.3 percentage points to 22.5 percent, helped by the combination of lower raw material costs and selective selling price increases. Operating income margins were negatively impacted by 0.6 percentage points due to the Polypore acquisition.

First nine months of 2015:

Sales in Industrial totaled $7.9 billion, down 5.9 percent in U.S. dollars. Organic local-currency sales increased 1.5 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 7.6 percent. On an organic local-currency basis, sales growth was led by 3M purification, automotive OEM, and aerospace and commercial transportation, while both industrial adhesives and tapes, and automotive aftermarket sales increased slightly, and abrasive systems decreased slightly. Organic local-currency sales in advanced materials declined, primarily due to weakness in the oil and gas market.

Geographically, organic local-currency sales increased 5 percent in Latin America/Canada, and 2 percent in both Asia Pacific and the United States, while EMEA was flat.

Operating income was $1.8 billion in the first nine months of 2015, a decrease of 3.4 percent. Operating income margins increased by 0.6 percentage points to 22.7 percent, helped by the combination of lower raw material costs and selective selling price increases. Operating income margins were negatively impacted by 0.2 percentage points due to the Polypore acquisition.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales (millions)	$1,417	$1,448	$4,221	$4,365
Sales change analysis:
Organic local currency	2.9%	3.1%	4.0%	4.1%
Acquisitions	4.2	—	1.4	—
Translation	(9.3)	(1.8)	(8.7)	(1.7)
Total sales change	(2.2)%	1.3%	(3.3)%	2.4%

Operating income (millions)	$324	$340	$1,023	$1,011
Percent change	(4.8)%	8.8%	1.1%	3.9%
Percent of sales	22.9%	23.5%	24.2%	23.2%

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

Third quarter of 2015:

Sales in Safety and Graphics totaled $1.4 billion, down 2.2 percent in U.S. dollars. Organic local-currency sales increased 2.9 percent, acquisitions added 4.2 percent, and foreign currency translation reduced sales by 9.3 percent.

On an organic local-currency basis, sales grew in roofing granules, commercial solutions, and personal safety.  Organic local-currency sales declined in traffic safety and security systems.

Acquisition sales growth reflects the acquisition of Capital Safety in early August 2015. Capital Safety is a leading global provider of fall protection equipment.

Organic local-currency sales increased 7 percent in Asia Pacific, 3 percent in both EMEA and the United States, while Latin America/Canada declined 3 percent.

Operating income in the third quarter of 2015 totaled $324 million, down 4.8 percent. Operating income margins were 22.9 percent of sales, compared to 23.5 percent in the third quarter of 2014. Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity. Operating income margins were negatively impacted by 1.9 percentage points due to margin dilution related to the Capital Safety acquisition. Refer to Note 2 in the Consolidated Financial Statements for additional information on Capital Safety.

First nine months of 2015:

Sales in Safety and Graphics totaled $4.2 billion, down 3.3 percent in U.S. dollars. Organic local-currency sales increased 4.0 percent, the Capital Safety acquisition added 1.4 percent, and foreign currency translation reduced sales by 8.7 percent.

On an organic local-currency basis, sales grew in roofing granules, commercial solutions, and personal safety, while sales were flat in traffic safety and security.

Organic local-currency sales increased  8 percent in Asia Pacific, 4 percent in the United States, and 3 percent in EMEA, while Latin America/Canada was flat.

Operating income in the first nine months of 2015 totaled $1.0 billion, up 1.1 percent. Operating income margins were 24.2 percent of sales, compared to 23.2 percent in the first nine months of 2014. Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity. Operating income margins were negatively impacted by 0.7 percentage points due to margin dilution related to the Capital Safety acquisition.

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales (millions)	$1,378	$1,500	$4,010	$4,233
Sales change analysis:
Organic local currency	(2.8)%	4.3%	(0.2)%	4.9%
Divestitures	(0.7)	—	(0.8)	—
Translation	(4.6)	(0.8)	(4.3)	(0.8)
Total sales change	(8.1)%	3.5%	(5.3)%	4.1%

Operating income (millions)	$342	$338	$902	$858
Percent change	1.4%	12.5%	5.2%	17.0%
Percent of sales	24.9%	22.5%	22.5%	20.3%

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

Third quarter of 2015:

Electronics and Energy sales totaled $1.4 billion, down 8.1 percent in U.S. dollars. Organic local-currency sales declined 2.8 percent, and foreign currency translation reduced sales by 4.6 percent. Divestitures reduced sales by 0.7 percent, as 3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Organic local-currency sales decreased approximately 3 percent in 3M’s electronics-related businesses, with growth in electronics materials solutions more than offset by a decline in display materials and systems, as 3M experienced softer conditions in the electronics markets in the third quarter. In 3M’s energy-related businesses, organic local-currency sales decreased approximately 2 percent, similar to past quarters, as growth in telecommunications was offset by declines in electrical markets and renewable energy.

On a geographic basis, organic local-currency sales increased 8 percent in EMEA. Organic local-currency sales declined 1 percent in both the United States and Latin America/Canada,  and declined 5 percent in Asia Pacific.

Operating income increased 1.4 percent to $342 million in the third quarter of 2015. Operating income margins were 24.9 percent, compared to 22.5 percent in the third quarter of 2014. Portfolio management actions and focus on operational excellence, along with raw material benefits, continue to drive results.

First nine months of 2015:

Electronics and Energy sales totaled $4.0 billion, down 5.3 percent in U.S. dollars. Organic local-currency sales decreased 0.2 percent, and foreign currency translation reduced sales by 4.3 percent. Divestitures reduced sales by 0.8 percent, as 3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Organic local-currency sales increased approximately 2 percent in 3M’s electronics-related businesses, led by strong growth in electronics materials solutions. In 3M’s energy-related businesses, organic local-currency sales decreased approximately 3 percent, as electrical markets, telecommunications, and renewable energy all declined year-on-year.

On a geographic basis, organic local-currency sales increased 3 percent in EMEA and 1 percent in the United States, declined 1 percent in Asia Pacific, and declined 2 percent in Latin America/Canada.

Operating income increased 5.2 percent to $902 million in the first nine months of 2015. Operating income margins were 22.5 percent, compared to 20.3 percent in the first nine months of 2014, helped by portfolio management actions that are contributing to higher productivity and margins.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales (millions)	$1,346	$1,390	$4,039	$4,180
Sales change analysis:
Organic local currency	3.7%	5.4%	3.3%	5.6%
Acquisitions	0.9	0.5	0.8	0.3
Translation	(7.8)	(1.2)	(7.5)	(0.7)
Total sales change	(3.2)%	4.7%	(3.4)%	5.2%

Operating income (millions)	$432	$432	$1,280	$1,293
Percent change	0.1%	1.4%	(1.0)%	3.7%
Percent of sales	32.1%	31.0%	31.7%	30.9%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, health information systems, and food manufacturing and testing. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, oral care solutions (dental and orthodontic products), health information systems, and food safety products. Effective in the third quarter of 2015, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions.

Third quarter of 2015:

Health Care sales totaled $1.3 billion, a decrease of 3.2 percent in U.S. dollars. Organic local-currency sales increased 3.7 percent, acquisitions added 0.9 percentage points, and foreign currency translation reduced sales by 7.8 percent.

Organic local-currency sales growth was broad-based across much of the Health Care portfolio, including health information systems, food safety, critical and chronic care, oral care solutions, and infection prevention. Organic local-currency sales declined in drug delivery systems, as challenging year-on-year comparisons continued into the third quarter.

Acquisition growth related to the March 2015 acquisition of Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

On a geographic basis, organic local-currency sales increased in all areas, led by Latin America/Canada at 9 percent, Asia Pacific at 7 percent,  and the United States at 4 percent.

Health Care continues to drive penetration in developing markets, with 10 percent organic local-currency sales growth in the third quarter.

Operating income increased 0.1 percent to $432 million. Operating income margins were 32.1 percent in the third quarter of 2015, compared to 31.0 percent in the third quarter of 2014. Primary drivers of operating income margin expansion include strong productivity and selling price/raw material benefits. The Ivera Medical Corp. acquisition had a minimal impact on operating income margins.

As part of 3M’s ongoing portfolio management process, 3M has initiated a process to explore strategic alternatives for its Health Information Systems Division (HIS). These alternatives, all of which are focused on building upon the strong foundation of HIS, could include spinning-off, selling, or retaining and further investing in the business within 3M. Selection of a strategic direction is anticipated by the end of the first quarter of 2016.

First nine months of 2015:

Health Care sales totaled $4.0 billion, a decrease of 3.4 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent, acquisitions added 0.8 percentage points, and foreign currency translation reduced sales by 7.5 percent.

Organic local-currency sales growth was led by food safety, health information systems, critical and chronic care, oral care solutions, and infection prevention. Organic local-currency sales declined in drug delivery systems.

Acquisition growth related to the following two acquisitions. In March 2015, 3M acquired Ivera Medical Corp., as discussed above in third quarter results. In April 2014, 3M completed its purchase of Treo Solutions LLC, a provider of data analytics and business intelligence to healthcare payers and providers.

On a geographic basis, organic local-currency sales increased in all areas, led by Asia Pacific at 8 percent,  Latin America/Canada at 6 percent, and the United States at 4 percent.

Health Care organic local-currency sales grew 9 percent in developing markets, continuing a trend of strong growth. This has been a high priority investment area for 3M, as health care markets gain importance in developing countries.

Operating income decreased 1.0 percent to $1.3 billion. Operating income margins were 31.7 percent in the first nine months of 2015, compared to 30.9 percent in the first nine months of 2014, benefitting from strong productivity and selling price/raw material benefits. Acquisitions had a minimal impact on operating income margins.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Sales (millions)	$1,162	$1,177	$3,321	$3,395
Sales change analysis:
Organic local currency	5.0%	3.1%	3.5%	3.3%
Divestitures	—	—	—	(0.2)
Translation	(6.2)	(1.0)	(5.7)	(1.2)
Total sales change	(1.2)%	2.1%	(2.2)%	1.9%

Operating income (millions)	$293	$272	$792	$741
Percent change	7.5%	10.1%	6.8%	3.1%
Percent of sales	25.2%	23.2%	23.8%	21.8%

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

Third quarter of 2015:

Sales in Consumer totaled $1.2 billion, down 1.2 percent in U.S. dollars. Organic local-currency sales increased 5.0 percent, and foreign currency translation reduced sales by 6.2 percent. Organic local-currency sales growth was led by stationery and office supplies, with strong back-to-school sales in Scotch® home and office tapes, plus Post-it® and Command™ products. In construction and home improvement, 3M Filtrete™ brand filters, also helped propel growth. 3M’s home care business also delivered positive growth, while consumer health care declined year-on-year.

On a geographic basis, organic local-currency sales increased 7 percent in the United States, 4 percent in Asia Pacific, and 1 percent in EMEA. Organic local-currency sales declined 2 percent in Latin America/Canada.

Consumer operating income was $293 million, up 7.5 percent from the third quarter last year. Operating income margins were 25.2 percent, compared to 23.2 percent in the same period last year. Operating income margins improved due to lower raw material costs and strong productivity.

First nine months of 2015:

Sales in Consumer totaled $3.3 billion, down 2.2 percent in U.S. dollars. Organic local-currency sales increased 3.5 percent, and foreign currency translation reduced sales by 5.7 percent. All businesses grew on an organic local-currency basis, with sales growth led by construction and home improvement, stationery and office supplies, and home care.

On a geographic basis, organic local-currency sales increased 6 percent in the United States, and 3 percent in Asia Pacific. Organic local-currency sales in EMEA were flat year-on-year, and Latin America/Canada declined 1 percent.

Consumer operating income was $792 million, up 6.8 percent from the first nine months last year. Operating income margins were 23.8 percent, compared to 21.8 percent in the same period last year, helped by lower raw material costs and strong productivity.

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

As discussed in Note 2, in August 2015, 3M acquired Capital Safety for a total enterprise value (cash paid and debt assumed) of $2.5 billion. As also discussed in Note 2, in August 2015, 3M acquired Polypore’s Separations Media business for a total purchase price of $1.0 billion. 3M had sufficient sources of liquidity to fund these acquisitions, including cash and cash equivalents, marketable securities, and access to capital markets.

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of September 30, 2015, and December 31, 2014.

	September 30,	December 31,
(Millions)	2015	2014

Total Debt	$11,253	$6,837
Less: Cash and cash equivalents and marketable securities	1,771	3,351
Net Debt	$9,482	$3,486

In the first nine months of 2015, net debt increased by $6.0 billion to a net debt balance of $9.5 billion. The first nine months 2015 net debt increase was driven by the May and August 2015 debt issuances of approximately $3.4 billion (discussed in Note 7 and below), plus commercial paper issuances of $800 million,  in addition to a reduction in cash, cash equivalents and marketable securities of $1.6 billion. Details related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, cash equivalents and marketable securities:

At September 30, 2015, 3M had $1.8 billion of cash, cash equivalents and marketable securities, of which approximately $1.7 billion was held by the Company’s foreign subsidiaries and approximately $130 million was held by the United States. Of the $1.7 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $480 million, or 29 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate debt securities and other high-quality fixed income securities. At December 31, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.3 billion and less than $100 million, respectively.

Total debt:

The Company’s total debt was $4.4 billion higher at September 30, 2015 when compared to December 31, 2014, with the increase primarily due to May 2015 and August 2015 debt issuances (approximately $3.4 billion),  in addition to commercial paper issuances ($800 million). The May 2015 debt issuances had an aggregated principal amount of 1.750 billion Euros, or approximately $1.9 billion at issuance date exchange rates. The August 2015 debt issuances had an aggregated principal amount of $1.5 billion  (debt issuances are discussed further in Note 7). The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, 3M has chosen to stagger its maturity profile to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

Effective May 16, 2014, the Company updated its “well-known seasoned issuer” shelf registration statement, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. As of September 30, 2015, the total amount of debt issued as part of the medium-term note program (Series F), inclusive of debt issued in 2011 and 2012, plus the 2014 and  2015 Series F debt referenced below, is approximately $8.17 billion (utilizing the foreign exchange rate applicable at the time of issuance for the Euro denominated debt).

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

•

In August 2015, 3M issued $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018 with a coupon rate of 1.375%, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020 with a coupon rate of 2.0%, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025 with a coupon rate of 3.0%. Upon debt issuance, the Company entered into two interest rate swaps; the first converted the entire $450 million three-year fixed rate note, and the second converted $300 million of the five-year fixed rate note to an interest rate based on a floating three-month LIBOR index. These debt issuances were from the medium-term notes program (Series F).

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

In August 2014, 3M amended and extended the existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at September 30, 2015. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total

EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2015, this ratio was approximately 63 to 1. Debt covenants do not restrict the payment of dividends.

In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit agreement, which was fully drawn as of December 31, 2012. 3M repaid 36 million British Pounds in the first quarter of 2014, with the remaining balance of 30 million British Pounds repaid in December 2014. Apart from the committed facilities, $221 million in stand-alone letters of credit and $23 million in bank guarantees were also issued and outstanding at September 30, 2015. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of investment opportunities going forward. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.576 billion at September 30, 2015, compared with $5.767 billion at December 31, 2014, a decrease of $1.191 billion. Current asset balance changes decreased working capital by $157 million, driven by decreases in cash, cash equivalents, and current marketable securities, which were partially offset by increases in accounts receivable and other current assets. Current liability balance changes decreased working capital by $1.034 billion, largely due to increases in short-term debt, partially offset by decreases in other current liabilities, accrued income taxes, and accounts payable. The other current liability decrease largely related to the dividend that was declared in December 2014, but not paid until March 2015 (discussed in Note 4).

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as current quarter net sales multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.6 at September 30, 2015 compared to 5.0 at December 31, 2014. Receivables increased $372 million, or 8.8 percent, compared with December 31, 2014, as acquisitions added $103 million. In addition, higher September 2015 sales compared to December 2014 sales contributed to this increase. Currency translation impacts decreased accounts receivable by $209 million. Inventories increased $3 million compared with December 31, 2014. Currency translation decreased inventories by $233 million, which was partially offset by acquisitions which added $103 million. Accounts payable decreased $207 million when compared with December 31, 2014, with $65 million of the decrease related to currency translation and the balance primarily related to changes in business activity.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2015	2014

Net income including noncontrolling interest	$3,802	$3,819
Depreciation and amortization	1,038	1,058
Company pension contributions	(213)	(107)
Company postretirement contributions	(3)	(5)
Company pension expense	319	232
Company postretirement expense	99	61
Stock-based compensation expense	233	221
Income taxes (deferred and accrued income taxes)	(195)	(25)
Excess tax benefits from stock-based compensation	(137)	(121)
Accounts receivable	(478)	(587)
Inventories	(139)	(232)
Accounts payable	(112)	55
Other — net	(132)	74
Net cash provided by operating activities	$4,082	$4,443

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2015, cash flows provided by operating activities decreased $361 million compared to the same period last year, with this decline driven by higher cash taxes and higher pension contributions. The combination of accounts receivable, inventories and accounts payable increased working capital by $729 million in the first nine months of 2015, compared to increases of $764 million in the first nine months of 2014, primarily driven by year-on-year increases in working capital requirements due to increasing sales. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, the Company believes free cash flow and free cash flow conversion are useful measures of performance. 3M uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow for the nine months ended September 30, 2015 and 2014.

	Nine months ended
	September 30,
(Millions)	2015	2014

Net cash provided by operating activities	$4,082	$4,443
Purchases of property, plant and equipment (PP&E)	(1,015)	(1,003)
Free Cash Flow	$3,067	$3,440
Free Cash Flow Conversion	81%	91%

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2015	2014

Purchases of property, plant and equipment (PP&E)	$(1,015)	$(1,003)
Proceeds from sale of PP&E and other assets	17	116
Acquisitions, net of cash acquired	(2,910)	(94)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	1,256	383
Proceeds from sale of businesses	19	—
Other investing activities	22	20
Net cash used in investing activities	$(2,611)	$(578)

Capital spending was $1.015 billion in the first nine months of 2015, compared to $1.003 billion in the first nine months of 2014. The Company expects 2015 capital spending to be approximately $1.4 billion to $1.5 billion.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first nine months of 2015 relate to the divestiture of the static control business within the Electronics and Energy business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to corporate debt securities, asset-backed securities, agency securities, and other securities, which are classified as available-for-sale. 3M has assess to sufficient sources of liquidity, including marketable securities, that were used to help fund the third-quarter 2015 acquisitions disclosed in Note 2. Refer to Note 6 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2015	2014

Change in short-term debt — net	$1,160	$1,935
Repayment of debt (maturities greater than 90 days)	(793)	(1,551)
Proceeds from debt (maturities greater than 90 days)	3,420	1,064
Total cash change in debt	$3,787	$1,448
Purchases of treasury stock	(4,104)	(4,373)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	518	739
Dividends paid to stockholders	(1,933)	(1,672)
Excess tax benefits from stock-based compensation	137	121
Purchase of noncontrolling interest	—	(699)
Other — net	(99)	(37)
Net cash used in financing activities	$(1,694)	$(4,473)

Total debt at September 30, 2015 was $11.3 billion, up from $6.8 billion at year-end 2014, with the increase primarily due to May 2015 and August 2015 debt issuances, plus commercial paper issuances. Total debt was 48 percent of total capital (total capital is defined as debt plus equity) at September 30, 2015, compared to 34 percent of total capital at year-end 2014.

Changes in short-term debt for the nine months ended September 30, 2015 primarily related to commercial paper issuances ($800 million), but also included bank borrowings by international subsidiaries. Repayment of debt primarily related to debt assumed (and paid off) as part of the Capital Safety acquisition (refer to Note 2). Proceeds from debt for the nine months ended September 30, 2015 primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate total approximately $1.9 billion at issue date exchange rates. In addition, August 2015 issuances included $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025, which in aggregate total $1.5 billion (refer to Note 7 for more detail).

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

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2015, the Company purchased $4.104 billion of stock, compared to $4.373 billion in the first nine months of 2014. The Company expects full-year 2015 gross share repurchases will be in the range of $5.0 billion to $5.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.933 billion in the first nine months of 2015, compared to $1.672 billion in the first nine months of 2014. 3M has paid dividends each year since 1916. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share, an increase of 20 percent. This is equivalent to an annual dividend of $4.10 per share and marked the 57th consecutive year of dividend increases for 3M.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2014 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2015. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2015	1,628,420	$161.61	1,628,420	$6,440
February 1-28, 2015	1,451,986	$166.64	1,449,538	$6,198
March 1-31, 2015	2,001,351	$164.58	2,000,848	$5,869
Total January 1-March 31, 2015	5,081,757	$164.22	5,078,806	$5,869
April 1-30, 2015	2,937,143	$160.60	2,934,726	$5,398
May 1-31, 2015	3,966,294	$160.30	3,966,100	$4,762
June 1-30, 2015	4,294,763	$157.50	4,294,763	$4,085
Total April 1-June 30, 2015	11,198,200	$159.30	11,195,589	$4,085
July 1-31, 2015	4,943,483	$154.28	4,943,483	$3,323
August 1-31, 2015	2,428,004	$144.75	2,428,004	$2,971
September 1-30, 2015	2,371,046	$140.13	2,369,922	$2,639
Total July 1-September 30, 2015	9,742,533	$148.46	9,741,409	$2,639
Total January 1-September 30, 2015	26,022,490	$156.20	26,015,804	$2,639

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.32 are management contracts or compensatory plans or arrangements.

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

	(10.10)	3M 2005 Management Stock Ownership Program is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.
	(10.11)	Amendments of 3M 2005 Management Stock Ownership Program is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.12)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.13)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.14)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
	(10.15)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.16)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.17)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.

(10.18)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.20)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.21)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.22)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.23)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.24)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.26)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.27)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.28)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.29)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.30)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.31)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.32)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.33)	Amended and restated five-year credit agreement as of August 5, 2014, is incorporated by reference from our Form 8-K dated August 8, 2014.
(10.34)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed with the SEC on October 29, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2015 and 2014 (iii) the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: October 29, 2015

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)