Form 10-K
period 2015-12-31
3M CO
filed 2016-02-11
CIK 66740

low

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share EUR 500 Million Notes due 2018 EUR 750 Million Notes due 2026 EUR 650 Million Notes due 2020 EUR 600 Million Notes due 2023 EUR 500 Million Notes due 2030

New York Stock Exchange, Inc.
Chicago Stock Exchange, Inc.

New York Stock Exchange, Inc.

New York Stock Exchange, Inc.

New York Stock Exchange, Inc.

New York Stock Exchange, Inc.

New York Stock Exchange, Inc.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $91.4 billion as of January 31, 2016 (approximately $96.4 billion as of June 30, 2015, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2016: 605,038,186

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2015) for its annual meeting to be held on May 10, 2016, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2015

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

PART I

Item 1. Business.

3M Company was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 18, refer to the Notes to Consolidated Financial Statements in Item 8.

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

General

3M is a diversified technology company with a global presence in the following businesses: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

At December 31, 2015, the Company employed 89,446 people (full-time equivalents), with 35,973 employed in the United States and 53,473 employed internationally.

Business Segments

As described in Note 16, effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions.

3M manages its operations in five business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Industrial Business: The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M purification (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. 3M develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. In August 2015, 3M acquired assets and liabilities associated with Polypore International, Inc.’s Separations Media business, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments.

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, sealants, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; and coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market. 3M purification provides a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases. Other industrial products include fluoroelastomers for seals, tubes and gaskets in engines.

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

Safety and Graphics Business: The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles. In August 2015, 3M acquired Capital Safety Group S.A.R.L., a leading global provider of fall protection equipment.

This segment’s products include personal protection products, such as certain disposable and reusable respirators, personal protective equipment, head and face protection, body protection, hearing protection and protective eyewear, plus reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations. In traffic safety and security, 3M provides reflective sheeting used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems, in addition to electronic surveillance products, and films that protect against counterfeiting. Traffic safety and security also provides finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises, in addition to remote people-monitoring technologies used for offender-monitoring applications. Major commercial graphics products include films, inks, and related products used to produce graphics for vehicles, signs and interior surfaces. Other products include spill-control sorbents; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; natural and color-coated mineral granules for asphalt shingles; plus fall protection equipment.

Health Care Business: The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, health information systems, and food manufacturing and testing. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, oral care solutions (dental and orthodontic products), health information systems, and food safety products. In April 2014, 3M purchased all of the outstanding equity interests of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers. In March 2015, 3M acquired Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

In the medical and surgical areas, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, electrodes and stethoscopes. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, as well as sterilization assurance equipment and patient warming solutions designed to prevent hypothermia in surgical settings. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Oral care solutions include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances, as well as digital workflow solutions to transform traditional impression and analog processes. In health information systems, 3M develops and markets computer software for hospital coding and data classification, and provides related consulting services. 3M provides food safety products that make it faster and easier for food processors to test the microbiological quality of food.

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

Major consumer products include Scotch® brand products, such as Scotch® Magic™ Tape, Scotch® Glue Stick and Scotch® Cushioned Mailer; Post-it® Products, such as Post-it® Flags, Post-it® Note Pads, Post-it® Labeling & Cover-up Tape, and Post-it® Pop-up Notes and Dispensers; construction and home improvement products, including surface-preparation and wood-finishing materials, Command™ Adhesive Products and Filtrete™ Filters for furnaces and air conditioners; home care products, including Scotch-Brite® Scour Pads, Scotch-Brite® Scrub Sponges, Scotch-Brite® Microfiber Cloth products, O-Cel-O™ Sponges; protective material products, such as Scotchgard™ Fabric Protectors; certain maintenance-free respirators; certain consumer retail personal safety products, including safety glasses, hearing protectors, and 3M Thinsulate™ Insulation, which is used in jackets, pants, gloves, hats and boots to keep people warm; Nexcare™ Adhesive Bandages; and ACE® branded (and related brands) elastic bandage, supports and thermometer product lines.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales and profit growth. Research, development and related expenses totaled $1.763 billion in 2015, $1.770 billion in 2014 and $1.715 billion in 2013. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.223 billion in 2015, $1.193 billion in 2014 and $1.150 billion in 2013. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Raw Materials

In 2015, the Company experienced declining costs for most raw material categories and transportation fuel, due largely to the significant price decreases in crude oil. This in turn drove year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 14, Commitments and Contingencies).

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

In 2015, 3M expended about $26 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s emphasis on environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $51 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 11, 2016).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2011-2015
Inge G. Thulin	62	Chairman of the Board, President and Chief Executive Officer	2012	President and Chief Executive Officer, 2012 Executive Vice President and Chief Operating Officer, 2011-2012 Executive Vice President, International Operations, 2004-2011

James L. Bauman	56	Executive Vice President, Electronics and Energy Business Group	2015	Senior Vice President, Business Transformation, Americas, 2015 Senior Vice President, Asia Pacific, 2012-2014 Vice President and General Manager, Optical Systems Division, 2008-2012

Julie L. Bushman	54	Senior Vice President, Business Transformation and Information Technology	2013

Executive Vice President, Safety and Graphics, 2012-2013

Executive Vice President, Safety, Security and Protection Services Business, 2011-2012

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2007-2011

Joaquin Delgado	56	Executive Vice President, Health Care Business Group	2012	Executive Vice President, Electro and Communications Business, 2009-2012

Ivan K. Fong	54	Senior Vice President, Legal Affairs and General Counsel	2012	General Counsel, U.S. Department of Homeland Security, 2009-2012

Nicolas C. Gangestad	51	Senior Vice President and Chief Financial Officer	2014	Vice President, Corporate Controller and Chief Accounting Officer, 2011-2014 Director, Corporate Accounting, 2007-2011

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2011-2015
Paul A. Keel	46	Senior Vice President, Supply Chain	2014	Managing Director, 3M United Kingdom-Ireland Region, 2013-2014 Vice President and General Manager, Skin and Wound Care Division, 2010-2013

Ashish K. Khandpur	48	Senior Vice President, Research and Development, and Chief Technology Officer	2014

Vice President and General Manager, Personal Safety Division, 2014

Vice President, Research and Development, Industrial Business Group, 2013

Vice President, Research and Development, Industrial and Transportation Business, 2012

Technical Director, Industrial and Transportation Business, Asia Pacific, 2011

Technical Director, 3M India and Sri Lanka, and Technical Director, Industrial and Transportation Business, Asia Pacific, 2010-2011

Jon T. Lindekugel	52	Senior Vice President, Business Development and Marketing-Sales	2015	Senior Vice President, Business Development, 2014-2015 President, Health Information Systems Inc., 2008-2014

Frank R. Little	55	Executive Vice President, Safety and Graphics Business Group	2013

Vice President and General Manager, Personal Safety Division, 2013

Vice President and General Manager, Occupational Health and Environmental Safety Division, 2011-2012

Managing Director, 3M Korea, 2008-2011

Marlene M. McGrath	53	Senior Vice President, Human Resources	2012	Vice President, Human Resources, International Operations, 2010-2012

Kimberly F. Price	56	Senior Vice President, Corporate Communications and Enterprise Services	2016	Vice President, 3Mgives, 2013-2015 Vice President, Community Affairs, 2012-2013 Assistant General Counsel, Office of General Counsel, 2000-2012

Michael F. Roman	56	Executive Vice President, Industrial Business Group	2014

Senior Vice President, Business Development, 2013-2014

Vice President and General Manager, Industrial Adhesives and Tapes Division, 2011-2013

Vice President and General Manager, Renewable Energy Division, 2009-2011

Hak Cheol Shin	58	Executive Vice President, International Operations	2011	Executive Vice President, Industrial and Transportation Business, 2006-2011

Jesse G. Singh	50	Senior Vice President, Supply Chain Transformation	2016

President, Health Information Systems, 2015-2016

Senior Vice President, Marketing and Sales, 2014-2015

Vice President and General Manager, Stationery and Office Supplies Division, 2012-2013

President, Sumitomo 3M Limited, 2007-2012

Michael G. Vale	49	Executive Vice President, Consumer Business Group	2012	Executive Vice President, Consumer and Office Business, 2011-2012 Managing Director, 3M Brazil, 2009-2011

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast”  and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

•	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
•

worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,

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

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this document, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Financial Condition and Liquidity” and annually in “Critical Accounting Estimates.”  Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this document, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Form 10-K, 10-Q and 8-K filed with the SEC from time to time.

Item 1A. Risk Factors.

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic, political, and capital markets conditions. The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States. The Company’s business is subject to global competition and geopolitical risks and may be adversely affected by factors in the United States and other countries that are beyond its control, such as slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven recovery, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, tax laws, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates.

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The Company’s ongoing transition to a more optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings. Because the Company’s financial statements are denominated in U.S. dollars and approximately 60 percent of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

* The Company’s future results may be affected if the Company generates fewer productivity improvements than estimated. The Company utilizes various tools, such as Lean Six Sigma, and engages in ongoing global business transformation. Business transformation is defined as changes in processes and internal/external service delivery across 3M to move to more efficient business models to improve operational efficiency and productivity, while allowing 3M to serve customers with greater speed and efficiency. This is enabled by the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis. There can be no assurance that all of the projected productivity improvements will be realized.

* The Company employs information technology systems to support its business, including ongoing phased implementation of an ERP system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers,  suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, and maintenance of backup and protective systems) which are continuously reviewed and upgraded, the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attack by hackers or breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers including cloud services, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of threats to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

* The Company's defined benefit pension and postretirement plans are subject to financial market risks that could adversely impact our results. The performance of financial markets and discount rates impact the Company's funding obligations under its defined benefit plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets, and relevant legislative or regulatory changes relating to defined benefit plan funding may increase the Company's funding obligations and adversely impact its results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 88 manufacturing facilities in 29 states. The Company operates 127 manufacturing and converting facilities in 37 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2015, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2016, there were 84,607 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $1.025 per share for each of the second, third, and fourth quarters of 2015. Cash dividends declared in the fourth quarter of 2014 included a dividend paid in November 2014 of $0.855 per share and a dividend paid in March 2015 of $1.025 per share. Cash dividends declared and paid totaled $0.855 per share for each of the second and third quarters of 2014.  Cash dividends declared in the fourth quarter of 2013 include a dividend paid in March 2014 of $0.855 per share. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015 High	$170.50	$167.70	$157.94	$160.09	$170.50
2015 Low	157.74	153.92	134.00	138.57	134.00
2014 High	$139.29	$145.53	$147.87	$168.16	$168.16
2014 Low	123.61	132.02	138.43	130.60	123.61

Issuer Purchases of Equity Securities

Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In February 2016, 3M’s Board of Directors replaced the Company’s February 2014 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2015	1,628,420	$161.61	1,628,420	$6,440
February 1-28, 2015	1,451,986	$166.64	1,449,538	$6,198
March 1-31, 2015	2,001,351	$164.58	2,000,848	$5,869
Total January 1-March 31, 2015	5,081,757	$164.22	5,078,806	$5,869
April 1-30, 2015	2,937,143	$160.60	2,934,726	$5,398
May 1-31, 2015	3,966,294	$160.30	3,966,100	$4,762
June 1-30, 2015	4,294,763	$157.50	4,294,763	$4,085
Total April 1-June 30, 2015	11,198,200	$159.30	11,195,589	$4,085
July 1-31, 2015	4,943,483	$154.28	4,943,483	$3,323
August 1-31, 2015	2,428,004	$144.75	2,428,004	$2,971
September 1-30, 2015	2,371,046	$140.13	2,369,922	$2,639
Total July 1-September 30, 2015	9,742,533	$148.46	9,741,409	$2,639
October 1-31, 2015	1,922,628	$151.09	1,922,628	$2,349
November 1-30, 2015	2,052,151	$157.89	2,051,444	$2,025
December 1-31, 2015	3,669,029	$152.01	3,669,029	$1,467
Total October 1-December 31, 2015	7,643,808	$153.36	7,643,101	$1,467
Total January 1-December 31, 2015	33,666,298	$155.56	33,658,905	$1,467

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Years ended December 31:
Net sales	$30,274	$31,821	$30,871	$29,904	$29,611
Net income attributable to 3M	4,833	4,956	4,659	4,444	4,283
Per share of 3M common stock:
Net income attributable to 3M — basic	7.72	7.63	6.83	6.40	6.05
Net income attributable to 3M — diluted	7.58	7.49	6.72	6.32	5.96
Cash dividends declared per 3M common share	3.075	3.59	3.395	2.36	2.20
Cash dividends paid per 3M common share	4.10	3.42	2.54	2.36	2.20
At December 31:
Total assets	$32,718	$31,209	$33,304	$33,841	$31,584
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	8,799	6,764	4,367	4,970	4,549

In 2015, 3M’s Board of Directors declared a second, third, and fourth quarter dividend of $1.025 per share, which resulted in total year 2015 declared dividends of $3.075 per share. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015), which when added to second, third, and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share paid in March 2014.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 16,  effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Restructuring actions:

During the fourth quarter of 2015, management approved and committed to undertake certain restructuring actions primarily focused on structural overhead, largely in the U.S., and slower-growing markets, with particular emphasis on EMEA and Latin America. This impacted approximately 1,700 positions worldwide and resulted in a fourth-quarter 2015 pre-tax charge of $114 million, $88 million after-tax or $0.14 per diluted share.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for 2015 compared to 2014, and 2014 compared to 2013.

	Year ended
	December 31,
(Earnings per diluted share)	2015	2014
Same period last year	$7.49	$6.72
Increase/(decrease) in earnings per share - diluted, due to:
Operational benefits	0.40	0.66
Restructuring charges	(0.14)	—
Acquisitions and divestitures	(0.02)	—
Foreign exchange impacts	(0.43)	(0.15)
Income tax rate	—	(0.08)
Shares of common stock outstanding	0.28	0.34
Current period	$7.58	$7.49

For total year 2015, net income attributable to 3M was $4.833 billion, or $7.58 per diluted share, compared to $4.956 billion, or $7.49 per diluted share, in 2014, an increase of 1.2 percent on a per diluted share basis. Operational benefits include the combination of selling price increases and raw material cost decreases, partially offset by higher pension/postretirement benefit costs. Restructuring actions (discussed above) resulted in an after-tax charge of 14 cents per diluted share. Acquisition and divestiture impacts primarily relate to the Capital Safety and Polypore Separations Media acquisitions, and the divestitures of the license plate converting business in France and substantially all of the library systems business. Foreign exchange impacts decreased earnings per diluted share by approximately 43 cents year-on-year, driven by average year-on-year changes in foreign exchange rates in the Euro of 17 percent, Yen of 12 percent, and Brazil Real of 30 percent. The income tax rate was largely unchanged year-on-year. Weighted-average diluted shares outstanding in 2015 declined 3.7 percent year-on-year to 637.2 million, which increased earnings per diluted share by approximately 28 cents. Refer to the section entitled “Results of Operations” for further discussion.

For total year 2014, net income attributable to 3M was $4.956 billion, or $7.49 per diluted share, compared to $4.659 billion, or $6.72 per diluted share, in 2013, an increase of 11.5 percent on a per diluted share basis. Operational benefits include a significant benefit from the combination of selling price increases and raw material cost decreases, plus profit leverage on organic volume growth. Foreign exchange impacts decreased earnings per diluted share by approximately 15 cents per diluted share. The income tax rate was 28.9 percent in 2014, up 0.8 percentage points versus 2013, which decreased earnings per diluted share by approximately 8 cents. Weighted-average diluted shares outstanding in 2014 declined 4.6 percent year-on-year to 662.0 million, which increased earnings per diluted share by approximately 34 cents.

Fourth-quarter 2015 sales and operating income results:

Fourth-quarter 2015 net income attributable to 3M was $1.038 billion, or $1.66 per diluted share, compared to $1.179 billion, or $1.81 per diluted share, in the fourth quarter of 2014. Fourth-quarter 2015 sales totaled $7.3 billion, a decrease of 5.4 percent from the fourth quarter of 2014. 3M achieved organic local-currency sales growth (which includes organic volume and selling price impacts) in Health Care, and Consumer, with declines in Industrial, Safety and Graphics, and Electronics and Energy. Organic local-currency sales increased 4.5 percent in Health Care, led by health information systems, food safety, oral care, drug delivery systems, and critical and chronic care. Organic local-currency sales increased 2.7 percent in the Consumer business segment, with positive growth in the construction and home improvement business, stationery and office supplies, and home care, while consumer health care declined. Organic local-currency sales declined 1.8 percent in Industrial, with sales growth in 3M purification and automotive OEM more than offset by declines in industrial adhesives and tapes, abrasives, and advanced materials. Organic local-currency sales declined 2.5 percent in Safety and Graphics, with sales declines in personal safety partially offset by sales growth in roofing granules, and commercial solutions, while traffic safety and security was flat. Electronics and Energy organic local-currency sales growth declined 7.7 percent, with decreases in electronic-related sales in both electronics materials solutions, and display materials and systems. Energy-related organic local-currency sales declined in renewable energy, communications markets, and electrical markets. For the Company in total, organic-local currency sales declined 1.1 percent, with organic volume declines of 2.3 percent partially offset by higher selling prices which added 1.2 percent. Acquisitions added 1.9 percent to sales, which related to the March 2015 acquisition of Ivera Medical Corp. (Ivera), the August 2015 acquisition of Capital Safety Group S.A.R.L. (Capital Safety), and the August 2015 acquisition of Polypore International Inc.’s Separations Media business (Polypore).  Divestitures reduced sales by 0.4 percent, related to the January 2015 sale of the global static business, and the fourth quarter sale of the license converting business in France, along with substantially all of the library systems business. Foreign currency translation reduced sales by 5.8 percent year-on-year.

From a geographic area perspective, fourth-quarter 2015 organic local-currency sales grew 1.1 percent in EMEA. Organic local-currency sales declined 0.4 percent in the United States, 0.6 percent in Latin America/Canada, and 2.7 percent in Asia Pacific. In EMEA, Central/East Europe showed solid local-currency sales growth in the quarter, while West Europe was up slightly, and Middle East/Africa declined. Organic local-currency sales in the United States declined, as 3M experienced weak end-market demand in its industrial-related businesses. The consumer-oriented businesses (Health Care and Consumer) continued to deliver positive organic growth. Organic local-currency sales in Latin America/Canada declined. In Latin America, Mexico continued its trend of strong organic growth, increasing 7 percent, while Brazil declined 6 percent. Organic local-currency sales in Asia Pacific declined 2.7 percent. Three of five business groups posted positive growth in the Asia Pacific region, led by Health Care and Consumer, while Electronics and Energy declined. Within Asia Pacific, organic local-currency sales declined by 3 percent in both Japan and China/Hong Kong.

Operating income in the fourth quarter of 2015 was 20.5 percent of sales, compared to 21.5 percent of sales in the fourth quarter of 2014, a decrease of 1.0 percentage points. Restructuring charges reduced operating income margins by 1.6 percentage points. In addition, higher pension/postretirement benefit costs reduced margins. These impacts were partially offset by a benefit from the combination of selling price increases and raw material cost decreases.

Year 2015 sales and operating income results:

Sales totaled $30.3 billion, a decrease of 4.9 percent from 2014. From a business segment perspective, organic local-currency sales increased 3.7 percent in Health Care, 3.4 percent in Consumer, 2.4 percent in Safety and Graphics, and 0.7 percent in Industrial, while sales declined 1.9 percent in Electronics and Energy. From a geographic area perspective, 2015 organic local-currency sales grew 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. For the Company in total, organic local-currency sales grew 1.3 percent, with higher organic volumes contributing 0.2 percent and selling price increases contributing 1.1 percent. Acquisitions added 0.8 percent to sales, while divestitures reduced sales by 0.2 percent. Foreign currency translation reduced sales by 6.8 percent year-on-year. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” for additional detail.

Operating income in 2015 was 22.9 percent of sales, compared to 22.4 percent of sales in 2014, an increase of 0.5 percentage points. These results included a benefit from the combination of selling price increases and raw material cost decreases, partially offset by higher pension/postretirement benefit costs. Refer to the section entitled “Results of Operations” for further discussion.

Year 2014 sales and operating income results:

For total year 2014, net income attributable to 3M was $4.956 billion, or $7.49 per diluted share, compared to $4.659 billion, or $6.72 per diluted share, in 2013, an increase of 11.5 percent on a per diluted share basis. Sales totaled $31.8 billion, an increase of 3.1 percent from 2013. From a business segment perspective, organic local-currency sales grew 5.8 percent in Health Care, 5.4 percent in Safety and Graphics, 5.2 percent in Electronics and Energy, 4.9 percent in Industrial, and 3.9 percent in Consumer. From a geographic area perspective, 2014 organic local-currency sales grew 6.3 percent in Asia Pacific, 4.9 percent in the United States, 4.5 percent in Latin America/Canada, and 3.2 percent in EMEA. For the Company in total, organic local-currency sales grew 4.9 percent, with higher organic volumes contributing 3.9 percent and selling price increases contributing 1.0 percent. Acquisitions added 0.1 percent to sales, driven by the Treo acquisition. Foreign currency translation reduced sales by 1.9 percent year-on-year.

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

Sales and operating income by business segment:

The following table contains sales and operating income results by business segment for the years ended December 31, 2015 and 2014. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

							2015 vs 2014
	2015			2014			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$10,328	34.1%	$2,263	$10,990	34.5%	$2,389	(6.0)%	(5.3)%
Safety and Graphics	5,515	18.2%	1,305	5,732	18.0%	1,296	(3.8)%	0.7%
Health Care	5,420	17.9%	1,724	5,572	17.5%	1,724	(2.7)%	—%
Electronics and Energy	5,220	17.2%	1,102	5,604	17.6%	1,115	(6.8)%	(1.1)%
Consumer	4,422	14.6%	1,046	4,523	14.2%	995	(2.2)%	5.2%
Corporate and Unallocated	1	—%	(355)	4	—%	(251)	—	—
Elimination of Dual Credit	(632)	(2.0)%	(139)	(604)	(1.8)%	(133)	—	—
Total Company	$30,274	100.0%	$6,946	$31,821	100.0%	$7,135	(4.9)%	(2.6)%

Sales in 2015 decreased 4.9 percent, substantially impacted by foreign currency translation, which reduced sales by 6.8 percent. Sales in U.S. dollars declined in Consumer by 2.2 percent, Health Care by 2.7 percent, Safety and Graphics by 3.8 percent, Industrial by 6.0 percent, and Electronics and Energy by 6.8 percent. Total company organic local-currency sales growth (which includes organic volume and selling price impacts) was 1.3 percent, acquisitions added 0.8 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 6.8 percent. All of 3M’s five business segments posted operating income margins of approximately 21 percent or more in 2015. Worldwide operating income margins for 2015 were 22.9 percent, compared to 22.4 percent for 2014.

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

Financial condition:

3M generated $6.4 billion of operating cash flow in 2015, a decrease of $206 million when compared to 2014. This followed an increase of $809 million when comparing 2014 to 2013. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, which replaced the Company’s February 2014 repurchase program. This new program has no pre-established end date. In 2015,  2014, and 2013, the Company purchased more than $5 billion of its own stock each year. The Company expects to purchase $4 billion to $6 billion of its own stock in 2016. In February 2016, 3M’s Board of Directors declared a first-quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This marked the 58th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 48 percent at December 31, 2015,  34 percent at December 31, 2014, and 25 percent at December 31, 2013.  The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company has significant cash on hand and sufficient additional access to capital markets to meet its funding needs.

Raw materials:

In 2015, the Company experienced declining costs for most raw material categories and transportation fuel, due largely to the significant price decreases in crude oil. This in turn drove year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts.

Pension and postretirement defined benefit/contribution plans:

On a worldwide basis, 3M’s pension and postretirement plans were 86 percent funded at year-end 2015. The primary U.S. qualified pension plan, which is approximately 69 percent of the worldwide pension obligation, was 91 percent funded and the international pension plans were 90 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2015 for the primary U.S. qualified pension plan was 0.7%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2016 is 7.50%, down 0.25% from 2015. The primary U.S. qualified pension plan year-end 2015 discount rate was 4.47%, up 0.37 percentage points from the year-end 2014 discount rate of 4.10%. The increase in U.S. discount rates resulted in a decreased valuation of the projected benefit obligation (PBO), however the plan’s funded status decreased slightly in 2015 as the growth in the PBO increased at a greater rate than the plan assets returned in 2015. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 11 (Pension and Postretirement Benefit Plans).

3M expects to contribute approximately $100 million to $200 million of cash to its global defined benefit pension and postretirement plans in 2016. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016. 3M expects global defined benefit pension and postretirement expense in 2016 (before settlements, curtailments, special termination benefits and other) to decrease by approximately $320 million pre-tax when compared to 2015. Refer to “Critical Accounting Estimates” within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

Beginning on January 1, 2016, with respect to defined contribution plans, the Company reduced its match on employee 401(k) contributions for U.S. employees. Previously, based on the date the employee was hired, up to 6% of eligible compensation was matched in cash at rates of 60%, 75% or 100%. Beginning in 2016, 5% of eligible compensation will be matched at rates of 45%, 60% or 100%, respectively. The reduction in the company’s match is anticipated to reduce 2016 defined contribution pension expense by approximately $35 million.

RESULTS OF OPERATIONS

Net Sales:

	2015			2014
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$12,049	$18,225	$30,274	$11,714	$20,107	$31,821
% of worldwide sales	39.8%	60.2%		36.8%	63.2%
Components of net sales change:
Volume — organic	1.7%	(0.5)%	0.2%	4.4%	3.8%	3.9%
Price	0.4	1.4	1.1	0.5	1.2	1.0
Organic local-currency sales	2.1	0.9	1.3	4.9	5.0	4.9
Acquisitions	1.2	0.5	0.8	0.2	—	0.1
Divestitures	(0.4)	(0.1)	(0.2)	(0.1)	—	—
Translation	—	(10.7)	(6.8)	—	(3.0)	(1.9)
Total sales change	2.9%	(9.4)%	(4.9)%	5.0%	2.0%	3.1%

In 2015, organic local-currency sales grew 1.3 percent, with increases of 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. Organic local-currency sales growth was 1.6 percent across developing markets, and 1.2 percent in developed markets. Worldwide organic local-currency sales grew 3.7 percent in Health Care, 3.4 percent in Consumer, 2.4 percent in Safety and Graphics, and 0.7 percent in Industrial, while sales declined 1.9 percent in Electronics and Energy. Acquisitions added 0.8 percent to worldwide growth, while divestitures reduced worldwide growth by 0.2 percent. Foreign currency translation reduced worldwide sales growth by 6.8 percent.

Worldwide selling prices rose 1.1 percent in 2015. Selling prices continue to be supported by technology innovation, which is a key fundamental strength of the Company, helping to drive unique customer solutions and an increasing flow of new products.

In 2014, organic local-currency sales grew 4.9 percent, with increases of 6.3 percent in Asia Pacific, 4.9 percent in the United States, 4.5 percent in Latin America/Canada, and 3.2 percent in EMEA. Organic local-currency sales grew 5.6 percent across developing markets, and 4.5 percent in developed markets. Worldwide organic local-currency sales grew 5.8 percent in Health Care, 5.4 percent in Safety and Graphics, 5.2 percent in Electronics and Energy, 4.9 percent in Industrial, and 3.9 percent in Consumer. Acquisitions added 0.1 percent to worldwide growth and foreign currency translation reduced worldwide sales growth by 1.9 percent.

Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

				2015 versus	2014 versus
(Percent of net sales)	2015	2014	2013	2014	2013
Cost of sales	50.9%	51.7%	52.1%	(0.8)%	(0.4)%
Selling, general and administrative expenses	20.4	20.3	20.7	0.1	(0.4)
Research, development and related expenses	5.8	5.6	5.6	0.2	—
Operating income	22.9%	22.4%	21.6%	0.5%	0.8%

Pension and postretirement expense increased $165 million in 2015 compared to 2014, compared to a decrease of $162 million in 2014 compared to 2013. Year 2015 includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million. Pension and postretirement expense is recorded in cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to Note 11 (Pension and Postretirement Plans) for components of net periodic benefit cost and the assumptions used to determine net cost.

The Company is investing in business transformation. Business transformation is defined as changes in processes and internal/external service delivery across 3M to move to more efficient business models to improve operational efficiency and productivity, while allowing 3M to serve customers with greater speed and efficiency. This is enabled by the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis.

In the fourth quarter of 2015, as discussed within the Overview section above, 3M incurred restructuring charges impacting operating expenses as follows:

(Millions)	2015
Cost of sales	40
Selling, general and administrative expenses	62
Research, development and related expenses	12
Total	$114

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of net sales, was 50.9 percent in 2015, a decrease of 0.8 percentage points from 2014. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 1.1 percent and raw material cost deflation was favorable by approximately 3.5 percent year-on-year. In addition, higher pension and postretirement costs (of which a portion impacts cost of sales) and fourth quarter 2015 restructuring charges, increased cost of sales as a percent of sales.

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

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) decreased $287 million, or 4.4 percent, in 2015 when compared to 2014. The translation of foreign currencies into U.S. dollars reduced SG&A expense, as evidenced by our foreign currency translation impact which reduced worldwide sales by 6.8 percent. This foreign currency translation benefit was partially offset by higher pension and postretirement expense and fourth quarter 2015 restructuring charges. SG&A, measured as a percent of sales, increased 0.1 percentage points to 20.4 percent in 2015, compared to 20.3 percent of sales in 2014.

Selling, general and administrative expenses (SG&A) increased $85 million, or 1.3 percent, in 2014 when compared to 2013. Year 2014 included strategic investments in business transformation, while lower pension and postretirement expense benefitted SG&A. SG&A, measured as a percent of sales, decreased 0.4 percentage points to 20.3 percent in 2014, compared to 20.7 percent of sales in 2013.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) decreased $7 million, or 0.4 percent, in 2015 compared to 2014. R&D increased 3.2 percent in 2014 compared to 2013. 3M continued to support its key growth initiatives, including more R&D aimed at disruptive innovation, which refers to innovation which has the potential to create new markets and disrupt existing markets. In 2015, like SG&A, R&D spending in U.S. dollars was reduced due to the translation of foreign currencies into U.S. dollars. These 2015 translation benefits were partially offset by higher pension and postretirement expense in 2015 when compared to 2014. In 2014, increases in R&D, when compared to 2013, were partially offset by lower pension and postretirement expense. R&D, measured as a percent of sales, was 5.8 percent in 2015, compared to 5.6 percent in both 2014 and 2013.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for 2015 versus 2014, and 2014 versus 2013.

Operating income margin:

	Year ended
	December 31,
(Percent of net sales)	2015	2014
Same period last year	22.4%	21.6%
Increase/(decrease) in operating income margin, due to:
Selling price and raw material impacts	1.6	1.0
Organic volume growth	—	0.3
Pension and postretirement benefit costs	(0.5)	0.5
Acquisitions and divestitures	(0.2)	(0.1)
Strategic investments	(0.3)	(0.6)
Foreign exchange impacts	—	(0.3)
Restructuring charges	(0.4)	—
Productivity and other	0.3	—
Current period	22.9%	22.4%

Operating income margins were 22.9 percent in 2015 compared to 22.4 percent in 2014, an increase of 0.5 percentage points. These results included a significant benefit from the combination of higher selling prices and lower raw material costs, and a benefit from productivity and other items. These benefits were partially offset by higher pension and postretirement benefit costs, 2015 restructuring charges, higher strategic investments, and acquisition and divestiture impacts. Strategic investments include incremental programs around disruptive R&D and business transformation. Acquisition and divestiture impacts primarily relate to the Capital Safety and Polypore Separations Media acquisitions, and the divestitures of substantially all of the library systems business, along with the license plate converting business in France.

Operating income margins were 22.4 percent in 2014 compared to 21.6 percent in 2013, an increase of 0.8 percentage points. These results included a significant benefit from the combination of higher selling prices and lower raw material costs. In addition, lower year-on-year pension and postretirement benefit costs and profit leverage on organic volume growth provided benefits. Items that reduced operating income margins included strategic investments, which included investments in disruptive R&D, business transformation, the supply chain center of expertise in Europe, and portfolio management actions. The Company invested $90 million in 2014 in portfolio management actions to position 3M for greater success. Foreign currency effects and acquisition impacts (Treo) reduced operating income margins.

Interest Expense and Income:

(Millions)	2015	2014	2013
Interest expense	$149	$142	$145
Interest income	(26)	(33)	(41)
Total	$123	$109	$104

Interest Expense:  Interest expense increased slightly in 2015 compared to 2014, despite significantly higher debt levels, helped by lower average interest rates. Interest expense decreased in 2014 compared to 2013, again despite higher debt levels, primarily due to lower U.S. borrowing costs as debt maturities were replaced with lower cost financing from commercial paper and lower interest rates on new debt issuances.

Capitalized interest related to property, plant and equipment construction in progress is recorded as a reduction to interest expense. The amounts shown in the table above for interest expense are net of capitalized interest amounts of $13 million, $15 million, and $21 million, in 2015, 2014 and 2013, respectively.

Interest Income: Interest income in 2015 was lower when compared to 2014 due to lower average cash/marketable securities balances. Interest income in 2014 was lower when compared to 2013 due to lower cash balances.

Provision for Income Taxes:

(Percent of pre-tax income)	2015	2014	2013
Effective tax rate	29.1%	28.9%	28.1%

The effective tax rate for 2015 was 29.1 percent, compared to 28.9 percent in 2014, an increase of 0.2 percentage points.  The effective tax rate for 2014 was 28.9 percent, compared to 28.1 percent in 2013, an increase of 0.8 percentage points.  The changes in the rates between years are impacted by many factors, as described further in Note 8.

The Company currently expects that its effective tax rate for 2016 will be approximately 29.5 to 30.5 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws, as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2015	2014	2013
Net income attributable to noncontrolling interest	$8	$42	$62

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The changes in noncontrolling interest amounts have largely related to Sumitomo 3M Limited (Japan), which was 3M’s most significant consolidated entity with non-3M ownership interests. As discussed in Note 6, on September 1, 2014, 3M purchased the remaining 25 percent ownership in Sumitomo 3M Limited, bringing 3M’s ownership to 100 percent. Thus, effective September 1, 2014, net income attributable to noncontrolling interest was significantly reduced. The primary remaining noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $390 million and $100 million in 2015 and 2014, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $180 million and $10 million in 2015 and 2014, respectively. Refer to Note 12 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements.  As described in Note 16, effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions. 3M manages its operations in five business segments. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these five business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses increased by $104 million in 2015 when compared to 2014. This increase was driven by higher pension and postretirement benefit expenses, which increased in total by $165 million. Of this increase, $153 million was allocated to Corporate and Unallocated. Increases were also driven by fourth quarter 2015 restructuring charges of $37 million, as indicated in the below table. Items which partially offset these increases within Corporate and Unallocated included higher administrative and R&D cost absorption by the five business segments, resulting in less under-absorbed expense being allocated to Corporate.

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

Restructuring Pre-Tax Charge by Business Segment:

(Millions)	2015
Industrial	42
Safety and Graphics	11
Health Care	9
Electronics and Energy	12
Consumer	3
Corporate and Unallocated	37
Total	$114

Operating Business Segments:

Each of 3M’s business segments incurred restructuring charges in the fourth quarter of 2015, as indicated in the preceding table. In 2014, each business segment absorbed additional cost related to incremental investments related to business transformation, enabled by 3M’s global ERP implementation, which impacted each of the five business segments 2014 annual operating income margins by approximately 0.2 percentage points when compared to 2013.

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

The following discusses total year results for 2015 compared to 2014, and also discusses 2014 compared to 2013, for each business segment.

Industrial Business (34.1% of consolidated sales):

	2015	2014	2013
Sales (millions)	$10,328	$10,990	$10,657
Sales change analysis:
Organic local currency	0.7%	4.9%	4.6%
Acquisitions	0.6	—	3.6
Translation	(7.3)	(1.8)	(1.7)
Total sales change	(6.0)%	3.1%	6.5%

Operating income (millions)	$2,263	$2,389	$2,307
Percent change	(5.3)%	3.6%	2.8%
Percent of sales	21.9%	21.7%	21.6%

The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, 3M purification (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. 3M develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Year 2015 results:

Sales in Industrial totaled $10.3 billion, down 6.0 percent in U.S. dollars. Organic local-currency sales increased 0.7 percent, acquisitions added 0.6 percent, and foreign currency translation reduced sales by 7.3 percent.

On an organic local-currency sales basis:

•	Sales growth was led by 3M purification, automotive OEM, and aerospace and commercial transportation, while both automotive aftermarket, and industrial adhesives and tapes sales increased slightly.
•	Sales in advanced materials declined, primarily due to weakness in the oil and gas market. Sales in abrasive systems also declined.
•	Geographically, sales increased 4 percent in Latin America/Canada, 1 percent in Asia Pacific, and were flat in both EMEA and the United States.

Acquisitions:

•	Acquisition sales growth related to the late August 2015 acquisition of Polypore’s Separations Media business.
•

This business is a provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments. This acquisition enhances 3M’s core filtration platform and will help generate new growth opportunities across the company.

Operating income:

•	Operating income margins increased by 0.2 percentage points to 21.9 percent, helped by the combination of lower raw material costs and selective selling price increases.
•

Operating income margins were negatively impacted by 0.4 percentage points due to the $42 million restructuring charge, plus an additional 0.3 percentage points penalty due to the Polypore Separations Media acquisition.

Year 2014 results:

Sales in Industrial totaled $11.0 billion, up 3.1 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 1.8 percent.

On an organic local-currency sales basis:

•	Sales growth was positive across all businesses, led by aerospace and commercial transportation, automotive OEM, 3M purification, advanced materials, and abrasive systems.
•	Geographically, organic local-currency sales increased 6 percent in the United States, 5 percent in Asia Pacific, and 3 percent in both EMEA and Latin America/Canada.

Operating income:

•	Operating income was $2.4 billion in 2014, an increase of 3.6 percent.
•	Operating income margins increased by 0.1 percentage points to 21.7 percent.
•

Operating income margins improved due to sales volume leverage, plus the combination of selling price increases and raw material cost decreases, partially offset by incremental investments related to business transformation, enabled by 3M’s global ERP implementation.

Safety and Graphics Business (18.2% of consolidated sales):

	2015	2014	2013
Sales (millions)	$5,515	$5,732	$5,584
Sales change analysis:
Organic local currency	2.4%	5.4%	4.1%
Acquisitions	2.6	—	1.3
Divestitures	(0.4)	—	—
Translation	(8.4)	(2.7)	(2.1)
Total sales change	(3.8)%	2.7%	3.3%

Operating income (millions)	$1,305	$1,296	$1,227
Percent change	0.7%	5.6%	1.4%
Percent of sales	23.7%	22.6%	22.0%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; roofing granules for asphalt shingles; plus fall protection equipment.

Year 2015 results:

Sales in Safety and Graphics totaled $5.5 billion, down 3.8 percent in U.S. dollars. Organic local-currency sales increased 2.4 percent, and foreign currency translation reduced sales by 8.4 percent. Acquisitions added 2.6 percent, while divestitures reduced sales by 0.4 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, commercial solutions, and personal safety, while sales were flat in traffic safety and security.
•	Sales increased 6 percent in Asia Pacific, 3 percent in the United States, and 2 percent in EMEA, while sales declined 1 percent in Latin America/Canada.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in early August 2015. Capital Safety is a leading global provider of fall protection equipment.

•	In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business as discussed in Note 2.

Operating income:

•	Operating income in 2015 totaled $1.3 billion, up 0.7 percent.
•	Operating income margins were 23.7 percent of sales, compared to 22.6 percent in 2014.
•	Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity.
•	Operating income margins penalty from acquisitions was partially offset by a benefit from divestitures, which resulted in a net margin penalty of 0.2 percentage points.

Year 2014 results:

Sales in Safety and Graphics totaled $5.7 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 5.4 percent, and foreign currency translation reduced sales by 2.7 percent.

On an organic local-currency sales basis:

•	Sales growth was led by personal safety. 3M also saw positive organic local-currency sales growth in commercial solutions, and traffic safety and security.
•	Sales in the roofing granules business declined year-on-year.
•	Organic local-currency sales increased 6 percent in EMEA, and increased 5 percent in the United States, Asia Pacific, and Latin America/Canada.

Operating income:

•	Operating income in 2014 totaled $1.3 billion, up 5.6 percent.
•	Operating income margins were 22.6 percent of sales, compared to 22.0 percent in 2013.
•

Operating income margins benefited from organic volume leverage plus selling price increases, partially offset by incremental investments related to business transformation, enabled by 3M’s global ERP implementation, plus certain portfolio management actions.

Health Care Business (17.9% of consolidated sales):

	2015	2014	2013
Sales (millions)	$5,420	$5,572	$5,334
Sales change analysis:
Organic local currency	3.7%	5.8%	5.0%
Acquisitions	0.8	0.4	0.1
Translation	(7.2)	(1.7)	(1.3)
Total sales change	(2.7)%	4.5%	3.8%

Operating income (millions)	$1,724	$1,724	$1,672
Percent change	—%	3.1%	1.9%
Percent of sales	31.8%	30.9%	31.3%

The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, health information systems, and food manufacturing and testing. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, inhalation and transdermal drug delivery systems, oral care solutions (dental and orthodontic products), health information systems, and food safety products. Effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions.

Year 2015 results:

Health Care sales totaled $5.4 billion, a decrease of 2.7 percent in U.S. dollars. Organic local-currency sales increased 3.7 percent, acquisitions added 0.8 percent, and foreign currency translation reduced sales by 7.2 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based across much of the Health Care portfolio, including food safety, health information systems, critical and chronic care, oral care solutions, and infection prevention.
•	Sales declined in drug delivery systems.
•	On a geographic basis, sales increased 8 percent in Asia Pacific, 6 percent in Latin America/Canada, 4 percent in the United States, and 1 percent in EMEA.
•	In developing markets, Health Care organic local-currency sales grew 8 percent.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp. Ivera is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. In addition, Treo Solutions LLC, acquired in April 2014, provided a year-on-year benefit (discussed further in Year 2014 results below).

Operating income:

•	Operating income was flat in dollars at $1.7 billion.
•	Operating income margins were 31.8 percent in 2015, compared to 30.9 percent in 2014, helped by portfolio management actions that are contributing to higher productivity and margins.
•	Acquisition impacts reduced operating income margins by 0.2 percentage points.

In September 2015, 3M announced that it would explore strategic alternatives for its Health Information Systems Division (HIS), which included spinning-off, selling, or retaining the business. In February 2016, following an in-depth exploration of strategic alternatives, the Company announced that it made the decision to retain and further invest in HIS.

Year 2014 results:

Health Care sales totaled $5.6 billion, an increase of 4.5 percent in U.S. dollars. Organic local-currency sales increased 5.8 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 1.7 percent.

On an organic local-currency sales basis:

•	Sales grew in all businesses, with the strongest growth in health information systems, drug delivery systems, food safety, critical and chronic care, and infection prevention.
•	On a geographic basis, organic local-currency sales increased 9 percent in Latin America/Canada, 8 percent in Asia Pacific, 6 percent in the United States, and 3 percent in EMEA.
•	In developing markets, Health Care organic local-currency sales grew 12 percent.

Acquisitions:

•	Acquisition sales growth related to the April 2014 purchase of Treo Solutions LLC. Treo is a provider of data analytics and business intelligence to healthcare payers and providers.

Operating income:

•	Operating income increased 3.1 percent to $1.7 billion.
•	Operating income margins were 30.9 percent in 2014, compared to 31.3 percent in 2013, with acquisition impacts reducing operating income margins by 0.3 percentage points.
•	The gain from sale of a non-strategic equity method investment benefited total year 2013 operating income margins by 0.3 percentage points.

Electronics and Energy Business (17.2% of consolidated sales):

	2015	2014	2013
Sales (millions)	$5,220	$5,604	$5,393
Sales change analysis:
Organic local currency	(1.9)%	5.2%	—%
Divestitures	(0.8)	—	—
Translation	(4.1)	(1.3)	(1.2)
Total sales change	(6.8)%	3.9%	(1.2)%

Operating income (millions)	$1,102	$1,115	$954
Percent change	(1.1)%	16.8%	(7.0)%
Percent of sales	21.1%	19.9%	17.7%

The Electronics and Energy segment serves customers in electronics and energy markets, including solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks, and power generation and distribution. This segment’s electronics solutions include film solutions for the electronic display industry; packaging and interconnection devices; high performance fluids and abrasives; high-temperature and display tapes; flexible circuits, which use electronic packaging and interconnection technology; and touch systems products, which includes touch screens, touch monitors, and touch sensor components. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; infrastructure products that provide both protection and detection solutions; a wide array of fiber-optic and copper-based telecommunications systems; and renewable energy component solutions for the solar and wind power industries.

The display materials and systems business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The display materials and systems business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s multi-layer optical film patents expired at the end of 2013 and will expire over several years thereafter, 3M will likely see more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2015 results:

Electronics and Energy sales totaled $5.2 billion, down 6.8 percent in U.S. dollars. Organic local-currency sales declined 1.9 percent, divestitures reduced sales by 0.8 percent, and foreign currency translation reduced sales by 4.1 percent.

On an organic local-currency sales basis:

•

Sales decreased approximately 1 percent in 3M’s electronics-related businesses, with growth in electronics materials solutions more than offset by a decline in display materials and systems, as 3M experienced softer conditions in the electronics markets.

•	Sales decreased approximately 4 percent in 3M’s energy-related businesses, as telecommunications, electrical markets, and renewable energy all declined.
•	On a geographic basis, sales increased 1 percent in Europe, were flat in the United States, and declined 3 percent in both Latin America/Canada and Asia Pacific.

Divestitures:

•	3M completed the sale of its static control business in January 2015 (discussed in Note 2).

Operating income:

•	Operating income decreased 1.1 percent to $1.1 billion in 2015.

•	Operating income margins were 21.1 percent compared to 19.9 percent in 2014, helped by prior year portfolio management actions that are contributing to higher productivity.
•	Portfolio management actions in 2015 related to renewable energy, plus fourth quarter 2015 restructuring charges, which combined reduced operating income margins by 0.8 percentage points.

Year 2014 results:

Electronics and Energy sales totaled $5.6 billion, up 3.9 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent, and foreign currency translation reduced sales by 1.3 percent.

On an organic local-currency sales basis:

•	Sales increased approximately 8 percent in 3M’s electronics-related businesses, with growth led by display materials and systems.
•

In 3M’s energy-related businesses, organic local-currency sales increased approximately 1 percent, with growth in electrical markets and telecommunications, partially offset by reductions in renewable energy.

•	On a geographic basis, organic local-currency sales increased 8 percent in Latin America/Canada, 7 percent in Asia Pacific, and 1 percent in EMEA, while sales in the United States were flat.

Operating income:

•	Operating income increased 16.8 percent to $1.1 billion in 2014.
•	Operating income margins were 19.9 percent compared to 17.7 percent in 2013, helped by sales volume leverage.
•

In addition, prior portfolio management actions enhanced 3M’s relevance with customers and generated operational efficiencies, which also contributed to the operating income margin improvement in 2014.

Consumer Business (14.6% of consolidated sales):

	2015	2014	2013
Sales (millions)	$4,422	$4,523	$4,435
Sales change analysis:
Organic local currency	3.4%	3.9%	3.0%
Divestitures	—	(0.1)	(0.1)
Translation	(5.6)	(1.8)	(1.8)
Total sales change	(2.2)%	2.0%	1.1%

Operating income (millions)	$1,046	$995	$945
Percent change	5.2%	5.3%	0.2%
Percent of sales	23.7%	22.0%	21.3%

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

Year 2015 results:

Consumer sales totaled $4.4 billion, down 2.2 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, and foreign currency translation reduced sales by 5.6 percent.

On an organic local-currency sales basis:

•	Sales growth was led by construction and home improvement, stationery and office supplies, and home care. 3M also posted positive growth in its consumer health care business.
•	On a geographic basis, organic local-currency sales increased 5 percent in the United States and 3 percent in Asia Pacific, while sales in both EMEA and Latin America/Canada were flat.

•	In developing markets, sales growth was 3 percent.

Operating income:

•	Consumer operating income was $1.0 billion, up 5.2 percent from 2014.
•	Operating income margins were 23.7 percent, up from 22.0 percent in 2014.
•	The combination of strong organic growth and productivity continued to drive efficiencies across this business.

Year 2014 results:

Consumer sales totaled $4.5 billion, up 2.0 percent in U.S. dollars. Organic local-currency sales increased 3.9 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 1.8 percent.

On an organic local-currency sales basis:

•

Sales growth was led by construction and home improvement. 3M also posted positive growth in the consumer health care and home care businesses. Sales in the stationery and office supplies business were flat.

•	On a geographic basis, organic local-currency sales increased 6 percent in Asia Pacific, 4 percent in the United States, 3 percent in Latin America/Canada, and 1 percent in EMEA.
•	In developing markets, sales growth was 6 percent.

Operating income:

•	Consumer operating income was $1.0 billion, up 5.3 percent from 2013.
•	Operating income margins were 22.0 percent, up from 21.3 percent in 2013.
•	The combination of strong organic growth, productivity, and portfolio prioritization continued to drive efficiencies across this business.

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

A summary of key information and discussion related to 3M’s geographic areas follow:

	2015
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$12,049	$9,041	$6,228	$2,982	$(26)	$30,274
% of worldwide sales	39.8%	29.9%	20.5%	9.8%	—	100.0%
Components of net sales change:
Volume — organic	1.7%	0.9%	(1.0)%	(3.1)%	—	0.2%
Price	0.4	—	1.8	4.6	—	1.1
Organic local-currency sales	2.1	0.9	0.8	1.5	—	1.3
Acquisitions	1.2	0.4	0.7	0.7	—	0.8
Divestitures	(0.4)	(0.1)	(0.1)	(0.2)	—	(0.2)
Translation	—	(5.2)	(14.9)	(16.9)	—	(6.8)
Total sales change	2.9%	(4.0)%	(13.5)%	(14.9)%	—	(4.9)%

Operating income (millions)	$2,647	$2,580	$1,017	$706	$(4)	$6,946
Percent change	4.2%	3.8%	(17.5)%	(18.5)%	—	(2.6)%

For total year 2015, as shown in the preceding table, sales declined 4.9 percent, with organic volume increases of 0.2 percent and selling price increases of 1.1 percent. Acquisitions added 0.8 percent, while divestitures reduced sales by 0.2 percent. Foreign currency translation reduced sales by 6.8 percent. Organic local-currency sales increased, 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. For 2015, international operations represented 60.2 percent of 3M’s sales.

	2014
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

Geographic Area Supplemental Information

							Property, Plant and
							Equipment - net
	Employees as of December 31,			Capital Spending			as of December 31,
(Millions, except Employees)	2015	2014	2013	2015	2014	2013	2015	2014

United States	35,973	35,581	34,719	$936	$909	$941	$4,838	$4,619
Asia Pacific	17,642	17,854	18,417	172	184	284	1,647	1,798
Europe, Middle East and Africa	20,563	20,506	20,504	249	288	290	1,531	1,502
Latin America and Canada	15,268	15,859	15,027	104	112	150	499	570
Total Company	89,446	89,800	88,667	$1,461	$1,493	$1,665	$8,515	$8,489

Employment:

Employment decreased by 354 positions in 2015 and increased by 1,133 positions in 2014.  The primary factor that decreased employment in 2015 related to fourth-quarter 2015 restructuring actions that impacted approximately 1,700 positions worldwide. The 2015 acquisitions of Ivera Medical Corp., Polypore International Inc.’s Separations Media business and Capital Safety Group S.A.R.L. increased 2015 headcount by approximately 2,000 positions. The primary factors that increased employment in 2014 was additions in developing economies to support growth, plus additions related to the Treo Solutions LLC acquisition in 2014.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M’s capital spending by geography has been led by the United States (64% of spending in 2015), followed by Europe, Middle East and Africa, Asia Pacific, and Latin America/Canada. 3M is continuing to increase its manufacturing and sourcing capability, particularly in developing economies, in order to more closely align its product capability with its sales in major geographic areas. 3M will continue to make investments in critical developing markets, such as Brazil, China, Mexico, Panama, Poland, Southeast Asia, and Turkey. Capital spending is discussed in more detail later in MD&A in the section entitled “Cash Flows from Investing Activities.”

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

Pension benefits associated with these plans are generally based primarily on each participant’s years of service, compensation, and age at retirement or termination. The benefit obligation represents the present value of the benefits that employees are entitled to in the future for services already rendered as of the measurement date. The Company measures the present value of these future benefits by projecting benefit payment cash flows for each future period and discounting these cash flows back to the December 31 measurement date, using the yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Historically, the single aggregated discount rate used for each plan’s benefit obligation was also used for the calculation of all net periodic benefit costs, including the measurement of the service and interest costs. Beginning in 2016, 3M changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method measures service cost and interest cost separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income. The Company changed to the new method to provide a more precise measure of service and interest costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. As a result of the change to the spot yield curve approach, 2016 defined benefit pension and postretirement net periodic benefit cost is expected to decrease by $180 million. Including this $180 million, 3M expects global defined benefit pension and postretirement expense in 2016 (before settlements, curtailments, special termination benefits and other) to decrease by approximately $320 million pre-tax when compared to 2015.

Using this methodology, the Company determined discount rates for its plans as follow:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2014 Liability and 2015 Net Periodic Benefit Cost:
Single discount rate	4.10%	3.11%	4.07%
December 31, 2015 Liability:
Benefit obligation	4.47%	3.12%	4.32%
2016 Net Periodic Benefit Cost Components:
Service cost	4.72%	2.84%	4.60%
Interest cost	3.77%	2.72%	3.44%

Another significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2016 is 7.50%, 0.25% lower than 2015. Refer to Note 11 for information on how the 2015 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.77% for 2016, compared to 5.90% for 2015.

For the year ended December 31, 2015, the Company recognized total consolidated defined benefit pre-tax pension and postretirement expense (after settlements, curtailments, special termination benefits and other) of $556 million, up from $391 million in 2014. Defined benefit pension and postretirement expense (before settlements, curtailments, special termination benefits and other) is anticipated to decrease to approximately $236 million in 2016, a decrease of $320 million compared to 2015.

The table below summarizes the impact on 2016 pension expense for the U.S. and international pension plans of a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets and discount rate assumptions used to measure plan liabilities and 2016 net periodic benefit cost. The table assumes all other factors are held constant, including the slope of the discount rate yield curves.

	Increase (Decrease) in Net Periodic Benefit Cost
	Discount Rate		Expected Return on Assets
(Millions)	-0.25%	+0.25%	-0.25%	+0.25%
U.S. pension plans	$30	$(29)	$35	$(35)
International pension plans	22	(20)	14	(14)

Asset Impairments:

As of December 31, 2015, net property, plant and equipment totaled $8.5 billion and net identifiable intangible assets totaled $2.6 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

3M goodwill totaled approximately $9.2 billion as of December 31, 2015. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units generally correspond to a division. 3M did not combine any of its reporting units for impairment testing.

An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. 3M typically uses the price/earnings ratio approach for stable and growing businesses that have a long history and track record of generating positive operating income and cash flows. 3M uses the discounted cash flow approach for start-up, loss position and declining businesses, in addition to businesses where the price/earnings ratio valuation method indicates additional review is warranted. 3M also uses discounted cash flow as an additional tool for businesses that may be growing at a slower rate than planned due to economic or other conditions.

As described in Note 16, effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the third quarter of 2015, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2015 annual impairment test and is in the context of the reporting unit structure that existed at that time.

As of October 1, 2015, 3M had 26 primary reporting units, with ten reporting units accounting for approximately 87 percent of the goodwill. These ten reporting units were comprised of the following divisions: 3M purification (which includes the Polypore Separations Media acquisition), Advanced Materials, Communication Markets, Display Materials and Systems, Health Information Systems, Industrial Adhesives and Tapes, Infection Prevention, Oral Care Solutions, Personal Safety (which includes the Capital Safety acquisition), and Traffic Safety and Security. The estimated fair values for these reporting units were in excess of carrying value by approximately 50 percent or more, except for one reporting unit with approximately $300 million of goodwill, where the fair value exceeded the carrying value by approximately 30 percent. 3M’s market value at both September 30, 2015, and December 31, 2015, was significantly in excess of its equity of approximately $12 billion at both December 31, 2015 and September 30, 2015.

In 2015, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

3M is an integrated materials enterprise, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on the annual test in the fourth quarter of 2015, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. As indicated above, during the third quarter of 2015, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by changes between reporting units and determined that no impairment existed. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2016 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

3M continues its transition to a better-optimized capital structure and is adding leverage at a measured pace. The strength and stability of 3M's business model and strong free cash flow capability, together with proven capital markets access, enable the Company to implement this strategy. Investing in 3M’s businesses to drive organic growth remains the first priority, thus 3M will continue to deploy capital towards research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 8 for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. The Company believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance.

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of December 31, 2015 and 2014.

At December 31
(Millions)	2015	2014

Total Debt	$10,797	$6,811
Less: Cash and cash equivalents and marketable securities	1,925	3,351
Net Debt	$8,872	$3,460

In 2015, net debt rose by $5.4 billion to a net debt balance of $8.9 billion (as of December 31, 2015), as 3M progressed on its capital structure strategy. Debt levels were higher in both the U.S. and internationally, while international cash and marketable securities balances were reduced. Specific actions related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, Cash Equivalents and Marketable Securities:

At December 31, 2015, 3M had $1.9 billion of cash, cash equivalents and marketable securities, of which approximately $1.7 billion was held by the Company’s foreign subsidiaries and $200 million was held by the United States. Of the $1.7 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $355 million, or 21 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other high quality fixed income securities. At December 31, 2014, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $3.3 billion and less than $100 million, respectively.

The Company’s total balance of cash, cash equivalents and marketable securities was $1.4 billion lower at December 31, 2015 when compared to December 31, 2014. 3M was able to manage the business with lower cash levels due to significant ongoing cash flow generation and proven access to capital markets funding throughout business cycles.

Total Debt:

The Company’s total debt was $4.0 billion higher at December 31, 2015 when compared to December 31, 2014. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an Aa3 credit rating, with a negative outlook, from Moody’s Investors Service. The Company’s ongoing transition to a better-optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future.

Effective May 16, 2014, the Company updated its “well-known seasoned issuer” shelf registration statement, which registers an indeterminate amount of debt or equity securities for future sales. This replaced 3M’s previous shelf registration dated August 5, 2011. In June 2014, in connection with the May 16, 2014 shelf registration, 3M re-commenced its medium-term notes program (Series F) under which 3M may issue, from time to time, up to $9 billion aggregate principal amount of notes. Included in this $9 billion are $8.17 billion (utilizing the foreign exchange rate applicable at the time of issuance for the Euro denominated debt) of notes previously issued in 2011, 2012, 2014, and 2015 as part of Series F. Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10.

In August 2014, 3M amended and extended its existing $1.5 billion five-year multi-currency revolving credit agreement to a $2.25 billion five-year multi-currency revolving credit agreement, with an expiration date of August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lenders’ discretion). This facility was undrawn at December 31, 2015. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2015, this ratio was approximately 56 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $241 million in stand-alone letters of credit and $18 million in bank guarantees were also issued and outstanding at December 31, 2015. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.868 billion at December 31, 2015, compared with $6.339 billion at December 31, 2014, a decrease of $2.471 billion. Current asset balance changes decreased working capital by $1.317 billion, driven by decreases in marketable securities. Current liability balance changes decreased working capital by $1.154 billion, driven by increases in short-term debt.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as quarterly net sales — fourth quarter at year-end — multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.9 at December 31, 2015 compared to 5.0 at December 31, 2014. Receivables decreased $84 million, or 2.0 percent, compared with December 31, 2014,  as currency translation impacts decreased accounts receivable by $239 million, partially offset by 2015 acquisitions that added $103 million. Inventories decreased $188 million, or 5.1 percent, compared with December 31, 2014. The inventory decrease was attributable to currency translation, which decreased inventories by $272 million, partially offset by 2015 acquisitions that added $102 million.

Accounts payable decreased by $113 million compared with December 31, 2014, as currency translation impacts reduced accounts payable by $76 million.

Return on Invested Capital (non-GAAP measure):

The Company uses non-GAAP measures to focus on shareholder value creation. 3M uses return on invested capital (ROIC), defined as annualized after-tax operating income (including interest income) divided by average operating capital. Operating capital is defined as net assets (total assets less total liabilities) excluding debt. This measure is not recognized under U.S. GAAP and may not be comparable to similarly titled measures used by other companies. ROIC was 22.5 percent for 2015, and 22.0 percent for 2014.

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2015	2014	2013

Net income including noncontrolling interest	$4,841	$4,998	$4,721
Depreciation and amortization	1,435	1,408	1,371
Company pension contributions	(264)	(210)	(476)
Company postretirement contributions	(3)	(5)	(6)
Company pension expense	442	310	446
Company postretirement expense	114	81	107
Stock-based compensation expense	276	280	240
Income taxes (deferred and accrued income taxes)	(349)	60	39
Excess tax benefits from stock-based compensation	(154)	(167)	(92)
Accounts receivable	(58)	(268)	(337)
Inventories	3	(113)	(86)
Accounts payable	9	75	16
Other — net	128	177	(126)
Net cash provided by operating activities	$6,420	$6,626	$5,817

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2015, cash flows provided by operating activities decreased $206 million compared to 2014. Operating cash flows decreased due to $363 million in higher cash income taxes when comparing 2015 to 2014, plus lower net income, which was partially offset by lower year-on-year working capital requirements. The combination of accounts receivable, inventories and accounts payable increased working capital by $46 million in 2015, compared to increases of $306 million in 2014, with the year-on-year improvement related to lower organic volume growth. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

In 2014, cash flows provided by operating activities increased $809 million compared to 2013. Operating cash flows benefited year-on-year from increases in net income including noncontrolling interest, lower pension and postretirement plans contributions, and lower year-on-year working capital requirements. The combination of accounts receivable, inventories and accounts payable increased working capital by $306 million in 2014, compared to increases of $407 million in 2013, with the year-on-year improvement partially due to higher receivable and inventory turns. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M believes free cash flow and free cash flow conversion are useful measures of performance and uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow and free cash flow conversion for 2015,  2014 and 2013.

Years ended December 31
(Millions)	2015	2014	2013

Net cash provided by operating activities	$6,420	$6,626	$5,817
Purchases of property, plant and equipment (PP&E)	(1,461)	(1,493)	(1,665)
Free Cash Flow	$4,959	$5,133	$4,152
Free Cash Flow Conversion	103%	104%	89%

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2015	2014	2013

Purchases of property, plant and equipment (PP&E)	$(1,461)	$(1,493)	$(1,665)
Proceeds from sale of PP&E and other assets	33	135	128
Acquisitions, net of cash acquired	(2,914)	(94)	—
Purchases and proceeds from maturities and sale of marketable securities and investments, net	1,300	754	627
Proceeds from sale of businesses	123	—	8
Other investing activities	102	102	46
Net cash used in investing activities	$(2,817)	$(596)	$(856)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.461 billion in 2015, compared to $1.493 billion in 2014 and $1.665 billion in 2013. The Company expects 2016 capital spending to be approximately $1.3 billion to $1.5 billion as 3M continues to invest in its businesses.

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

In 2015, investments included new sites and buildings, investments in IT, continued expansion of current facilities and new facilities, plus the sustainment of existing facilities, in addition to other initiatives. Specific investments in 2015 included a new state-of-the-art, four story, 400,000 square foot research facility at 3M Center in St. Paul, Minnesota. In addition, 3M continued its investments it IT systems and infrastructure, particularly the ongoing multi-year phased implementation of an ERP system.

In 2014, investments in growth across geographies included production equipment, new sites and buildings, capacity investments, converting, and distribution, and other growth initiatives. Other investments include IT systems and infrastructure, including an ongoing multi-year phased implementation of an ERP system on a worldwide basis. In addition, 3M began a multi-year program in the United States to renew and upgrade laboratory facilities and administrative buildings.

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

Proceeds from sale of PP&E and other assets totaled $33 million in 2015, $135 million in 2014, and $128 million in 2013. Apart from the normal periodic sales of PP&E, 2014 included proceeds of $114 million related to the sales of real estate and non-production equipment, and 2013 included proceeds of $79 million related to non-production equipment.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, agency securities, corporate debt securities and other securities, which are classified as available-for-sale. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2015	2014	2013

Change in short-term debt — net	$860	$27	$(2)
Repayment of debt (maturities greater than 90 days)	(800)	(1,625)	(859)
Proceeds from debt (maturities greater than 90 days)	3,422	2,608	824
Total cash change in debt	$3,482	$1,010	$(37)
Purchases of treasury stock	(5,238)	(5,652)	(5,212)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	635	968	1,609
Dividends paid to stockholders	(2,561)	(2,216)	(1,730)
Excess tax benefits from stock-based compensation	154	167	92
Purchase of noncontrolling interest	—	(861)	—
Other — net	(120)	(19)	32
Net cash used in financing activities	$(3,648)	$(6,603)	$(5,246)

Total debt was $10.8 billion at December 31, 2015, $6.8 billion at December 31, 2014, and $6.0 billion at December 31, 2013. Total debt was 48 percent of total capital (total capital is defined as debt plus equity) at year-end 2015,  34 percent of total capital at year-end 2014, and 25 percent of total capital at year-end 2013.

In both 2015 and 2014, the change in short-term debt primarily related to bank borrowings by international subsidiaries, primarily Japan and Korea in 2015. In 2015, repayment of debt primarily related to debt assumed (and paid off) as part of the Capital Safety acquisition (refer to Note 2). In 2014, repayment of debt primarily includes repayment of a Eurobond in July 2014 totaling 1.025 billion Euros (approximately $1.4 billion carrying value), repayment of the three-year 66 million British Pound committed credit facility agreement entered into in December 2012, and repayment of other international debt. In 2013, repayment of debt related to the August 2013 repayment of $850 million (principal amount) of medium-term notes.

In 2015, proceeds from debt primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-

term notes due 2030, which in the aggregate total approximately $1.9 billion at issue date exchange rates. In addition, August 2015 issuances included $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025, which in aggregate total $1.5 billion. In 2014, proceeds from debt primarily related to the June 2014 issuances of $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044, as well as the November 2014 issuances of 500 million Euros principal amount of four-year floating rate medium-term notes due 2018 and 750 million Euros principal amount of 12-year fixed rate medium-term notes due 2026. In addition, proceeds from debt for 2014 also include bank borrowings by international subsidiaries. Proceeds from debt in 2013 related to the November 2013 issuance of an eight-year Eurobond for an amount of 600 million Euros. Refer to Note 10 for additional discussion of debt.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, which replaced the Company’s February 2014 repurchase program. This authorization has no pre-established end date. In 2015, 2014, and 2013, the Company purchased more than $5 billion of its own stock each year. The Company expects full-year 2016 gross share repurchases will be in the range of $4 billion to $6 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $2.561 billion ($4.10 per share) in 2015, $2.216 billion ($3.42 per share) in 2014, and $1.730 billion ($2.54 per share) in 2013. 3M has paid dividends since 1916. In February 2016, 3M’s Board of Directors declared a first-quarter 2016 dividend of $1.11 per share, an increase of 8  percent. This is equivalent to an annual dividend of $4.44 per share and marked the 58th consecutive year of dividend increases.

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

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2015, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2015, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2016	2017	2018	2019	2020	2020
Long-term debt, including current portion (Note 10)	$9,878	$1,125	$744	$993	$622	$1,203	$5,191
Interest on long-term debt	2,244	174	157	153	149	146	1,465
Operating leases (Note 14)	943	234	191	134	86	72	226
Capital leases (Note 14)	59	11	6	4	3	3	32
Unconditional purchase obligations and other	1,631	1,228	160	102	54	56	31
Total contractual cash obligations	$14,755	$2,772	$1,258	$1,386	$914	$1,480	$6,945

Long-term debt payments due in 2016 and 2017 include floating rate notes totaling $126 million (classified as current portion of long-term debt), and $96 million (included as a separate floating rate note in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments. Interest projections on both floating and fixed rate long-term debt, including the effects of interest rate swaps, are based on effective interest rates as of December 31, 2015.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending in 2016 and beyond. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $208 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. Beginning in the second quarter of 2014, 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months, with certain currencies being extended further to 36 months starting in the first quarter of 2015. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and intercompany financing transactions). As circumstances warrant, the Company also uses foreign currency forward contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $2.8 billion and $5.4 billion, respectively, at December 31, 2015. As of December 31, 2015, the Company had 974 million Euros and 248 billion South Korean Won in notional amount of foreign currency forward contracts designated as net investment hedges along with 3.6 billion Euros in principal amount of foreign currency denominated debt designated as non-derivative hedging instruments in certain net investment hedges as discussed in Note 12 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2015 was $1.8 billion. Additional details about 3M’s long-term debt can be found in Note 10, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

Commodity Prices Risk:

The Company manages commodity price risks through negotiated supply contracts, price protection agreements and forward contracts. 3M used commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility, but discontinued this practice in the first quarter of 2015. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings.

Value At Risk:

The value at risk analysis is performed annually to assess the Company’s sensitivity to changes in currency rates, interest rates, and commodity prices. A Monte Carlo simulation technique was used to test the impact on after-tax earnings related to financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2015. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 18 currencies, interest rates related to three currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. The risk of loss or benefit associated with exchange rates was higher in 2015 due to a greater mix of floating rate debt and a rising interest rate environment in the U.S. Interest rate volatility increased in 2015, based on a higher mix of floating rate debt and the use of forward rates. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax		Positive impact on after-tax
	earnings		earnings
(Millions)	2015	2014	2015	2014
Foreign exchange rates	$(254)	$(164)	$273	$173
Interest rates	(13)	(4)	9	3
Commodity prices	(1)	(1)	1	1

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on pre-tax income: 2015 ($390 million decrease) and 2014 ($100 million decrease). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on pre-tax income: 2015 ($180 million increase) and 2014 ($10 million increase).

An analysis of the global exposures related to purchased components and materials is performed at each year-end. A one percent price change would result in a pre-tax cost or savings of approximately $70 million per year. The global energy exposure is such that a ten percent price change would result in a pre-tax cost or savings of approximately $40 million per year. Global energy exposure includes energy costs used in 3M production and other facilities, primarily electricity and natural gas.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 excluded Capital Safety Group S.A.R.L. and Polypore International, Inc.’s Separation Media Business, which were both acquired by the Company in August 2015 in purchase business combinations. These acquired businesses’ total assets and total net sales, in the aggregate, represented less than 2 percent and less than 1 percent, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2015. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for marketable securities and deferred tax assets and liabilities in 2015.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Capital Safety Group S.A.R.L. (“Capital Safety”) and Polypore International, Inc.’s Separations Media Business (“Polypore Separations Media”) from its assessment of internal control over financial reporting as of December 31, 2015 because these businesses were acquired by the Company in purchase business combinations during 2015.  We have also excluded Capital Safety and Polypore Separations Media from our audit of internal control over financial reporting.  Capital Safety is a wholly-owned subsidiary of the Company and the Company acquired the assets and liabilities of Polypore Separations Media whose total assets and total net sales, in the aggregate, represent less than 2 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 11, 2016

Consolidated Statement of Income

3M Company and Subsidiaries

Years ended December 31

	2015	2014	2013
Net sales	$30,274	$31,821	$30,871
Operating expenses
Cost of sales	15,383	16,447	16,106
Selling, general and administrative expenses	6,182	6,469	6,384
Research, development and related expenses	1,763	1,770	1,715
Total operating expenses	23,328	24,686	24,205
Operating income	6,946	7,135	6,666

Interest expense and income
Interest expense	149	142	145
Interest income	(26)	(33)	(41)
Total interest expense — net	123	109	104

Income before income taxes	6,823	7,026	6,562
Provision for income taxes	1,982	2,028	1,841
Net income including noncontrolling interest	$4,841	$4,998	$4,721

Less: Net income attributable to noncontrolling interest	8	42	62

Net income attributable to 3M	$4,833	$4,956	$4,659

Weighted average 3M common shares outstanding — basic	625.6	649.2	681.9
Earnings per share attributable to 3M common shareholders — basic	$7.72	$7.63	$6.83

Weighted average 3M common shares outstanding — diluted	637.2	662.0	693.6
Earnings per share attributable to 3M common shareholders — diluted	$7.58	$7.49	$6.72

Cash dividends paid per 3M common share	$4.10	$3.42	$2.54

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income

3M Company and Subsidiaries

Years ended December 31

(Millions)	2015	2014	2013
Net income including noncontrolling interest	$4,841	$4,998	$4,721
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(586)	(942)	(505)
Defined benefit pension and postretirement plans adjustment	489	(1,562)	1,245
Debt and equity securities, unrealized gain (loss)	—	2	—
Cash flow hedging instruments, unrealized gain (loss)	25	107	15
Total other comprehensive income (loss), net of tax	(72)	(2,395)	755
Comprehensive income (loss) including noncontrolling interest	4,769	2,603	5,476
Comprehensive (income) loss attributable to noncontrolling interest	(6)	(48)	20
Comprehensive income (loss) attributable to 3M	$4,763	$2,555	$5,496

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Balance Sheet

3M Company and Subsidiaries

At December 31

(Dollars in millions, except per share amount)	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,798	$1,897
Marketable securities — current	118	1,439
Accounts receivable — net of allowances of $91 and $94	4,154	4,238
Inventories
Finished goods	1,655	1,723
Work in process	1,008	1,081
Raw materials and supplies	855	902
Total inventories	3,518	3,706
Other current assets	1,398	1,023
Total current assets	10,986	12,303
Marketable securities — non-current	9	15
Investments	117	102
Property, plant and equipment	23,098	22,841
Less: Accumulated depreciation	(14,583)	(14,352)
Property, plant and equipment — net	8,515	8,489
Goodwill	9,249	7,050
Intangible assets — net	2,601	1,435
Prepaid pension benefits	188	46
Other assets	1,053	1,769
Total assets	$32,718	$31,209
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,044	$106
Accounts payable	1,694	1,807
Accrued payroll	644	732
Accrued income taxes	332	435
Other current liabilities	2,404	2,884
Total current liabilities	7,118	5,964

Long-term debt	8,753	6,705
Pension and postretirement benefits	3,520	3,843
Other liabilities	1,580	1,555
Total liabilities	$20,971	$18,067
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock, par value $.01 per share	$9	$9
Shares outstanding - 2015: 609,330,124
Shares outstanding - 2014: 635,134,594
Additional paid-in capital	4,791	4,379
Retained earnings	36,575	34,317
Treasury stock	(23,308)	(19,307)
Accumulated other comprehensive income (loss)	(6,359)	(6,289)
Total 3M Company shareholders’ equity	11,708	13,109
Noncontrolling interest	39	33
Total equity	$11,747	$13,142
Total liabilities and equity	$32,718	$31,209

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

3M Company and Subsidiaries

Years Ended December 31

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Dollars in millions, except per share amounts)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2012	$18,040	$4,053	$30,679	$(12,407)	$(4,750)	$465

Net income	4,721		4,659			62
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(505)				(418)	(87)
Defined benefit pension and post-retirement plans adjustment	1,245				1,240	5
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	15				15	—
Total other comprehensive income (loss), net of tax	755
Dividends declared ($3.395 per share, Note 6)	(2,297)		(2,297)
Sale of subsidiary shares	8	7				1
Stock-based compensation, net of tax impacts	324	324
Reacquired stock	(5,216)			(5,216)
Issuances pursuant to stock option and benefit plans	1,613		(625)	2,238
Balance at December 31, 2013	$17,948	$4,384	$32,416	$(15,385)	$(3,913)	$446

Net income	4,998		4,956			42
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(942)				(948)	6
Defined benefit pension and post-retirement plans adjustment	(1,562)				(1,562)	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	107				107	—
Total other comprehensive income (loss), net of tax	(2,395)
Dividends declared ($3.59 per share, Note 6)	(2,297)		(2,297)
Purchase of subsidiary shares	(870)	(434)			25	(461)
Stock-based compensation, net of tax impacts	438	438
Reacquired stock	(5,643)			(5,643)
Issuances pursuant to stock option and benefit plans	963		(758)	1,721
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	4,841		4,833			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(586)				(584)	(2)
Defined benefit pension and post-retirement plans adjustment	489				489	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain/(loss)	25				25	—
Total other comprehensive income (loss), net of tax	(72)
Dividends declared ($3.075 per share, Note 6)	(1,913)		(1,913)
Stock-based compensation, net of tax impacts	412	412
Reacquired stock	(5,304)			(5,304)
Issuances pursuant to stock option and benefit plans	641		(662)	1,303
Balance at December 31, 2015	$11,747	$4,800	$36,575	$(23,308)	$(6,359)	$39

Supplemental share information	2015	2014	2013
Treasury stock
Beginning balance	308,898,462	280,736,817	256,941,406
Reacquired stock	34,072,584	40,664,061	45,445,610
Issuances pursuant to stock options and benefit plans	(8,268,114)	(12,502,416)	(21,650,199)
Ending balance	334,702,932	308,898,462	280,736,817

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Consolidated Statement of Cash Flows

3M Company and Subsidiaries

Years ended December 31

(Millions)	2015	2014	2013
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,841	$4,998	$4,721
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,435	1,408	1,371
Company pension and postretirement contributions	(267)	(215)	(482)
Company pension and postretirement expense	556	391	553
Stock-based compensation expense	276	280	240
Deferred income taxes	395	(146)	(167)
Excess tax benefits from stock-based compensation	(154)	(167)	(92)
Changes in assets and liabilities
Accounts receivable	(58)	(268)	(337)
Inventories	3	(113)	(86)
Accounts payable	9	75	16
Accrued income taxes (current and long-term)	(744)	206	206
Other — net	128	177	(126)
Net cash provided by operating activities	6,420	6,626	5,817

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,461)	(1,493)	(1,665)
Proceeds from sale of PP&E and other assets	33	135	128
Acquisitions, net of cash acquired	(2,914)	(94)	—
Purchases of marketable securities and investments	(652)	(1,280)	(4,040)
Proceeds from maturities and sale of marketable securities and investments	1,952	2,034	4,667
Proceeds from sale of businesses	123	—	8
Other investing	102	102	46
Net cash used in investing activities	(2,817)	(596)	(856)

Cash Flows from Financing Activities
Change in short-term debt — net	860	27	(2)
Repayment of debt (maturities greater than 90 days)	(800)	(1,625)	(859)
Proceeds from debt (maturities greater than 90 days)	3,422	2,608	824
Purchases of treasury stock	(5,238)	(5,652)	(5,212)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	635	968	1,609
Dividends paid to shareholders	(2,561)	(2,216)	(1,730)
Excess tax benefits from stock-based compensation	154	167	92
Purchase of noncontrolling interest	—	(861)	—
Other — net	(120)	(19)	32
Net cash used in financing activities	(3,648)	(6,603)	(5,246)

Effect of exchange rate changes on cash and cash equivalents	(54)	(111)	(17)

Net increase (decrease) in cash and cash equivalents	(99)	(684)	(302)
Cash and cash equivalents at beginning of year	1,897	2,581	2,883
Cash and cash equivalents at end of period	$1,798	$1,897	$2,581

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

Basis of presentation: Certain balances relative to prior periods have been reclassified to conform to December 31, 2015 presentation in connection with the following, each of which is further discussed in the indicated section of Note 1:

•	Change in method of classification of certain marketable securities previously classified as non-current to current as further discussed in the Marketable securities section; and
•

Adoption of Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of 2015 on a retrospective basis as further discussed in the New Accounting Pronouncements section.

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

Although local currencies are typically considered as the functional currencies outside the United States, under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2015. Since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions have been and continue to be subject to change. In January 2014, the Venezuelan government announced that the National Center for Foreign Commerce (CENCOEX), had assumed the role with respect to the continuation of the existing official exchange rate, significantly expanded the use of a second currency auction exchange mechanism called the Complementary System for Foreign Currency Acquirement (or SICAD1), and issued exchange regulations indicating the SICAD1 rate of exchange would be used for payments related to international investments. In late March 2014, the Venezuelan government launched a third foreign exchange mechanism, SICAD2, which it later replaced with another foreign currency exchange platform in February 2015 called the Marginal System of Foreign Currency (SIMADI). The SIMADI rate was described as being derived from daily private bidders and buyers exchanging offers through authorized agents. This rate is approved and published by the Venezuelan Central Bank.

The financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the official CENCOEX (or its predecessor) rate into March 2014, the SICAD1 rate beginning in late March 2014, the SICAD2 rate beginning in June 2014, and the SIMADI rate beginning in February 2015. 3M’s uses of these rates were based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. Other factors notwithstanding, remeasurement impacts of the changes in use of these exchange rates did not have material impacts on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of

December 31, 2015, the Company had a balance of net monetary liabilities denominated in VEF of less than 500 million VEF and the CENCOEX, SICAD (formerly SICAD1), and SIMADI exchange rates were approximately 6 VEF, 13 VEF, and 200 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of December 31, 2015, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2015, the balance of intercompany receivables due from this subsidiary and its equity balance are not significant.

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

Marketable securities: Effective December 31, 2015, the Company changed the method of classification of certain securities previously classified as non-current to current. This new method classifies these securities as current or non-current based on the nature of the securities and availability for use in current operations while the prior classification was based on management’s intended holding period, the security’s maturity date and liquidity considerations based on market conditions. The Company believes this method is preferable because it is consistent with how the Company manages its capital structure and liquidity. The prior period balance has been reclassified to conform to the current year presentation:

	December 31, 2014
(Millions)	Previously Reported	Impact	As Adjusted
Marketable securities - current	$626	$813	$1,439
Marketable securities - non-current	828	(813)	15
Total marketable securities	$1,454	$—	$1,454

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $102 million and $96 million at December 31, 2015 and 2014, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M did not combine any of its reporting units for impairment testing. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is not “more likely than not” less than its carrying amount, which is commonly referred to as “Step 0”. 3M has chosen not to apply Step 0 for 2015 or prior period annual goodwill assessments.

Intangible assets: Intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. Intangible assets with a definite life are amortized over a period ranging from one to twenty years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. The estimated useful lives vary by category, with customer related largely between seven to seventeen years, patents largely between five to thirteen years, other technology-based largely between two to fifteen years, definite lived tradenames largely between three and twenty years, and other intangibles largely between two to ten years. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

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

Restructuring actions: Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs, and impairment or accelerated depreciation/amortization of assets associated with such actions. Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods. Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to intangible assets and property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

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

For non-software multiple-element arrangements, the Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables by use of the relative selling price method. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence (TPE) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. In addition to the preceding conditions, equipment revenue is not recorded until the installation has been completed if equipment acceptance is dependent upon installation or if installation is essential to the functionality of the equipment. Installation revenues are not recorded until installation has been completed.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $368 million in 2015, $407 million in 2014 and $423 million in 2013.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.763 billion in 2015, $1.770 billion in 2014 and $1.715 billion in 2013. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.223 billion in 2015, $1.193 billion in 2014 and $1.150 billion in 2013. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2015 and 2014, the Company had valuation allowances of $31 million and $22 million on its deferred tax assets, respectively. The increase in valuation allowance at December 31, 2015 relates to current acquisitions in certain international jurisdictions. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2015, 2014 and 2013 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (5.0 million average options for 2015, 1.4 million average options for 2014, and 2.0 million average options for 2013). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2015	2014	2013
Numerator:
Net income attributable to 3M	$4,833	$4,956	$4,659

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	625.6	649.2	681.9

Dilution associated with the Company’s stock-based compensation plans	11.6	12.8	11.7

Denominator for weighted average 3M common shares outstanding — diluted	637.2	662.0	693.6

Earnings per share attributable to 3M common shareholders — basic	$7.72	$7.63	$6.83
Earnings per share attributable to 3M common shareholders — diluted	$7.58	$7.49	$6.72

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. This standard has the impact of reducing the frequency of disposals reported as discontinued operations, by requiring such a disposal to represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. However, existing provisions that prohibited an entity from reporting a discontinued operation if it had certain continuing cash flows or involvement with the component after disposal were eliminated by this standard. The ASU also expands the disclosures for discontinued operations and requires new disclosures related to individually significant disposals that do not qualify as discontinued operations. For 3M, this ASU was effective prospectively beginning January 1, 2015. This ASU was applied to the 2015 divestiture information discussed in Note 2 and had no material impact on consolidated results of operations and financial condition.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. For 3M, ASU No. 2015-03 is effective January 1, 2016, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2015 with retrospective application to prior periods. As a result, debt issue costs aggregating $26 million previously included within Other Assets have been reflected as reductions in the balances of Long-Term Debt as of December 31, 2014.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement, which requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in a manner consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. For 3M, this ASU is effective January 1, 2016, with early adoption permitted. The standard provides for adoption either fully retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This standard modifies existing disclosure requirements such that investments for which the practical expedient is used to measure their fair value at net asset value (NAV) would be removed from the fair value hierarchy disclosures. Instead, an entity would be required to include those investments as a reconciling item such that the total fair value amount of investments in the fair value hierarchy disclosure is consistent with the amount on the balance sheet. Changes were also made to the requirements in a sponsor’s employee benefit plan asset disclosures. For 3M, this standard is effective January 1, 2016, with early adoption permitted. The Company adopted this ASU in the fourth quarter of 2015 with retrospective application to prior periods. As a result, Note 11, Pension and Postretirement Benefit Plans, reflects the modified disclosures with respect to applicable plan assets. As this ASU only relates to certain disclosures, it did not impact the Company’s consolidated results of operations and financial condition.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the impact of this ASU, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified—eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The ASU is applied prospectively to measurement-period adjustments that occur after the effective date. For 3M, this standard is required prospectively beginning January 1, 2016, with early adoption permitted. The Company adopted this standard with respect to measurement-period adjustments beginning in the fourth quarter of 2015. Additional disclosure, as applicable, is included in Note 2, Acquisitions and Divestitures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. For 3M, this standard is effective January 1, 2017, with early adoption permitted. In light of the process simplification provided by this ASU, the Company adopted this standard in the fourth quarter of 2015 with retrospective application to prior periods. As a result, the December 31, 2014 balances of DTAs and DTLs previously reported were impacted as follows:

	December 31, 2014
(Millions)	Previously Reported	Impact	As Adopted
Prepaid expenses and other (within other current assets)	$595	$169	$764
Other current tax assets (within other current assets)	444	(444)	—
Deferred tax assets (within other assets)	889	241	1,130
Deferred tax liabilities (within other current liabilities)	34	(34)	—

In conjunction with the adoption of this ASU, 3M reclassified $169 million of remaining other current tax assets to prepaid expenses and other to conform to the 2015 presentation.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For 3M, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impacts on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

The impact on the consolidated balance sheet of the purchase price allocations related to 2015 acquisitions and assigned weighted-average intangible asset lives, including adjustments relative to other acquisitions within the measurement period, follows. The allocation of purchase consideration related to the August 2015 Capital Safety and Polypore Separations Media acquisitions is considered preliminary, primarily with respect to certain tax-related assets and liabilities. 3M expects to finalize the allocation of purchase price within the one year measurement-period following these acquisitions. Adjustments to preliminary allocations primarily related to the identification and valuation of certain indefinite-lived intangible assets (further discussed below). The change to provisional amounts resulted in an immaterial impact to results of operations in the fourth quarter of 2015, a portion of which relates to earlier quarters in the measurement period.

	2015 Acquisition Activity
					Finite-Lived
					Intangible-Asset
(Millions)	Capital	Polypore			Weighted-Average
Asset (Liability)	Safety	Separations Media	Other	Total	Lives (Years)
Accounts receivable	$66	$30	$7	$103
Inventory	63	35	4	102
Other current assets	10	1	1	12
Property, plant, and equipment	36	128	7	171
Purchased finite-lived intangible assets:
Customer related intangible assets	445	270	40	755	16
Patents	44	11	7	62	7
Other technology-based intangible assets	85	42	1	128	7
Definite-lived tradenames	26	6	1	33	16
Other amortizable intangible assets	—	—	2	2	4
Purchased indefinite-lived intangible assets	520	—	—	520
Purchased goodwill	1,764	636	95	2,495
Accounts payable and other liabilities, net of other assets	(105)	(122)	(5)	(232)
Interest bearing debt	(766)	—	—	(766)
Deferred tax asset/(liability)	(464)	—	(7)	(471)

Net assets acquired	$1,724	$1,037	$153	$2,914

Supplemental information:
Cash paid	$1,758	$1,037	$154	$2,949
Less: Cash acquired	34	—	1	35
Cash paid, net of cash acquired	$1,724	$1,037	$153	$2,914

3M completed one acquisition (Treo Solutions, LLC) during 2014, the impact of which on the consolidated balance sheet was not considered material. Separately, as discussed in Note 6, during 2014, 3M (via Sumitomo 3M Limited) purchased Sumitomo Electric Industries, Ltd.’s 25 percent interest in 3M’s consolidated Sumitomo 3M Limited subsidiary for 90 billion Japanese Yen. Because 3M already had a controlling interest in this consolidated subsidiary, this transaction was separately recorded as a financing activity in the statement of cash flows.

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

2015 acquisitions:

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

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2015 totaled $1.0 billion. The associated finite-lived intangible assets acquired in 2015 will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 14 years (lives ranging from two to 20 years). Indefinite-lived intangible assets of $520 million relate to certain tradenames associated with the Capital Safety acquisition which have been in existence for over 55 years, have a history of leading market-share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time. Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

In the fourth quarter of 2015, 3M (Safety and Graphics Business) entered into agreements with One Equity Partners Capital Advisors L.P. (OEP) to sell the assets of 3M’s library systems business. The sales of the North American business and the majority of the business outside of North America closed in October and November 2015, respectively. The sale of the remainder of the library systems business is expected to close in the first quarter of 2016. In December 2015, 3M (Safety and Graphics Business) also completed the sale of Faab Fabricauto, a wholly-owned subsidiary of 3M, to Hills Numberplates Limited. The library systems business, part of the Traffic Safety and Security Division, delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform. Faab Fabricauto, also part of the Traffic Safety and Security Division, is a leading French manufacturer of license plates and signage solutions. The aggregate cash proceeds relative to the 2015 global library systems and Faab Fabricauto divestiture transactions was $104 million. The Company recorded a net pre-tax gain of $40 million (approximately $10 million after tax) in 2015 as a result of the sale and any adjustment of carrying value.

In January 2016, 3M (Industrial Business Group) entered into an agreement to sell to Innovative Chemical Products Group, a portfolio company of Audax Private Equity, the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The transaction is expected to close in the first quarter of 2016, subject to customary close conditions.

In June 2013, 3M (Consumer Business) completed the sale of its Scientific Anglers and Ross Reels businesses to The Orvis Company, Inc. based in Manchester, Vermont. This transaction was not considered material

The aggregate operating income of these businesses included in the Company’s operating results for the periods presented and the amounts of major assets and liabilities of any associated disposal groups classified as held-for-sale as of December 31, 2015 were not material.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $2.5 billion in 2015, $636 million of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $65 million in 2014, none of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2014	2014	Dec. 31,	2015	2015	Dec. 31,
	2013	acquisition	translation	2014	acquisition	translation	2015
(Millions)	Balance	activity	and other	Balance	activity	and other	Balance
Industrial	$2,166	$—	$(129)	$2,037	$637	$(106)	$2,568
Safety and Graphics	1,740	—	(90)	1,650	1,764	(72)	3,342
Health Care	1,596	65	(72)	1,589	94	(59)	1,624
Electronics and Energy	1,612	—	(53)	1,559	—	(44)	1,515
Consumer	231	—	(16)	215	—	(15)	200
Total Company	$7,345	$65	$(360)	$7,050	$2,495	$(296)	$9,249

As described in Note 16, effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the third quarter of 2015, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2015 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

For 2015, the intangible assets (excluding goodwill) acquired through business combinations increased the gross carrying amount. Balances are also impacted by changes in foreign currency exchange rates. The gross carrying amount and accumulated amortization of acquired intangible assets as of December 31, follow:

(Millions)	2015	2014
Customer related intangible assets	$1,973	$1,348
Patents	616	581
Other technology-based intangible assets	525	407
Definite-lived tradenames	421	401
Other amortizable intangible assets	216	221
Total gross carrying amount	$3,751	$2,958

Accumulated amortization — customer related	(668)	(597)
Accumulated amortization — patents	(481)	(472)
Accumulated amortization — other technology based	(252)	(215)
Accumulated amortization — definite-lived tradenames	(215)	(195)
Accumulated amortization — other	(169)	(167)
Total accumulated amortization	$(1,785)	$(1,646)

Total finite-lived intangible assets — net	$1,966	$1,312

Non-amortizable intangible assets (primarily tradenames)	635	123
Total intangible assets — net	$2,601	$1,435

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for the years ended December 31 follows:

(Millions)	2015	2014	2013
Amortization expense	$229	$228	$236

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2015 follows:

						After
(Millions)	2016	2017	2018	2019	2020	2020
Amortization expense	$252	$226	$205	$192	$183	$908

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

NOTE 4.  Restructuring Actions

2015 Restructuring Actions:

During the fourth quarter of 2015, management approved and committed to undertake certain restructuring actions primarily focused on structural overhead, largely in the U.S. and slower-growing markets, with particular emphasis on Europe, Middle East, and Africa (EMEA) and Latin America. This impacted approximately 1,700 positions worldwide and resulted in a fourth-quarter 2015 pre-tax charge of $114 million.

Components of these restructuring charges are summarized by business segment as follows:

	Year ended December 31, 2015
(Millions)	Employee-Related	Asset-Related	Total
Industrial	$30	$12	$42
Safety and Graphics	11	—	11
Health Care	9	—	9
Electronics and Energy	8	4	12
Consumer	3	—	3
Corporate and Unallocated	37	—	37
Total Expense	$98	$16	$114

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	2015
Cost of sales	40
Selling, general and administrative expenses	62
Research, development and related expenses	12
Total	$114

Components of these restructuring actions, including cash and non-cash impacts, follow:

	Year ended December 31, 2015
(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued 2015 restructuring action balances as of December 31, 2015	$63	$—	$63

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued pension and postretirement benefits and accelerated deprecation resulting from the cessation of use of certain long-lived assets. Remaining activities related to the restructuring are expected to be completed in 2016.

NOTE 5.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $79 million at December 31, 2015, and $1 million at December 31, 2014. Accumulated depreciation for capital leases totaled $98 million and $87 million as of December 31, 2015, and 2014, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2015	2014
Other current assets
Prepaid expenses and other	$1,081	$764
Derivative assets-current	211	182
Insurance related receivables, prepaid expenses and other	106	77
Total other current assets	$1,398	$1,023

Investments
Equity method	$56	$58
Cost method	59	41
Other investments	2	3
Total investments	$117	$102

Property, plant and equipment - at cost
Land	$354	$368
Buildings and leasehold improvements	7,120	6,943
Machinery and equipment	14,743	14,684
Construction in progress	723	679
Capital leases	158	167
Gross property, plant and equipment	23,098	22,841
Accumulated depreciation	(14,583)	(14,352)
Property, plant and equipment - net	$8,515	$8,489

Other assets
Deferred income taxes	$510	$1,130
Insurance related receivables and other	49	89
Cash surrender value of life insurance policies	241	245
Other	253	305
Total other assets	$1,053	$1,769

Other current liabilities
Accrued trade payables	$566	$533
Deferred income	518	541
Derivative liabilities	65	39
Dividends payable	—	648
Employee benefits and withholdings	148	172
Contingent liability claims and other	147	157
Property and other taxes	89	90
Pension and postretirement benefits	60	60
Other	811	644
Total other current liabilities	$2,404	$2,884

Other liabilities
Long term income taxes payable	$154	$519
Employee benefits	254	262
Contingent liability claims and other	295	300
Capital lease obligations	46	59
Deferred income	19	21
Deferred income taxes	551	141
Other	261	253
Total other liabilities	$1,580	$1,555

NOTE 6.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 334,702,932 shares at December 31, 2015,  308,898,462 shares at December 31, 2014, and 280,736,817 shares at December 31, 2013. Preferred stock, without par value, of 10 million shares is authorized but unissued.

In 2015, 3M’s Board of Directors declared a second, third, and fourth quarter dividend of $1.025 per share, which resulted in total year 2015 declared dividends of $3.075 per share. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015), which when added to second, third and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2012, net of tax:	$230	$(4,955)	$(2)	$(23)	$(4,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(462)	1,361	—	(98)	801
Amounts reclassified out	—	569	—	122	691
Total other comprehensive income (loss), before tax	(462)	1,930	—	24	1,492
Tax effect	44	(690)	—	(9)	(655)
Total other comprehensive income (loss), net of tax	(418)	1,240	—	15	837
Balance at December 31, 2013, net of tax:	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(856)	(2,638)	2	171	(3,321)
Amounts reclassified out	—	360	1	(4)	357
Total other comprehensive income (loss), before tax	(856)	(2,278)	3	167	(2,964)
Tax effect	(92)	716	(1)	(60)	563
Total other comprehensive income (loss), net of tax	(948)	(1,562)	2	107	(2,401)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at December 31, 2014, net of tax	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(447)	367	—	212	132
Amounts reclassified out	—	537	—	(174)	363
Total other comprehensive income (loss), before tax	(447)	904	—	38	495
Tax effect	(137)	(415)	—	(13)	(565)
Total other comprehensive income (loss), net of tax	(584)	489	—	25	(70)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$—	$124	$(6,359)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
(Millions)	Year ended	Year ended	Year ended
Details about Accumulated Other	December 31,	December 31,	December 31,	Location on Income
Comprehensive Income Components	2015	2014	2013	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	$1	See Note 11
Prior service benefit	79	59	77	See Note 11
Net actuarial loss	(626)	(420)	(647)	See Note 11
Curtailments/Settlements	9	—	—	See Note 11
Total before tax	(537)	(360)	(569)
Tax effect	176	122	197	Provision for income taxes
Net of tax	$(361)	$(238)	$(372)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$(1)	$—	Selling, general and administrative expenses
Total before tax	—	(1)	—
Tax effect	—	—	—	Provision for income taxes
Net of tax	$—	$(1)	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$178	$3	$(11)	Cost of sales
Foreign currency forward contracts	—	—	(108)	Interest expense
Commodity price swap contracts	(2)	2	(2)	Cost of sales
Interest rate swap contracts	(2)	(1)	(1)	Interest expense
Total before tax	174	4	(122)
Tax effect	(63)	(1)	45	Provision for income taxes
Net of tax	$111	$3	$(77)
Total reclassifications for the period, net of tax	$(250)	$(236)	$(449)

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

The following table summarizes the effects of these 2014 transactions on equity attributable to 3M Company shareholders:

Year ended
(Millions)	December 31, 2014
Net income attributable to 3M	$4,956
Impact of purchase of subsidiary shares	(409)
Change in 3M Company shareholders’ equity from net income
attributable to 3M and impact of purchase of subsidiary shares	$4,547

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

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2015	2014	2013
Cash income tax payments, net of refunds	$2,331	$1,968	$1,803
Cash interest payments	134	178	169
Capitalized interest	13	15	21

Cash interest payments include interest paid on debt and capital lease balances, including net interest payments/receipts related to accreted debt discounts/premiums, payment of debt issue costs, as well as net interest payments/receipts associated with interest rate swap contracts.

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

•

During the third quarter of 2013, 3M sold its equity interest in a non-strategic investment in exchange for a note receivable of approximately $24 million, which is considered non-cash investing activity. As a result of this transaction, in the third quarter of 2013, 3M recorded a pre-tax gain of $18 million in its Health Care business segment. In October 2013, cash was received for the note receivable and is reflected in other investing activity in the consolidated statement of cash flows for the year ended December 31, 2013.

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

In addition, as discussed in Note 6, in the fourth quarter of 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015), which reduced 3M’s stockholders equity and increased other current liabilities as of December 2014 by $648 million. In the fourth quarter of 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This reduced 3M’s stockholders equity and increased other current liabilities as of December 31, 2013 by $567 million.

NOTE 8.  Income Taxes

Income Before Income Taxes

(Millions)	2015	2014	2013
United States	$4,399	$3,815	$3,194
International	2,424	3,211	3,368
Total	$6,823	$7,026	$6,562

Provision for Income Taxes

(Millions)	2015	2014	2013
Currently payable
Federal	$1,338	$1,103	$948
State	101	108	91
International	566	1,008	901
Deferred
Federal	(55)	(171)	(123)
State	6	(9)	(2)
International	26	(11)	26
Total	$1,982	$2,028	$1,841

Components of Deferred Tax Assets and Liabilities

(Millions)	2015	2014
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$175	$148
Product and other claims	146	152
Miscellaneous accruals	114	137
Pension costs	1,120	1,312
Stock-based compensation	305	290
Net operating/capital loss carryforwards	109	175
Foreign tax credits	25	360
Inventory	46	52
Other	—	30
Gross deferred tax assets	2,040	2,656
Valuation allowance	(31)	(22)
Total deferred tax assets	$2,009	$2,634

Deferred tax liabilities:
Product and other insurance receivables	$(28)	$(31)
Accelerated depreciation	(736)	(804)
Intangible amortization	(1,017)	(719)
Currency translation	(199)	(91)
Other	(70)	—
Total deferred tax liabilities	$(2,050)	$(1,645)

Net deferred tax assets (liabilities)	$(41)	$989

The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. See Note 5 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2015, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $31 million), state (approximately $2 million), and international (approximately $76 million), with all amounts before valuation allowances. The federal tax attribute carryovers will expire after 15 to 20 years, the state after five to 10 years, and the majority of international after four years with the remaining international expiring in one year or with an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. As of December 31, 2015, the Company has provided $31 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

Reconciliation of Effective Income Tax Rate

	2015	2014	2013
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	1.1	0.9	0.9
International income taxes - net	(3.8)	(5.8)	(6.3)
U.S. research and development credit	(0.5)	(0.4)	(0.7)
Reserves for tax contingencies	(1.0)	0.6	1.2
Domestic Manufacturer’s deduction	(1.8)	(1.3)	(1.6)
All other - net	0.1	(0.1)	(0.4)
Effective worldwide tax rate	29.1%	28.9%	28.1%

The effective tax rate for 2015 was 29.1 percent, compared to 28.9 percent in 2014, an increase of 0.2 percentage points, impacted by several factors. Factors which increased the Company’s effective tax rate included international taxes, which were impacted by changes in foreign currency rates and changes to the geographic mix of income before taxes, and other items. Combined, these factors increased the Company’s effective tax rate by 2.4 percentage points. This increase was partially offset by a 2.2 percentage point decrease, which related to the remeasurements of 3M’s uncertain tax positions, including the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and increases in the domestic manufacturer’s deduction and U.S. research and development credit benefits.

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

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2013. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2014 and 2015. It is anticipated that the IRS will complete its examination of the Company for 2014 by the end of the first quarter of 2016 and for 2015 by the end of the first quarter of 2017. As of December 31, 2015, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2015	2014	2013
Gross UTB Balance at January 1	$583	$659	$528

Additions based on tax positions related to the current year	77	201	97
Additions for tax positions of prior years	140	30	158
Reductions for tax positions of prior years	(399)	(74)	(29)
Settlements	(4)	(154)	(17)
Reductions due to lapse of applicable statute of limitations	(16)	(79)	(78)

Gross UTB Balance at December 31	$381	$583	$659

Net UTB impacting the effective tax rate at December 31	$369	$265	$262

The total amount of UTB, if recognized, would affect the effective tax rate by $369 million as of December 31, 2015, $265 million as of December 31, 2014, and $262 million as of December 31, 2013. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $2 million of expense, $14 million of benefit, and $22 million of expense in 2015, 2014, and 2013, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2015, and December 31, 2014, accrued interest and penalties in the consolidated balance sheet on a gross basis were $45 million and $44 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from certain manufacturing activities in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: Taiwan (2015), China (2016), Korea (2018), Brazil (2023), Switzerland (2024), and Singapore (2025). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $114 million (18 cents per diluted share) in 2015, $99 million (15 cents per diluted share) in 2014, and $87 million (13 cents per diluted share) in 2013.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely, with the exception of an acquired entity. These earnings relate to ongoing operations and were approximately $12 billion as of December 31, 2015. Because of the availability of U.S. foreign tax credits, the multiple avenues in which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 9.  Marketable Securities

The Company invests in agency securities, corporate securities, asset-backed securities and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2015	2014

U.S. government agency securities	$—	$108
Foreign government agency securities	10	95
Corporate debt securities	10	619
Commercial paper	12	—
Certificates of deposit/time deposits	26	41
U.S. treasury securities	—	38
U.S. municipal securities	3	—
Asset-backed securities:
Automobile loan related	26	282
Credit card related	10	162
Equipment lease related	2	48
Other	19	46
Asset-backed securities total	57	538

Current marketable securities	$118	$1,439

U.S. municipal securities	$9	$15

Non-current marketable securities	$9	$15

Total marketable securities	$127	$1,454

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At December 31, 2015 and 2014, gross unrealized gains and/or losses (pre-tax) were not material. Refer to Note 6 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2015, for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2015

Due in one year or less	$52
Due after one year through five years	74
Due after five years through ten years	1
Due after ten years	—
Total marketable securities	$127

3M has a diversified marketable securities portfolio of $127 million as of December 31, 2015. Within this portfolio, current asset-backed securities (estimated fair value of $57 million) primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At December 31, 2015, all asset-backed security investments were in compliance with this policy. Approximately 75.8 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2015. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

	Currency/	Effective	Final
(Millions)	Fixed vs.	Interest	Maturity	Carrying Value
Description / 2015 Principal Amount	Floating	Rate	Date	2015	2014
Medium-term note ($1 billion)	USD Fixed	1.62%	2016	$999	$996
Medium-term note ($650 million)	USD Fixed	1.10%	2017	648	647
Medium-term note (500 million Euros)	Euro Floating	0.16%	2018	545	606
Medium-term note ($450 million)	USD Floating	0.44%	2018	448	—
Medium-term note ($600 million)	USD Floating	0.55%	2019	597	592
Medium-term note ($25 million)	USD Fixed	1.74%	2019	25	25
Medium-term note (650 million Euros)	Euro Floating	0.15%	2020	708	—
Medium-term note ($300 million)	USD Floating	0.61%	2020	297	—
Medium-term note ($200 million)	USD Fixed	2.12%	2020	198	—
Eurobond (300 million Euros)	Euro Floating	0.21%	2021	348	389
Eurobond (300 million Euros)	Euro Fixed	1.97%	2021	326	361
Medium-term note ($600 million)	USD Fixed	2.17%	2022	592	591
Medium-term note (600 million Euros)	Euro Fixed	1.14%	2023	644	—
Medium-term note ($550 million)	USD Fixed	3.04%	2025	545	—
Medium-term note (750 million Euros)	Euro Fixed	1.71%	2026	801	892
30-year debenture ($330 million)	USD Fixed	6.01%	2028	343	344
Medium-term note (500 million Euros)	Euro Fixed	1.90%	2030	533	—
30-year bond ($750 million)	USD Fixed	5.73%	2037	743	742
Floating rate note ($96 million)	USD Floating	0.22%	2041	96	96
Medium-term note ($325 million)	USD Fixed	4.05%	2044	313	312
Floating rate note ($55 million)	USD Floating	0.16%	2044	55	55
Other borrowings	Various	0.22%	2016-2040	74	112
Total long-term debt				$9,878	$6,760
Less: current portion of long-term debt				1,125	55
Long-term debt (excluding current portion)				$8,753	$6,705

Post-Swap Borrowing (Long-Term Debt, Including Current Portion)

	2015		2014
	Carrying	Effective	Carrying	Effective
(Millions)	Value	Interest Rate	Value	Interest Rate
Fixed-rate debt	$6,712	2.54%	$4,911	2.74%
Floating-rate debt	3,166	0.32%	1,849	0.53%
Total long-term debt, including current portion	$9,878		$6,760

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2015	2014
Current portion of long-term debt	1.45%	$1,125	$55
U.S. dollar commercial paper	—%	—	—
Other borrowings	1.01%	919	51
Total short-term borrowings and current portion of long-term debt		$2,044	$106

In 2015, other short-term borrowings primarily consisted of bank borrowings by international subsidiaries, primarily Japan and Korea.

Maturities of Long-term Debt

Maturities of long-term debt for the five years subsequent of December 31, 2015 are as follows (in millions):

					After
2016	2017	2018	2019	2020	2020	Total
$1,125	$744	$993	$622	$1,203	$5,191	$9,878

Long-term debt payments due in 2016 and 2017 include floating rate notes totaling $126 million (classified as current portion of long-term debt), and $96 million (included as a separate floating rate note in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

Credit Facilities

In August 2014, 3M amended and extended its existing $1.5 billion five-year revolving credit facility to a $2.25 billion five-year agreement expiring in August 2019. This credit agreement includes a provision under which 3M may request an increase of up to $2.25 billion, bringing the total facility up to $4.5 billion (at the lender’s discretion). This facility was undrawn at December 31, 2015. Under the $2.25 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2015, this ratio was approximately 56 to 1. Debt covenants do not restrict the payment of dividends.

Other Credit Facilities

Apart from the committed revolving facility, an additional $241 million in stand-alone letters of credit and $18 million in bank guarantees were also issued and outstanding at December 31, 2015. These lines of credit are utilized in connection with normal business activities.

Long-Term Debt Issuances

The principal amounts, interest rates and maturity dates of individual long-term debt issuances can be found in the long-term debt table found at the beginning of this note.

In May 2015, 3M issued 1.750 billion Euros aggregate principal amount of medium term notes. In August 2015, 3M issued $1.500 billion aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into two interest rate swaps as fair value hedges of a portion of the fixed interest rate medium-term note obligation. The first converted a $450 million three-year fixed rate note, and the second converted $300 million of a five-year fixed rate note included in this issuance to an interest rate based on a floating three-month LIBOR index.

In June 2014, 3M issued $950 million aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into an interest rate swap to convert $600 million of a $625 million note included in this issuance to an interest rate based on a floating three-month LIBOR index as a fair value hedge of a portion of the fixed interest rate medium-term note obligation. In November 2014, the Company issued 1.250 billion Euros aggregate principal amount of medium-term notes.

In November 2013, 3M issued a Eurobond for an amount of 600 million Euros. Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros.

Long-Term Debt Maturities

In July 2014, 3M retired at maturity 1.025 billion Euros of seven-year 5.0% fixed rate Eurobonds. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit facility agreement with JP Morgan Chase Bank, which was fully drawn as of December 31, 2012. 3M repaid the balance in 2014.

In August 2013, 3M repaid $850 million (principal amount) of medium-term notes.

Floating Rate Notes

At various times, 3M has issued floating rate notes containing put provisions. 3M would be required to repurchase these securities at various prices ranging from 99 percent to 100 percent of par value according to the reduction schedules for each security. In December 2004, 3M issued a forty-year $60 million floating rate note, with a rate based on a floating LIBOR index. Under the terms of this floating rate note due in 2044, holders have an annual put feature at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040 and 2041, holders have put options that commence ten years from the date of issuance and each third anniversary thereafter until final maturity at prices ranging from 99 percent to 100 percent of par value. In 2008 through 2015, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

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

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 6% of eligible compensation were matched in cash at rates of 60% or 75%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, received a cash match of 100% for employee 401(k) contributions of up to 6% of eligible compensation and also received an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. Beginning on January 1, 2016, for U.S. employees, the Company reduced its match on employee 401(k) contributions. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation will be matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, will receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and will also continue to receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’ elections. Employer contributions to the U.S. defined contribution plans were $165 million, $153 million and $136 million for 2015, 2014 and 2013, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $77 million, $75 million and $71 million for 2015, 2014 and 2013, respectively.

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

3M’s primary U.S. qualified defined benefit plan does not have a mandatory cash contribution because the Company has a significant credit balance from previous discretionary contributions that can be applied to any Pension Protection Act funding requirements.

As a result of changes made to its U.S. postretirement health care benefit plans in 2010, the Company has transitioned all current and future retirees to a savings account benefits-based plan. These changes became effective beginning January 1, 2013, for all Medicare eligible retirees and their Medicare eligible dependents and became effective beginning January 1, 2016, for all non-Medicare eligible retirees and their eligible dependents. In August 2015, 3M modified the 3M Retiree Welfare Benefit Plan postretirement medical benefit reducing the future benefit for participants not retired as of January 1, 2016. For participants retiring after January 1, 2016, the Retiree Medical Savings Account (RMSA) is no longer credited with interest and the indexation on both the RMSA and the Medicare Health Reimbursement Arrangement is reduced from 3 percent to 1.5 percent per year (for those employees who are eligible for these accounts). Also effective January 1, 2016, 3M no longer offers 3M Retiree Health Care Accounts to new hires. Due to these changes the plan was re-measured in the third quarter of 2015, resulting in a decrease to the projected benefit obligation liability of approximately $233 million, and a related increase to shareholders’ equity, specifically accumulated other comprehensive income.

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

In the fourth quarter of 2014, 3M’s Board of Directors approved an amendment of the U.S. defined benefit pension plan to include a lump sum payment option for employees that have vested retirement benefits who commence their pension January 1, 2015, or later. This option is also available to vested employees who leave 3M before becoming eligible to retire at the time of termination. This change reduced 3M’s year-end 2014 U.S. pension PBO liability by approximately $266 million.

As of December 31, 2014, the Company converted to the “RP 2014 Mortality Tables” and updated the mortality improvement scale it used for calculating the year-end 2014 U.S. defined benefit pension annuitant and postretirement obligations and 2015 expense. The impact of this change increased the year-end 2014 U.S. pension PBO by approximately $820 million and the U.S. accumulated postretirement benefit obligation by approximately $100 million.

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the year ending December 31, 2015. In March 2015, 3M also received a favorable Internal Revenue Service tax determination letter to terminate a frozen defined benefit pension plan of one of 3M’s acquired subsidiaries. By the end of 2015, this plan made final distributions of $16 million to participants. The Company also had other settlements, curtailments, special termination benefits and other items in 2015 aggregating to the amounts indicated in these components in the applicable tables that follow.

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

The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit in the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. As of the 2015 measurement date, these holdings represented less than one half of one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $35 million as of December 31, 2015 and 2014.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$16,452	$13,967	$6,979	$6,346	$2,462	$2,017
Acquisitions/Transfers in	—	—	94	—	—	—
Service cost	293	241	154	141	75	65
Interest cost	655	676	206	252	98	97
Participant contributions	—	—	9	10	14	18
Foreign exchange rate changes	—	—	(589)	(663)	(22)	(11)
Plan amendments	—	(266)	(6)	3	(211)	—
Actuarial (gain) loss	(657)	2,874	(274)	1,128	(80)	415
Medicare Part D Reimbursement	—	—	—	—	1	1
Benefit payments	(874)	(1,039)	(232)	(235)	(122)	(140)
Settlements, curtailments, special termination benefits and other	(13)	(1)	(19)	(3)	1	—
Benefit obligation at end of year	$15,856	$16,452	$6,322	$6,979	$2,216	$2,462
Change in plan assets
Fair value of plan assets at beginning of year	$14,643	$13,889	$5,957	$5,758	$1,436	$1,405
Acquisitions/Transfers in	—	—	8	—	—	—
Actual return on plan assets	100	1,749	287	813	36	148
Company contributions	113	45	151	165	3	5
Participant contributions	—	—	9	10	14	18
Foreign exchange rate changes	—	—	(498)	(554)	—	—
Benefit payments	(874)	(1,039)	(232)	(235)	(122)	(140)
Settlements, curtailments, special termination benefits and other	(16)	(1)	(13)	—	—	—
Fair value of plan assets at end of year	$13,966	$14,643	$5,669	$5,957	$1,367	$1,436
Funded status at end of year	$(1,890)	$(1,809)	$(653)	$(1,022)	$(849)	$(1,026)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$3	$3	$185	$43	$—	$—
Accrued benefit cost
Current liabilities	(47)	(46)	(10)	(10)	(3)	(4)
Non-current liabilities	(1,846)	(1,766)	(828)	(1,055)	(846)	(1,022)
Ending balance	$(1,890)	$(1,809)	$(653)	$(1,022)	$(849)	$(1,026)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2015	2014	2015	2014	2015	2014
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$(2)	$(3)	$—	$—
Net actuarial loss (gain)	5,366	5,462	1,610	2,200	815	914
Prior service cost (credit)	(227)	(251)	(68)	(93)	(270)	(102)
Ending balance	$5,139	$5,211	$1,540	$2,104	$545	$812

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $14.834 billion and $15.335 billion at December 31, 2015 and 2014, respectively. The accumulated benefit obligation of the international pension plans was $5.773 billion and $6.401 billion at December 31, 2015 and 2014, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2015	2014	2015	2014
Projected benefit obligation	$15,856	$16,435	$2,382	$2,588
Accumulated benefit obligation	14,834	15,319	2,149	2,335
Fair value of plan assets	13,966	14,623	1,566	1,636

Components of net periodic cost and other amounts recognized in other comprehensive income

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 follow:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net periodic benefit cost (benefit)
Service cost	$293	$241	$258	$154	$141	$147	$75	$65	$80
Interest cost	655	676	598	206	252	238	98	97	88
Expected return on plan assets	(1,069)	(1,043)	(1,046)	(308)	(312)	(291)	(91)	(90)	(90)
Amortization of transition (asset) obligation	—	—	—	(1)	(1)	(1)	—	—	—
Amortization of prior service cost (benefit)	(24)	4	5	(13)	(16)	(16)	(42)	(47)	(66)
Amortization of net actuarial (gain) loss	409	243	399	144	121	153	73	56	95
Net periodic benefit cost (benefit)	$264	$121	$214	$182	$185	$230	$113	$81	$107
Settlements, curtailments, special termination benefits and other	2	—	—	(6)	4	2	1	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$266	$121	$214	$176	$189	$232	$114	$81	$107
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition (asset) obligation	—	—	—	1	1	1	—	—	—
Prior service cost (benefit)	—	(266)	—	10	3	3	(212)	—	(20)
Amortization of prior service cost (benefit)	24	(4)	(5)	13	16	16	42	47	66
Net actuarial (gain) loss	312	2,167	(743)	(270)	592	(294)	(23)	358	(313)
Amortization of net actuarial (gain) loss	(409)	(243)	(399)	(144)	(121)	(153)	(73)	(56)	(95)
Foreign currency	—	—	—	(174)	(215)	(47)	(1)	(1)	(2)
Total recognized in other comprehensive (income) loss	$(73)	$1,654	$(1,147)	$(564)	$276	$(474)	$(267)	$348	$(364)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$193	$1,775	$(933)	$(388)	$465	$(242)	$(153)	$429	$(257)

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$(1)	$—
Amortization of prior service cost (benefit)	(24)	(13)	(55)
Amortization of net actuarial (gain) loss	354	90	62
Total amortization expected over the next fiscal year	$330	$76	$7

The Company primarily amortizes amounts recognized as prior service cost (benefit) over the average future service period of active employees at the date of the amendment.

Weighted-average assumptions used to determine benefit obligations as of December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Discount rate	4.47%	4.10%	4.98%	3.12%	3.11%	4.02%	4.48%	4.07%	4.83%
Compensation rate increase	4.10%	4.10%	4.00%	2.90%	3.33%	3.35%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013

Discount rate	4.10%	4.98%	4.14%	3.11%	4.02%	3.78%	4.07%	4.83%	4.00%
Expected return on assets	7.75%	7.75%	8.00%	5.90%	5.83%	5.87%	6.91%	7.11%	7.19%
Compensation rate increase	4.10%	4.00%	4.00%	3.33%	3.35%	3.31%	N/A	N/A	N/A

The Company is in the process of transitioning all current and future retirees in the U.S. postretirement health care benefit plans to a savings account benefits-based plan. The contributions provided by the Company to the health savings accounts increase 3 percent per year for employees who retired prior to January 1, 2016 and increase 1.5 percent for employees who retire on or after January 1, 2016. Therefore, the Company no longer has material exposure to health care cost inflation.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.47% for pension and 4.48% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2015, which is an increase of 0.37 percentage points and 0.41 percentage points, respectively, from the rates used as of December 31, 2014. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields. Beginning in 2016, 3M changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method measures service and interest costs separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income. The Company changed to the new method to provide a more precise measure of service and interest costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016.

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.75% in 2015. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2015, the Company’s 2016 expected long-term rate of return on U.S. plan assets is 7.50%, a decrease of 0.25 percentage points from 2015. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2015 expected long-term rate of return is based on an asset allocation assumption of 25% global equities, 18% private equities, 41% fixed-income securities, and 16% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2015 was 0.7%. In 2014 the plan earned a rate of return of 13.0% and in 2013 earned a return of 6.0%. The average annual actual return on the plan assets over the past 10 and 25 years has been 7.8% and 10.0%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2015, the Company contributed $264 million to its U.S. and international pension plans and $3 million to its postretirement plans. During 2014, the Company contributed $210 million to its U.S. and international pension plans and $5 million to its postretirement plans. In 2016, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2016 Benefit Payments	$987	$205	$141
2017 Benefit Payments	997	215	156
2018 Benefit Payments	1,008	228	172
2019 Benefit Payments	1,017	241	153
2020 Benefit Payments	1,029	250	155
Next five years	5,187	1,480	797

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

U.S. Pension Plans and Postretirement Benefit Plan Assets

In order to achieve the investment objectives in the U.S. pension plans and U.S. postretirement benefit plans, the investment policies include a target strategic asset allocation. The investment policies allow some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolios will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans.  Approximately 39% of the postretirement benefit plan assets are in a 401(h) account. The 401(h) account assets are in the same trust as the primary U.S. pension plan and invested with the same investment objectives as the primary U.S. pension plan.

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2015	2014	2015	2014	2015	2014	2015	2014
Equities
U.S. equities	$1,897	$1,766	$—	$—	$—	$—	$1,897	$1,766
Non-U.S. equities	1,149	1,214	—	—	—	—	1,149	1,214
Index and long/short equity funds*							578	607
Total Equities	$3,046	$2,980	$—	$—	$—	$—	$3,624	$3,587
Fixed Income
U.S. government securities	$1,095	$1,032	$456	$590	$—	$—	$1,551	$1,622
Non-U.S. government securities	—	7	126	381	—	—	126	388
Preferred and convertible securities	4	6	8	9	—	—	12	15
U.S. corporate bonds	9	8	2,820	2,889	—	—	2,829	2,897
Non-U.S. corporate bonds	—	—	616	566	—	—	616	566
Derivative instruments	(1)	6	40	126	—	—	39	132
Other*							11	32
Total Fixed Income	$1,107	$1,059	$4,066	$4,561	$—	$—	$5,184	$5,652
Private Equity
Derivative instruments	$—	$—	$—	$—	$(106)	$(74)	$(106)	$(74)
Growth equity	24	15	—	—	—	—	24	15
Partnership investments*							2,450	2,561
Total Private Equity	$24	$15	$—	$—	$(106)	$(74)	$2,368	$2,502
Absolute Return
Derivative instruments	$—	$—	$(5)	$—	$—	$—	$(5)	$—
Fixed income and other	253	26	46	52	—	—	299	78
Hedge fund/fund of funds*							1,409	1,807
Partnership investments*							355	288
Total Absolute Return	$253	$26	$41	$52	$—	$—	$2,058	$2,173
Cash and Cash Equivalents
Cash and cash equivalents	$102	$287	$6	$86	$—	$—	$108	$373
Cash and cash equivalents, valued at net asset value*							783	531
Total Cash and Cash Equivalents	$102	$287	$6	$86	$—	$—	$891	$904
Total	$4,532	$4,367	$4,113	$4,699	$(106)	$(74)	$14,125	$14,818
Other items to reconcile to fair value of plan assets							$(159)	$(175)
Fair value of plan assets							$13,966	$14,643

* In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value (NAV) per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding and is determined by the investment manager or custodian of the fund. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2015	2014	2015	2014	2015	2014	2015	2014
Equities
U.S. equities	$508	$565	$—	$—	$—	$—	$508	$565
Non-U.S. equities	59	56	—	—	—	—	59	56
Index and long/short equity funds*							49	55
Total Equities	$567	$621	$—	$—	$—	$—	$616	$676
Fixed Income
U.S. government securities	$71	$68	$192	$186	$—	$—	$263	$254
Non-U.S. government securities	—	—	8	17	—	—	8	17
U.S. corporate bonds	—	—	153	146	—	—	153	146
Non-U.S. corporate bonds	—	—	35	34	—	—	35	34
Derivative instruments	—	—	2	5	—	—	2	5
Other*							—	1
Total Fixed Income	$71	$68	$390	$388	$—	$—	$461	$457
Private Equity
Derivative instruments	$—	$—	$—	$—	$(4)	$(3)	$(4)	$(3)
Growth equity	1	1	—	—	—	—	1	1
Partnership investments*							136	162
Total Private Equity	$1	$1	$—	$—	$(4)	$(3)	$133	$160
Absolute Return
Fixed income and other	$10	$1	$2	$2	$—	$—	$12	$3
Hedge fund/fund of funds*							54	66
Partnership investments*							14	10
Total Absolute Return	$10	$1	$2	$2	$—	$—	$80	$79
Cash and Cash Equivalents
Cash and cash equivalents	$38	$33	$—	$3	$—	$—	$38	$36
Cash and cash equivalents, valued at net asset value*							30	20
Total Cash and Cash Equivalents	$38	$33	$—	$3	$—	$—	$68	$56
Total	$687	$724	$392	$393	$(4)	$(3)	$1,358	$1,428
Other items to reconcile to fair value of plan assets							$9	$8
Fair value of plan assets							$1,367	$1,436

*In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding and is determined by the investment manager or custodian of the fund. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

Fixed income includes derivative instruments such as credit default swaps, interest rate swaps and futures contracts. Corporate debt includes bonds and notes, asset backed securities, collateralized mortgage obligations and private placements. Swaps and derivative instruments are valued by the custodian using closing market swap curves and market derived inputs. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Private placements are valued by the custodian using recognized pricing services and sources.

The private equity portfolio is a diversified mix of derivative instruments, growth equity and partnership interests. Derivative investments are written options that are valued by independent parties using market inputs and valuation models. Growth equity investments are valued at the closing price reported in the active market in which the individual securities are traded.

Absolute return consists primarily of partnership interests in hedge funds, hedge fund of funds or other private fund vehicles. Corporate debt instruments are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risk ratings.

Other items to reconcile to fair value of plan assets include the net of insurance receivables for WG Trading Company, interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The balances of and changes in the fair values of the U.S. pension plans’ and postretirement plans’ level 3 assets for the periods ended December 31, 2015 and 2014 were not material.

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

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2015	2014	2015	2014	2015	2014	2015	2014
Equities
Growth equities	$718	$672	$195	$176	$—	$—	$913	$848
Value equities	494	595	27	23	—	—	521	618
Core equities	31	19	671	624	4	4	706	647
Equities, valued at net asset value*							17	18
Total Equities	$1,243	$1,286	$893	$823	$4	$4	$2,157	$2,131
Fixed Income
Domestic government	$283	$87	$346	$533	$4	$3	$633	$623
Foreign government	—	45	206	670	—	—	206	715
Corporate debt securities	30	1	661	701	10	12	701	714
Fixed income securities, valued at net asset value*							770	863
Total Fixed Income	$313	$133	$1,213	$1,904	$14	$15	$2,310	$2,915
Private Equity
Real estate	$1	$3	$5	$5	$4	$4	$10	$12
Real estate, valued at net asset value*							126	119
Partnership investments*							24	23
Total Private Equity	$1	$3	$5	$5	$4	$4	$160	$154
Absolute Return
Derivatives	$(2)	$—	$15	$(4)	$—	$—	$13	$(4)
Insurance	—	—	—	—	456	476	456	476
Other	—	—	4	10	3	3	7	13
Other, valued at net asset value*							1	3
Hedge funds*							119	117
Total Absolute Return	$(2)	$—	$19	$6	$459	$479	$596	$605
Cash and Cash Equivalents
Cash and cash equivalents	$126	$161	$347	$29	$—	$—	$473	$190
Cash and cash equivalents, valued at net asset value*							1	3
Total Cash and Cash Equivalents	$126	$161	$347	$29	$—	$—	$474	$193
Total	$1,681	$1,583	$2,477	$2,767	$481	$502	$5,697	$5,998
Other items to reconcile to fair value of plan assets							$(28)	$(41)
Fair value of plan assets							$5,669	$5,957

*In accordance with ASC 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding and is determined by the investment manager or custodian of the fund. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

Equities consist primarily of mandates in public equity securities managed to various public equity indices. Publicly traded equities are valued at the closing price reported in the active market in which the individual securities are traded.

Fixed Income investments include domestic and foreign government, and corporate, (including mortgage backed and other debt) securities. Governments, corporate bonds and notes and mortgage backed securities are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

Private equity funds consist of partnership interests in a variety of funds. Real estate consists of property funds and REITS (Real Estate Investment Trusts). REITS are valued at the closing price reported in the active market in which it is traded.

Absolute return consists of private partnership interests in hedge funds, insurance contracts, derivative instruments, hedge fund of funds, and other alternative investments. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of interest rate swaps that are used to help manage risks.

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class.  The aggregate of net purchases and net unrealized gains increased this balance by $16 million and $46 million in 2015 and 2014, respectively.  Foreign currency exchange impacts decreased this balance by $36 million and $62 million in 2015 and 2014, respectively.

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

Types of Derivatives/Hedging Instruments and Inclusion in Income/Other Comprehensive Income:

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

Cash Flow Hedging — Interest Rate Contracts: In the third and fourth quarters of 2014, the Company entered into forward starting interest rate swaps with notional amounts totaling 500 million Euros as a hedge against interest rate volatility associated with the forecasted issuance of fixed rate debt. 3M terminated these interest rate swaps upon issuance of 750 million Euros aggregate principal amount of twelve-year fixed rate notes in connection with 3M’s 1.250 billion Eurobond offering in November 2014. The termination resulted in a $8 million pre-tax ($5 million after-tax) loss within accumulated other comprehensive income that will be amortized over the twelve-year life of the notes.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of December 31, 2015, the Company had a balance of $124 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (after tax loss) related to forward starting interest rate swaps, which will be amortized over the respective lives of the notes. Based on exchange rates as of December 31, 2015, 3M expects to reclassify approximately $98 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2016, approximately $23 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2017, and approximately $3 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings after 2017 (with the impact offset by earnings/losses from underlying hedged items).

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

Year Ended December 31, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$212	Cost of sales	$178	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$212		$174		$—

Year Ended December 31, 2014

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$183	Cost of sales	$3	Cost of sales	$—
Commodity price swap contracts	(4)	Cost of sales	2	Cost of sales	—
Interest rate swap contracts	(8)	Interest expense	(1)	Interest expense	—
Total	$171		$4		$—

Year Ended December 31, 2013

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
(Millions)	Portion of Derivative	Comprehensive Income		Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$9	Cost of sales	$(11)	Cost of sales	$—
Foreign currency forward contracts	(108)	Interest expense	(108)	Interest expense	—
Commodity price swap contracts	1	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(98)		$(122)		$—

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

In November 2013, 3M issued a Eurobond due in 2021 for a face amount of 600 million Euros. Upon debt issuance, 3M completed a fixed-to-floating interest rate swap on a notional amount of 300 million Euros as a fair value hedge of a portion of the fixed interest rate Eurobond obligation.

In June 2014, 3M issued $950 million aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into an interest rate swap to convert $600 million of a $625 million note included in this issuance to an interest rate based on a floating three-month LIBOR index as a fair value hedge of a portion of the fixed interest rate medium-term note obligation.

In August 2015, 3M issued $1.500 billion aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into two interest rate swaps as fair value hedges of a portion of the fixed interest rate medium-term note obligation. The first converted a $450 million three-year fixed rate note, and the second converted $300 million of a five-year fixed rate note included in this issuance to an interest rate based on a floating three-month LIBOR index.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Year ended December 31, 2015	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(2)	Interest expense	$2
Total		$(2)		$2

Year ended December 31, 2014	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$11	Interest expense	$(11)
Total		$11		$(11)

Year ended December 31, 2013	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
(Millions)	Recognized in Income		Recognized in Income
Derivatives in Fair Value Hedging Relationships	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(21)	Interest expense	$21
Total		$(21)		$21

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

At December 31, 2015, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 974 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.6 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2016 to 2030.

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

Year ended December 31, 2015

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$63	N/A	$—
Foreign currency forward contracts	143	Cost of sales	11
Total	$206		$11

Year ended December 31, 2014

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in Income
		Year ended	Year ended	Year ended
		December 31,	December 31,	December 31,
Derivatives Not Designated as Hedging Instruments		2015	2014	2013
(Millions)	Location	Amount	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$5	$10	$20
Foreign currency forward contracts	Interest expense	(30)	(40)	(43)
Commodity price swap contracts	Cost of sales	(3)	—	(1)
Total		$(28)	$(30)	$(24)

Location and Fair Value Amount of Derivative Instruments:

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps, which are presented using the inception date’s foreign exchange rate. Additional information with respect to the fair value of derivative instruments is included in Note 13.

	Gross	Assets		Liabilities
December 31, 2015	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,815	Other current assets	$148	Other current liabilities	$14
Foreign currency forward/option contracts	1,240	Other assets	61	Other liabilities	3
Interest rate swap contracts	1,753	Other assets	24	Other liabilities	1
Total derivatives designated as hedging instruments			$233		$18

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,359	Other current assets	$63	Other current liabilities	$51
Total derivatives not designated as hedging instruments			$63		$51

Total derivative instruments			$296		$69

	Gross	Assets		Liabilities
December 31, 2014	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,865	Other current assets	$116	Other current liabilities	$2
Foreign currency forward/option contracts	656	Other assets	47	Other liabilities	1
Commodity price swap contracts	20	Other current assets	—	Other current liabilities	4
Interest rate swap contracts	1,003	Other assets	27	Other liabilities	3
Total derivatives designated as hedging instruments			$190		$10

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$6,582	Other current assets	$66	Other current liabilities	$33
Total derivatives not designated as hedging instruments			$66		$33

Total derivative instruments			$256		$43

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments:

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2015, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

December 31, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$296	$37	$—	$259
Derivatives not subject to master netting agreements	—			—
Total	$296			$259

December 31, 2014		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$256	$20	$—	$236
Derivatives not subject to master netting agreements	—			—
Total	$256			$236

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

December 31, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$64	$37	$—	$27
Derivatives not subject to master netting agreements	5			5
Total	$69			$32

December 31, 2014		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$36	$20	$—	$16
Derivatives not subject to master netting agreements	7			7
Total	$43			$23

Foreign Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $180 million and $10 million in 2015 and 2014, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and the negative impact of swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2015 and 2014.

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

Available-for-sale marketable securities —certain U.S. municipal securities only:

In the fourth quarter 2014, 3M obtained a municipal bond with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of December 31, 2015. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Foreign government agency securities	$10	$—	$10	$—
Corporate debt securities	10	—	10	—
Commercial paper	12	—	12	—
Certificates of deposit/time deposits	26	—	26	—
Asset-backed securities:
Automobile loan related	26	—	26	—
Credit card related	10	—	10	—
Equipment lease related	2	—	2	—
Other	19	—	19	—
U.S. municipal securities	12	—	—	12
Derivative instruments — assets:
Foreign currency forward/option contracts	272	—	272	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	—	68	—
Interest rate swap contracts	1	—	1	—

		Fair Value Measurements
(Millions)	Fair Value at	Using Inputs Considered as
Description	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
U.S. government agency securities	$108	$—	$108	$—
Foreign government agency securities	95	—	95	—
Corporate debt securities	619	—	619	—
Certificates of deposit/time deposits	41	—	41	—
Asset-backed securities:
Automobile loan related	282	—	282	—
Credit card related	162	—	162	—
Equipment lease related	48	—	48	—
Other	46	—	46	—
U.S. treasury securities	38	38	—	—
U.S. municipal securities	15	—	—	15
Investments	1	1	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	229	—	229	—
Interest rate swap contracts	27	—	27	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	36	—	36	—
Commodity price swap contracts	4	—	4	—
Interest rate swap contracts	3	—	3	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

(Millions)
Marketable securities — certain U.S. municipal securities and auction rate
securities only	2015	2014	2013
Beginning balance	$15	$11	$7
Total gains or losses:
Included in earnings	—	(1)	—
Included in other comprehensive income	—	2	4
Purchases and issuances	—	15	—
Sales and settlements	(3)	(12)	—
Transfers in and/or out of level 3	—	—	—
Ending balance	12	15	11

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for 2015, 2014 and 2013.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except the medium-term fixed rate notes totaling $1 billion, which will mature in September 2016 and are shown separately in the table below) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt, the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Medium-term fixed rate note due September 2016 (long-term in 2014 and short-term in 2015)	$999	$1,003	$996	$1,014
Long-term debt, excluding current portion and medium-term fixed rate note due September 2016	8,753	9,101	5,709	6,189

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at December 31, 2015 and 2014 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $316 million in 2015, $332 million in 2014 and $330 million in 2013. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has three primary capital leases. First, 3M has a capital lease, which became effective in April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $50 million at December 31, 2015, exchange rates. Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years. Third, in the fourth quarter of 2014, 3M recorded a capital lease asset and obligation of approximately $15 million, which is discussed in more detail in Note 7.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2015, were as follows:

		Operating
(Millions)	Capital Leases	Leases
2016	$11	$234
2017	6	191
2018	4	134
2019	3	86
2020	3	72
After 2020	32	226
Total	$59	$943
Less: Amounts representing interest	5
Present value of future minimum lease payments	54
Less: Current obligations under capital leases	8
Long-term obligations under capital leases	$46

Unconditional Purchase Obligations:

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). The Company estimates its total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2015, at $596 million. Payments by year are estimated as follows: 2016 ($193 million), 2017 ($160 million), 2018 ($102 million), 2019 ($54 million), 2020 ($56 million) and after 2020 ($31 million). Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide an indication of the Company’s expected future cash outflows related to purchase obligations.

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $28 million at December 31, 2015, and $30 million at December 31, 2014. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

Related Party Activity:

3M does not have any material related party activity.

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

Respirator Mask/Asbestos Litigation

As of December 31, 2015, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,130 individual claimants, compared to approximately 2,220 individual claimants with actions pending at December 31, 2014.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all ten cases taken to trial, including eight of the nine cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, and 2015), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. The case has been inactive since the fourth quarter of 2007, other than a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. At the hearing on the motion, the court declined to bifurcate the lawsuit. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in 2015 for respirator mask/asbestos liabilities by $50 million. In 2015, the Company made payments for legal fees and settlements of $46 million related to the respirator mask/asbestos litigation. As of December 31, 2015, the Company had accruals for respirator mask/asbestos liabilities of $144 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2015, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $39 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and an assessment of the nature of each claim and remaining coverage. The Company then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

As of December 31, 2015, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2015, the Company, through its Aearo subsidiary, had accruals of $21 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In June 2014, the court granted Aearo’s motion for summary judgment on all claims. Cabot has filed a motion for reconsideration, and Aearo filed a motion for clarification of the court’s order granting Aearo summary judgment. In October 2014, the court denied Aearo’s motion for clarification. The court also denied, in part, Cabot’s motion for reconsideration and reaffirmed its ruling that Cabot retained liability for claims involving exposure to silica in coal mine dust. The court granted Cabot’s motion, in part, ruling that Aearo was not entitled to summary judgment on Cabot’s claim for equitable allocation, and on whether the 258 underlying claims were Cabot’s responsibility. These two issues remain in the case for further proceedings. New motions for summary judgment were filed and the court heard oral arguments in October 2015.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both chemicals has expanded, the EPA has developed draft human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. The EPA has stated that following the peer review process it will revise its health effects documents and use them to establish lifetime health advisories for PFOS and PFOA in drinking water. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. Once finalized, the EPA stated that the lifetime health advisories are expected to supersede the provisional health advisories for PFOA and PFOS in drinking water issued by the EPA in 2009 — currently at 0.4 micrograms per liter for PFOA and 0.2 micrograms per liter for PFOS. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system supplies to determine the extent of their occurrence. The EPA is reporting results from this exercise on a rolling basis that will continue in 2016. Through year-end 2015, the EPA has reported results for 4,764 public water supplies nationwide. None of these have reported PFOA above the provisional health advisory level issued by the EPA in 2009, and seventeen have reported PFOS levels above the 2009 provisional health advisory.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs  for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2016.

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

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In June 2015, the plaintiffs filed an amended complaint adding additional defendants, including BFI Waste Management Systems of Alabama, LLC; BFI Waste Management of North America, LLC; the City of Decatur, Alabama; Morgan County, Alabama; Municipal Utilities Board of Decatur; and Morgan County, Alabama, d/b/a Decatur Utilities. In September 2015, the court issued a scheduling order staying discovery pending mediation which occurred in January 2016, but did not resolve the case. Discovery relating to the class certification will begin, and the class certification hearing is scheduled for November 2016.

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

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. 3M is reviewing the district court’s opinion to determine next steps. Other activity in the case had been stayed pending the outcome of the disqualification issue. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

For environmental litigation matters described in this section for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes any such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

Environmental Liabilities and Insurance Receivables

As of December 31, 2015, the Company had recorded liabilities of $43 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2015, the Company had recorded liabilities of $35 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of December 31, 2015, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial.  In April, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the special master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the lower court’s judgment. 3M is reviewing the appellate court’s decision to determine next steps. The impact of the appellate court’s decision is not material to the Company’s consolidated results of operations or financial condition.

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

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. Those two cases are still pending. Another customer filed a lawsuit against 3M Deutschland GmbH (a German subsidiary) in the German courts in March 2012 seeking commercial loss and property damage allegedly caused by the same 3M filters used in that customer’s manufacturing process; the Company has resolved the claims in the German litigation. The Company has also settled without litigation the claims of two other customers arising out of the same issue. The amounts paid are not material to the Company’s consolidated results of operations or financial condition.

As of December 31, 2015, the Company is a named defendant in 122 lawsuits, most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system.  The U.S. Judicial Panel on Multidistrict Litigation granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation.

The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition.

In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 15. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. Awards denominated in shares of common stock other than options and stock appreciation rights, per the 2008 Plan, count against the 100 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010, and prior to May 8, 2012), or as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 or later). The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 20,328,681 as of December 31, 2015. There were approximately 9,200 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2015.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed five years of service. This retiree-eligible population represents 35 percent of the 2015 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter. 3M also has granted progressive (reload) options. These options are nonqualified stock options that were granted to certain participants under the 1997 or 2002 Management Stock Ownership Program, but for which the reload feature was eliminated in 2005 (on a prospective basis only).

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the years ended 2015, 2014 and 2013.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2015	2014	2013
Cost of sales	$46	$47	$27
Selling, general and administrative expenses	185	192	183
Research, development and related expenses	45	41	30

Stock-based compensation expenses	$276	$280	$240

Income tax benefits	$(87)	$(79)	$(71)

Stock-based compensation expenses, net of tax	$189	$201	$169

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2015		2014		2013
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Under option —
January 1	39,235,557	$90.38	43,938,778	$83.84	56,565,030	$80.33
Granted:
Annual	5,529,544	165.91	5,736,183	126.77	6,220,810	101.55
Progressive (Reload)	—	—	—	—	140,447	109.83
Other	—	—	—	—	191	119.62
Exercised	(5,978,382)	83.74	(10,219,261)	82.37	(18,825,218)	79.25
Canceled	(234,274)	128.99	(220,143)	105.11	(162,482)	89.92
December 31	38,552,445	$102.01	39,235,557	$90.38	43,938,778	$83.84
Options exercisable
December 31	27,262,062	$85.97	27,502,208	$81.42	32,038,228	$79.58

Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. Outstanding options under grant include grants from previous plans. As of December 31, 2015, there was $69 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months. For options outstanding at December 31, 2015, the weighted-average remaining contractual life was 66 months and the aggregate intrinsic value was $1.958 billion. For options exercisable at December 31, 2015, the weighted-average remaining contractual life was 52 months and the aggregate intrinsic value was $1.763 billion.

The total intrinsic values of stock options exercised during 2015, 2014 and 2013 was $465 million, $615 million and $562 million, respectively. Cash received from options exercised during 2015, 2014 and 2013 was $501 million, $842 million and $1.492 billion, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2015, 2014 and 2013 was $172 million, $226 million and $208 million, respectively.

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

Stock Option Assumptions

	Annual			Progressive (Reload)
	2015	2014	2013	2015	2014	2013
Exercise price	$165.94	$126.72	$101.49	$—	$—	$109.84
Risk-free interest rate	1.5%	1.9%	1.2%	—%	—%	0.2%
Dividend yield	2.5%	2.6%	2.7%	—%	—%	2.7%
Volatility	20.1%	20.8%	20.0%	—%	—%	16.3%
Expected life (months)	76	75	75	—	—	12
Black-Scholes fair value	$23.98	$19.63	$13.46	$—	$—	$6.42

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	2,817,786	$104.41	3,105,361	$92.31	3,261,562	$85.17
Granted
Annual	671,204	165.86	798,615	126.79	946,774	101.57
Other	26,886	156.94	78,252	152.74	44,401	111.19
Vested	(1,010,612)	89.99	(1,100,675)	90.37	(1,100,095)	79.93
Forfeited	(64,176)	118.99	(63,767)	97.23	(47,281)	90.82
As of December 31	2,441,088	$127.47	2,817,786	$104.41	3,105,361	$92.31

As of December 31, 2015, there was $84 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $166 million, $145 million and $114 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for the years ended December 31, 2015, 2014 and 2013 was $62 million, $54 million and $43 million, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2015 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period.

The following table summarizes performance share activity for the years ended December 31:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	1,099,752	$102.65	895,635	$88.12	1,089,084	$79.27
Granted	227,798	158.88	305,225	124.89	353,734	96.87
Distributed	(323,938)	83.08	(277,358)	84.74	(507,083)	75.16
Performance change	(106,760)	127.70	212,461	109.74	(6,949)	77.01
Forfeited	(25,660)	125.33	(36,212)	109.44	(33,151)	91.34
As of December 31	871,192	$120.89	1,099,752	$102.65	895,635	$88.12

As of December 31, 2015, there was $17 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. During the years ended December 31, 2015, 2014 and 2013, the total fair value of performance shares that were distributed were $54 million, $35 million and $52 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for the years ended December 31, 2015, 2014 and 2013 was $15 million, $11 million and $16 million, respectively.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2015, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options granted	1,007,669	$133.52	1,073,956	$118.73	1,259,247	$93.46
Options exercised	(1,007,669)	133.52	(1,073,956)	118.73	(1,259,247)	93.46
Shares available for grant - December 31	28,104,335		29,112,004		30,185,960

The weighted-average fair value per option granted during 2015, 2014 and 2013 was $23.56,  $20.95 and $16.49, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $24 million in 2015, $22 million in 2014 and $21 million in 2013.

NOTE 16. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in five business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments.

Effective in the third quarter of 2015, within the Health Care business segment, the Company formed the Oral Care Solutions Division, which combined the former 3M ESPE and 3M Unitek divisions.

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

Personal protection products, traffic safety and security products, commercial graphics systems, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and fall protection products

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

Business Segment Information

	Net Sales			Operating Income
(Millions)	2015	2014	2013	2015	2014	2013
Industrial	$10,328	$10,990	$10,657	$2,263	$2,389	$2,307
Safety and Graphics	5,515	5,732	5,584	1,305	1,296	1,227
Health Care	5,420	5,572	5,334	1,724	1,724	1,672
Electronics and Energy	5,220	5,604	5,393	1,102	1,115	954
Consumer	4,422	4,523	4,435	1,046	995	945
Corporate and Unallocated	1	4	8	(355)	(251)	(321)
Elimination of Dual Credit	(632)	(604)	(540)	(139)	(133)	(118)
Total Company	$30,274	$31,821	$30,871	$6,946	$7,135	$6,666

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Industrial	$9,203	$8,508	$8,833	$374	$383	$373	$317	$395	$511
Safety and Graphics	7,564	4,939	5,122	245	234	255	199	221	207
Health Care	4,403	4,344	4,329	179	181	171	168	169	120
Electronics and Energy	4,815	5,116	5,336	291	271	260	211	232	261
Consumer	2,393	2,434	2,516	108	108	106	124	111	128
Corporate and Unallocated	4,340	5,868	7,168	238	231	206	442	365	438
Total Company	$32,718	$31,209	$33,304	$1,435	$1,408	$1,371	$1,461	$1,493	$1,665

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

3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. Management evaluates each of its five business segments based on net sales and operating income performance, including dual credit U.S. reporting to further incentivize U.S. sales growth. As a result, 3M provides additional (“dual”) credit to those business segments selling products in the U.S. to an external customer when that segment is not the primary seller of the product. For example, certain respirators are primarily sold by the Personal Safety Division within the Safety and Graphics business segment; however, the Industrial business segment also sells this product to certain customers in its U.S. markets. In this example, the non-primary selling segment (Industrial) would also receive credit for the associated net sales it initiated and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income for the U.S. in total are unchanged.

NOTE 17.  Geographic Areas

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made.

							Property, Plant and
	Net Sales			Operating Income			Equipment - net
(Millions)	2015	2014	2013	2015	2014	2013	2015	2014
United States	$12,049	$11,714	$11,151	$2,647	$2,540	$2,210	$4,838	$4,619
Asia Pacific	9,041	9,418	9,047	2,580	2,487	2,386	1,647	1,798
Europe, Middle East and Africa	6,228	7,198	7,085	1,017	1,234	1,168	1,531	1,502
Latin America and Canada	2,982	3,504	3,611	706	867	908	499	570
Other Unallocated	(26)	(13)	(23)	(4)	7	(6)	—	—
Total Company	$30,274	$31,821	$30,871	$6,946	$7,135	$6,666	$8,515	$8,489

Asia Pacific included China/Hong Kong net sales to customers of $2.945 billion in 2015, which approached 10 percent of consolidated worldwide sales. China/Hong Kong net property, plant and equipment (PP&E) was $584 million at December 31, 2015.

NOTE 18.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2015	Quarter	Quarter	Quarter	Quarter	2015
Net sales	$7,578	$7,686	$7,712	$7,298	$30,274
Cost of sales	3,821	3,858	3,877	3,827	15,383
Net income including noncontrolling interest	1,201	1,303	1,298	1,039	4,841
Net income attributable to 3M	1,199	1,300	1,296	1,038	4,833
Earnings per share attributable to 3M common shareholders - basic	1.88	2.06	2.09	1.69	7.72
Earnings per share attributable to 3M common shareholders - diluted	1.85	2.02	2.05	1.66	7.58

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2014	Quarter	Quarter	Quarter	Quarter	2014
Net sales	$7,831	$8,134	$8,137	$7,719	$31,821
Cost of sales	4,031	4,184	4,205	4,027	16,447
Net income including noncontrolling interest	1,225	1,283	1,311	1,179	4,998
Net income attributable to 3M	1,207	1,267	1,303	1,179	4,956
Earnings per share attributable to 3M common shareholders - basic	1.83	1.94	2.02	1.85	7.63
Earnings per share attributable to 3M common shareholders - diluted	1.79	1.91	1.98	1.81	7.49

Gross profit is calculated as net sales minus cost of sales.

Refer to Note 4 for discussion of “Restructuring Actions”, which reduced diluted earnings per share by $0.14 in the fourth quarter of 2015.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 excluded Capital Safety Group S.A.R.L. and Polypore International, Inc.’s Separation Media Business, which were both acquired by the Company in August 2015 in purchase business combinations. These acquired businesses’ total assets and total net sales, in the aggregate, represented less than 2 percent and less than 1 percent, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2015. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. The Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2015) for its annual meeting to be held on May 10, 2016, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 10, 2016 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance At 3M  — Identification, Evaluation, and Selection of Nominees,,” “—Nominees Proposed By Stockholders For Consideration By the Committee,”  “—Stockholder Nominations” and “—Role of the Nominating and Governance Committee”  and “Corporate Governance At 3M -- Board and Committee Information – Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained in the “Executive Compensation” section under the captions “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of the 3M Proxy Statement. Such information (other than the Compensation Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

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

Equity compensation plans information as of December 31, 2015 follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category	and rights	rights	column (A))

Equity compensation plans approved by security holders
Stock options	38,522,445	$102.01	—
Restricted stock units	2,441,088		—
Performance shares	871,192		—
Non-employee director deferred stock units	241,156		—
Total	42,075,881		20,328,681
Employee stock purchase plan	—		28,104,335
Subtotal	42,075,881		48,433,016
Total	42,075,881		48,433,016

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

With respect to certain relationships and related transactions as set forth in Item 404 of Regulation S-K, no matters require disclosure with respect to transactions with related persons. The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under the section “Corporate Governance at 3M” under the captions “Director Independence” and “Related Person Transaction Policy and Procedures” of the 3M Proxy Statement and such information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information relating to principal accounting fees and services is set forth in the section entitled “Audit Committee Matters” under the designation “Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Accounting Firm” and “Fees of the Independent Accounting Firm” in the 3M Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements on page 47 as follows:

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.29 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

(b) Exhibits.

(3)Articles of Incorporation and bylaws

(3.1)	Certificate of incorporation, as amended as of May 11, 2007, is incorporated by reference from our Form 8-K dated May 14, 2007.
(3.2)	Amended and Restated Bylaws, as adopted as of November 10, 2015, are incorporated by reference from our Form 8-K dated November 10, 2015.

(4)Instruments defining the rights of security holders, including indentures:

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

(10)Material contracts and management compensation plans and arrangements:

(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2, 2016) is filed herewith.
(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.

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

(10.5)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.8)	3M 2005 Management Stock Ownership Program (including amendments through February 2, 2016) is filed herewith.
(10.9)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.10)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.11)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
(10.12)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
(10.13)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.14)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.15)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.16)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.17)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.18)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.19)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.20)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.21)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.23)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.24)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.25)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.26)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.27)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.28)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.29)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.

(10.30)	Amended and restated five-year credit agreement as of August 5, 2014, is incorporated by reference from our Form 8-K dated August 8, 2014.
(10.31)

Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

Filed herewith, in addition to items, if any, specifically identified above:

(12)	Calculation of ratio of earnings to fixed charges.
(18)	Preferability letter regarding change in accounting principles.
(21)	Subsidiaries of the Registrant.
(23)	Consent of independent registered public accounting firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the SEC on February 11, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheet at December 31, 2015 and 2014, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2016.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Eric D. Hammes	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Linda G. Alvarado	Director
Sondra L. Barbour	Director
Thomas K. Brown	Director
Vance D. Coffman	Director
David B. Dillon	Director
Michael L. Eskew	Director
Herbert L. Henkel	Director
Muhtar Kent	Director
Edward M. Liddy	Director
Gregory R. Page	Director
Robert J. Ulrich	Director

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