Form 10-Q
period 2016-03-31
3M CO
filed 2016-05-03
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Stock, $0.01 par value per share	606,514,530 shares

This document (excluding exhibits) contains 74 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 71.

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended March 31, 2016

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2016	2015
Net sales	$7,409	$7,578
Operating expenses
Cost of sales	3,678	3,821
Selling, general and administrative expenses	1,493	1,564
Research, development and related expenses	450	463
Total operating expenses	5,621	5,848
Operating income	1,788	1,730

Interest expense and income
Interest expense	47	31
Interest income	(5)	(4)
Total interest expense — net	42	27

Income before income taxes	1,746	1,703
Provision for income taxes	468	502
Net income including noncontrolling interest	$1,278	$1,201

Less: Net income attributable to noncontrolling interest	3	2

Net income attributable to 3M	$1,275	$1,199

Weighted average 3M common shares outstanding — basic	607.4	636.2
Earnings per share attributable to 3M common shareholders — basic	$2.10	$1.88

Weighted average 3M common shares outstanding — diluted	621.3	649.2
Earnings per share attributable to 3M common shareholders — diluted	$2.05	$1.85

Cash dividends paid per 3M common share	$1.11	$1.025

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2016	2015
Net income including noncontrolling interest	$1,278	$1,201
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	138	(193)
Defined benefit pension and postretirement plans adjustment	69	91
Debt and equity securities, unrealized gain (loss)	—	—
Cash flow hedging instruments, unrealized gain (loss)	(110)	70
Total other comprehensive income (loss), net of tax	97	(32)
Comprehensive income (loss) including noncontrolling interest	1,375	1,169
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(2)
Comprehensive income (loss) attributable to 3M	$1,373	$1,167

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,337	$1,798
Marketable securities — current	176	118
Accounts receivable — net	4,485	4,154
Inventories
Finished goods	1,699	1,655
Work in process	1,157	1,008
Raw materials and supplies	771	855
Total inventories	3,627	3,518
Other current assets	1,249	1,398
Total current assets	10,874	10,986
Marketable securities — non-current	15	9
Investments	115	117
Property, plant and equipment	23,564	23,098
Less: Accumulated depreciation	(14,950)	(14,583)
Property, plant and equipment — net	8,614	8,515
Goodwill	9,375	9,249
Intangible assets — net	2,551	2,601
Prepaid pension benefits	226	188
Other assets	1,212	1,053
Total assets	$32,982	$32,718
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,212	$2,044
Accounts payable	1,581	1,694
Accrued payroll	468	644
Accrued income taxes	590	332
Other current liabilities	2,327	2,404
Total current liabilities	7,178	7,118

Long-term debt	8,927	8,753
Pension and postretirement benefits	3,454	3,520
Other liabilities	1,649	1,580
Total liabilities	$21,208	$20,971
Commitments and contingencies (Note 12)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,916	4,791
Retained earnings	36,785	36,575
Treasury stock, at cost: 337,518,526 shares at March 31, 2016; 334,702,932 shares at December 31, 2015	(23,716)	(23,308)
Accumulated other comprehensive income (loss)	(6,261)	(6,359)
Total 3M Company shareholders’ equity	11,733	11,708
Noncontrolling interest	41	39
Total equity	$11,774	$11,747
Total liabilities and equity	$32,982	$32,718

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2016	2015
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,278	$1,201
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	356	339
Company pension and postretirement contributions	(56)	(91)
Company pension and postretirement expense	59	134
Stock-based compensation expense	144	138
Deferred income taxes	(38)	44
Excess tax benefits from stock-based compensation	—	(101)
Changes in assets and liabilities
Accounts receivable	(245)	(296)
Inventories	(37)	(131)
Accounts payable	(116)	56
Accrued income taxes (current and long-term)	334	100
Other — net	(419)	(313)
Net cash provided by operating activities	1,260	1,080

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(314)	(291)
Proceeds from sale of PP&E and other assets	18	4
Acquisitions, net of cash acquired	(4)	(150)
Purchases of marketable securities and investments	(225)	(191)
Proceeds from maturities and sale of marketable securities and investments	164	605
Proceeds from sale of businesses	56	19
Other investing	25	4
Net cash used in investing activities	(280)	—

Cash Flows from Financing Activities
Change in short-term debt — net	138	(4)
Repayment of debt (maturities greater than 90 days)	—	—
Proceeds from debt (maturities greater than 90 days)	—	—
Purchases of treasury stock	(1,227)	(886)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	357	309
Dividends paid to shareholders	(672)	(652)
Excess tax benefits from stock-based compensation	—	101
Other — net	(22)	(22)
Net cash used in financing activities	(1,426)	(1,154)

Effect of exchange rate changes on cash and cash equivalents	(15)	(32)

Net increase (decrease) in cash and cash equivalents	(461)	(106)
Cash and cash equivalents at beginning of year	1,798	1,897
Cash and cash equivalents at end of period	$1,337	$1,791

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2015 Annual Report on Form 10-K. As described in Note 14, effective in the first quarter of 2016, the Company made a product line reporting change involving two of its business segments. The Company has begun to report comparative results under this new structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2016, the Company plans to update its business segment disclosures in its 2015 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these changes.

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

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions have been and continue to be subject to change. In January 2014, the Venezuelan government announced that the National Center for Foreign Commerce (CENCOEX), had assumed the role with respect to the continuation of the existing official exchange rate, significantly expanded the use of a second currency auction exchange mechanism called the Complementary System for Foreign Currency Acquirement (or SICAD1), and issued exchange regulations indicating the SICAD1 rate of exchange would be used for payments related to international investments. In late March 2014, the Venezuelan government launched a third foreign exchange mechanism, SICAD2, which it later replaced with another foreign currency exchange platform in February 2015 called the Marginal System of Foreign Currency (SIMADI). The SIMADI rate was described as being derived from daily private bidders and buyers exchanging offers through authorized agents. This rate is approved and published by the Venezuelan Central Bank. In March 2016, the Venezuelan government effected a replacement of its preferential CENCOEX rate with Tipo de Cambio Protegido (DIPRO), described as available largely for essential imports; eliminated its SICAD exchange mechanism; and replaced its SIMADI rate with Tipo de Cambio Complementario (DICOM), published by the Venezuelan Central Bank and described as fluctuating in rate based on supply and demand.

The financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the official CENCOEX (or its predecessor) rate into March 2014, the SICAD1 rate beginning in late March 2014, the SICAD2 rate beginning in June 2014, and the DICOM rate (or its SIMADI predecessor) beginning in February 2015. 3M’s uses of these rates were based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. Other factors notwithstanding, remeasurement impacts of the changes in use of these exchange rates did not have material impacts on 3M’s consolidated results of operations or financial condition.

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of March 31, 2016, the Company had a balance of net monetary assets denominated in VEF of less than 500 million VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 260 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of March 31, 2016, the Company continues to consolidate its Venezuelan subsidiary. As of March 31, 2016, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (9.0 million average options for the three months ended March 31, 2016 and 3.5 million average options for the three months ended March 31, 2015). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2016	2015
Numerator:
Net income attributable to 3M	$1,275	$1,199

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	607.4	636.2

Dilution associated with the Company’s stock-based compensation plans	13.9	13.0

Denominator for weighted average 3M common shares outstanding — diluted	621.3	649.2

Earnings per share attributable to 3M common shareholders — basic	$2.10	$1.88
Earnings per share attributable to 3M common shareholders — diluted	$2.05	$1.85

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended ASU No. 2014-09 as to effective date. The ASU, as amended, provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU, as amended, is effective January 1, 2018. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which changes guidance related to both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. With respect to the VIE model, the standard changes, among other things, the identification of variable interests associated with fees paid to a decision maker or service provider, the VIE characteristics for a limited partner or similar entity, and the primary beneficiary determination. With respect to the VOE model, the ASU eliminates the presumption that a general partner controls a limited partnership or similar entity unless the presumption can otherwise be overcome. Under the new guidance, a general partner would largely not consolidate a partnership or similar entity under the VOE model. The Company adopted this ASU effective January 1, 2016. Because 3M did not have significant involvement with entities subject to consolidation considerations impacted by the VIE model changes or with limited partnerships potentially impacted by the VOE model changes, the adoption did not have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Arrangement, which requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for fees related to the software license element in a manner consistent with accounting for the acquisition of other acquired software licenses. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. An arrangement would contain a software license element if both (1) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and (2) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. 3M adopted this ASU prospectively to arrangements entered into, or materially modified beginning January 1, 2016. The adoption did not have a material impact on 3M’s consolidated results of operations and financial condition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For 3M, the ASU is effective January 1, 2019. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies guidance used to determine if debt instruments that contain contingent put or call options would require separation of the embedded put or call feature from the debt instrument and trigger accounting for the feature as a derivative with changes in fair value recorded through income. Under the new guidance, fewer put or call options embedded in debt instruments would require derivative accounting. For 3M, this ASU is effective January 1, 2017. The Company’s outstanding debt with embedded put provisions does not require separate derivative accounting under existing guidance. As a result, 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the existing requirement to apply the equity method of accounting retrospectively (revising prior periods as if the equity method had always been applied) when an entity obtains significant influence over a previously held investment. The new guidance would require the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor would add the carrying value of the existing investment to the cost of any additional investment to determine the initial cost basis of the equity method investment. For 3M, this ASU is effective January 1, 2017 on a prospective basis, with early adoption permitted. 3M would apply this guidance to investments that transition to the equity method after the adoption date.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU No. 2014-09, Revenue from Contracts with Customers, to clarify principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). To determine the nature of its promise to the customer, the entity must first identify each specified good or service to be provided to the customer and then (before transferring it) assess whether it controls each specified good or service. The new ASU clarifies how an entity should identify the unit of accounting (the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. This ASU has the same effective date and transition requirements as ASU No. 2014-09, as amended by ASU No. 2015-14, which for 3M is effective January 1,

2018. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For 3M, this standard is required effective January 1, 2017, with early adoption permitted. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $81 million tax benefit in the quarter ended March 31, 2016 (3M typically experiences the largest volume of stock option exercises and RSU vestings in the first quarter of its fiscal year). The extent of excess tax benefits/deficiencies is subject to variation in 3M stock price and timing/extent of RSU vestings and employee stock option exercises. 3M’s adoption of this ASU also resulted in associated excess tax benefits being classified as operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2016. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. In addition, 3M did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends ASU No. 2014-09, Revenue from Contracts with Customers. In terms of identifying performance obligations in a revenue arrangement, the amendments clarify how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance would also allow entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The standard also clarifies certain other aspects relative to licensing. This ASU has the same effective date and transition requirements as ASU No. 2014-09, as amended by ASU No. 2015-14, which for 3M is effective January 1, 2018. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

There were no material business combinations that closed during the three months ended March 31, 2016. Adjustments in the first quarter of 2016 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material. The allocation of purchase price related to the acquisition of Capital Safety Group S.A.R.L. in August 2015 is considered preliminary, primarily with respect to certain tax-related assets and liabilities. 3M expects to finalize the allocation of purchase price within the one year measurement-period following this acquisition.

Divestitures:

3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In the first quarter of 2016, 3M (Safety and Graphics Business) completed the sale of the remainder of the assets of 3M’s library systems business to One Equity Partners Capital Advisors L.P. (OEP). 3M had previously sold the North American business and the majority of the business outside of North America to OEP in the fourth quarter of 2015. The library systems business delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform.

In the first quarter of 2016, 3M (Industrial Business) sold to Innovative Chemical Products Group, a portfolio company of Audax Private Equity, the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million.

The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sales of these businesses (recorded in selling, general and administrative expenses). The aggregate operating income of these businesses included in the Company’s operating results for the periods presented and the amounts of major assets and liabilities of any associated disposal groups classified as held-for-sale as of the respective balance sheet dates presented were not material.

Refer to Note 2 in 3M’s 2015 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

There were no material acquisitions that closed during the first three months of 2016. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2015 and March 31, 2016, follow:

Goodwill

	December 31, 2015	Acquisition	Translation	March 31, 2016
(Millions)	Balance	activity	and other	Balance
Industrial	$2,573	$—	$51	$2,624
Safety and Graphics	3,342	3	32	3,377
Health Care	1,624	—	20	1,644
Electronics and Energy	1,510	—	14	1,524
Consumer	200	—	6	206
Total Company	$9,249	$3	$123	$9,375

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As described in Note 14, effective in the first quarter of 2016, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2016, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2016, and December 31, 2015, follow:

	March 31,	December 31,
(Millions)	2016	2015
Customer related intangible assets	$1,985	$1,973
Patents	610	616
Other technology-based intangible assets	526	525
Definite-lived tradenames	423	421
Other amortizable intangible assets	218	216
Total gross carrying amount	$3,762	$3,751

Accumulated amortization — customer related	(706)	(668)
Accumulated amortization — patents	(484)	(481)
Accumulated amortization — other technology based	(267)	(252)
Accumulated amortization — definite-lived tradenames	(222)	(215)
Accumulated amortization — other	(172)	(169)
Total accumulated amortization	$(1,851)	$(1,785)

Total finite-lived intangible assets — net	$1,911	$1,966

Non-amortizable intangible assets (primarily tradenames)	640	635
Total intangible assets — net	$2,551	$2,601

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three-month periods ended March 31, 2016 and 2015 follows:

	Three months ended
	March 31,
(Millions)	2016	2015
Amortization expense	$66	$53

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2016:

	Remainder
	of						After
(Millions)	2016	2017	2018	2019	2020	2021	2021
Amortization expense	$188	$227	$205	$193	$183	$167	$748

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

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued restructuring action balances as of December 31, 2015	$63	$—	$63
Cash payments	(25)	—	(25)
Accrued restructuring action balances as of March 31, 2016	$38	$—	$38

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued pension and postretirement benefits and accelerated depreciation resulting from the cessation of use of certain long-lived assets. Remaining activities related to the restructuring are expected to be completed in 2016.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,747	$4,800	$36,575	$(23,308)	$(6,359)	$39

Net income	1,278		1,275			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	138				139	(1)
Defined benefit pension and post-retirement plans adjustment	69				69	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(110)				(110)	—
Total other comprehensive income (loss), net of tax	97
Dividends declared	(672)		(672)
Stock-based compensation	125	125
Reacquired stock	(1,163)			(1,163)
Issuances pursuant to stock option and benefit plans	362		(393)	755
Balance at March 31, 2016	$11,774	$4,925	$36,785	$(23,716)	$(6,261)	$41

Three months ended March 31, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	1,201		1,199			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(193)				(193)	—
Defined benefit pension and post-retirement plans adjustment	91				91	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	70				70	—
Total other comprehensive income (loss), net of tax	(32)
Dividends declared	(3)		(3)
Stock-based compensation, net of tax impacts	228	228
Reacquired stock	(896)			(896)
Issuances pursuant to stock option and benefit plans	312		(433)	745
Balance at March 31, 2015	$13,952	$4,616	$35,080	$(19,458)	$(6,321)	$35

In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015). This reduced 3M’s stockholder equity and increased other current liabilities as of December 31, 2014, by approximately $0.6 billion.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2016

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$—	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	60	—	—	(121)	(61)
Amounts reclassified out	—	103	—	(52)	51
Total other comprehensive income (loss), before tax	60	103	—	(173)	(10)
Tax effect	79	(34)	—	63	108
Total other comprehensive income (loss), net of tax	139	69	—	(110)	98
Balance at March 31, 2016, net of tax:	$(1,540)	$(4,735)	$—	$14	$(6,261)

Three months ended March 31, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(44)	24	—	136	116
Amounts reclassified out	—	124	—	(27)	97
Total other comprehensive income (loss), before tax	(44)	148	—	109	213
Tax effect	(149)	(57)	—	(39)	(245)
Total other comprehensive income (loss), net of tax	(193)	91	—	70	(32)
Balance at March 31, 2015, net of tax:	$(1,288)	$(5,202)	$—	$169	$(6,321)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended March 31,		Location on Income
(Millions)	2016	2015	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	See Note 9
Prior service benefit	23	18	See Note 9
Net actuarial loss	(126)	(159)	See Note 9
Curtailments/Settlements	—	17	See Note 9
Total before tax	(103)	(124)
Tax effect	34	46	Provision for income taxes
Net of tax	$(69)	$(78)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	Selling, general and administrative expenses
Total before tax	—	—
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$53	$30	Cost of sales
Commodity price swap contracts	—	(2)	Cost of sales
Interest rate swap contracts	(1)	(1)	Interest expense
Total before tax	52	27
Tax effect	(18)	(10)	Provision for income taxes
Net of tax	$34	$17
Total reclassifications for the period, net of tax	$(35)	$(61)

NOTE 6.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2014. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2016. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the first quarter of 2017 and for 2016 by the end of the first quarter of 2018. As of March 31, 2016, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

Payments relating to other proposed assessments arising from the 2005 through 2016 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. The Company is not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2016 and December 31, 2015 are $375 million and $369 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $4 million of benefit and $2 million of expense for the three months ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016 and December 31, 2015, accrued interest and penalties in the consolidated balance sheet on a gross basis were $39 million and $45 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2016 was 26.8 percent, compared to 29.5 percent in the first quarter of 2015, a decrease of 2.7 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 5.3 percentage points for the first three months of 2016 when compared to the same period for 2015 included the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1), the reinstatement of the R&D tax credit, and other items. This decrease was partially offset by a 2.6 percentage point year-on-year increase, which included international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions, plus remeasurements of 3M’s uncertain tax positions.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2016 and December 31, 2015, the Company had valuation allowances of $32 million and $31 million on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2016	2015

Foreign government agency securities	$10	$10
Corporate debt securities	10	10
Commercial paper	36	12
Certificates of deposit/time deposits	46	26
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	44	26
Credit card related	19	10
Equipment lease related	1	2
Other	7	19
Asset-backed securities total	71	57

Current marketable securities	$176	$118

U.S. municipal securities	$15	$9

Non-current marketable securities	$15	$9

Total marketable securities	$191	$127

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At March 31, 2016 and December 31, 2015, gross unrealized gains and/or losses (pre-tax) were not material. Refer to Note 5 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2016 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2016

Due in one year or less	$95
Due after one year through five years	95
Due after five years through ten years	1
Due after ten years	—
Total marketable securities	$191

3M has a diversified marketable securities portfolio of $191 million as of March 31, 2016. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and equipment leases. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At March 31, 2016, all asset-backed security investments were in compliance with this policy. Approximately 81.1 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lender’s discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at March 31, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to a total interest expense on all funded debt for the same period. At March 31, 2016, this ratio was approximately 51 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 9.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2016 and 2015 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit cost (benefit)
Service cost	$65	$73	$33	$42	$13	$21
Interest cost	143	164	43	55	20	25
Expected return on plan assets	(260)	(267)	(78)	(81)	(23)	(22)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	(6)	(6)	(3)	(4)	(14)	(8)
Amortization of net actuarial (gain) loss	88	102	22	38	16	19
Net periodic benefit cost (benefit)	$30	$66	$17	$50	$12	$35
Settlements, curtailments, special termination benefits and other	—	—	—	(17)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$30	$66	$17	$33	$12	$35

For the three months ended March 31, 2016, contributions totaling $55 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2016, the Company expects to contribute between approximately $200 million to $400 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

Beginning in 2016, 3M changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method measures service cost and interest cost separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income. The Company changed to the new method to provide a more precise measure of service and interest costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. As a result of the change to the spot yield curve approach, 2016 annual defined benefit pension and postretirement net periodic benefit cost has decreased approximately $180 million.

Using this methodology, the Company determined discount rates for its plans as follows:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2015 Liability:
Benefit obligation	4.47%	3.12%	4.32%
2016 Net Periodic Benefit Cost Components:
Service cost	4.72%	2.84%	4.60%
Interest cost	3.77%	2.72%	3.44%

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 11 in 3M’s 2015 Annual Report on Form 10-K. Beginning on January 1, 2016, for U.S. employees, the Company reduced its match on employee 401(k) contributions. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation are matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and also continue to receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation.

In August 2015, 3M modified the 3M Retiree Welfare Benefit Plan postretirement medical benefit reducing the future benefit for participants not retired as of January 1, 2016. Current retirees and employees who retired on or before January 1, 2016, were not impacted by these changes. The Retiree Medical Savings Account (RMSA) is no longer credited with interest, and the indexation on both the RMSA and the Medicare Health Reimbursement Arrangement was reduced from 3 percent to 1.5 percent per year (for those employees who are eligible for these accounts). Also effective January 1, 2016, 3M no longer offered 3M Retiree Health Care Accounts to new hires. Due to these changes the plan was re-measured in the third quarter of 2015, resulting in a decrease to the projected benefit obligation liability of approximately $233 million, and a related increase to shareholders’ equity, specifically accumulated other comprehensive income.

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the three months ended March 31, 2015.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 in 3M’s 2015 Annual Report on Form 10-K.

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued and terminated interest rate contracts can be found in Note 12 in 3M’s 2015 Annual Report on Form 10-K.

In February 2016, the Company entered into a forward starting interest rate swap expiring in December 2016 with a notional amount of $100 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt.

As of  March 31, 2016, the Company had a balance of $14 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (after tax loss)  related to the forward starting interest rate swaps,  which will be amortized over the respective lives of the debt.  Based on exchange rates as of March 31, 2016, 3M expects to reclassify approximately $38 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2016, approximately $9 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2017, and approximately $15 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2017 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $36 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

Three months ended March 31, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(120)	Cost of sales	$53	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	(1)	Interest expense	—
Total	$(121)		$52		$—

Three months ended March 31, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$136	Cost of sales	$30	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$136		$27		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 12 in 3M’s 2015 Annual Report on Form 10-K.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended March 31, 2016

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$29	Interest expense	$(29)
Total		$29		$(29)

Three months ended March 31, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$6	Interest expense	$(6)
Total		$6		$(6)

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

At March 31, 2016, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 974 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.6 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2016 to 2030.

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

Three months ended March 31, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(144)	N/A	$—
Foreign currency forward contracts	(43)	Cost of sales	(2)
Total	$(187)		$(2)

Three months ended March 31, 2015

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

Derivatives Not Designated as Hedging Instruments:

3M enters into foreign exchange forward contracts that are not designated in hedge relationships to offset, in part, the impacts of certain intercompany transactions and to further mitigate short-term currency impacts. In addition, the Company enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2016
	Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(5)
Foreign currency forward contracts	Interest expense	(7)
Total		$(12)

	Three months ended March 31, 2015
	Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$4
Foreign currency forward contracts	Interest expense	89
Commodity price swap contracts	Cost of sales	(4)
Total		$89

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except interest rate swaps, which are presented using the contract inception date’s foreign exchange rate. Additional information with respect to the fair value of derivative instruments is included in Note 11.

	Gross	Assets		Liabilities
March 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$3,159	Other current assets	$72	Other current liabilities	$83
Foreign currency forward/option contracts	1,192	Other assets	26	Other liabilities	26
Interest rate swap contracts	1,853	Other assets	53	Other current liabilities	1
Total derivatives designated as hedging instruments			$151		$110

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,775	Other current assets	$19	Other current liabilities	$46
Total derivatives not designated as hedging instruments			$19		$46

Total derivative instruments			$170		$156

	Gross	Assets		Liabilities
December 31, 2015	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,815	Other current assets	$148	Other current liabilities	$14
Foreign currency forward/option contracts	1,240	Other assets	61	Other liabilities	3
Interest rate swap contracts	1,753	Other assets	24	Other liabilities	1
Total derivatives designated as hedging instruments			$233		$18

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,359	Other current assets	$63	Other current liabilities	$51
Total derivatives not designated as hedging instruments			$63		$51

Total derivative instruments			$296		$69

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2016, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

March 31, 2016		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$170	$86	$—	$84
Derivatives not subject to master netting agreements	—			—
Total	$170			$84

December 31, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$296	$37	$—	$259
Derivatives not subject to master netting agreements	—			—
Total	$296			$259

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

March 31, 2016		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$156	$86	$—	$70
Derivatives not subject to master netting agreements	—			—
Total	$156			$70

December 31, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$64	$37	$—	$27
Derivatives not subject to master netting agreements	5			5
Total	$69			$32

Currency Effects

3M estimates that year-on-year foreign currency transactions effects, including hedging impacts, increased pre-tax income by approximately $10 million for the three months ended March 31, 2016. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three months ended March 31, 2016 and 2015.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter of 2014 and first quarter of 2016, 3M obtained municipal bonds from the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of March 31, 2016 and December 31, 2015. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	March 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Foreign government agency securities	$10	$—	$10	$—
Corporate debt securities	10	—	10	—
Commercial paper	36	—	36	—
Certificates of deposit/time deposits	46	—	46	—
Asset-backed securities:
Automobile loan related	44	—	44	—
Credit card related	19	—	19	—
Equipment lease related	1	—	1	—
Other	7	—	7	—
U.S. municipal securities	18	—	—	18
Derivative instruments — assets:
Foreign currency forward/option contracts	117	—	117	—
Interest rate swap contracts	53	—	53	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	155	—	155	—
Interest rate swap contracts	1	—	1	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Foreign government agency securities	$10	$—	$10	$—
Corporate debt securities	10	—	10	—
Commercial paper	12	—	12	—
Certificates of deposit/time deposits	26	—	26	—
Asset-backed securities:
Automobile loan related	26	—	26	—
Credit card related	10	—	10	—
Equipment lease related	2	—	2	—
Other	19	—	19	—
U.S. municipal securities	12	—	—	12
Derivative instruments — assets:
Foreign currency forward/option contracts	272	—	272	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	—	68	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
Marketable securities — certain U.S. municipal securities only	March 31,
(Millions)	2016	2015
Beginning balance	$12	$15
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	6	—
Sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$18	$15

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2015 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three months ended March 31, 2016 and 2015.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt (except medium-term fixed rate notes totaling $1 billion, which will mature in September 2016 and are shown separately in the table below) approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities and investments, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt, the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Medium-term fixed rate notes due September 2016	$999	$1,002	$999	$1,003
Long-term debt, excluding current portion and medium-term fixed rate notes due September 2016	8,927	9,559	8,753	9,101

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at March 31, 2016 and December 31, 2015 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 12.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2016, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,110 individual claimants, compared to approximately 2,130 individual claimants with actions pending at December 31, 2015.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all ten cases taken to trial, including eight of the nine cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, and 2015), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. The plaintiff in the 2015 trial has filed an appeal to the Missouri Court of Appeals. Briefing is complete and a decision from the court is pending.

The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. The case was inactive from the fourth quarter of 2007 until late 2013, other than a case management conference in March 2011. In November 2013, the State filed a motion to bifurcate the lawsuit into separate liability and damages proceedings. At the hearing on the motion, the court declined to bifurcate the lawsuit. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case and the fact that the complaint asserts claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury might allocate to each defendant if the case is ultimately tried.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first quarter of 2016 for respirator mask/asbestos liabilities by $11 million. In the first quarter of 2016, the Company made payments for legal fees and settlements of $14 million related to the respirator mask/asbestos litigation. As of March 31, 2016, the Company had accruals for respirator mask/asbestos liabilities of $141 million (excluding Aearo accruals). This accrual represents the low end in a range of loss. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2016, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $39 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and an assessment of the nature of each claim and remaining coverage. The Company then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

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

As of March 31, 2016, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2016, the Company, through its Aearo subsidiary, had accruals of $21 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In 2014, the court granted Aearo’s motion for summary judgment on two claims, but declined to rule on two issues: the specific liability for certain known coal mine dust lawsuits; and Cabot’s claim for allocation of liability between injuries allegedly caused by exposure to coal mine dust and injuries allegedly caused by exposure to silica dust. Following additional discovery, the parties filed new motions for summary judgment. In February 2016, the court ruled in favor of Aearo on these two remaining issues, and ordered that Cabot, and not Aearo, is solely responsible for all liability for the coal mine dust lawsuits under the 1995 agreement. Cabot has appealed.

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

As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFCs in the soil at the Company’s manufacturing facility in Decatur, Alabama. Pursuant to a permit issued by ADEM, for approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFCs in fields at its Decatur facility. After a review of the available options to address the presence of PFCs in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that plan continues and is expected to be completed in 2018.

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

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In June 2015, the plaintiffs filed an amended complaint adding additional defendants, including BFI Waste Management Systems of Alabama, LLC; BFI Waste Management of North America, LLC; the City of Decatur, Alabama; Morgan County, Alabama; Municipal Utilities Board of Decatur; and Morgan County, Alabama, d/b/a Decatur Utilities. In September 2015, the court issued a scheduling order staying discovery pending mediation which occurred in

January 2016, but did not resolve the case and the parties continue their negotiations. A hearing on class certification is scheduled for November 2016.

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

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (“Water Authority”) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. 3M has moved to dismiss the case on legal grounds. That motion is pending.

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

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking compensatory damages and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River, including the installation and maintenance of a water treatment system. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and bio solids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M’s complaint against the Metropolitan Council asks that if the court finds that the State is entitled to any of the damages it seeks, 3M be awarded contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also seeks declaratory relief under MERA.

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. Other activity in the case, which had been stayed pending the outcome of the disqualification issue, has resumed. A trial date has not yet been set. In a separate but related action, the Company filed suit against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2016, the Company had recorded liabilities of $43 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2016, the Company had recorded liabilities of $34 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of March 31, 2016, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. In April, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the special master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. On February 10, 2016, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the lower court’s judgment. In March 2016, 3M paid TransWeb $27 million in full satisfaction of the judgment.

Andover Healthcare filed an infringement suit against 3M in May 2013 in the U.S. District Court for the District of Delaware. Andover also filed a related infringement action against 3M and 3M Deutschland GmbH in December 2013 in Mannheim, Germany. In both cases, Andover alleges that certain of 3M’s self-adherent wraps, including Coban™ Latex Free and Nexcare™ No Hurt Latex Free wraps, infringe Andover’s U.S. and German patents. 3M denies that it infringes Andover’s patents, asserts that the patents are invalid, and claims that Andover should be precluded from any recovery, in part because of its long delay in bringing this action. Trial in the U.S. matter is scheduled for November 2016. A hearing in the German infringement case occurred in September 2014. In November 2014, the German trial court issued a decision ordering the appointment of an expert to assist with analysis of whether 3M’s products infringe Andover’s German patent. Separately, 3M filed a nullity action in Germany, challenging the validity of Andover’s German patent. At a hearing in July 2015, the German patent court revoked Andover’s German patents. Andover has appealed that decision and, in April 2016, the German trial court stayed the infringement proceedings during the pendency of Andover’s appeal. No liability has been recorded in the Andover litigation, as the Company believes that any such liability is not probable and estimable.

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

As of March 31, 2016, the Company is a named defendant in approximately 260 lawsuits, most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The U.S. Judicial Panel on Multidistrict Litigation granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 13. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan, as discussed in 3M’s 2015 Annual Report on Form 10-K, provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. Awards under this plan may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the 2008 Long Term Incentive Plan Program are 11,330,268 as of March 31, 2016.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the 2016 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2016 and 2015.

During the first quarter of 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively and impacted income tax benefits by $81 million in the first quarter of 2016. See Note 1 for additional information regarding ASU No. 2016-09.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2016	2015
Cost of sales	$23	$23
Selling, general and administrative expenses	96	88
Research, development and related expenses	25	27

Stock-based compensation expenses	$144	$138

Income tax benefits	$(127)	$(47)

Stock-based compensation expenses, net of tax	$17	$91

Stock Option Program

The following table summarizes stock option activity during the three months ended March 31, 2016:

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	38,552,445	$102.01
Granted:
Annual	5,591,727	147.99
Exercised	(3,604,464)	87.47
Canceled	(43,305)	141.28
March 31	40,496,403	$109.61	74	$2,309
Options exercisable
March 31	29,338,088	$94.32	61	$2,121

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2016, there was $126 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total intrinsic values of stock options exercised were $253 million and $258 million during the three months ended March 31, 2016 and 2015, respectively. Cash received from options exercised was $315 million and $266 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $93 million and $96 million for the three months ended March 31, 2016 and 2015, respectively.

For the primary 2016 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2016
Exercise price	$147.87
Risk-free interest rate	1.5%
Dividend yield	2.5%
Expected volatility	20.8%
Expected life (months)	77
Black-Scholes fair value	$22.47

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2016 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,441,088	$127.47
Granted
Annual	749,915	148.22
Vested	(864,826)	102.00
Forfeited	(12,924)	136.39
As of March 31	2,313,253	$143.67

As of March 31, 2016, there was $141 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock units and restricted stock that vested during the three months ended March 31, 2016 and 2015 was $133 million and $155 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $50 million and $58 million for the three months ended March 31, 2016 and 2015, respectively.

Restricted stock units granted generally vest three years following the grant date assuming continued employment. Dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vest date on restricted stock units, except for performance shares which do not earn dividends. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2016 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earning per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. Performance shares do not accrue dividends during the performance period. Therefore, the grant date fair value is determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period.

The following table summarizes performance share activity during the three months ended March 31, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	871,192	$120.89
Granted	205,069	159.34
Distributed	(367,428)	99.06
Performance change	7,462	152.35
Forfeited	(4,493)	145.27
As of March 31	711,802	$143.41

As of March 31, 2016, there was $42 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair values of performance shares that were distributed were $54 million for both the three months ended March 31, 2016 and 2015. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the three months ended March 31, 2016 and 2015.

NOTE 14. Business Segments

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

Effective in the first quarter of 2016, 3M made a product line reporting change involving two of its business segments in its continuing effort to improve the alignment of its businesses around markets and customers.

The change between business segments was as follows:

•

Elements of the electronic bonding product lines were previously separately reflected in the Electronics Materials Solutions Division (Electronics and Energy business segment) and the Industrial Adhesives and Tapes Division (Industrial business segment). Effective in the first quarter of 2016, certain sales and operating income results for these electronic bonding product lines in aggregate were equally divided between the Electronics and Energy business segment and Industrial business segment. This change resulted in a decrease in net sales for total year 2015 of $33 million in the Industrial business segment offset by a corresponding increase in the Electronics and Energy business segment.

The financial information presented herein reflects the impact of the preceding product line reporting change between business segments for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2016	2015
Net Sales
Industrial	$2,576	$2,656
Safety and Graphics	1,412	1,372
Health Care	1,383	1,329
Electronics and Energy	1,144	1,324
Consumer	1,049	1,048
Corporate and Unallocated	1	2
Elimination of Dual Credit	(156)	(153)
Total Company	$7,409	$7,578

Operating Income
Industrial	$617	$596
Safety and Graphics	345	335
Health Care	455	408
Electronics and Energy	208	285
Consumer	238	240
Corporate and Unallocated	(41)	(100)
Elimination of Dual Credit	(34)	(34)
Total Company	$1,788	$1,730

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2016, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2016, which included a paragraph that described the change in the manner of accounting for marketable securities and deferred tax assets and liabilities, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 3, 2016

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Any references to “Membrana” refer to the former Separations Media business acquired by 3M from Polypore in 2015.

The stronger U.S. dollar negatively impacted sales and earnings in the first quarter of 2016 versus the same period last year, while global economic growth was mixed. Despite these challenges, 3M had positive organic local-currency growth in three of its five business segments and in all major geographic areas, except Asia Pacific. 3M also expanded operating income margins by 1.3 percentage points. Fourth-quarter 2015 restructuring actions, as discussed in Note 4, impacted approximately 1,700 positions worldwide, contributing to an estimated pre-tax savings of approximately $130 million for total year 2016.

Additional discussion of first quarter results follows.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three-months ended March 31, 2016 compared to 2015.

Three months ended
(Earnings per diluted share)	March 31, 2016
Same period last year	$1.85
Increase/(decrease) in earnings per share - diluted, due to:
Operational benefits	0.04
Acquisitions and divestitures	0.07
Foreign exchange impacts	(0.05)
Net interest expense	(0.02)
Income tax rate	0.07
Shares of common stock outstanding	0.09
Current period	$2.05

Net income attributable to 3M was $1.275 billion, or $2.05 per diluted share, in the first quarter of 2016, compared to $1.199 billion, or $1.85 per diluted share, in the first quarter of 2015. Operational benefits increased earnings by 4 cents per diluted share, which included a benefit of 8 cents per diluted share related to lower defined benefit pension and postretirement expenses. Operational benefits also included the combination of higher selling prices and lower raw material costs, in addition to productivity benefits related to the fourth-quarter 2015 restructuring. These operational benefits were partially offset by the impact of organic sales volume declines and lower asset utilization.

Acquisition and divestiture impacts, which are measured for the first twelve months post-transaction, related to the 2015 acquisitions of Membrana, Capital Safety, and Ivera Medical, plus the first-quarter 2016 divestiture of Polyfoam, the fourth quarter 2015/first quarter 2016 divestiture of the library systems business, and the fourth quarter 2015 divestiture of the license plate converting business in France. On a combined basis, these acquisition/divestiture year-on-year impacts increased earnings by 7 cents per diluted share, driven by divestiture gains and solid performance from 2015 acquisitions.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $50 million, or the equivalent of 5 cents per diluted share, excluding the impact of foreign currency changes on tax rates.

Over the past few years, 3M has taken actions to better optimize its capital structure and reduce its cost of capital by adding debt. These actions have led to an increase in interest expense year-on-year, largely due to higher average debt balances.

The income tax rate was 26.8 percent in the first quarter, down 2.7 percentage points versus last year’s first quarter, which increased earnings by approximately 7 cents per diluted share. The decrease in tax rate was driven by a number of factors as referenced in Note 6, including the first quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-09 (discussed in Note 1).

Weighted-average diluted shares outstanding in the first quarter of 2016 declined 4.3 percent year-on-year to 621.3 million, which increased earnings by approximately 9 cents per diluted share.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months ended March 31, 2016 and 2015. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 14 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2016		2015		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,576	$617	$2,656	$596	(3.0)%	3.6%
Safety and Graphics	1,412	345	1,372	335	2.9%	3.1%
Health Care	1,383	455	1,329	408	4.0%	11.5%
Electronics and Energy	1,144	208	1,324	285	(13.6)%	(26.8)%
Consumer	1,049	238	1,048	240	0.1%	(1.1)%
Corporate and Unallocated	1	(41)	2	(100)	—	—
Elimination of Dual Credit	(156)	(34)	(153)	(34)	—	—
Total Company	$7,409	$1,788	$7,578	$1,730	(2.2)%	3.3%

	Three months ended March 31, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	(1.9)%	2.0%	(0.1)%	(3.0)%	(3.0)%
Safety and Graphics	2.4%	6.9%	(2.4)%	(4.0)%	2.9%
Health Care	6.2%	0.9%	—%	(3.1)%	4.0%
Electronics and Energy	(11.7)%	—%	—%	(1.9)%	(13.6)%
Consumer	2.8%	—%	—%	(2.7)%	0.1%
Total Company	(0.8)%	2.1%	(0.5)%	(3.0)%	(2.2)%

Sales in U.S. dollars in the first quarter of 2016 decreased 2.2 percent, substantially impacted by foreign currency translation, which reduced sales by 3.0 percent. Total company organic local-currency sales (which includes organic volume impacts plus selling price impacts) decreased 0.8 percent, with growth in Health Care, Consumer, and Safety and Graphics more than offset by declines in Industrial, and Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 22 percent. Worldwide operating income margins for the first quarter of 2016 were 24.1 percent, compared to 22.8 percent for the first quarter of 2015.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. Acquisitions increased first-quarter sales growth by 2.1 percent, which related to acquisitions closed in 2015. In August 2015, 3M (Safety and Graphics Business) acquired Capital Safety, a leading global provider of fall protection equipment. In August 2015, 3M (Industrial Business) also acquired Membrana, a leading provider of microporous membranes and modules for filtration in life sciences, industrial and specialty segments. In March 2015, 3M (Health Care Business) acquired Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. Refer to Note 2 in the Consolidated Financial Statements in 3M’s 2015 Annual Report on Form 10-K for additional detail.

Divestitures reduced first-quarter sales growth by 0.5 percent. As part of its portfolio management process, in the fourth quarter of 2015, 3M (Safety and Graphics Business) divested the license plate converting business in France and substantially all of the library systems business. In the first quarter of 2016, 3M completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M (Industrial Business Group) divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sale of Polyfoam and the remaining portion of the library systems business. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

Sales and operating income by geographic area:

Percent change information compares the first quarter of 2016 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended March 31, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$2,926	$2,213	$1,579	$693	$(2)	$7,409
% of worldwide sales	39.5%	29.9%	21.3%	9.3%	—	100.0%
Components of net sales change:
Volume — organic	0.3%	(5.4)%	0.5%	(2.6)%	—	(1.7)%
Price	—	(0.2)	1.2	6.8	—	0.9
Organic local-currency sales	0.3	(5.6)	1.7	4.2	—	(0.8)
Acquisitions	2.6	1.0	2.8	2.2	—	2.1
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.5)
Translation	—	(2.6)	(2.9)	(15.7)	—	(3.0)
Total sales change	2.3%	(7.4)%	0.9%	(9.6)%	—	(2.2)%

Sales in U.S. dollars increased 2.3 percent in the United States and 0.9 percent in EMEA, while sales declined 7.4 percent in Asia Pacific and 9.6 percent in Latin America/Canada. Currency impacts reduced first quarter 2016 worldwide sales growth by 3.0 percent.

Worldwide selling prices rose 0.9 percent in the first quarter of 2016. 3M has been raising selling prices in a number of developing countries to help offset the impact of currency devaluations. 3M also continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model.

Foreign currency translation reduced year-on-year sales in all major geographies, driven by a 15.7 percent translation impact in Latin America/Canada. In particular, the Euro and Brazilian Real versus the U.S. dollar were weaker compared to first quarter 2015 by 1 percent and 25 percent, respectively, while the Yen strengthened versus the U.S. dollar by 4 percent.

In Latin America/Canada, organic local-currency sales grew 4.2 percent, led by Health Care at 9 percent, and Industrial at 8 percent. Organic local-currency sales increased 1 percent in Safety and Graphics, were flat in Electronics and Energy, and declined 1 percent in Consumer. Organic local-currency sales grew 10 percent in Mexico and 2 percent in Brazil.

In EMEA, organic local-currency sales increased 1.7 percent. Central/East Europe and Middle East/Africa grew 7 percent, and West Europe was up slightly. Organic local-currency sales growth in EMEA was led by Health Care at 6 percent, while Safety and Graphics grew 2 percent, Industrial 1 percent, and Electronics and Energy was flat. Organic local-currency sales declined 5 percent in Consumer.

In the United States, organic local-currency sales growth was 0.3 percent, with growth of 4 percent in both Health Care and Consumer, and growth in Safety and Graphics of 2 percent, largely offset by declines in both Electronics and Energy of 1 percent and Industrial of 5 percent. The U.S. industrial production index declined, which impacted growth in 3M’s Industrial business.

In Asia Pacific, organic local-currency sales declined 5.6 percent. Organic local-currency sales growth was led by Health Care at 11 percent, Consumer at 6 percent, and Safety and Graphics at 4 percent, while Industrial declined 4 percent. Electronics and Energy declined 18 percent, as weak end-market demand and excess channel inventory in consumer electronics resulted in significant declines. China/Hong Kong organic local-currency sales declined 4 percent and Japan declined 8 percent. Excluding electronics, both Japan and China/Hong Kong organic local-currency sales were flat.

Worldwide operating income increased 3.3 percent in the first quarter and operating income margins were 24.1 percent, an increase of 1.3 percentage points year-on-year. Operating income margins increased due to the combination of higher selling prices and lower raw material costs, lower defined benefit pension and postretirement expense, and productivity related to the fourth quarter 2015 restructuring. These factors were partially offset by acquisition impacts, organic volume declines, and utilization/other items. Refer to the section entitled “Results of Operations” for further discussion.

Managing currency risks:

As discussed above, the stronger U.S. dollar negatively impacted sales and earnings in the first three months of 2016 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. In mid-2014, 3M began extending its hedging tenor for certain major currencies, most notably the Euro and Yen, out as far as 24 months, and in the first quarter of 2015 extended this to 36 months. Previously, 3M had limited its hedge horizon to 12 months. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $1.260 billion of operating cash flows in the first three months of 2016, an increase of $180 million when compared to the first three months of 2015. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2016, the Company purchased $1.227 billion of its own stock, compared to $886 million of stock purchases in the first three months of 2015. As of March 31, 2016, approximately $9.6 billion remained available under the February 2016 authorization. The Company expects to purchase $4 billion to $6 billion of its own stock in 2016. In February 2016, 3M’s Board of Directors declared a first-quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This marked the 58th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 49 percent at March 31, 2016, and 48 percent at December 31, 2015. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. In March 2016, Moody’s downgraded 3M’s rating from Aa3 to A1 and revised 3M’s outlook from negative to stable. The Company’s short-term rating of P-1 was affirmed. This ratings action followed 3M’s announcement of its new five-year plan for the period 2016 through 2020 in which the Company communicated its intent to further increase financial leverage. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $200 million to $400 million of cash to its global defined benefit pension and postretirement plans in 2016. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding sections entitled “Sales and operating income by business segment” and “Sales and operating income by geographic area” for discussion of sales change.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2016	2015	Change
Cost of sales	49.6%	50.5%	(0.9)%
Selling, general and administrative expenses	20.2	20.6	(0.4)
Research, development and related expenses	6.1	6.1	—
Operating income	24.1%	22.8%	1.3%

3M expects global defined benefit pension and postretirement expense in 2016 (before settlements, curtailments, special termination benefits and other) to decrease by approximately $320 million pre-tax when compared to 2015,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2015 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors, which will result in decreased expenses in 2016. The year-on-year decrease in defined benefit pension and postretirement expense for the first quarter was $75 million. The first three months of 2015 includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million.

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

Cost of sales as a percent of net sales was 49.6 percent in the first quarter of 2016, compared to 50.5 percent in the first quarter of 2015. Cost of sales, measured as a percent of sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales year-on-year by 0.9 percent in the first quarter, while raw material cost deflation was favorable by approximately 4 percent year-on-year. In addition, cost of sales decreased due to lower defined benefit pension and postretirement expense (of which a portion impacts cost of sales).

Selling, General and Administrative Expenses:

SG&A decreased 4.5 percent in the first quarter of 2016, when compared to the same period last year, benefiting from divestiture gains (as discussed in Note 2), foreign currency translation, and productivity benefits related to the fourth quarter 2015 restructuring. In addition, lower defined benefit pension and postretirement expense benefited SG&A. SG&A, measured as a percent of sales, was 20.2 percent of sales in the first quarter of 2016 compared to 20.6 percent in the first quarter of 2015.

Research, Development and Related Expenses:

R&D, measured as a percent of sales, was 6.1 percent of sales for both the three months ended March 31, 2016 and 2015. R&D in dollars decreased $13 million in the first three months of 2016 compared to the same period last year, benefitting from foreign currency translation and lower defined benefit pension and postretirement expense. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months ended March 31, 2016 versus 2015.

Three months ended
(Percent of net sales)	March 31, 2016
Same period last year	22.8%
Increase/(decrease) in operating income margin, due to:
Selling price and raw material impact	1.1
Pension and postretirement benefit costs	1.0
Productivity from restructuring	0.4
Strategic investments	(0.1)
Foreign exchange impacts	(0.1)
Acquisitions	(0.2)
Organic volume	(0.3)
Utilization and other	(0.5)
Current period	24.1%

Operating income margins were 24.1 percent in the first quarter of 2016, compared to 22.8 percent in the first quarter of 2015, an improvement of 1.3 percentage points. 3M continues to benefit from the combination of higher selling prices and lower raw material costs, plus lower year-on-year defined benefit pension and postretirement expense, in addition to productivity benefits related to the fourth quarter 2015 restructuring. Items that reduced operating income margins included strategic investments, as 3M began to take actions on its manufacturing footprint and increased growth investments across its businesses. Additional items that reduced operating margins included foreign currency effects (net of hedge gains), acquisition impacts related to Capital Safety, Membrana, and Ivera Medical, and year-on-year declines in organic volume. Utilization and other included the impact of lower asset utilization, particularly in the electronics and industrial businesses, partially offset by divestiture gains in the quarter.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2016	2015
Interest expense	$47	$31
Interest income	(5)	(4)
Total	$42	$27

Interest expense was higher in the first quarter of 2016 compared to the same period last year, largely due to higher average debt balances.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2016	2015
Effective tax rate	26.8%	29.5%

The effective tax rate for the first quarter of 2016 was 26.8 percent, compared to 29.5 percent in the first quarter of 2015, a decrease of 2.7 percentage points. This decrease was driven by a number of factors as referenced in Note 6, including the first quarter 2016 adoption of ASU No. 2016-09 (discussed in Note 1). The Company is planning to take further global cash optimization actions, which will result in increased tax expense over the remainder of 2016. As a result, the Company currently expects that its effective tax rate for total year 2016 will remain in the range of approximately 29.5 to 30.5 percent. Refer to Note 6 for additional discussion.

The effective tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2016	2015
Net income attributable to noncontrolling interest	$3	$2

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $50 million for the three months ended March 31, 2016. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses increased pre-tax income by approximately $10 million for the three months ended March 31, 2016.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in an $81 million tax benefit in the quarter ended March 31, 2016. 3M typically experiences the largest volume of stock option exercises and restricted stock unit vestings in the first quarter of its fiscal year. Refer to Note 1 for additional detail.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 14. The reportable segments are Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer.

Corporate and Unallocated:

In addition to these five operating business segments, 3M assigns certain costs to “Corporate and Unallocated”, which is presented separately in the preceding business segments table and in Note 14. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating income in the first quarter of 2016 when compared to the same period last year improved by $59 million, impacted by lower defined benefit pension and postretirement expense. 3M’s defined benefit pension and postretirement expense in the first quarter of 2016 when compared to the same period last year decreased in total by $75 million, with $63 million of this decrease allocated to Corporate and Unallocated.

Operating Business Segments:

Information related to 3M’s business segments for the first quarter of both 2016 and 2015 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended
	March 31,
	2016	2015
Sales (millions)	$2,576	$2,656
Sales change analysis:
Organic local currency	(1.9)%	2.6%
Acquisitions	2.0	—
Divestitures	(0.1)	—
Translation	(3.0)	(7.0)
Total sales change	(3.0)%	(4.4)%

Operating income (millions)	$617	$596
Percent change	3.6%	(3.4)%
Percent of sales	23.9%	22.4%

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

First Quarter 2016 results:

Sales in Industrial totaled $2.6 billion, down 3.0 percent in U.S. dollars. Organic local-currency sales decreased 1.9 percent, acquisitions added 2.0 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation reduced sales by 3.0 percent. The U.S industrial production index was down in the first quarter, as 3M continued to experience softness across Industrial.

On an organic local-currency sales basis:

•	Sales grew in automotive OEM, automotive aftermarket, and 3M purification.
•	Sales declined in abrasive systems, industrial adhesives and tapes, and aerospace commercial transportation.
•	Sales also declined in advanced materials, primarily due to ongoing weakness in the oil and gas end markets.
•	Geographically, sales increased 8 percent in Latin America/Canada and 1 percent in EMEA, while Asia Pacific declined 4 percent and the United States declined 5 percent.

Acquisitions and divestitures:

•

Acquisition sales growth related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016 as discussed in Note 2.

Operating income:

•	Operating income margins increased by 1.5 percentage points to 23.9 percent, helped by fourth quarter 2015 restructuring actions, and lower raw material costs.
•	In addition, the gain on sale of the Polyfoam business was partially offset by acquisition impacts, which resulted in a net operating income margin benefit of 1.1 percentage points.

Safety and Graphics Business:

	Three months ended
	March 31,
	2016	2015
Sales (millions)	$1,412	$1,372
Sales change analysis:
Organic local currency	2.4%	4.1%
Acquisitions	6.9	—
Divestitures	(2.4)	—
Translation	(4.0)	(7.7)
Total sales change	2.9%	(3.6)%

Operating income (millions)	$345	$335
Percent change	3.1%	5.3%
Percent of sales	24.5%	24.4%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products, such as respiratory, hearing, eye and fall protection equipment; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

First Quarter 2016 results:

Sales in Safety and Graphics totaled $1.4 billion, an increase of 2.9 percent in U.S. dollars. Organic local-currency sales increased 2.4 percent, and foreign currency translation reduced sales by 4.0 percent. Acquisitions added 6.9 percent, while divestitures reduced sales by 2.4 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, commercial solutions, and personal safety, while sales declined in traffic safety and security.
•	Sales increased 4 percent in Asia Pacific, 2 percent in both the United States and EMEA, and 1 percent in Latin America/Canada.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business as discussed in Note 2.

Operating income:

•	Operating income totaled $345 million, up 3.1 percent.
•	Operating income margins were 24.5 percent of sales, compared to 24.4 percent in the first quarter of 2015, benefiting from higher selling prices and lower raw material costs.
•	Divestiture gains, partially offset by acquisition impacts, resulted in a net operating income margin benefit of 0.3 percentage points.

Health Care Business:

	Three months ended
	March 31,
	2016	2015
Sales (millions)	$1,383	$1,329
Sales change analysis:
Organic local currency	6.2%	3.0%
Acquisitions	0.9	0.7
Translation	(3.1)	(7.0)
Total sales change	4.0%	(3.3)%

Operating income (millions)	$455	$408
Percent change	11.5%	(4.3)%
Percent of sales	32.9%	30.7%

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

First Quarter 2016 results:

Health Care sales totaled $1.4 billion, an increase of 4.0 percent in U.S. dollars. Organic local-currency sales increased 6.2 percent, acquisitions added 0.9 percent, and foreign currency translation reduced sales by 3.1 percent.

On an organic local-currency sales basis:

•

Sales growth was broad-based across the Health Care portfolio, led by food safety, and health information systems. Health Care’s larger businesses also showed solid growth, including critical and chronic care, infection prevention, and oral care solutions.

•	On a geographic basis, sales increased 11 percent in Asia Pacific, 9 percent in Latin America/Canada, 6 percent in EMEA, and 4 percent in the United States.
•	In developing markets, Health Care organic local-currency sales grew 13 percent, with particular strength in China/Hong Kong, Mexico, and Russia.
•	3M continues to increase investments across the businesses to drive efficient growth into the future.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp. Ivera is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income increased 11.5 percent to $455 million.
•

Operating income margins were 32.9 percent, compared to 30.7 percent in the same period last year, driven by the combination of higher selling prices and lower raw material costs, plus organic volume increases.

•	Acquisitions had a minimal impact on operating income margins.

In September 2015, 3M announced that it would explore strategic alternatives for its Health Information Systems Division (HIS), which included spinning-off, selling, or retaining the business. In February 2016, following an in-depth exploration of strategic alternatives, the Company announced its intent to retain and further invest in HIS.

Electronics and Energy Business:

	Three months ended
	March 31,
	2016	2015
Sales (millions)	$1,144	$1,324
Sales change analysis:
Organic local currency	(11.7)%	6.0%
Divestitures	—	(0.9)
Translation	(1.9)	(4.0)
Total sales change	(13.6)%	1.1%

Operating income (millions)	$208	$285
Percent change	(26.8)%	24.3%
Percent of sales	18.2%	21.5%

The Electronics and Energy segment includes solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks; and power generation and distribution. This segment’s electronics solutions include optical film solutions for the electronic display industry; high-performance fluids and abrasives; high-temperature and display tapes; flexible circuits, which use electronic packaging and interconnection technology; and touch systems products. This segment’s energy solutions include pressure sensitive tapes and resins; electrical insulation; infrastructure products that provide both protection and detection solutions; a wide array of fiber-optic and copper-based telecommunications systems; and renewable energy component solutions for the solar and wind power industries.

First Quarter 2016 results:

Electronics and Energy sales totaled $1.1 billion, down 13.6 percent in U.S. dollars. Organic local-currency sales declined 11.7 percent, and foreign currency translation reduced sales by 1.9 percent.

On an organic local-currency sales basis:

•

Sales decreased 18 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. This decline was due to a combination of factors, including soft end market demand, elevated channel inventory, and a challenging year-on-year comparison.

•	Sales decreased approximately 1 percent in 3M’s energy-related businesses, as declines in renewable energy and telecommunications were partially offset by growth in electrical markets.
•	On a geographic basis, sales were flat in both EMEA, Latin America/Canada, and the United States. Sales declined 18 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 26.8 percent to $208 million.
•

Operating income margins were 18.2 percent compared to 21.5 percent in the same period last year, as lower organic volume and foreign currency effects were only partially offset by lower raw material costs.

In late April 2016, 3M announced it is taking actions to better align the Electronics and Energy business to market realities. These actions will reduce approximately 250 positions worldwide, with the majority of the reductions on the electronics side of the business. As a result, 3M expects to incur a second-quarter expense of approximately $20 million.

Consumer Business:

	Three months ended
	March 31,
	2016	2015
Sales (millions)	$1,049	$1,048
Sales change analysis:
Organic local currency	2.8%	2.1%
Translation	(2.7)	(5.0)
Total sales change	0.1%	(2.9)%

Operating income (millions)	$238	$240
Percent change	(1.1)%	5.2%
Percent of sales	22.7%	22.9%

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

First Quarter 2016 results:

Consumer sales totaled $1.0 billion, up 0.1 percent in U.S. dollars. Organic local-currency sales increased 2.8 percent, and foreign currency translation reduced sales by 2.7 percent.

On an organic local-currency sales basis:

•	Sales growth was led by construction and home improvement, plus consumer health care.
•	Stationery and office supplies, and home care sales were flat.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, and 4 percent in the United States, while sales in Latin America/Canada declined 1 percent, and EMEA declined 5 percent.

Operating income:

•	Operating income was $238 million, down 1.1 percent from the same period last year.
•	Operating income margins were 22.7 percent, down slightly from 22.9 percent in the same period last year, impacted by increased advertising and merchandising investments to drive growth.

FINANCIAL CONDITION AND LIQUIDITY

3M continues its transition to a better-optimized capital structure and is adding leverage at a measured pace. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enable the Company to implement this strategy. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 8 in 3M’s 2015 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance.

Net Debt:

The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of March 31, 2016, and December 31, 2015.

	March 31,	December 31,
(Millions)	2016	2015

Total Debt	$11,139	$10,797
Less: Cash and cash equivalents and marketable securities	1,528	1,925
Net Debt	$9,611	$8,872

In the first three months of 2016, net debt increased by $0.7 billion to a net debt balance of $9.6 billion. The first three months 2016 net debt increase was driven by commercial paper issuances of approximately $400 million, in addition to a decrease in cash, cash equivalents and marketable securities of approximately $400 million. Specific actions related to cash, cash equivalents, and marketable securities, in addition to debt, are discussed further below.

Cash, cash equivalents and marketable securities:

At March 31, 2016, 3M had $1.5 billion of cash, cash equivalents and marketable securities, of which approximately $1.4 billion was held by the Company’s foreign subsidiaries and approximately $90 million was held by the United States. Of the $1.4 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $140 million, or 10 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other high-quality fixed income securities. At December 31, 2015, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $1.7 billion and $200 million, respectively.

Total debt:

The Company’s total debt was $342 million higher at March 31, 2016 when compared to December 31, 2015, with the increase primarily due to approximately $400 million of commercial paper issuances in the first quarter of 2016. Debt issuances in 2015 included the May 2015 and August 2015 debt issuances (approximately $3.4 billion), in addition to commercial paper issuances ($800 million). The May 2015 debt issuances had an aggregated principal amount of 1.750 billion Euros, or approximately $1.9 billion at issuance date exchange rates. The August 2015 debt issuances had an aggregated principal amount of $1.5 billion. The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. In March 2016, Moody’s downgraded 3M’s rating from Aa3 to A1 and revised 3M’s outlook from negative to stable. The Company’s short-term rating of P-1 was affirmed. This ratings action followed 3M’s announcement of its new five-year plan for the period 2016 through 2020 in which the Company communicated its intent to further increase financial leverage.

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

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at March 31, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2016, this ratio was approximately 51 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $236 million in stand-alone letters of credit and $17 million in bank guarantees were also issued and outstanding at March 31, 2016. These lines of credit are utilized in connection with normal business activities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of future investment opportunities. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $3.696 billion at March 31, 2016, compared with $3.868 billion at December 31, 2015, a decrease of $172 million. Current asset balance changes decreased working capital by $112 million, driven by decreases in cash, cash equivalents, and other current assets, which were partially offset by increases in accounts receivable, inventories, and current marketable securities. Current liability balance changes decreased working capital by $60 million, largely due to increases in accrued income taxes and short-term debt, partially offset by decreases in accrued payroll, accounts payable, and other current liabilities.

The Company uses various working capital measures that place emphasis and focus on certain working capital assets and liabilities. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. One of the primary working capital measures 3M uses is a combined index, which includes accounts receivable, inventories and accounts payable. This combined index (defined as current quarter net sales multiplied by four, divided by ending net accounts receivable plus inventories less accounts payable) was 4.5 at March 31, 2016 compared to 4.9 at December 31, 2015. Receivables increased $331 million, or 8.0 percent, compared with December 31, 2015, as higher March 2016 sales compared to December 2015 sales contributed to this increase. Currency translation impacts increased accounts receivable by $86 million. Inventories increased $109 million compared with December 31, 2015, or 3.1 percent. Currency translation increased inventories by $74 million. Accounts payable decreased $113 million when compared with December 31, 2015, with the majority related to changes in business activity.

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

As discussed in Note 1, 3M adopted ASU No. 2016-09 effective January 1, 2016, on a prospective basis. The new guidance impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes.

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2016	2015

Net income including noncontrolling interest	$1,278	$1,201
Depreciation and amortization	356	339
Company pension contributions	(55)	(90)
Company postretirement contributions	(1)	(1)
Company pension expense	47	99
Company postretirement expense	12	35
Stock-based compensation expense	144	138
Income taxes (deferred and accrued income taxes)	296	144
Excess tax benefits from stock-based compensation	—	(101)
Accounts receivable	(245)	(296)
Inventories	(37)	(131)
Accounts payable	(116)	56
Other — net	(419)	(313)
Net cash provided by operating activities	$1,260	$1,080

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2016, cash flows provided by operating activities increased $180 million compared to the same period last year, with this increase primarily due to lower cash taxes, plus a year-on-year improvement in inventories and accounts receivable, with these impacts partially offset by declines in accounts payable. The combination of accounts receivable, inventories and accounts payable increased working capital by $398 million in the first three months of 2016, similar to the working capital increases of $371 million in the first three months of 2015. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Free Cash Flow (non-GAAP measure):

In addition to net cash provided by operating activities, the Company believes free cash flow and free cash flow conversion are useful measures of performance. 3M uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
(Millions)	2016	2015

Net cash provided by operating activities	$1,260	$1,080
Purchases of property, plant and equipment (PP&E)	(314)	(291)
Free Cash Flow	$946	$789
Free Cash Flow Conversion	74%	66%

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2016	2015

Purchases of property, plant and equipment (PP&E)	$(314)	$(291)
Proceeds from sale of PP&E and other assets	18	4
Acquisitions, net of cash acquired	(4)	(150)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(61)	414
Proceeds from sale of businesses	56	19
Other investing activities	25	4
Net cash used in investing activities	$(280)	$—

Capital spending was $314 million in the first three months of 2016, compared to $291 million in the first three months of 2015. The Company expects 2016 capital spending to be approximately $1.3 billion to $1.5 billion.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first three months of 2016 relate to the divestiture of the assets of the pressurized polyurethane foam adhesives business (formerly known as Polyfoam) business within the Industrial business segment and the completion of the divestiture of the Library business within the Safety and Graphics business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2016	2015

Change in short-term debt — net	$138	$(4)
Repayment of debt (maturities greater than 90 days)	—	—
Proceeds from debt (maturities greater than 90 days)	—	—
Total cash change in debt	$138	$(4)
Purchases of treasury stock	(1,227)	(886)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	357	309
Dividends paid to stockholders	(672)	(652)
Excess tax benefits from stock-based compensation	—	101
Other — net	(22)	(22)
Net cash used in financing activities	$(1,426)	$(1,154)

Total debt at March 31, 2016 was $11.1 billion, up from $10.8 billion at year-end 2015, with the increase primarily due to commercial paper issuances (approximately $400 million) partially offset by repayments and borrowings by international subsidiaries. Total debt was 49 percent of total capital (total capital is defined as debt plus equity) at March 31, 2016, compared to 48 percent of total capital at year-end 2015.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2016, the Company purchased $1.227 billion of its own stock, compared to $886 million in the first three months of 2015. The Company expects full-year 2016 gross share repurchases will be in the range of $4 billion to $6 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $672 million in the first three months of 2016, compared to $652 million in the first three months of 2015. 3M has paid dividends each year since 1916. In February 2016, 3M’s Board of Directors declared a first-quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This is equivalent to an annual dividend of $4.44 per share and marked the 58th consecutive year of dividend increases for 3M.

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
•

worldwide economic and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or its suppliers and customers,

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2015 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2016. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

The Company completed implementation with respect to elements of certain processes/sub-processes in limited subsidiaries/locations and will continue to roll out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of its evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected our internal control over financial reporting.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART II.  Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 12, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. In March 2016, Moody’s downgraded 3M’s rating from Aa3 to A1 and revised 3M’s outlook from negative to stable. The Company’s short-term rating of P-1 was affirmed. This ratings action followed 3M’s announcement of its new five-year plan for the period 2016 through 2020 in which the Company communicated its intent to further increase financial leverage. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The Company’s ongoing transition to a better-optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

* The Company’s defined benefit pension and postretirement plans are subject to financial market risks that could adversely impact our results. The performance of financial markets and discount rates impact the Company’s funding obligations under its defined benefit plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets, and relevant legislative or regulatory changes relating to defined benefit plan funding may increase the Company’s funding obligations and adversely impact its results of operations and cash flows.

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 12 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2014, 3M’s Board of Directors authorized the repurchase of up to $12 billion of 3M’s outstanding common stock, with no pre-established end date. In February 2016, 3M’s Board of Directors replaced the Company’s February 2014 repurchase program with a new program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2016	4,867,209	$141.70	4,867,019	$777
February 1-29, 2016	1,593,234	$153.47	1,590,500	$9,756
March 1-31, 2016	1,094,083	$162.58	1,091,293	$9,578
Total January 1-March 31, 2016	7,554,526	$147.21	7,548,812	$9,578

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M 2008 Long-Term Incentive Plan (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
	(10.2)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
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

	(10.5)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
	(10.6)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.7)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.8)	3M 2005 Management Stock Ownership Program (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
	(10.9)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.10)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.11)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
	(10.12)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.13)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.14)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
	(10.15)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.16)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
	(10.17)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
	(10.18)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.

(10.19)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.20)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.21)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.22)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.23)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.24)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.25)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.26)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.27)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.28)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.29)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.30)	Amended and restated five-year credit agreement as of March 9, 2016, is incorporated by reference from our Form 8-K dated March 11, 2016.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed with the SEC on May 3, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2016 and 2015 (iii) the Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 3, 2016

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)