Form 10-Q
period 2016-06-30
3M CO
filed 2016-08-02
CIK 66740

ou

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2016
Common Stock, $0.01 par value per share	604,400,291 shares

This document (excluding exhibits) contains 85 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 81.

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended June 30, 2016

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Net sales	$7,662	$7,686	$15,071	$15,264
Operating expenses
Cost of sales	3,799	3,858	7,477	7,679
Selling, general and administrative expenses	1,560	1,550	3,053	3,114
Research, development and related expenses	437	438	887	901
Total operating expenses	5,796	5,846	11,417	11,694
Operating income	1,866	1,840	3,654	3,570

Interest expense and income
Interest expense	38	35	85	66
Interest income	(7)	(7)	(12)	(11)
Total interest expense — net	31	28	73	55

Income before income taxes	1,835	1,812	3,581	3,515
Provision for income taxes	542	509	1,010	1,011
Net income including noncontrolling interest	$1,293	$1,303	$2,571	$2,504

Less: Net income attributable to noncontrolling interest	2	3	5	5

Net income attributable to 3M	$1,291	$1,300	$2,566	$2,499

Weighted average 3M common shares outstanding — basic	606.9	631.3	607.2	633.8
Earnings per share attributable to 3M common shareholders — basic	$2.13	$2.06	$4.23	$3.94

Weighted average 3M common shares outstanding — diluted	620.9	643.0	621.1	646.1
Earnings per share attributable to 3M common shareholders — diluted	$2.08	$2.02	$4.13	$3.87

Cash dividends paid per 3M common share	$1.11	$1.025	$2.22	$2.05

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income including noncontrolling interest	$1,293	$1,303	$2,571	$2,504
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	37	23	175	(170)
Defined benefit pension and postretirement plans adjustment	67	96	136	187
Debt and equity securities, unrealized gain (loss)	—	—	—	—
Cash flow hedging instruments, unrealized gain (loss)	(27)	(32)	(137)	38
Total other comprehensive income (loss), net of tax	77	87	174	55
Comprehensive income (loss) including noncontrolling interest	1,370	1,390	2,745	2,559
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(2)	(4)	(4)
Comprehensive income (loss) attributable to 3M	$1,368	$1,388	$2,741	$2,555

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2016	2015
Assets
Current assets
Cash and cash equivalents	$1,688	$1,798
Marketable securities — current	177	118
Accounts receivable — net	4,667	4,154
Inventories
Finished goods	1,676	1,655
Work in process	1,165	1,008
Raw materials and supplies	772	855
Total inventories	3,613	3,518
Other current assets	1,291	1,398
Total current assets	11,436	10,986
Marketable securities — non-current	14	9
Investments	121	117
Property, plant and equipment	23,793	23,098
Less: Accumulated depreciation	(15,189)	(14,583)
Property, plant and equipment — net	8,604	8,515
Goodwill	9,356	9,249
Intangible assets — net	2,477	2,601
Prepaid pension benefits	242	188
Other assets	985	1,053
Total assets	$33,235	$32,718
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,450	$2,044
Accounts payable	1,650	1,694
Accrued payroll	580	644
Accrued income taxes	169	332
Other current liabilities	2,405	2,404
Total current liabilities	7,254	7,118

Long-term debt	9,299	8,753
Pension and postretirement benefits	3,418	3,520
Other liabilities	1,327	1,580
Total liabilities	$21,298	$20,971
Commitments and contingencies (Note 12)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	4,963	4,791
Retained earnings	37,194	36,575
Treasury stock, at cost: 339,632,765 shares at June 30, 2016; 334,702,932 shares at December 31, 2015	(24,088)	(23,308)
Accumulated other comprehensive income (loss)	(6,184)	(6,359)
Total 3M Company shareholders’ equity	11,894	11,708
Noncontrolling interest	43	39
Total equity	$11,937	$11,747
Total liabilities and equity	$33,235	$32,718

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2016	2015
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,571	$2,504
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	722	683
Company pension and postretirement contributions	(97)	(185)
Company pension and postretirement expense	118	283
Stock-based compensation expense	193	187
Deferred income taxes	(134)	295
Excess tax benefits from stock-based compensation	—	(129)
Changes in assets and liabilities
Accounts receivable	(419)	(446)
Inventories	(42)	(269)
Accounts payable	(57)	(34)
Accrued income taxes (current and long-term)	(102)	(421)
Other — net	(208)	(50)
Net cash provided by operating activities	2,545	2,418

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(637)	(661)
Proceeds from sale of PP&E and other assets	18	14
Acquisitions, net of cash acquired	(4)	(153)
Purchases of marketable securities and investments	(510)	(341)
Proceeds from maturities and sale of marketable securities and investments	449	1,269
Proceeds from sale of businesses	56	19
Other investing	(2)	19
Net cash provided by (used in) investing activities	(630)	166

Cash Flows from Financing Activities
Change in short-term debt — net	(337)	(39)
Repayment of debt (maturities greater than 90 days)	—	(10)
Proceeds from debt (maturities greater than 90 days)	1,112	1,925
Purchases of treasury stock	(2,055)	(2,581)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	612	450
Dividends paid to shareholders	(1,344)	(1,298)
Excess tax benefits from stock-based compensation	—	129
Other — net	(16)	(50)
Net cash used in financing activities	(2,028)	(1,474)

Effect of exchange rate changes on cash and cash equivalents	3	(24)

Net increase (decrease) in cash and cash equivalents	(110)	1,086
Cash and cash equivalents at beginning of year	1,798	1,897
Cash and cash equivalents at end of period	$1,688	$2,983

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

As described in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, effective in the first quarter of 2016, the Company made a product line reporting change involving two of its business segments. Segment information presented herein reflects the impact of this change for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 17, 2016.

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

The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. Such rates and conditions have been and continue to be subject to change. In January 2014, the Venezuelan government announced that the National Center for Foreign Commerce (CENCOEX), had assumed the role with respect to the continuation of the existing official exchange rate, significantly expanded the use of a second currency auction exchange mechanism called the Complementary System for Foreign Currency Acquirement (or SICAD1), and issued exchange regulations indicating the SICAD1 rate of exchange would be used for payments related to international investments. In late March 2014, the Venezuelan government launched a third foreign exchange mechanism, SICAD2, which it later replaced with another foreign currency exchange platform in February 2015 called the Marginal System of Foreign Currency (SIMADI). The SIMADI rate was described as being derived from daily private bidders and buyers exchanging offers through authorized agents. This rate was approved and published by the Venezuelan Central Bank. In March 2016, the Venezuelan government effected a replacement of its preferential CENCOEX rate with Tipo de Cambio Protegido (DIPRO), described as available largely for essential imports; eliminated its SICAD exchange mechanism; and replaced its SIMADI rate with Tipo de Cambio Complementario (DICOM), published by the Venezuelan Central Bank and described as fluctuating in rate based on supply and demand.

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of June 30, 2016, the Company had a balance of net monetary assets denominated in VEF of less than 1.5 billion VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 625 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of June 30, 2016, the Company continues to consolidate its Venezuelan subsidiary. As of June 30, 2016, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (2.9 million average options for the three months ended June 30, 2016; 5.9 million average options for the six months ended June 30, 2016; 5.5 million average options for the three months ended June 30, 2015; and 4.5 million average options for the six months ended June 30, 2015). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to 3M	$1,291	$1,300	$2,566	$2,499

Denominator:
Denominator for weighted average 3M common shares outstanding — basic	606.9	631.3	607.2	633.8

Dilution associated with the Company’s stock-based compensation plans	14.0	11.7	13.9	12.3

Denominator for weighted average 3M common shares outstanding — diluted	620.9	643.0	621.1	646.1

Earnings per share attributable to 3M common shareholders — basic	$2.13	$2.06	$4.23	$3.94
Earnings per share attributable to 3M common shareholders — diluted	$2.08	$2.02	$4.13	$3.87

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For 3M, this standard is required effective January 1, 2017, with early adoption permitted. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $59 million and $140 million tax benefit in the three and six months ended June 30, 2016, respectively. 3M typically experiences the largest volume of stock option exercises and RSU vestings in the first quarter of its fiscal year. The extent of excess tax benefits/deficiencies is subject to variation in 3M stock price and timing/extent of RSU vestings and employee stock option exercises. 3M’s adoption of this ASU also resulted in associated excess tax benefits being classified as operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2016. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. In addition, 3M did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

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

In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends ASU No. 2014-09, Revenue from Contracts with Customers, to address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing ASU No. 2014-09’s full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). This ASU has the same effective date and transition requirements as ASU No. 2014-09, as amended by ASU No. 2015-14, which for 3M is effective January 1, 2018. The Company is currently assessing this standard’s impact on 3M’s consolidated results of operations and financial condition.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. With respect to available-for-sale (AFS) debt securities, the ASU amends the current other-than-temporary impairment model. For such securities with unrealized losses, entities will still consider if a portion of any impairment is related only to credit losses and therefore recognized as a reduction in income. However, rather than also reflecting that credit loss amount as a permanent reduction in cost (amortized cost) basis of that AFS debt security, the ASU requires that credit losses be reflected as an allowance. As a result, under certain circumstances, a recovery in value could result in previous allowances, or portions thereof, reversing back into income. For 3M, this ASU is effective January 1, 2020, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing this ASU’s impact on 3M’s consolidated result of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

There were no material business combinations that closed during the six months ended June 30, 2016. Adjustments in the first six months of 2016 to the preliminary purchase price allocations of other acquisitions within the allocation period were not material. The allocation of purchase price related to the acquisition of Capital Safety Group S.A.R.L. in August 2015 is considered preliminary, primarily with respect to contingent liabilities and certain tax-related assets and liabilities. 3M expects to finalize the allocation of purchase price within the one year measurement-period following this acquisition.

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

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

There were no material acquisitions that closed during the first six months of 2016. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2015 and June 30, 2016, follow:

Goodwill

	December 31, 2015	Acquisition	Translation	June 30, 2016
(Millions)	Balance	activity	and other	Balance
Industrial	$2,573	$1	$49	$2,623
Safety and Graphics	3,342	2	19	3,363
Health Care	1,624	—	14	1,638
Electronics and Energy	1,510	—	13	1,523
Consumer	200	—	9	209
Total Company	$9,249	$3	$104	$9,356

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2016, and December 31, 2015, follow:

	June 30,	December 31,
(Millions)	2016	2015
Customer related intangible assets	$1,974	$1,973
Patents	607	616
Other technology-based intangible assets	525	525
Definite-lived tradenames	424	421
Other amortizable intangible assets	214	216
Total gross carrying amount	$3,744	$3,751

Accumulated amortization — customer related	(737)	(668)
Accumulated amortization — patents	(489)	(481)
Accumulated amortization — other technology based	(279)	(252)
Accumulated amortization — definite-lived tradenames	(228)	(215)
Accumulated amortization — other	(171)	(169)
Total accumulated amortization	$(1,904)	$(1,785)

Total finite-lived intangible assets — net	$1,840	$1,966

Non-amortizable intangible assets (primarily tradenames)	637	635
Total intangible assets — net	$2,477	$2,601

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and six months ended June 30, 2016 and 2015 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Amortization expense	$66	$50	$132	$103

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2016:

	Remainder
	of						After
(Millions)	2016	2017	2018	2019	2020	2021	2021
Amortization expense	$125	$226	$204	$192	$182	$166	$745

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

NOTE 4.  Restructuring Actions

During the fourth quarter of 2015, management approved and committed to undertake certain restructuring actions primarily focused on structural overhead, largely in the U.S. and slower-growing markets, with particular emphasis on Europe, Middle East, and Africa (EMEA) and Latin America. This impacted approximately 1,700 positions worldwide and resulted in a fourth quarter 2015 pre-tax charge of $114 million.

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued restructuring action balances as of December 31, 2015	$63	$—	$63
Cash payments	(35)	—	(35)
Accrued restructuring action balances as of June 30, 2016	$28	$—	$28

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued pension and postretirement benefits and accelerated depreciation resulting from the cessation of use of certain long-lived assets. Remaining activities related to the restructuring are expected to be completed in 2016.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2016	$11,774	$4,925	$36,785	$(23,716)	$(6,261)	$41

Net income	1,293		1,291			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	37				37	—
Defined benefit pension and post-retirement plans adjustment	67				67	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(27)				(27)	—
Total other comprehensive income (loss), net of tax	77
Dividends declared	(672)		(672)
Stock-based compensation	47	47
Reacquired stock	(837)			(837)
Issuances pursuant to stock option and benefit plans	255		(210)	465
Balance at June 30, 2016	$11,937	$4,972	$37,194	$(24,088)	$(6,184)	$43

Six months ended June 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,747	$4,800	$36,575	$(23,308)	$(6,359)	$39

Net income	2,571		2,566			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	175				176	(1)
Defined benefit pension and post-retirement plans adjustment	136				136	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(137)				(137)	—
Total other comprehensive income (loss), net of tax	174
Dividends declared	(1,344)		(1,344)
Stock-based compensation	172	172
Reacquired stock	(2,000)			(2,000)
Issuances pursuant to stock option and benefit plans	617		(603)	1,220
Balance at June 30, 2016	$11,937	$4,972	$37,194	$(24,088)	$(6,184)	$43

Three months ended June 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2015	$13,952	$4,616	$35,080	$(19,458)	$(6,321)	$35

Net income	1,303		1,300			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	23				24	(1)
Defined benefit pension and post-retirement plans adjustment	96				96	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(32)				(32)	—
Total other comprehensive income (loss), net of tax	87
Dividends declared	(646)		(646)
Stock-based compensation, net of tax impacts	78	78
Reacquired stock	(1,787)			(1,787)
Issuances pursuant to stock option and benefit plans	143		(119)	262
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

Six months ended June 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	2,504		2,499			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(170)				(169)	(1)
Defined benefit pension and post-retirement plans adjustment	187				187	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	38				38	—
Total other comprehensive income (loss), net of tax	55
Dividends declared	(649)		(649)
Stock-based compensation, net of tax impacts	306	306
Reacquired stock	(2,683)			(2,683)
Issuances pursuant to stock option and benefit plans	455		(552)	1,007
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

In December 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015). This reduced 3M’s stockholder equity and increased other current liabilities as of December 31, 2014, by approximately $0.6 billion.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2016

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at March 31, 2016, net of tax:	$(1,540)	$(4,735)	$—	$14	$(6,261)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	59	—	—	(15)	44
Amounts reclassified out	—	101	—	(28)	73
Total other comprehensive income (loss), before tax	59	101	—	(43)	117
Tax effect	(22)	(34)	—	16	(40)
Total other comprehensive income (loss), net of tax	37	67	—	(27)	77
Balance at June 30, 2016, net of tax:	$(1,503)	$(4,668)	$—	$(13)	$(6,184)

Six months ended June 30, 2016

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$—	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	119	—	—	(136)	(17)
Amounts reclassified out	—	204	—	(80)	124
Total other comprehensive income (loss), before tax	119	204	—	(216)	107
Tax effect	57	(68)	—	79	68
Total other comprehensive income (loss), net of tax	176	136	—	(137)	175
Balance at June 30, 2016, net of tax:	$(1,503)	$(4,668)	$—	$(13)	$(6,184)

Three months ended June 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at March 31, 2015, net of tax:	$(1,288)	$(5,202)	$—	$169	$(6,321)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(12)	—	—	(16)	(28)
Amounts reclassified out	—	141	—	(34)	107
Total other comprehensive income (loss), before tax	(12)	141	—	(50)	79
Tax effect	36	(45)	—	18	9
Total other comprehensive income (loss), net of tax	24	96	—	(32)	88
Balance at June 30, 2015, net of tax:	$(1,264)	$(5,106)	$—	$137	$(6,233)

Six months ended June 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(56)	24	—	120	88
Amounts reclassified out	—	265	—	(61)	204
Total other comprehensive income (loss), before tax	(56)	289	—	59	292
Tax effect	(113)	(102)	—	(21)	(236)
Total other comprehensive income (loss), net of tax	(169)	187	—	38	56
Balance at June 30, 2015, net of tax	$(1,264)	$(5,106)	$—	$137	$(6,233)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2016	2015	2016	2015	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	$1	$1	See Note 9
Prior service benefit	24	17	47	35	See Note 9
Net actuarial loss	(126)	(159)	(252)	(318)	See Note 9
Curtailments/Settlements	—	—	—	17	See Note 9
Total before tax	(101)	(141)	(204)	(265)
Tax effect	34	45	68	91	Provision for income taxes
Net of tax	$(67)	$(96)	$(136)	$(174)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$—	Selling, general and administrative expenses
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$28	$35	$81	$65	Cost of sales
Commodity price swap contracts	—	—	—	(2)	Cost of sales
Interest rate swap contracts	—	(1)	(1)	(2)	Interest expense
Total before tax	28	34	80	61
Tax effect	(11)	(12)	(29)	(22)	Provision for income taxes
Net of tax	$17	$22	$51	$39
Total reclassifications for the period, net of tax	$(50)	$(74)	$(85)	$(135)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2016. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the first quarter of 2017 and for 2016 by the end of the first quarter of 2018. As of June 30, 2016, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. The Company is not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2016 and December 31, 2015 are $383 million and $369 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $1 million of expense and $4 million of benefit for the three months ended June 30, 2016 and June 30, 2015, respectively, and approximately $3 million of benefit and $2 million of benefit for the six months ended June 30, 2016 and June 30, 2015, respectively. At June 30, 2016 and December 31, 2015, accrued interest and penalties in the consolidated balance sheet on a gross basis were $39 million and $45 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2016 was 29.6 percent, compared to 28.1 percent in the second quarter of 2015, an increase of 1.5 percentage points. Primary factors that increased the Company’s effective tax rate on a combined basis by 5.3 percentage points year-on-year included international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions, plus remeasurements of 3M’s uncertain tax positions. This increase was partially offset by a 3.8 percentage points year-on-year decrease to the Company’s effective tax rate. Primary factors that decreased the effective tax rate included the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1), the reinstatement of the R&D tax credit, and other items.

The effective tax rate for the first six months of 2016 was 28.2 percent, compared to 28.8 percent in the first six months of 2015, a decrease of 0.6 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 4.5 percentage points for the first six months of 2016 when compared to the same period for 2015 included the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1), the reinstatement of the R&D tax credit, and other items. This decrease was partially offset by a 3.9 percentage point year-on-year increase, which included international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions, plus remeasurements of 3M’s uncertain tax positions.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of June 30, 2016 and December 31, 2015, the Company had valuation allowances of $39 million and $31 million on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2016	2015

Foreign government agency securities	$10	$10
Corporate debt securities	10	10
Commercial paper	36	12
Certificates of deposit/time deposits	55	26
U.S. municipal securities	4	3
Asset-backed securities:
Automobile loan related	36	26
Credit card related	19	10
Other	7	21
Asset-backed securities total	62	57

Current marketable securities	$177	$118

U.S. municipal securities	$14	$9

Non-current marketable securities	$14	$9

Total marketable securities	$191	$127

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At June 30, 2016 and December 31, 2015, gross unrealized gains and/or losses (pre-tax) were not material. Refer to Note 5 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2016 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2016

Due in one year or less	$104
Due after one year through five years	87
Total marketable securities	$191

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At June 30, 2016, all asset-backed security investments were in compliance with this policy. Approximately 78.4 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lender’s discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at June 30, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to a total interest expense on all funded debt for the same period. At June 30, 2016, this ratio was approximately 51 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 9.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2016 and 2015 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit cost (benefit)
Service cost	$65	$73	$34	$40	$14	$22
Interest cost	144	164	43	55	19	25
Expected return on plan assets	(261)	(267)	(78)	(81)	(22)	(23)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	(6)	(6)	(4)	(3)	(14)	(8)
Amortization of net actuarial (gain) loss	88	102	23	38	15	19
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$30	$66	$17	$48	$12	$35

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit cost (benefit)
Service cost	$130	$146	$67	$82	$27	$43
Interest cost	287	328	86	110	39	50
Expected return on plan assets	(521)	(534)	(156)	(162)	(45)	(45)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	(12)	(12)	(7)	(7)	(28)	(16)
Amortization of net actuarial (gain) loss	176	204	45	76	31	38
Settlements, curtailments, special termination benefits and other	—	—	—	(17)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$60	$132	$34	$81	$24	$70

For the six months ended June 30, 2016, contributions totaling $95 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2016, the Company expects to contribute between approximately $200 million to $400 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code, as discussed in Note 11 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K). Beginning on January 1, 2016, for U.S. employees, the Company reduced its match on employee 401(k) contributions. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation are matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and also continue to receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued and terminated interest rate contracts can be found in Note 12 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

In the first six months of 2016, the Company entered into forward starting interest rate swaps expiring in December 2016 with an aggregate notional amount of $300 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt.

As of June 30, 2016, the Company had a balance of $13 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of June 30, 2016, 3M expects to reclassify approximately $20 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2016, approximately $12 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2017, and approximately $21 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2017 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $12 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

Three months ended June 30, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(11)	Cost of sales	$28	Cost of sales	$—
Interest rate swap contracts	(4)	Interest expense	—	Interest expense	—
Total	$(15)		$28		$—

Six months ended June 30, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(131)	Cost of sales	$81	Cost of sales	$—
Interest rate swap contracts	(5)	Interest expense	(1)	Interest expense	—
Total	$(136)		$80		$—

Three months ended June 30, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(16)	Cost of sales	$35	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$(16)		$34		$—

Six months ended June 30, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$120	Cost of sales	$65	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$120		$61		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 12 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended June 30, 2016

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$5	Interest expense	$(5)
Total		$5		$(5)

Six months ended June 30, 2016

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$34	Interest expense	$(34)
Total		$34		$(34)

Three months ended June 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(11)	Interest expense	$11
Total		$(11)		$11

Six months ended June 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

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

At June 30, 2016, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2016 to 2031.

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

Three months ended June 30, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$94	N/A	$—
Foreign currency forward contracts	16	Cost of sales	3
Total	$110		$3

Six months ended June 30, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(50)	N/A	$—
Foreign currency forward contracts	(27)	Cost of sales	1
Total	$(77)		$1

Three months ended June 30, 2015

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)	Cost of sales	$(6)
Foreign currency forward contracts	Interest expense	49	Interest expense	42
Total		$48		$36

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$1	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(61)	Interest expense	28
Commodity price swap contracts	Cost of sales	—	Cost of sales	(4)
Total		$(60)		$29

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

	Gross	Assets		Liabilities
June 30, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,371	Other current assets	$56	Other current liabilities	$54
Foreign currency forward/option contracts	1,187	Other assets	35	Other liabilities	35
Interest rate swap contracts	2,053	Other assets	58	Other current liabilities	5
Total derivatives designated as hedging instruments			$149		$94

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,365	Other current assets	$94	Other current liabilities	$97
Total derivatives not designated as hedging instruments			$94		$97

Total derivative instruments			$243		$191

	Gross	Assets		Liabilities
December 31, 2015	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,815	Other current assets	$148	Other current liabilities	$14
Foreign currency forward/option contracts	1,240	Other assets	61	Other liabilities	3
Interest rate swap contracts	1,753	Other assets	24	Other liabilities	1
Total derivatives designated as hedging instruments			$233		$18

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,359	Other current assets	$63	Other current liabilities	$51
Total derivatives not designated as hedging instruments			$63		$51

Total derivative instruments			$296		$69

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2016, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

June 30, 2016		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$243	$74	$—	$169
Derivatives not subject to master netting agreements	—			—
Total	$243			$169

December 31, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$296	$37	$—	$259
Derivatives not subject to master netting agreements	—			—
Total	$296			$259

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

June 30, 2016		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$180	$74	$—	$106
Derivatives not subject to master netting agreements	11			11
Total	$191			$117

December 31, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$64	$37	$—	$27
Derivatives not subject to master netting agreements	5			5
Total	$69			$32

Currency Effects

3M estimates that year-on-year foreign currency transactions effects, including hedging impacts, decreased pre-tax income by approximately $10 million for the three months ended June 30, 2016, which resulted in a minimal impact for the six months ended June 30, 2016. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six months ended June 30, 2016 and 2015.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter of 2014 and first quarter of 2016, 3M obtained municipal bonds from the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of June 30, 2016 and December 31, 2015. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Foreign government agency securities	$10	$—	$10	$—
Corporate debt securities	10	—	10	—
Commercial paper	36	—	36	—
Certificates of deposit/time deposits	55	—	55	—
Asset-backed securities:
Automobile loan related	36	—	36	—
Credit card related	19	—	19	—
Other	7	—	7	—
U.S. municipal securities	18	—	—	18
Derivative instruments — assets:
Foreign currency forward/option contracts	185	—	185	—
Interest rate swap contracts	58	—	58	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	186	—	186	—
Interest rate swap contracts	5	—	5	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Foreign government agency securities	$10	$—	$10	$—
Corporate debt securities	10	—	10	—
Commercial paper	12	—	12	—
Certificates of deposit/time deposits	26	—	26	—
Asset-backed securities:
Automobile loan related	26	—	26	—
Credit card related	10	—	10	—
Other	21	—	21	—
U.S. municipal securities	12	—	—	12
Derivative instruments — assets:
Foreign currency forward/option contracts	272	—	272	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	—	68	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Beginning balance	$18	$15	$12	$15
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	6	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$18	$15	$18	$15

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and six months ended June 30, 2016 and 2015.

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

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$9,299	$10,115	$8,753	$9,101

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at June 30, 2016 and December 31, 2015 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 12.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as updated by the Company’s Current Report on Form 8-K dated May 17, 2016.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2016, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,325 individual claimants, compared to approximately 2,130 individual claimants with actions pending at December 31, 2015.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all ten cases taken to trial, including eight of the nine cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, and 2015), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. The plaintiff in the 2015 trial filed an appeal to the Missouri Court of Appeals for the Eastern District. In June 2016, the Missouri Court of Appeals affirmed the trial court’s judgment and jury verdict in favor of 3M, a decision that is final as the Plaintiff did not file an appeal to the Missouri Supreme Court.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first six months of 2016 for respirator mask/asbestos liabilities by $29 million, $18 million of which occurred in the second quarter of 2016. In the first six months of 2016, the Company made payments for legal fees and settlements of $26 million related to the respirator mask/asbestos litigation, $12 million of which occurred in the second quarter of 2016. As of June 30, 2016, the Company had accruals for respirator mask/asbestos liabilities of $147 million (excluding Aearo accruals). This accrual represents the low end in a range of loss.

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

As of June 30, 2016, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company estimates insurance receivables based on an analysis of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and an assessment of the nature of each claim and remaining coverage. The Company then records an amount it has concluded is likely to be recovered. Various factors could affect the timing and amount of recovery of this receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, and (iii) the outcome of negotiations with insurers and legal proceedings with respect to respirator mask/asbestos liability insurance coverage.

As a result of a final arbitration decision in June 2016 regarding insurance coverage under two policies, 3M reversed its receivable for insurance recoveries related to respirator mask/asbestos litigation by $35 million. The Company is seeking coverage under the policies of certain insolvent insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2016, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2016, the Company, through its Aearo subsidiary, had accruals of $20 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both chemicals has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (superseding the provisional levels established by the EPA in 2009 of 400 parts per trillion for PFOA and 200 parts per trillion for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 parts per trillion. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. The EPA is reporting results from this exercise on a rolling basis that will continue in 2016. Through April 2016, the EPA has reported results for 4,864 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA, 46 exceed the level for PFOS, and 72 exceed the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring, and routine reporting of results.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama (the St. John case), seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In June 2015, the plaintiffs filed an amended complaint adding additional defendants, including BFI Waste Management Systems of Alabama, LLC; BFI Waste Management of North America, LLC; the City of Decatur, Alabama; Morgan County, Alabama; Municipal Utilities Board of Decatur; and Morgan County, Alabama, d/b/a Decatur Utilities. In September 2015, the court issued a scheduling order staying discovery pending mediation which occurred in January 2016, but did not resolve the case and the parties continue their negotiations. A hearing on class certification is scheduled for November 2016.

In 2005, the judge in a second purported class action lawsuit filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds (the Chandler case) granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the St. John case. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County (the Stover case) seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the St. John case.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. 3M has moved to dismiss the case on legal grounds. That motion is pending.

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFCs through their ownership and operation of their respective sites.  The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief.  The Company believes that the complaint lacks merit.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2016, the Company had recorded liabilities of $47 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2016, the Company had recorded liabilities of $33 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of June 30, 2016, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. In April, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the special master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M in the amount of approximately $26 million. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. In February, 2016, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the lower court’s judgment. In March 2016, 3M paid TransWeb $27 million in full satisfaction of the judgment.

Andover Healthcare filed an infringement suit against 3M in May 2013 in the U.S. District Court for the District of Delaware. Andover also filed a related infringement action against 3M and 3M Deutschland GmbH in December 2013 in Mannheim, Germany. In both cases, Andover alleges that certain of 3M’s self-adherent wraps, including Coban™ Latex Free and Nexcare™ No Hurt Latex Free wraps, infringe Andover’s U.S. and German patents. 3M denies that it infringes Andover’s patents, asserts that the patents are invalid, and claims that Andover should be precluded from any recovery, in part because of its long delay in bringing this action. 3M and Andover have each filed motions for summary judgment. A hearing on the motions is scheduled in August 2016. Trial in the U.S. matter is scheduled for November 2016. A hearing in the German infringement case occurred in September 2014. In November 2014, the German trial court issued a decision ordering the appointment of an expert to assist with analysis of whether 3M’s products infringe Andover’s German patent. Separately, 3M filed a nullity action in Germany, challenging the validity of Andover’s German patent. At a hearing in July 2015, the German patent court revoked Andover’s German patents. Andover has appealed that decision and, in April 2016, the German trial court stayed the infringement proceedings during the pendency of Andover’s appeal. No liability has been recorded in the Andover litigation, as the Company believes that any such liability is not probable and estimable.

Product Liability Litigation

Électricité de France (EDF) filed a lawsuit against 3M France in the French courts in 2006 claiming commercial loss and property damage after experiencing electrical network failures which EDF claims were caused by allegedly defective 3M transition splices. The French Court of Appeals at Versailles affirmed the commercial trial court’s decision that the transition splices conformed to contract specifications and that EDF thoroughly analyzed and tested the splices before purchase and installation. The Court of Appeals, however, ordered a court-appointed expert to study the problem and issue a technical opinion on the cause of the network failures. The court-appointed expert submitted his report to the commercial court in May 2014. The expert found potential defects in 3M’s product and found that EDF incurred damages in excess of 100 million euros. The expert’s opinion was not dispositive of liability or damages and subject to numerous factual and legal challenges that could be raised with the court. In June 2016, the parties reached an agreement to resolve this dispute; the agreement includes confidential terms that, when taking into account 3M’s insurance coverage, were not material to the Company’s consolidated results of operations or financial condition.

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

As of June 30, 2016, the Company is a named defendant in approximately 437 lawsuits (compared to approximately 122 lawsuits at December 31, 2015), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. In the second quarter of 2016 and in July, six complaints were filed in the U.S. District Court for the District of Minnesota and one complaint was filed in the U.S. District Court for the Southern District of Florida each seeking certification of a class action of dentists in the United States and its territories related to the Lava Ultimate dental crowns. The complaints allege 3M marketed and sold defective Lava Ultimate dental crowns to dentists throughout the country and, under various theories, seek monetary damages (replacement costs and business reputation loss), disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees. The plaintiffs in one of the cases filed in the District of Minnesota have moved the MDL to transfer and consolidate all pending cases to the District of Minnesota to be managed in an MDL proceeding during the pre-trial phase of the litigation.  3M opposed that motion and filed a motion instead to transfer the one case pending in the Southern District of Florida to the District of Minnesota where it can be consolidated with the other six pending cases for both pretrial and trial. Oral argument on the MDL motion occurred in July 2016. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 13. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan (LTIP), as discussed in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. In May 2016, shareholders approved the 2016 LTIP, providing an additional 23,965,000 shares, increasing the number of approved shares to 123,965,000 shares. The 2016 LTIP succeeds the 3M 2008 LTIP. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, count against the 123,965,000 million share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010 and prior to May 8, 2012), as 3.50 shares for every one share covered by such award (for full value awards with grant dates on or after of May 8, 2012 and prior to May 10, 2016), or as 2.50 shares for every one share covered by such award (for full value awards with grant dates of May 10, 2016 or later). The remaining total shares available for grant under the LTIP Program are 35,753,024 as of June 30, 2016.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

During the first quarter of 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively and resulted in income tax benefits of $59 million and $140 million in the second quarter and first six months of 2016, respectively. See Note 1 for additional information regarding ASU No. 2016-09.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Cost of sales	$8	$8	$31	$31
Selling, general and administrative expenses	34	35	130	123
Research, development and related expenses	7	6	32	33

Stock-based compensation expenses	$49	$49	$193	$187

Income tax benefits	$(72)	$(14)	$(199)	$(61)

Stock-based compensation expenses (benefits), net of tax	$(23)	$35	$(6)	$126

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2016:

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	38,552,445	$102.01
Granted:
Annual	5,591,727	147.99
Exercised	(6,201,880)	86.81
Canceled	(136,887)	147.97
June 30	37,805,405	$111.14	74	$2,419
Options exercisable
June 30	26,739,297	$95.14	61	$2,139

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2016, there was $105 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total intrinsic values of stock options exercised were $469 million and $366 million during the six months ended June 30, 2016 and 2015, respectively. Cash received from options exercised was $534 million and $376 million for the June 30, 2016 and 2015, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $173 million and $136 million for the six months ended June 30, 2016 and 2015, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,441,088	$127.47
Granted
Annual	749,068	148.20
Other	7,278	167.80
Vested	(882,421)	102.20
Forfeited	(30,014)	142.64
As of June 30	2,284,999	$143.95

As of June 30, 2016, there was $120 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock units and restricted stock that vested during the six months ended June 30, 2016 and 2015 was $136 million and $157 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $51 million and $58 million for the six months ended June 30, 2016 and 2015, respectively.

Restricted stock units granted generally vest three years following the grant date assuming continued employment. Dividend equivalents equal to the dividends payable on the same number of shares of 3M common stock accrue on these restricted stock units during the vesting period, although no dividend equivalents are paid on any of these restricted stock units that are forfeited prior to the vesting date. Dividends are paid out in cash at the vest date on restricted stock units. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average restricted stock unit shares outstanding are included in the computation of diluted earnings per share.

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2016 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earning per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. Prior to the 2016 performance share grant, performance shares did not accrue dividends during the performance period. Therefore, the grant date fair value was determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. The 2016 performance share grant accrues dividends, therefore the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the six months ended June 30, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	871,192	$120.89
Granted	211,021	159.50
Distributed	(367,428)	99.06
Performance change	(69,743)	161.40
Forfeited	(17,488)	146.65
As of June 30	627,554	$141.44

As of June 30, 2016, there was $27 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair values of performance shares that were distributed were $54 million for both the six months ended June 30, 2016 and 2015. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the six months ended June 30, 2016 and 2015.

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

The change between business segments was as follows:

•

Elements of the electronic bonding product lines were previously separately reflected in the Electronics Materials Solutions Division (Electronics and Energy business segment) and the Industrial Adhesives and Tapes Division (Industrial business segment). Effective in the first quarter of 2016, certain sales and operating income results for these electronic bonding product lines in aggregate were equally divided between the Electronics and Energy business segment and Industrial business segment. This change resulted in a decrease in net sales and operating income for total year 2015 of $33 million and $7 million, respectively, in the Industrial business segment offset by a corresponding increase in the Electronics and Energy business segment.

The financial information presented herein reflects the impact of the preceding product line reporting change between business segments for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net Sales
Industrial	$2,631	$2,632	$5,207	$5,288
Safety and Graphics	1,499	1,432	2,911	2,804
Health Care	1,404	1,364	2,787	2,693
Electronics and Energy	1,181	1,312	2,325	2,636
Consumer	1,130	1,111	2,179	2,159
Corporate and Unallocated	4	(4)	5	(2)
Elimination of Dual Credit	(187)	(161)	(343)	(314)
Total Company	$7,662	$7,686	$15,071	$15,264

Operating Income
Industrial	$615	$608	$1,232	$1,204
Safety and Graphics	411	364	756	699
Health Care	460	440	915	848
Electronics and Energy	229	278	437	563
Consumer	281	259	519	499
Corporate and Unallocated	(88)	(74)	(129)	(174)
Elimination of Dual Credit	(42)	(35)	(76)	(69)
Total Company	$1,866	$1,840	$3,654	$3,570

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 11, 2016, except with respect to our opinion on the consolidated financial statements insofar as it relates to the business segment reporting changes discussed in Notes 3 and 16 as to which the date is May 17, 2016, which included a paragraph that described the change in the manner of accounting for marketable securities and deferred tax assets and liabilities, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 2, 2016

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

As described in 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, and also in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K), effective in the first quarter of 2016, 3M made a product line reporting change involving two of its business segments. Segment information presented herein reflects the impact of these changes for all periods presented. Refer to Note 14 for additional detail. This quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated statements and notes included in its Current Report on Form 8-K dated May 17, 2016.

The stronger U.S. dollar negatively impacted sales and earnings in the second quarter and first six months of 2016 versus the same periods last year, while global economic growth was mixed. Despite these challenges, 3M had positive organic local-currency growth in three of its five business segments and in all major geographic areas, except Asia Pacific. 3M also expanded operating income margins by 0.5 percentage points. Fourth quarter 2015 restructuring actions, as discussed in Note 4, impacted approximately 1,700 positions worldwide, contributing to an estimated pre-tax savings of approximately $130 million for total year 2016.

Additional discussion of second quarter and first six months results follows.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three-months and six-months ended June 30, 2016 compared to 2015.

	Three months ended	Six months ended
(Earnings per diluted share)	June 30, 2016	June 30, 2016
Same period last year	$2.02	$3.87
Increase/(decrease) in earnings per share - diluted, due to:
Operational benefits	0.04	0.08
Acquisitions and divestitures	0.03	0.10
Foreign exchange impacts	(0.04)	(0.09)
Net interest expense	—	(0.02)
Income tax rate	(0.04)	0.03
Shares of common stock outstanding	0.07	0.16
Current period	$2.08	$4.13

Net income attributable to 3M increased 6 cents and 26 cents per diluted share in the second quarter and first six months of 2016, respectively, when compared to the same periods last year. Operational benefits increased earnings, helped by lower defined benefit pension and postretirement expenses. Operational benefits also included the combination of higher selling prices and lower raw material costs, in addition to productivity benefits related to the fourth quarter 2015 restructuring. These operational benefits were partially offset by the impact of organic sales volume declines and lower asset utilization.

Acquisition and divestiture impacts, which are measured for the first twelve months post-transaction, related to the 2015 acquisitions of Membrana and Capital Safety, plus the first quarter 2016 divestiture of Polyfoam, the fourth quarter 2015/first quarter 2016 divestiture of the library systems business, and the fourth quarter 2015 divestiture of the license plate converting business in France. On a combined basis, these acquisition/divestiture year-on-year impacts increased earnings by 3 cents and 10 cents per diluted share in the second quarter and first six months of 2016, respectively, driven by solid performances from 2015 acquisitions and divestiture gains.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $40 million and $90 million year-on-year in the second quarter and first six months of 2016, respectively, excluding the impact of foreign currency changes on tax rates. This is equivalent to a year-on-year decrease of 4 cents and 9 cents per diluted share for the second quarter and first six months of 2016, respectively.

Over the past few years, 3M has taken actions to better optimize its capital structure and reduce its cost of capital by adding debt. These actions have led to an increase in interest expense year-on-year in the first six months of 2016, largely due to higher average debt balances.

The income tax rate was 29.6 percent in the second quarter, up 1.5 percentage points versus last year’s second quarter, while the first six months 2016 tax rate of 28.2 percent declined 0.6 percentage points from the same period last year. The second quarter and first six months 2016 change in tax rate was driven by a number of factors as referenced in Note 6, including the first quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-09 (discussed in Note 1).

Weighted-average diluted shares outstanding in the second quarter and first six months of 2016 declined 3.4 percent and 3.9 percent year-on-year, respectively, which benefited earnings per share. The benefits from share repurchases, net of issuances, were partially offset by the adoption of ASU No. 2016-09, which increased the number of diluted shares.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months and six months ended June 30, 2016 and 2015. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and operating income results of the

Company and its respective business segments (including Corporate and Unallocated). Refer to Note 14 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2016		2015		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,631	$615	$2,632	$608	(0.1)%	1.2%
Safety and Graphics	1,499	411	1,432	364	4.7%	12.8%
Health Care	1,404	460	1,364	440	3.0%	4.3%
Electronics and Energy	1,181	229	1,312	278	(10.0)%	(18.1)%
Consumer	1,130	281	1,111	259	1.7%	8.8%
Corporate and Unallocated	4	(88)	(4)	(74)	—	—
Elimination of Dual Credit	(187)	(42)	(161)	(35)	—	—
Total Company	$7,662	$1,866	$7,686	$1,840	(0.3)%	1.4%

	Three months ended June 30, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	(1.4)%	2.8%	(0.2)%	(1.3)%	(0.1)%
Safety and Graphics	2.3%	6.9%	(2.3)%	(2.2)%	4.7%
Health Care	4.9%	—%	—%	(1.9)%	3.0%
Electronics and Energy	(9.1)%	—%	—%	(0.9)%	(10.0)%
Consumer	2.7%	—%	—%	(1.0)%	1.7%
Total Company	(0.2)%	1.9%	(0.5)%	(1.5)%	(0.3)%

Sales in U.S. dollars in the second quarter of 2016 decreased 0.3 percent, substantially impacted by foreign currency translation, which reduced sales by 1.5 percent. Total company organic local-currency sales (which includes organic volume impacts plus selling price impacts) decreased 0.2 percent, with growth in Health Care, Consumer, and Safety and Graphics more than offset by declines in Industrial, and Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 23 percent. Worldwide operating income margins for the second quarter of 2016 were 24.4 percent, compared to 23.9 percent for the second quarter of 2015.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. Acquisitions increased second quarter sales growth by 1.9 percent, which related to acquisitions closed in 2015. In August 2015, 3M (Safety and Graphics Business) acquired Capital Safety, a leading global provider of fall protection equipment. In August 2015, 3M (Industrial Business) also acquired Membrana, a leading provider of microporous membranes and modules for filtration in life sciences, industrial and specialty segments. For additional detail, refer to Note 2 in the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

Divestitures reduced second quarter sales growth by 0.5 percent. As part of its portfolio management process, in the fourth quarter of 2015, 3M (Safety and Graphics Business) divested the license plate converting business in France and substantially all of the library systems business. In the first quarter of 2016, 3M completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M (Industrial Business Group) divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sale of Polyfoam and the remaining portion of the library systems business. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

	Six months ended June 30,
	2016		2015		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$5,207	$1,232	$5,288	$1,204	(1.5)%	2.4%
Safety and Graphics	2,911	756	2,804	699	3.8%	8.2%
Health Care	2,787	915	2,693	848	3.5%	7.8%
Electronics and Energy	2,325	437	2,636	563	(11.8)%	(22.5)%
Consumer	2,179	519	2,159	499	0.9%	4.0%
Corporate and Unallocated	5	(129)	(2)	(174)	—	—
Elimination of Dual Credit	(343)	(76)	(314)	(69)	—	—
Total Company	$15,071	$3,654	$15,264	$3,570	(1.3)%	2.3%

	Six months ended June 30, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	(1.6)%	2.4%	(0.2)%	(2.1)%	(1.5)%
Safety and Graphics	2.4%	6.9%	(2.4)%	(3.1)%	3.8%
Health Care	5.6%	0.4%	—%	(2.5)%	3.5%
Electronics and Energy	(10.4)%	—%	—%	(1.4)%	(11.8)%
Consumer	2.7%	—%	—%	(1.8)%	0.9%
Total Company	(0.6)%	2.0%	(0.5)%	(2.2)%	(1.3)%

Sales in U.S. dollars in the first six months of 2016 decreased 1.3 percent, substantially impacted by foreign currency translation, which reduced sales by 2.2 percent. Total company organic local-currency sales (which includes organic volume impacts plus selling price impacts) decreased 0.6 percent, with growth in Health Care, Consumer, and Safety and Graphics more than offset by declines in Industrial, and Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 23 percent. Worldwide operating income margins for the first six months of 2016 were 24.2 percent, compared to 23.4 percent for the first six months of 2015.

In March 2015, 3M (Health Care Business) acquired Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. Additional acquisition and divestiture impacts that impacted six months ended June 30, 2016 results are provided in the second quarter discussion above.

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2016 with the same periods last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended June 30, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,112	$2,144	$1,665	$739	$2	$7,662
% of worldwide sales	40.6%	28.0%	21.7%	9.7%	—	100.0%
Components of net sales change:
Volume — organic	0.1%	(5.3)%	1.5%	(2.4)%	—	(1.3)%
Price	0.3	(0.1)	1.5	7.2	—	1.1
Organic local-currency sales	0.4	(5.4)	3.0	4.8	—	(0.2)
Acquisitions	2.1	1.0	2.7	2.3	—	1.9
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.5)
Translation	—	(0.2)	(1.7)	(10.5)	—	(1.5)
Total sales change	1.9%	(4.8)%	3.3%	(3.7)%	—	(0.3)%

Sales in U.S. dollars increased 3.3 percent in EMEA and 1.9 percent in the United States, while sales declined 3.7 percent in Latin America/Canada and 4.8 percent in Asia Pacific. Currency impacts reduced second quarter 2016 worldwide sales growth by 1.5 percent.

Worldwide selling prices rose 1.1 percent in the second quarter of 2016. 3M has been raising selling prices in a number of developing countries to help offset the impact of currency devaluations. 3M also continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model.

Foreign currency translation reduced year-on-year sales in all major geographies, driven by a 10.5 percent translation impact in Latin America/Canada, as the Brazilian Real weakened versus the U.S. dollar compared to second quarter 2015 by 11 percent. The Euro and Yen strengthened versus the U.S. dollar compared to second quarter 2015 by 2 percent and 14 percent, respectively.

In Latin America/Canada, organic local-currency sales grew 4.8 percent, led by Health Care at 8 percent, Industrial at 6 percent, and Safety and Graphics at 5 percent. Organic local-currency sales were flat in Consumer, and Electronics and Energy. Organic local-currency sales grew 5 percent in Mexico and declined 2 percent in Brazil.

In EMEA, organic local-currency sales increased 3.0 percent, as West Europe was up 3 percent and Central/East Europe and Middle East/Africa grew 2 percent. Organic local-currency sales growth in EMEA was led by both Health Care and Industrial at 4 percent, while both Electronics and Energy, and Safety and Graphics grew 2 percent. Organic local-currency sales declined 2 percent in Consumer.

In the United States, organic local-currency sales growth was 0.4 percent, with growth of 5 percent in Safety and Graphics, 4 percent in Health Care, and 3 percent in Consumer. Organic local-currency growth was flat in Electronics and Energy, and declined 5 percent in Industrial. Similar to the first quarter, U.S manufacturing activity remained soft in the second quarter, which impacted portions of 3M’s Industrial business.

In Asia Pacific, organic local-currency sales declined 5.4 percent. Organic local-currency sales growth was led by Health Care at 7 percent, and Consumer at 6 percent, while Safety and Graphics declined 3 percent, and Industrial declined 4 percent. Electronics and Energy declined 15 percent, as 3M continues to experience soft end-market demand and channel inventory adjustments in consumer electronics. Organic local-currency sales declined 1 percent in Japan and 7 percent in China/Hong Kong. Excluding electronics, organic local-currency sales in Japan increased 2 percent and China/Hong Kong declined 2 percent.

	Six months ended June 30, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$6,038	$4,357	$3,244	$1,432	$—	$15,071
% of worldwide sales	40.1%	28.9%	21.5%	9.5%	—	100.0%
Components of net sales change:
Volume — organic	0.2%	(5.3)%	1.1%	(2.5)%	—	(1.6)%
Price	0.1	(0.2)	1.3	7.0	—	1.0
Organic local-currency sales	0.3	(5.5)	2.4	4.5	—	(0.6)
Acquisitions	2.4	1.0	2.7	2.3	—	2.0
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.5)
Translation	—	(1.4)	(2.3)	(13.1)	—	(2.2)
Total sales change	2.1%	(6.1)%	2.1%	(6.6)%	—	(1.3)%

Sales in U.S. dollars increased 2.1 percent in both the United States and EMEA, while sales declined 6.1 percent in Asia Pacific, and 6.6 percent in Latin America/Canada. Currency impacts reduced first six months 2016 worldwide sales growth by 2.2 percent. Worldwide selling prices rose 1.0 percent in the first six months of 2016.

In Latin America/Canada, organic local-currency sales grew 4.5 percent, led by Health Care at 8 percent, and Industrial at 7 percent, and Safety and Graphics at 3 percent. Organic local-currency sales were flat in both Electronics and Energy, and Consumer. Organic local-currency sales grew 8 percent in Mexico and was flat in Brazil.

In EMEA, organic local-currency sales increased 2.4 percent. Central/East Europe and Middle East/Africa grew 4 percent, and West Europe was up 2 percent. Organic local-currency sales growth in EMEA was led by Health Care at 5 percent, and Industrial at 3 percent, while Safety and Graphics grew 2 percent, and Electronics and Energy grew 1 percent. Organic local-currency sales declined 3 percent in Consumer.

In the United States, organic local-currency sales grew 0.3 percent, with growth of 4 percent in both Health Care, and Safety and Graphics, and growth in Consumer of 3 percent, largely offset by declines in Electronics and Energy of 1 percent and Industrial of 5 percent. U.S manufacturing activity was soft in the first half of 2016, which impacted portions of 3M’s Industrial business.

In Asia Pacific, organic local-currency sales declined 5.5 percent. Organic local-currency sales growth was led by Health Care at 9 percent, and Consumer at 6 percent, while Safety and Graphics was flat, and Industrial declined 4 percent. Electronics and Energy declined 16 percent, as 3M continues to experience soft end-market demand and channel inventory adjustments in consumer electronics. Organic local-currency sales declined 5 percent in Japan and 6 percent in China/Hong Kong. Excluding electronics, organic local-currency sales in Japan increased 1 percent and China/Hong Kong decreased 1 percent.

Managing currency risks:

As discussed above, the stronger U.S. dollar negatively impacted sales and earnings in the second quarter and first six months of 2016 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. In the second quarter of 2014, 3M began extending its hedging tenor for certain major currencies, most notably the Euro and Yen, from a previous term of 12 months to a term of 24 months, and in the first quarter of 2015 extended this to 36 months. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $2.545 billion of operating cash flows in the first six months of 2016, an increase of $127 million when compared to the first six months of 2015. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2016, the Company purchased $2.055 billion of its own stock, compared to $2.581 billion of stock purchases in the first six months of 2015. As of June 30, 2016, approximately $8.7 billion remained available under the February 2016 authorization. The Company expects to purchase $4 billion to $6 billion of its own stock in 2016. In February 2016, 3M’s Board of Directors declared a first quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This marked the 58th consecutive year of dividend increases for 3M. In May 2016, 3M’s Board of Directors declared a second quarter 2016 dividend of $1.11 per share.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 50 percent at June 30, 2016, and 48 percent at December 31, 2015. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

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

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2016	2015	Change	2016	2015	Change
Cost of sales	49.5%	50.2%	(0.7)%	49.6%	50.3%	(0.7)%
Selling, general and administrative expenses	20.4	20.2	0.2	20.3	20.4	(0.1)
Research, development and related expenses	5.7	5.7	—	5.9	5.9	—
Operating income	24.4%	23.9%	0.5%	24.2%	23.4%	0.8%

3M expects global defined benefit pension and postretirement expense in 2016 (before settlements, curtailments, special termination benefits and other) to decrease by approximately $320 million pre-tax when compared to 2015,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to 3M’s Current Report on Form 8-K dated May 17, 2016 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors, which will result in decreased expenses in 2016. The year-on-year decrease in defined benefit pension and postretirement expense for the second quarter and first six months of 2016 was $90 million and $165 million, respectively. The first six months of 2015 includes the impact of a first quarter 2015 Japan pension curtailment gain of $17 million.

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

Cost of sales as a percent of net sales improved by 0.7 percentage points in both the second quarter and first six months of 2016 when compared to the same periods last year. Cost of sales, measured as a percent of sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales year-on-year by 1.1 percent and 1.0 percent in the second quarter and first six months, respectively, while raw material cost deflation in both the second quarter and first six months was favorable by approximately 3.5 percent year-on-year. In addition, cost of sales decreased due to lower defined benefit pension and postretirement expense (of which a portion impacts cost of sales).

Selling, General and Administrative Expenses:

SG&A increased 0.6 percent in the second quarter of 2016 and declined 2.0 percent in the first six months of 2016, when compared to the same periods last year, with year-to-date results benefiting from first quarter 2016 divestiture gains (as discussed in Note 2), foreign currency translation, and productivity benefits related to the fourth quarter 2015 restructuring. In addition, lower defined benefit pension and postretirement expense benefited SG&A. SG&A, measured as a percent of sales, was 20.3 percent of sales in the first six months of 2016 compared to 20.4 percent in the first six months of 2015.

Research, Development and Related Expenses:

R&D, measured as a percent of sales, was 5.7 percent of sales for both the three months ended June 30, 2016 and 2015, and was 5.9 percent of sales for both the six months ended June 30, 2016 and 2015. R&D in dollars were flat in the second quarter of 2016 and decreased $14 million in the first six months of 2016 compared to the same periods last year, benefitting from foreign currency translation and lower defined benefit pension and postretirement expense. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months and six months ended June 30, 2016 versus the same periods last year.

	Three months ended	Six months ended
(Percent of net sales)	June 30, 2016	June 30, 2016
Same period last year	23.9%	23.4%
Increase/(decrease) in operating income margin, due to:
Selling price and raw material impact	1.3	1.2
Pension and postretirement benefit costs	1.1	1.0
Productivity from restructuring	0.4	0.4
Strategic investments	(0.3)	(0.2)
Foreign exchange impacts	(0.3)	(0.2)
Acquisitions	—	(0.1)
Organic volume and utilization	(1.1)	(0.9)
Legal and other	(0.6)	(0.4)
Current period	24.4%	24.2%

Operating income margins were 24.4 percent in the second quarter of 2016, compared to 23.9 percent in the second quarter of 2015, an improvement of 0.5 percentage points. The first six months of 2016 improved by 0.8 percentage points. 3M continues to benefit from the combination of higher selling prices and lower raw material costs, plus lower year-on-year defined benefit pension and postretirement expense, in addition to productivity benefits related to the fourth quarter 2015 restructuring. Items that reduced operating income margins included strategic investments, as 3M took actions to better optimize its manufacturing footprint and accelerated growth investments across its businesses, in addition to foreign currency impacts (net of hedge gains). Acquisitions had a minimal impact on operating income margins due to solid performances from both Capital Safety and Membrana. Organic volume declines and related utilization impacts included the impact of lower asset utilization, particularly in electronics, and to a lesser extent, in the industrial businesses. The legal and other penalty in the preceding table, largely related to a second quarter 2016 unfavorable arbitration ruling on an insurance claim (discussed in Note 12). In the first six months of 2016, legal and other impacts were partially offset by first quarter 2016 divestiture gains.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Interest expense	$38	$35	$85	$66
Interest income	(7)	(7)	(12)	(11)
Total	$31	$28	$73	$55

Interest expense was higher in the second quarter and first six months of 2016 compared to the same periods last year, largely due to higher average debt balances, which was partially offset by favorable foreign exchange impacts on inter-company financing activities.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2016	2015	2016	2015
Effective tax rate	29.6%	28.1%	28.2%	28.8%

The effective tax rate for the second quarter of 2016 was 29.6 percent, compared to 28.1 percent in the second quarter of 2015, an increase of 1.5 percentage points. The effective tax rate for the first six months of 2016 was 28.2 percent, compared to 28.8 percent in the first six months of 2015, a decrease of 0.6 percentage points. The change in tax rates was driven by a number of factors as referenced in Note 6, including the 2016 adoption of ASU No. 2016-09 (discussed in Note 1). The company updated its tax rate guidance for total year 2016 to 29.0 to 29.5 percent (from 29.5 to 30.5 percent), as a result of additional net benefits from the 2016 adoption of ASU No. 2016-09. Refer to Note 6 for additional discussion.

The effective tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income attributable to noncontrolling interest	$2	$3	$5	$5

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $40 million for the three months ended June 30, 2016, and decreased pre-tax income by approximately $90 million for the six months ended June 30, 2016. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $10 million for the three months ended June 30, 2016, which resulted in a minimal impact for the six months ended June 30, 2016.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $59 million tax benefit in the quarter ended June 30, 2016, and $140 million benefit for the six months ended June 30, 2016. 3M typically experiences the largest volume of stock option exercises and restricted stock unit vestings in the first quarter of its fiscal year. Refer to Note 1 for additional detail.

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

Corporate and Unallocated operating income in the second quarter and first six months of 2016 when compared to the same periods last year decreased by $14 million and improved by $45 million, respectively. 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated decreased by $63 million and $126 million, respectively, in the second quarter and first six months of 2016 when compared to the same periods last year. In the second quarter and first six months of 2016, the pension and postretirement benefit was partially offset by an unfavorable second quarter 2016 arbitration ruling (discussed in Note 12).

Operating Business Segments:

Information related to 3M’s business segments for the second quarter and first six months of both 2016 and 2015 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales (millions)	$2,631	$2,632	$5,207	$5,288
Sales change analysis:
Organic local currency	(1.4)%	1.4%	(1.6)%	2.0%
Acquisitions	2.8	—	2.4	—
Divestitures	(0.2)	—	(0.2)	—
Translation	(1.3)	(7.9)	(2.1)	(7.4)
Total sales change	(0.1)%	(6.5)%	(1.5)%	(5.4)%

Operating income (millions)	$615	$608	$1,232	$1,204
Percent change	1.2%	(1.2)%	2.4%	(2.3)%
Percent of sales	23.4%	23.1%	23.7%	22.8%

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

Second Quarter 2016 results:

Sales in Industrial totaled $2.6 billion, down 0.1 percent in U.S. dollars. Organic local-currency sales decreased 1.4 percent, acquisitions added 2.8 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 1.3 percent. The organic local-currency sales decline reflected the continued economic challenges in the global industrial sector. Manufacturing activity in the U.S. remained soft in the second quarter, which impacted portions of 3M’s Industrial business.

On an organic local-currency sales basis:

•	Sales grew in automotive OEM, automotive aftermarket, and abrasives, which was offset by declines across the rest of the portfolio.
•	Sales declined in 3M purification, industrial adhesives and tapes, and aerospace commercial transportation.
•	Sales also declined in advanced materials, primarily due to ongoing weakness in the oil and gas end markets.
•	Geographically, sales increased 6 percent in Latin America/Canada and 4 percent in EMEA, while Asia Pacific declined 4 percent and the United States declined 5 percent.

Acquisitions and divestitures:

•

Acquisition sales growth related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016 as discussed in Note 2.

Operating income:

•	Operating income margins increased by 0.3 percentage points to 23.4 percent, helped by fourth quarter 2015 restructuring actions, and lower raw material costs.

First Six Months 2016 results:

Sales in Industrial totaled $5.2 billion, down 1.5 percent in U.S. dollars. Organic local-currency sales decreased 1.6 percent, acquisitions added 2.4 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 2.1 percent. The organic local-currency decline reflected the continued economic challenges in the global industrial sector.

On an organic local-currency sales basis:

•	Sales grew in automotive OEM, and automotive aftermarket.
•	Sales declined in abrasives, 3M purification, industrial adhesives and tapes, and aerospace commercial transportation.
•	Sales also declined in advanced materials, primarily due to ongoing weakness in the oil and gas end markets.
•	Geographically, sales increased 7 percent in Latin America/Canada and 3 percent in EMEA, while Asia Pacific declined 4 percent and the United States declined 5 percent.

Acquisitions and divestitures:

•

Acquisition sales growth related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016 as discussed in Note 2.

Operating income:

•	Operating income margins increased by 0.9 percentage points to 23.7 percent, helped by fourth quarter 2015 restructuring actions, and lower raw material costs.
•	In addition, the gain on sale of the Polyfoam business was partially offset by acquisition impacts, which resulted in a net operating income margin benefit of 0.5 percentage points.

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales (millions)	$1,499	$1,432	$2,911	$2,804
Sales change analysis:
Organic local currency	2.3%	4.9%	2.4%	4.4%
Acquisitions	6.9	—	6.9	—
Divestitures	(2.3)	—	(2.4)	—
Translation	(2.2)	(9.0)	(3.1)	(8.3)
Total sales change	4.7%	(4.1)%	3.8%	(3.9)%

Operating income (millions)	$411	$364	$756	$699
Percent change	12.8%	3.1%	8.2%	4.1%
Percent of sales	27.4%	25.4%	26.0%	24.9%

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

Second Quarter 2016 results:

Sales in Safety and Graphics totaled $1.5 billion, an increase of 4.7 percent in U.S. dollars. Organic local-currency sales increased 2.3 percent, and foreign currency translation reduced sales by 2.2 percent. Acquisitions added 6.9 percent, while divestitures reduced sales by 2.3 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, as demand increased in the replacement shingle market, and by commercial solutions.
•	Sales grew slightly in personal safety, while sales declined slightly in traffic safety and security.
•	Sales increased 5 percent in both Latin America/Canada and the United States, and 2 percent in EMEA. Sales declined 3 percent in Asia Pacific.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business as discussed in Note 2.

Operating income:

•	Operating income totaled $411 million, up 12.8 percent.
•

Operating income margins were 27.4 percent of sales, compared to 25.4 percent in the same quarter last year, benefiting from higher selling prices and lower raw material costs, plus fourth quarter 2015 restructuring actions.

First Six Months 2016 results:

Sales in Safety and Graphics totaled $2.9 billion, an increase of 3.8 percent in U.S. dollars. Organic local-currency sales increased 2.4 percent, and foreign currency translation reduced sales by 3.1 percent. Acquisitions added 6.9 percent, while divestitures reduced sales by 2.4 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, commercial solutions, and personal safety, while sales declined in traffic safety and security.
•	Sales increased 4 percent in the United States, 3 percent in Latin America/Canada, and 2 percent in EMEA, while sales in Asia Pacific were flat.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business as discussed in Note 2.

Operating income:

•	Operating income totaled $756 million, up 8.2 percent.
•

Operating income margins were 26.0 percent of sales, compared to 24.9 percent in the same period last year, benefiting from higher selling prices and lower raw material costs, plus fourth quarter 2015 restructuring actions.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales (millions)	$1,404	$1,364	$2,787	$2,693
Sales change analysis:
Organic local currency	4.9%	3.4%	5.6%	3.2%
Acquisitions	—	0.7	0.4	0.7
Translation	(1.9)	(7.8)	(2.5)	(7.4)
Total sales change	3.0%	(3.7)%	3.5%	(3.5)%

Operating income (millions)	$460	$440	$915	$848
Percent change	4.3%	1.3%	7.8%	(1.5)%
Percent of sales	32.7%	32.3%	32.8%	31.5%

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

Second Quarter 2016 results:

Health Care sales totaled $1.4 billion, an increase of 3.0 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, and foreign currency translation reduced sales by 1.9 percent.

On an organic local-currency sales basis:

•

Sales growth was broad-based across the Health Care portfolio, led by food safety, health information systems, and medical consumables (which includes critical and chronic care solutions, and infection prevention).

•	On a geographic basis, sales increased 8 percent in Latin America/Canada, 7 percent in Asia Pacific, and 4 percent in both EMEA and the United States.
•	In developing markets, Health Care organic local-currency sales grew 8 percent, with particular strength in China/Hong Kong, Taiwan, and Mexico.

Operating income:

•	Operating income increased 4.3 percent to $460 million.
•

Operating income margins were 32.7 percent, compared to 32.3 percent in the same period last year, driven by the combination of higher selling prices and lower raw material costs, plus organic volume increases.

First Six Months 2016 results:

Health Care sales totaled $2.8 billion, an increase of 3.5 percent in U.S. dollars. Organic local-currency sales increased 5.6 percent, acquisitions added 0.4 percent, and foreign currency translation reduced sales by 2.5 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based across the Health Care portfolio, led by food safety, and health information systems.
•	On a geographic basis, sales increased 9 percent in Asia Pacific, 8 percent in Latin America/Canada, 5 percent in EMEA, and 4 percent in the United States.
•	In developing markets, Health Care organic local-currency sales grew 10 percent.
•	3M continues to increase investments across the businesses to drive efficient growth into the future.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp. Ivera is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income increased 7.8 percent to $915 million.
•

Operating income margins were 32.8 percent, compared to 31.5 percent in the same period last year, driven by the combination of higher selling prices and lower raw material costs, plus organic volume increases.

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

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales (millions)	$1,181	$1,312	$2,325	$2,636
Sales change analysis:
Organic local currency	(9.1)%	(2.9)%	(10.4)%	1.4%
Divestitures	—	(0.7)	—	(0.8)
Translation	(0.9)	(4.2)	(1.4)	(4.1)
Total sales change	(10.0)%	(7.8)%	(11.8)%	(3.5)%

Operating income (millions)	$229	$278	$437	$563
Percent change	(18.1)%	(5.3)%	(22.5)%	7.7%
Percent of sales	19.3%	21.3%	18.8%	21.4%

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

Second Quarter 2016 results:

Electronics and Energy sales totaled $1.2 billion, down 10.0 percent in U.S. dollars. Organic local-currency sales declined 9.1 percent, and foreign currency translation reduced sales by 0.9 percent.

On an organic local-currency sales basis:

•

Sales decreased 14 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. 3M continues to be impacted by weak end market demand across most consumer electronic applications. In addition, channel inventory remains high, and 3M expects these challenges to persist into the second half of 2016.

•	Sales decreased 2 percent in 3M’s energy-related businesses, as declines in electrical markets and renewable energy were partially offset by growth in telecommunications.
•

On a geographic basis, sales were up 2 percent in EMEA, and were flat in both Latin America/Canada, and the United States. Sales declined 15 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 18.1 percent to $229 million.
•

Operating income margins were 19.3 percent compared to 21.3 percent in the same period last year, as lower organic volume and foreign currency effects were only partially offset by lower raw material costs.

•

In addition, as announced in late April 2016, 3M took actions within Electronics and Energy in the second quarter to better position the business going forward, with the majority of these actions impacting the electronics side of the business. These actions reduced second quarter 2016 operating income margins by approximately 0.8 percentage points.

First Six Months 2016 results:

Electronics and Energy sales totaled $2.3 billion, down 11.8 percent in U.S. dollars. Organic local-currency sales declined 10.4 percent, and foreign currency translation reduced sales by 1.4 percent.

On an organic local-currency sales basis:

•

Sales decreased 16 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. 3M continues to be impacted by weak end market demand across most consumer electronic applications. In addition, channel inventory remains high, and 3M expects these challenges to persist into the second half of 2016.

•	Sales decreased approximately 1 percent in 3M’s energy-related businesses, with declines in electrical markets, telecommunications, and renewable energy.
•

On a geographic basis, sales increased 1 percent in EMEA, were flat in Latin America/Canada, and declined 1 percent in the United States. Sales declined 16 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 22.5 percent to $437 million.
•

Operating income margins were 18.8 percent compared to 21.4 percent in the same period last year, as lower organic volume and foreign currency effects were only partially offset by lower raw material costs.

•	In addition, as discussed in second quarter results, actions taken to better position the business going forward reduced operating income margins.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales (millions)	$1,130	$1,111	$2,179	$2,159
Sales change analysis:
Organic local currency	2.7%	3.4%	2.7%	2.8%
Translation	(1.0)	(5.9)	(1.8)	(5.5)
Total sales change	1.7%	(2.5)%	0.9%	(2.7)%

Operating income (millions)	$281	$259	$519	$499
Percent change	8.8%	7.4%	4.0%	6.3%
Percent of sales	24.9%	23.3%	23.8%	23.1%

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

Second Quarter 2016 results:

Consumer sales totaled $1.1 billion, up 1.7 percent in U.S. dollars. Organic local-currency sales increased 2.7 percent, and foreign currency translation reduced sales by 1.0 percent.

On an organic local-currency sales basis:

•	Sales growth was led by construction and home improvement, in addition to consumer health care.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, 3 percent in the United States, were flat in Latin America/Canada, and declined 2 percent in EMEA.

Operating income:

•	Operating income was $281 million, up 8.8 percent from the same period last year.
•

Operating income margins were 24.9 percent, up from 23.3 percent in the same period last year, benefiting from the combination of higher selling prices and lower raw material costs. In addition, organic sales growth, prioritization of investments, and productivity efforts contributed to strong operating income margin performance.

First Six Months 2016 results:

Consumer sales totaled $2.2 billion, up 0.9 percent in U.S. dollars. Organic local-currency sales increased 2.7 percent, and foreign currency translation reduced sales by 1.8 percent.

On an organic local-currency sales basis:

•	Sales growth was led by construction and home improvement, in addition to consumer health care.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, and 3 percent in the United States, were flat in Latin America/Canada, and declined 3 percent in EMEA.

Operating income:

•	Operating income was $519 million, up 4.0 percent from the same period last year.
•	Operating income margins were 23.8 percent, up from 23.1 percent in the same period last year, benefiting from the combination of higher selling prices and lower raw material costs.

FINANCIAL CONDITION AND LIQUIDITY

3M continues its transition to a better-optimized capital structure and is adding leverage at a measured pace. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enable the Company to implement this strategy. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 8 in 3M’s Current Report on Form 8-K dated May 17, 2016, for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $3 billion outstanding with a maximum maturity of 397 days from date of issuance. Effective July 15, 2016, this program was increased to a maximum of $5 billion outstanding.

Total debt:

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

The Company has a “well-known seasoned issuer” (WKSI) shelf registration statement, effective May 16, 2014, which registers an indeterminate amount of debt and equity securities for future sales. In May 2016, in connection with the WKSI shelf, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series.

The Company’s total debt was $952 million higher at June 30, 2016 when compared to December 31, 2015, with the increase primarily due to May 2016 debt issuances. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. Both of these issuances were under the medium-term notes program (Series F). As of June 30, 2016, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above, is approximately $9.3 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt).

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at June 30, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2016, this ratio was approximately 51 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $291 million in stand-alone letters of credit and $22 million in bank guarantees were also issued and outstanding at June 30, 2016. These lines of credit are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At June 30, 2016, 3M had $1.9 billion of cash, cash equivalents and marketable securities, of which approximately $1.7 billion was held by the Company’s foreign subsidiaries and approximately $160 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. Specifics concerning marketable securities investments are provided in Note 7. At December 31, 2015, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $1.7 billion and $200 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. The following table provides net debt as of June 30, 2016, and December 31, 2015.

	June 30,	December 31,
(Millions)	2016	2015

Total Debt	$11,749	$10,797
Less: Cash and cash equivalents and marketable securities	1,879	1,925
Net Debt (non-GAAP measure)	$9,870	$8,872

In the first six months of 2016, net debt increased by $1.0 billion to a net debt balance of $9.9 billion, driven by the May 2016 debt issuances.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of future investment opportunities. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $4.182 billion at June 30, 2016, compared with $3.868 billion at December 31, 2015, an increase of $314 million. Current asset balance changes increased working capital by $450 million, driven by higher accounts receivable balances, which are discussed further below. Current liability balance changes decreased working capital by $136 million, driven by higher short-term debt balances.

The Company uses working capital measures that place emphasis and focus on certain working capital assets. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. These measures include accounts receivable turns (defined as quarterly net sales multiplied by 4 divided by ending accounts receivable – net) and inventory turns (defined as quarterly manufacturing cost multiplied by 4 divided by ending inventory). For inventory turns calculation purposes, manufacturing cost is defined as cost of sales less freight and engineering costs. Freight and engineering cost totaled $159 million for both the second quarter of 2016 and fourth quarter of 2015, and totaled $165 million for the second quarter of 2015.

Accounts receivable increased $513 million, or approximately 12%, compared with December 31, 2015, as higher June 2016 sales compared to December 2015 sales contributed to this increase. Accounts receivable increased $89 million compared to the same quarter last year. Accounts receivable turns were 6.57 at June 30, 2016, compared to 7.03 at December 31, 2015 and 6.72 at June 30, 2015. Inventories increased $95 million, or approximately 3.0 percent, compared with December 31, 2015, and decreased $234 million when compared to June 30, 2015. Inventory turns were 4.03 at June 30, 2016, down from 4.13 at December 31, 2015, but an improvement from 3.84 at June 30, 2015.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2016	2015

Net income including noncontrolling interest	$2,571	$2,504
Depreciation and amortization	722	683
Company pension contributions	(95)	(183)
Company postretirement contributions	(2)	(2)
Company pension expense	94	213
Company postretirement expense	24	70
Stock-based compensation expense	193	187
Income taxes (deferred and accrued income taxes)	(236)	(126)
Excess tax benefits from stock-based compensation	—	(129)
Accounts receivable	(419)	(446)
Inventories	(42)	(269)
Accounts payable	(57)	(34)
Other — net	(208)	(50)
Net cash provided by operating activities	$2,545	$2,418

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2016, cash flows provided by operating activities increased $127 million compared to the same period last year, with this increase primarily due to a year-on-year improvement in inventories and accounts receivable, plus lower cash taxes. The combination of accounts receivable, inventories and accounts payable increased working capital by $518 million in the first six months of 2016, compared to working capital increases of $749 million in the first six months of 2015. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section. Information concerning pension and postretirement contributions and expense is provided in Note 9, with additional discussion in the preceding Performance by Business Segment section. Other-net in the preceding table reflects a reduction in cash flows from operating activities, partially due to a $40 million divestiture gain in 2016 (discussed in Note 2), as cash divestiture activity is presented as proceeds from sale of businesses within investing activities, not operating activities.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2016	2015

Purchases of property, plant and equipment (PP&E)	$(637)	$(661)
Proceeds from sale of PP&E and other assets	18	14
Acquisitions, net of cash acquired	(4)	(153)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(61)	928
Proceeds from sale of businesses	56	19
Other investing activities	(2)	19
Net cash provided by (used in) investing activities	$(630)	$166

Capital spending was $637 million in the first six months of 2016, compared to $661 million in the first six months of 2015. The Company expects 2016 capital spending to be approximately $1.3 billion to $1.5 billion.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first six months of 2016 related to the divestiture of the assets of the pressurized polyurethane foam adhesives business (formerly known as Polyfoam) business within the Industrial business segment and the completion of the divestiture of the Library business within the Safety and Graphics business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Net proceeds from maturities and sale of marketable securities in the first six months of 2015 were used to help fund the August 2015 acquisitions of  Capital Safety and Membrana. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2016	2015

Change in short-term debt — net	$(337)	$(39)
Repayment of debt (maturities greater than 90 days)	—	(10)
Proceeds from debt (maturities greater than 90 days)	1,112	1,925
Total cash change in debt	$775	$1,876
Purchases of treasury stock	(2,055)	(2,581)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	612	450
Dividends paid to stockholders	(1,344)	(1,298)
Excess tax benefits from stock-based compensation	—	129
Other — net	(16)	(50)
Net cash used in financing activities	$(2,028)	$(1,474)

Total debt at June 30, 2016 was $11.7 billion, up from $10.8 billion at year-end 2015, with the increase primarily due to May 2016 debt issuances (approximately $1.1 billion at issue date exchange rates). This increase was partially offset by the net impact of repayments and borrowings by international subsidiaries, which is reflected in “Change in short-term debt—net” in the preceding table. Total debt was 50 percent of total capital (total capital is defined as debt plus equity) at June 30, 2016, compared to 48 percent of total capital at year-end 2015.

Proceeds from debt for the six-months ended June 30, 2016, primarily related to the May 2016 issuance of 500 million Euros aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022, and 500 million Euros aggregate principal amount of 15-year fixed rate medium-term notes due 2031 (refer to Note 8 for more detail).

Proceeds from debt for the six-months ended June 30, 2015, primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate totaled approximately $1.9 billion at issue date exchange rates.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2016, the Company purchased $2.055 billion of its own stock, compared to $2.581 billion in the first six months of 2015. The Company expects full-year 2016 gross share repurchases will be in the range of $4 billion to $6 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Cash dividends paid to shareholders totaled $1.344 billion in the first six months of 2016, compared to $1.298 billion in the first six months of 2015. 3M has paid dividends each year since 1916. In February 2016, 3M’s Board of Directors declared a first quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This is equivalent to an annual dividend of $4.44 per share and marked the 58th consecutive year of dividend increases for 3M. In May 2016, 3M’s Board of Directors declared a second quarter 2016 dividend of $1.11 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they function as useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of operating, investing and financing cash flows along with free cash flow details for the six months ended June 30, 2016 and 2015.

	Six months ended
	June 30,
(Millions)	2016	2015

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$2,545	$2,418
Net cash provided by (used in) investing activities	(630)	166
Net cash used in financing activities	(2,028)	(1,474)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$2,545	$2,418
Purchases of property, plant and equipment (PP&E)	(637)	(661)
Free cash flow	$1,908	$1,757
Net income attributable to 3M	$2,566	$2,499
Free cash flow conversion	74%	70%

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
•

worldwide economic, political, and capital markets conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or its suppliers and customers,

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2016. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. In March 2016, Moody’s downgraded 3M’s rating from Aa3 to A1, revised 3M’s outlook from negative to stable, and affirmed the Company’s short-term rating of P-1. This ratings action followed 3M’s announcement of its new five-year plan for the period 2016 through 2020 in which the Company communicated its intent to further increase financial leverage. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The Company’s ongoing transition to a better-optimized capital structure, financed with additional low-cost debt, could impact 3M’s credit rating in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2016	4,867,209	$141.70	4,867,019	$777
February 1-29, 2016	1,593,234	$153.47	1,590,500	$9,756
March 1-31, 2016	1,094,083	$162.58	1,091,293	$9,578
Total January 1-March 31, 2016	7,554,526	$147.21	7,548,812	$9,578
April 1-30, 2016	1,543,073	$167.78	1,538,003	$9,320
May 1-31, 2016	1,695,626	$167.90	1,695,200	$9,036
June 1-30, 2016	1,712,490	$169.72	1,712,490	$8,745
Total April 1-June 30, 2016	4,951,189	$168.49	4,945,693	$8,745
Total January 1-June 30, 2016	12,505,715	$155.63	12,494,505	$8,745

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

Exhibits. These exhibits are either incorporated by reference into this report or filed herewith with this report. Exhibit numbers 10.1 through 10.34 are management contracts or compensatory plans or arrangements.

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

(10)	Material contracts and management compensation plans and arrangements:

	(10.1)	3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
	(10.2)	Form of Stock Option Award Agreement under 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
	(10.3)	Form of Stock Appreciation Right Award Agreement under 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
	(10.4)	Form of Restricted Stock Unit Award Agreement under 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
	(10.5)	Form of Performance Share Award Agreement under 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
	(10.6)	3M 2008 Long-Term Incentive Plan (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
	(10.7)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.
(10.8)

Form of Stock Option Agreement for options granted to Executive Officers under the 3M 2008 Long-Term Incentive Plan, commencing February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.9)

Form of Restricted Stock Unit Agreement for restricted stock units granted to Executive Officers under the 3M Long-Term Incentive Plan, effective February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

	(10.10)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
	(10.11)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.12)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.13)	3M 2005 Management Stock Ownership Program (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
	(10.14)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.15)	3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
	(10.16)	Amendment of 3M VIP Excess Plan is incorporated by reference from our Form 8-K dated November 24, 2009.
	(10.17)	3M VIP (Voluntary Investment Plan) Plus is incorporated by reference from Registration Statement No. 333-73192 on Form S-8, filed on November 13, 2001.
	(10.18)	Amendment of 3M VIP Plus is incorporated by reference from our Form 8-K dated November 14, 2008.

(10.19)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.20)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.21)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.22)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.23)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.24)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.25)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.26)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.27)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.28)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.29)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.30)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.31)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.32)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 8-K dated December 23, 2008.
(10.33)	3M Nonqualified Pension Plan III is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.34)	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.35)	Amended and restated five-year credit agreement as of March 9, 2016, is incorporated by reference from our Form 8-K dated March 11, 2016.
(10.36)

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income for the three-month and six-month periods ended June 30, 2016 and 2015 (iii) the Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Cash Flows for the three-month and six-month periods ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 2, 2016

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)