Form 10-Q
period 2016-09-30
3M CO
filed 2016-11-01
CIK 66740

ou

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common Stock, $0.01 par value per share	601,466,401 shares

This document (excluding exhibits) contains 87 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 83.

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended September 30, 2016

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2016	2015	2016	2015
Net sales	$7,709	$7,712	$22,780	$22,976
Operating expenses
Cost of sales	3,847	3,877	11,324	11,556
Selling, general and administrative expenses	1,531	1,530	4,584	4,644
Research, development and related expenses	427	429	1,314	1,330
Total operating expenses	5,805	5,836	17,222	17,530
Operating income	1,904	1,876	5,558	5,446

Interest expense and income
Interest expense	50	38	135	104
Interest income	(8)	(7)	(20)	(18)
Total interest expense — net	42	31	115	86

Income before income taxes	1,862	1,845	5,443	5,360
Provision for income taxes	531	547	1,541	1,558
Net income including noncontrolling interest	$1,331	$1,298	$3,902	$3,802

Less: Net income attributable to noncontrolling interest	2	2	7	7

Net income attributable to 3M	$1,329	$1,296	$3,895	$3,795

Weighted average 3M common shares outstanding — basic	604.4	620.6	606.2	629.4
Earnings per share attributable to 3M common shareholders — basic	$2.20	$2.09	$6.43	$6.03

Weighted average 3M common shares outstanding — diluted	618.8	631.2	620.3	641.2
Earnings per share attributable to 3M common shareholders — diluted	$2.15	$2.05	$6.28	$5.92

Cash dividends paid per 3M common share	$1.11	$1.025	$3.33	$3.075

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Net income including noncontrolling interest	$1,331	$1,298	$3,902	$3,802
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	17	(472)	192	(642)
Defined benefit pension and postretirement plans adjustment	67	236	203	423
Debt and equity securities, unrealized gain (loss)	—	—	—	—
Cash flow hedging instruments, unrealized gain (loss)	(45)	1	(182)	39
Total other comprehensive income (loss), net of tax	39	(235)	213	(180)
Comprehensive income (loss) including noncontrolling interest	1,370	1,063	4,115	3,622
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(1)	(7)	(5)
Comprehensive income (loss) attributable to 3M	$1,367	$1,062	$4,108	$3,617

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2016	2015
Assets
Current assets
Cash and cash equivalents	$2,308	$1,798
Marketable securities — current	358	118
Accounts receivable — net	4,743	4,154
Inventories
Finished goods	1,672	1,655
Work in process	1,157	1,008
Raw materials and supplies	782	855
Total inventories	3,611	3,518
Other current assets	1,159	1,398
Total current assets	12,179	10,986
Marketable securities — non-current	14	9
Investments	127	117
Property, plant and equipment	24,142	23,098
Less: Accumulated depreciation	(15,471)	(14,583)
Property, plant and equipment — net	8,671	8,515
Goodwill	9,430	9,249
Intangible assets — net	2,422	2,601
Prepaid pension benefits	256	188
Other assets	952	1,053
Total assets	$34,051	$32,718
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,282	$2,044
Accounts payable	1,621	1,694
Accrued payroll	729	644
Accrued income taxes	364	332
Other current liabilities	2,404	2,404
Total current liabilities	6,400	7,118

Long-term debt	11,079	8,753
Pension and postretirement benefits	3,179	3,520
Other liabilities	1,345	1,580
Total liabilities	$22,003	$20,971
Commitments and contingencies (Note 12)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,012	4,791
Retained earnings	37,745	36,575
Treasury stock, at cost: 342,566,655 shares at September 30, 2016; 334,702,932 shares at December 31, 2015	(24,618)	(23,308)
Accumulated other comprehensive income (loss)	(6,146)	(6,359)
Total 3M Company shareholders’ equity	12,002	11,708
Noncontrolling interest	46	39
Total equity	$12,048	$11,747
Total liabilities and equity	$34,051	$32,718

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2016	2015
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,902	$3,802
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,090	1,038
Company pension and postretirement contributions	(323)	(216)
Company pension and postretirement expense	180	418
Stock-based compensation expense	244	233
Deferred income taxes	(100)	393
Excess tax benefits from stock-based compensation	—	(137)
Changes in assets and liabilities
Accounts receivable	(469)	(478)
Inventories	(15)	(139)
Accounts payable	(107)	(112)
Accrued income taxes (current and long-term)	155	(588)
Other — net	(104)	(132)
Net cash provided by operating activities	4,453	4,082

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(984)	(1,015)
Proceeds from sale of PP&E and other assets	18	17
Acquisitions, net of cash acquired	(17)	(2,910)
Purchases of marketable securities and investments	(1,036)	(486)
Proceeds from maturities and sale of marketable securities and investments	794	1,742
Proceeds from sale of businesses	56	19
Other investing	(4)	22
Net cash used in investing activities	(1,173)	(2,611)

Cash Flows from Financing Activities
Change in short-term debt — net	(498)	1,160
Repayment of debt (maturities greater than 90 days)	(992)	(793)
Proceeds from debt (maturities greater than 90 days)	2,832	3,420
Purchases of treasury stock	(2,829)	(4,104)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	741	518
Dividends paid to shareholders	(2,014)	(1,933)
Excess tax benefits from stock-based compensation	—	137
Other — net	(20)	(99)
Net cash used in financing activities	(2,780)	(1,694)

Effect of exchange rate changes on cash and cash equivalents	10	(69)

Net increase (decrease) in cash and cash equivalents	510	(292)
Cash and cash equivalents at beginning of year	1,798	1,897
Cash and cash equivalents at end of period	$2,308	$1,605

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of September 30, 2016, the Company had a balance of net monetary assets denominated in VEF of less than 1.5 billion VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 650 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of September 30, 2016, the Company continues to consolidate its Venezuelan subsidiary. As of September 30, 2016, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (insignificant for the three months ended September 30, 2016; 4.0 million average options for the nine months ended September 30, 2016; 5.5 million average options for the three months ended September 30, 2015; and 4.8 million average options for the nine months ended September 30, 2015). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to 3M	$1,329	$1,296	$3,895	$3,795

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	604.4	620.6	606.2	629.4

Dilution associated with the Company’s stock-based compensation plans	14.4	10.6	14.1	11.8

Denominator for weighted average 3M common shares outstanding – diluted	618.8	631.2	620.3	641.2

Earnings per share attributable to 3M common shareholders – basic	$2.20	$2.09	$6.43	$6.03
Earnings per share attributable to 3M common shareholders – diluted	$2.15	$2.05	$6.28	$5.92

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March, April, and May 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, respectively, which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. Finally, the amendments address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on 3M’s consolidated results of operations and financial condition. In addition to expanded disclosures regarding revenue, the ASU could, for example, impact the timing of revenue recognition in some arrangements for which software industry-specific guidance (which the ASU supersedes) is currently utilized.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For 3M, this standard is required effective January 1, 2017, with early adoption permitted. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $35 million and $175 million tax benefit in the three and nine months ended September 30, 2016, respectively. 3M typically experiences the largest volume of stock option exercises and RSU vestings in the first quarter of its fiscal year. The extent of excess tax benefits/deficiencies is subject to variation in 3M stock price and timing/extent of RSU vestings and employee stock option exercises. 3M’s adoption of this ASU also resulted in associated excess tax benefits being classified as operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2016. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not been adjusted. In addition, 3M did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For 3M, this ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. For 3M, this ASU is effective January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. The Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. For 3M, the standard is effective January 1, 2017 with retrospective application to January 1, 2016. 3M does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

During the nine months ended September 30, 2016, the purchase price paid for business combinations inclusive of those enumerated below and an immaterial acquisition was $17 million (net of cash acquired). Adjustments in the first nine months of 2016 to the preliminary purchase price allocations of other acquisitions within the allocation period primarily related to the identification of contingent liabilities and certain tax-related items aggregating to approximately $35 million along with other balances related to the 2015 acquisition of Capital Safety Group S.A.R.L. The change to provisional amounts resulted in an immaterial impact to the results of operations in the third quarter of 2016, a portion of which relates to earlier quarters in the measurement period.

In September 2016, 3M (Health Care Business) acquired all of the outstanding shares of Semfinder AG and Sembrowser AG (collectively, “Semfinder”), headquartered in Kreuzlingen, Switzerland. Semfinder is a leading developer of precision software that enables efficient coding of medical procedures in multiple languages.

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

In October 2016, 3M (Industrial Business) completed the sale of the assets of its temporary protective films business to Pregis LLC. This business, with annual sales of approximately $50 million, is a provider of adhesive-backed temporary protective films used in a broad range of industries. The Company expects a pre-tax gain of approximately $35 million as a result of this transaction.

The aggregate operating income of the businesses described above included in the Company’s operating results for the periods presented and the amounts of major assets and liabilities of any associated disposal groups classified as held-for-sale as of the respective balance sheet dates presented were not material.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $17 million during the first nine month of 2016, none of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement-period following prior acquisitions, which increased goodwill by $39 million during the nine months ended September 30, 2016. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2015 and September 30, 2016, follow:

Goodwill

	December 31, 2015	Acquisition	Translation	September 30, 2016
(Millions)	Balance	activity	and other	Balance
Industrial	$2,573	$1	$68	$2,642
Safety and Graphics	3,342	43	10	3,395
Health Care	1,624	12	20	1,656
Electronics and Energy	1,510	—	16	1,526
Consumer	200	—	11	211
Total Company	$9,249	$56	$125	$9,430

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2016, and December 31, 2015, follow:

	September 30,	December 31,
(Millions)	2016	2015
Customer related intangible assets	$1,977	$1,973
Patents	608	616
Other technology-based intangible assets	529	525
Definite-lived tradenames	425	421
Other amortizable intangible assets	214	216
Total gross carrying amount	$3,753	$3,751

Accumulated amortization — customer related	(773)	(668)
Accumulated amortization — patents	(496)	(481)
Accumulated amortization — other technology based	(293)	(252)
Accumulated amortization — definite-lived tradenames	(235)	(215)
Accumulated amortization — other	(172)	(169)
Total accumulated amortization	$(1,969)	$(1,785)

Total finite-lived intangible assets — net	$1,784	$1,966

Non-amortizable intangible assets (primarily tradenames)	638	635
Total intangible assets — net	$2,422	$2,601

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2016 and 2015 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Amortization expense	$63	$66	$195	$169

Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2016:

	Remainder
	of						After
(Millions)	2016	2017	2018	2019	2020	2021	2021
Amortization expense	$62	$228	$205	$192	$182	$167	$748

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

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued restructuring action balances as of December 31, 2015	$63	$—	$63
Cash payments	(48)	—	(48)
Accrued restructuring action balances as of September 30, 2016	$15	$—	$15

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued pension and postretirement benefits and accelerated depreciation resulting from the cessation of use of certain long-lived assets. Remaining activities related to the restructuring are expected to be substantially completed in 2016.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2016	$11,937	$4,972	$37,194	$(24,088)	$(6,184)	$43

Net income	1,331		1,329			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	17				16	1
Defined benefit pension and post-retirement plans adjustment	67				67	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(45)				(45)	—
Total other comprehensive income (loss), net of tax	39
Dividends declared	(670)		(670)
Stock-based compensation	49	49
Reacquired stock	(771)			(771)
Issuances pursuant to stock option and benefit plans	133		(108)	241
Balance at September 30, 2016	$12,048	$5,021	$37,745	$(24,618)	$(6,146)	$46

Nine months ended September 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,747	$4,800	$36,575	$(23,308)	$(6,359)	$39

Net income	3,902		3,895			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	192				192	—
Defined benefit pension and post-retirement plans adjustment	203				203	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	(182)				(182)	—
Total other comprehensive income (loss), net of tax	213
Dividends declared	(2,014)		(2,014)
Stock-based compensation	221	221
Reacquired stock	(2,771)			(2,771)
Issuances pursuant to stock option and benefit plans	750		(711)	1,461
Balance at September 30, 2016	$12,048	$5,021	$37,745	$(24,618)	$(6,146)	$46

Three months ended September 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2015	$13,130	$4,694	$35,615	$(20,983)	$(6,233)	$37

Net income	1,298		1,296			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(472)				(471)	(1)
Defined benefit pension and post-retirement plans adjustment	236				236	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	1				1	—
Total other comprehensive income (loss), net of tax	(235)
Dividends declared	(635)		(635)
Stock-based compensation, net of tax impacts	46	46
Reacquired stock	(1,449)			(1,449)
Issuances pursuant to stock option and benefit plans	69		(41)	110
Balance at September 30, 2015	$12,224	$4,740	$36,235	$(22,322)	$(6,467)	$38

Nine months ended September 30, 2015

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2014	$13,142	$4,388	$34,317	$(19,307)	$(6,289)	$33

Net income	3,802		3,795			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(642)				(640)	(2)
Defined benefit pension and post-retirement plans adjustment	423				423	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	39				39	—
Total other comprehensive income (loss), net of tax	(180)
Dividends declared	(1,284)		(1,284)
Stock-based compensation, net of tax impacts	352	352
Reacquired stock	(4,132)			(4,132)
Issuances pursuant to stock option and benefit plans	524		(593)	1,117
Balance at September 30, 2015	$12,224	$4,740	$36,235	$(22,322)	$(6,467)	$38

In December 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015). This reduced 3M’s stockholder equity and increased other current liabilities as of December 31, 2014, by approximately $0.6 billion.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2016

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at June 30, 2016, net of tax:	$(1,503)	$(4,668)	$—	$(13)	$(6,184)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(8)	—	—	(44)	(52)
Amounts reclassified out	—	103	—	(24)	79
Total other comprehensive income (loss), before tax	(8)	103	—	(68)	27
Tax effect	24	(36)	—	23	11
Total other comprehensive income (loss), net of tax	16	67	—	(45)	38
Balance at September 30, 2016, net of tax:	$(1,487)	$(4,601)	$—	$(58)	$(6,146)

Nine months ended September 30, 2016

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$—	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	111	—	—	(180)	(69)
Amounts reclassified out	—	307	—	(104)	203
Total other comprehensive income (loss), before tax	111	307	—	(284)	134
Tax effect	81	(104)	—	102	79
Total other comprehensive income (loss), net of tax	192	203	—	(182)	213
Balance at September 30, 2016, net of tax:	$(1,487)	$(4,601)	$—	$(58)	$(6,146)

Three months ended September 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at June 30, 2015, net of tax:	$(1,264)	$(5,106)	$—	$137	$(6,233)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(477)	233	—	57	(187)
Amounts reclassified out	—	134	—	(55)	79
Total other comprehensive income (loss), before tax	(477)	367	—	2	(108)
Tax effect	6	(131)	—	(1)	(126)
Total other comprehensive income (loss), net of tax	(471)	236	—	1	(234)
Balance at September 30, 2015, net of tax:	$(1,735)	$(4,870)	$—	$138	$(6,467)

Nine months ended September 30, 2015

					Total
		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(533)	257	—	177	(99)
Amounts reclassified out	—	399	—	(116)	283
Total other comprehensive income (loss), before tax	(533)	656	—	61	184
Tax effect	(107)	(233)	—	(22)	(362)
Total other comprehensive income (loss), net of tax	(640)	423	—	39	(178)
Balance at September 30, 2015, net of tax	$(1,735)	$(4,870)	$—	$138	$(6,467)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Location on Income
(Millions)	2016	2015	2016	2015	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$1	$1	See Note 9
Prior service benefit	22	19	69	54	See Note 9
Net actuarial loss	(125)	(153)	(377)	(471)	See Note 9
Curtailments/Settlements	—	—	—	17	See Note 9
Total before tax	(103)	(134)	(307)	(399)
Tax effect	36	44	104	135	Provision for income taxes
Net of tax	$(67)	$(90)	$(203)	$(264)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$—	$—	Selling, general and administrative expenses
Total before tax	—	—	—	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$—

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$24	$55	$105	$120	Cost of sales
Commodity price swap contracts	—	—	—	(2)	Cost of sales
Interest rate swap contracts	—	—	(1)	(2)	Interest expense
Total before tax	24	55	104	116
Tax effect	(9)	(20)	(38)	(42)	Provision for income taxes
Net of tax	$15	$35	$66	$74
Total reclassifications for the period, net of tax	$(52)	$(55)	$(137)	$(190)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2016. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the first quarter of 2017 and for 2016 by the end of the first quarter of 2018. As of September 30, 2016, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. The Company is not currently able to reasonably estimate the amount by which the liability for unrecognized tax benefits will increase or decrease during the next 12 months as a result of the ongoing income tax authority examinations. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2016 and December 31, 2015 are $356 million and $369 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $11 million and $5 million of expense for the three months ended September 30, 2016 and September 30, 2015, respectively, and approximately $8 million and $3 million of expense for the nine months ended September 30, 2016 and September 30, 2015, respectively. At September 30, 2016 and December 31, 2015, accrued interest and penalties in the consolidated balance sheet on a gross basis were $50 million and $45 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2016 was 28.5 percent, compared to 29.6 percent in the third quarter of 2015, a decrease of 1.1 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 6.3 percentage points year-on-year included remeasurements of 3M’s uncertain tax positions, the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1), the reinstatement of the R&D tax credit, and other items. This decrease was partially offset by a 5.2 percentage points year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions, and the 2015 restoration of tax basis on certain assets for which depreciation deductions were previously limited.

The effective tax rate for the first nine months of 2016 was 28.3 percent, compared to 29.1 percent in the first nine months of 2015, a decrease of 0.8 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 4.0 percentage points for the first nine months of 2016 when compared to the same period for 2015 included the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1), remeasurements of 3M’s uncertain tax positions, the reinstatement of the R&D tax credit, and other items. This decrease was partially offset by a 3.2 percentage point year-on-year increase, which included international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions, and the 2015 restoration of tax basis on certain assets for which depreciation deductions were previously limited.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of September 30, 2016 and December 31, 2015, the Company had valuation allowances of $39 million and $31 million on its deferred tax assets, respectively.

NOTE 7. Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2016	2015

Corporate debt securities	$10	$10
Foreign government agency securities	—	10
Commercial paper	53	12
Certificates of deposit/time deposits	233	26
U.S. municipal securities	4	3
Asset-backed securities:
Automobile loan related	32	26
Credit card related	19	10
Other	7	21
Asset-backed securities total	58	57

Current marketable securities	$358	$118

U.S. municipal securities	$14	$9

Non-current marketable securities	$14	$9

Total marketable securities	$372	$127

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At September 30, 2016 and December 31, 2015, gross unrealized gains and/or losses (pre-tax) were not material. Refer to Note 5 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2016 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2016

Due in one year or less	$290
Due after one year through five years	82
Total marketable securities	$372

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At September 30, 2016, all asset-backed security investments were in compliance with this policy. Approximately 76.9 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%.

In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. In addition, 3M repaid $1 billion aggregate principal amount of medium-term notes that matured in September 2016.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lender’s discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at September 30, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to a total interest expense on all funded debt for the same period. At September 30, 2016, this ratio was approximately 48 to 1. Debt covenants do not restrict the payment of dividends.

NOTE 9.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2016 and 2015 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit cost (benefit)
Service cost	$64	$73	$35	$36	$13	$19
Interest cost	144	163	45	49	20	25
Expected return on plan assets	(261)	(267)	(78)	(74)	(23)	(23)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	(6)	(6)	(3)	(3)	(13)	(10)
Amortization of net actuarial (gain) loss	89	101	21	34	15	18
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$30	$64	$20	$42	$12	$29

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Net periodic benefit cost (benefit)
Service cost	$194	$219	$102	$118	$40	$62
Interest cost	431	491	131	159	59	75
Expected return on plan assets	(782)	(801)	(234)	(236)	(68)	(68)
Amortization of transition (asset) obligation	—	—	(1)	(1)	—	—
Amortization of prior service cost (benefit)	(18)	(18)	(10)	(10)	(41)	(26)
Amortization of net actuarial (gain) loss	265	305	66	110	46	56
Settlements, curtailments, special termination benefits and other	—	—	—	(17)	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$90	$196	$54	$123	$36	$99

For the nine months ended September 30, 2016, contributions totaling $320 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2016, the Company expects to contribute approximately $400 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In the first nine months of 2016, the Company entered into forward starting interest rate swaps expiring in December 2016 with an aggregate notional amount of $300 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. Upon issuance of medium-term notes in September 2016, 3M terminated these interest rate swaps. The termination resulted in an immaterial loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

As of September 30, 2016, the Company had a balance of $58 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $6 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of September 30, 2016, 3M expects to reclassify approximately $1 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2016, approximately $29 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2017, and approximately $30 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2017 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $21 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

Three months ended September 30, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(47)	Cost of sales	$24	Cost of sales	$—
Interest rate swap contracts	3	Interest expense	—	Interest expense	—
Total	$(44)		$24		$—

Nine months ended September 30, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(178)	Cost of sales	$105	Cost of sales	$—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$(180)		$104		$—

Three months ended September 30, 2015

Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$57	Cost of sales	$55	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	—	Interest expense	—
Total	$57		$55		$—

Nine months ended September 30, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$177	Cost of sales	$120	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$177		$116		$—

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

Three months ended September 30, 2016

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Nine months ended September 30, 2016

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$24	Interest expense	$(24)
Total		$24		$(24)

Three months ended September 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$20	Interest expense	$(20)
Total		$20		$(20)

Nine months ended September 30, 2015

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Derivatives in Fair Value Hedging Relationships	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$15	Interest expense	$(15)
Total		$15		$(15)

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

At September 30, 2016, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2016 to 2031.

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

Three months ended September 30, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(55)	N/A	$—
Foreign currency forward contracts	(14)	Cost of sales	—
Total	$(69)		$—

Nine months ended September 30, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(105)	N/A	$—
Foreign currency forward contracts	(41)	Cost of sales	1
Total	$(146)		$1

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)	Cost of sales	$(7)
Foreign currency forward contracts	Interest expense	21	Interest expense	63
Total		$20		$56

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
Derivatives Not Designated as Hedging Instruments	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(5)	Cost of sales	$—
Foreign currency forward contracts	Interest expense	(34)	Interest expense	(6)
Commodity price swap contracts	Cost of sales	1	Cost of sales	(3)
Total		$(38)		$(9)

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

	Gross	Assets		Liabilities
September 30, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,960	Other current assets	$23	Other current liabilities	$71
Foreign currency forward/option contracts	1,103	Other assets	28	Other liabilities	43
Interest rate swap contracts	1,753	Other assets	49	Other current liabilities	—
Total derivatives designated as hedging instruments			$100		$114

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$6,113	Other current assets	$31	Other current liabilities	$36
Total derivatives not designated as hedging instruments			$31		$36

Total derivative instruments			$131		$150

	Gross	Assets		Liabilities
December 31, 2015	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,815	Other current assets	$148	Other current liabilities	$14
Foreign currency forward/option contracts	1,240	Other assets	61	Other liabilities	3
Interest rate swap contracts	1,753	Other assets	24	Other liabilities	1
Total derivatives designated as hedging instruments			$233		$18

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,359	Other current assets	$63	Other current liabilities	$51
Total derivatives not designated as hedging instruments			$63		$51

Total derivative instruments			$296		$69

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2016, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

September 30, 2016		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$131	$38	$—	$93
Derivatives not subject to master netting agreements	—			—
Total	$131			$93

December 31, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$296	$37	$—	$259
Derivatives not subject to master netting agreements	—			—
Total	$296			$259

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

September 30, 2016		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$137	$38	$—	$99
Derivatives not subject to master netting agreements	13			13
Total	$150			$112

December 31, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$64	$37	$—	$27
Derivatives not subject to master netting agreements	5			5
Total	$69			$32

Currency Effects

3M estimates that year-on-year foreign currency transactions effects, including hedging impacts, decreased pre-tax income by approximately $45 million for both the three and nine months ended September 30, 2016. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine months ended September 30, 2016.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In the fourth quarter of 2014 and first quarter of 2016, 3M obtained municipal bonds from the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of September 30, 2016 and December 31, 2015. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	53	—	53	—
Certificates of deposit/time deposits	233	—	233	—
Asset-backed securities:
Automobile loan related	32	—	32	—
Credit card related	19	—	19	—
Other	7	—	7	—
U.S. municipal securities	18	—	—	18
Derivative instruments — assets:
Foreign currency forward/option contracts	82	—	82	—
Interest rate swap contracts	49	—	49	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	150	—	150	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Foreign government agency securities	10	—	10	—
Commercial paper	12	—	12	—
Certificates of deposit/time deposits	26	—	26	—
Asset-backed securities:
Automobile loan related	26	—	26	—
Credit card related	10	—	10	—
Other	21	—	21	—
U.S. municipal securities	12	—	—	12
Derivative instruments — assets:
Foreign currency forward/option contracts	272	—	272	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	—	68	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Nine months ended
Marketable securities — certain U.S. municipal securities only	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Beginning balance	$18	$15	$12	$15
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	6	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$18	$15	$18	$15

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for the three and nine months ended September 30, 2016 and 2015.

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

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$11,079	$11,958	$8,753	$9,101

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at September 30, 2016 and December 31, 2015 due to the low interest rates and tightening of 3M’s credit spreads.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2016, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,540 individual claimants, compared to approximately 2,130 individual claimants with actions pending at December 31, 2015.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. A minority of the lawsuits and claims resolved by and currently pending against the Company generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all eleven cases taken to trial, including nine of the ten cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and 2016-described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. The plaintiff in the 2015 trial filed an appeal to the Missouri Court of Appeals for the Eastern District. In June 2016, the Missouri Court of Appeals affirmed the trial court’s judgment and jury verdict in favor of 3M - a decision that is final as the plaintiff did not file an appeal to the Missouri Supreme Court. In August 2016, 3M received a unanimous defense verdict from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M.

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

As a result of the Company’s cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first nine months of 2016 for respirator mask/asbestos liabilities by $43 million, $14 million of which occurred in the third quarter of 2016. In the first nine months of 2016, the Company made payments for legal fees and settlements of $45 million related to the respirator mask/asbestos litigation, $19 million of which occurred in the third quarter of 2016. As of September 30, 2016, the Company had accruals for respirator mask/asbestos liabilities of $142 million (excluding Aearo accruals). This accrual represents the low end in a range of loss.

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

As of September 30, 2016, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. As a result of a final arbitration decision in June 2016 regarding insurance coverage under two policies, 3M reversed its receivable for insurance recoveries related to respirator mask/asbestos litigation by $35 million. The Company is seeking coverage under the policies of certain insolvent insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2016, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2016, the Company, through its Aearo subsidiary, had accruals of $19 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In 2014, the court granted Aearo’s motion for summary judgment on two claims, but declined to rule on two issues: the specific liability for certain known coal mine dust lawsuits; and Cabot’s claim for allocation of liability between injuries allegedly caused by exposure to coal mine dust and injuries allegedly caused by exposure to silica dust. Following additional discovery, the parties filed new motions for summary judgment. In February 2016, the court ruled in favor of Aearo on these two remaining issues, and ordered that Cabot, and not Aearo, is solely responsible for all liability for the coal mine dust lawsuits under the 1995 agreement. Cabot has appealed with a decision expected in 2017.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanyl compounds such as perfluorooctanoate (“PFOA”), perfluorooctane sulfonate (“PFOS”), or similar compounds (“PFCs”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to control or eliminate the presence of certain PFCs in purchased materials or as byproducts in some of 3M’s fluorochemical manufacturing processes, products, and waste streams.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In October 2016, the European Commission notified the World Trade Organization of a draft regulation to restrict PFOA and its related substances under the EU’s REACH Regulation (Registration, Evaluation, Authorization, and Restriction of Chemicals). If adopted, the regulation would restrict PFOA and its related substances to concentrations no greater than 25 parts per billion in constituents of other substances, in mixtures, and in articles. As the database of studies of both chemicals has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (superseding the provisional levels established by the EPA in 2009 of 400 parts per trillion for PFOA and 200 parts per trillion for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 parts per trillion. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. The EPA is reporting results from this exercise on a rolling basis that will continue in 2016. Through July 2016, the EPA has reported results for 4,909 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS. A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In September 2016, the court granted 3M’s motion to dismiss plaintiff’s trespass claims with prejudice, negligence claims for personal injuries, and private nuisance claims, and denied the motion to dismiss the plaintiff’s negligence claims for property damage, public nuisance, abatement of nuisance, battery and wantonness.

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

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFCs, including costs to construct alternative sources of drinking water.

In September and October 2016, five purported class actions were filed against 3M and other defendants in U.S. District Court - three in the District of Colorado and two in the Eastern District of Pennsylvania. The complaints seek unstated damages and other remedies, such as medical monitoring, and allege that the plaintiffs suffered personal injury and property damage from drinking water supplies contaminated with certain PFCs used in Aqueous Film Forming Foam at current or former airports and air force military bases located in Colorado and Pennsylvania.

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama filed a lawsuit in the Circuit Court of Etowah County Alabama against 3M and various carpet manufacturers. The complaint alleges that PFCs from the defendants’ facilities contaminated the Coosa River as its raw water source for drinking water and seeks unstated damages for the installation and operation of a filtration system, expenses to monitor PFC levels, and lost profits and sales.

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

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. Other activity in the case, which had been stayed pending the outcome of the disqualification issue, has resumed. A trial date has not yet been set. In a separate but related action, the Company filed suit in the Ramsey County District Court against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit. In September 2016, the court granted 3M’s motion for leave to amend the complaint to plead punitive damages.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2016, the Company had recorded liabilities of $44 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2016, the Company had recorded liabilities of $31 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of September 30, 2016, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Other Matters

Commercial Litigation

3M sued TransWeb Corporation in Minnesota in 2010 for infringement of several 3M patents covering fluorination and hydrocharging of filter media used in 3M’s respirators and furnace filters. TransWeb filed a declaratory judgment action in and successfully moved the litigation to the U.S. District Court for the District of New Jersey, seeking a declaration of invalidity and non-infringement of 3M’s patents, and further alleging that 3M waited too long to enforce its rights. TransWeb also alleged 3M obtained the patents through inequitable conduct and that 3M’s attempt to enforce the patents constituted a violation of the antitrust laws. In November 2012, a jury returned a verdict in favor of TransWeb on all but one count, including findings that 3M’s patents were invalid and not infringed, and that 3M had committed an antitrust violation by seeking to enforce a patent it had obtained fraudulently. The jury also recommended that the court find 3M had committed inequitable conduct in obtaining the patents, and that the patents were therefore unenforceable. Since the vast majority of TransWeb’s claim for treble antitrust damages was in the form of its attorneys’ fees and expenses in connection with the defense of the patent case, the parties agreed that the measure of damages would not go to the jury, but rather would be submitted to a special master after the trial. In April, 2014, the court issued an order denying 3M’s motions to set aside the jury’s verdict. In addition, the court found two 3M patents unenforceable due to inequitable conduct. The court accepted the special master’s recommendation as to the amount of attorneys’ fees to be awarded as damages, and entered judgment against 3M. In July 2014, 3M filed a notice of appeal of the judgment to the U.S. Court of Appeals for the Federal Circuit. In February 2016, the U.S. Court of Appeals for the Federal Circuit issued its decision affirming the lower court’s judgment. In March 2016, 3M paid TransWeb $27 million in full satisfaction of the judgment.

Andover Healthcare filed an infringement suit against 3M in May 2013 in the U.S. District Court for the District of Delaware. Andover also filed a related infringement action against 3M and 3M Deutschland GmbH in December 2013 in Mannheim, Germany. In both cases, Andover alleges that certain of 3M’s self-adherent wraps, including Coban™ Latex Free and Nexcare™ No Hurt Latex Free wraps, infringe Andover’s U.S. and German patents. 3M denies that it infringes Andover’s patents, asserts that the patents are invalid, and claims that Andover should be precluded from any recovery, in part because of its long delay in bringing this action. 3M and Andover have each filed motions for summary judgment. In October 2016, the court denied all pending summary judgment motions filed by both parties. Trial in the U.S. matter is scheduled for November 2016. A hearing in the German infringement case occurred in September 2014. In November 2014, the German trial court issued a decision ordering the appointment of an expert to assist with analysis of whether 3M’s products infringe Andover’s German patent. Separately, 3M filed a nullity action in Germany, challenging the validity of Andover’s German patent. At a hearing in July 2015, the German patent court revoked Andover’s German patents. Andover has appealed that decision and, in April 2016, the German trial court stayed the infringement proceedings during the pendency of Andover’s appeal. No liability has been recorded in the Andover litigation, as the Company believes that any such liability is not probable and estimable.

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

As of September 30, 2016, the Company is a named defendant in approximately 830 lawsuits (compared to approximately 122 lawsuits at December 31, 2015), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of September 30, 2016, seven complaints have been filed in the U.S. District Court for the District of Minnesota and one complaint was filed in the U.S. District Court for the Southern District of Florida, each seeking certification of a class action of dentists in the United States and its territories related to the Lava Ultimate dental crowns. The complaints allege 3M marketed and sold defective Lava Ultimate dental crowns to dentists throughout the country and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees. The plaintiffs in one of the cases filed in the District of Minnesota have moved the U.S. Judicial Panel on Multidistrict Litigation (MDL) to transfer and consolidate all pending cases to the District of Minnesota to be managed in an MDL proceeding during the pre-trial phase of the litigation. 3M opposed that motion and filed a motion instead to transfer the one case pending in the Southern District of Florida to the District of Minnesota, where it can be consolidated with the other seven pending cases for both pretrial and trial. Oral argument on the MDL motion occurred in July 2016. In August 2016, the U.S. Judicial Panel on Multidistrict Litigation denied the plaintiff’s motion to consolidate all pending cases to be managed in an MDL proceeding for the pre-trial phase of the litigation. The court in the Southern District of Florida granted 3M’s motion to transfer the action pending there to the District of Minnesota. All eight putative class action cases are in the process of being consolidated into one case for both pre-trial and trial. In September and October 2016, two individual complaints were filed against 3M – one in Madison County, Illinois and the other in the U.S. District Court for the Northern District of New York. The complaints allege that 3M marketed and sold defective Lava Ultimate material for dental crowns to the plaintiffs, and under various theories, seek compensatory damages and statutory penalties, including attorneys’ fees and costs.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 13. Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan (LTIP), as discussed in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K), provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. In May 2016, shareholders approved the 2016 LTIP, providing an additional 23,965,000 shares, increasing the number of approved shares to 123,965,000 shares. The 2016 LTIP succeeds the 3M 2008 LTIP. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. Awards denominated in shares of common stock other than options and Stock Appreciation Rights, count against the 123,965,000 share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010 and prior to May 8, 2012), as 3.50 shares for every one share covered by such award (for full value awards with grant dates on or after of May 8, 2012 and prior to May 10, 2016), or as 2.50 shares for every one share covered by such award (for full value awards with grant dates of May 10, 2016 or later). The remaining total shares available for grant under the LTIP Program are 35,855,889 as of September 30, 2016.

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

During the first quarter of 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively and resulted in income tax benefits of $35 million and $175 million in the third quarter and first nine months of 2016, respectively. See Note 1 for additional information regarding ASU No. 2016-09.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Cost of sales	$8	$8	$39	$39
Selling, general and administrative expenses	36	31	166	154
Research, development and related expenses	7	7	39	40

Stock-based compensation expenses	$51	$46	$244	$233

Income tax benefits	$(49)	$(13)	$(248)	$(74)

Stock-based compensation expenses (benefits), net of tax	$2	$33	$(4)	$159

Stock Option Program

The following table summarizes stock option activity during the nine months ended September 30, 2016:

			Weighted
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	38,552,445	$102.01
Granted:
Annual	5,591,727	147.99
Exercised	(7,318,470)	86.67
Canceled	(189,747)	148.16
September 30	36,635,955	$111.85	72	$2,358
Options exercisable
September 30	25,622,123	$95.54	59	$2,067

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2016, there was $87 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $573 million and $393 million during the nine months ended September 30, 2016 and 2015, respectively. Cash received from options exercised was $630 million and $413 million for the September 30, 2016 and 2015, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $212 million and $145 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,441,088	$127.47
Granted
Annual	749,068	148.20
Other	8,115	169.00
Vested	(933,455)	101.34
Forfeited	(39,507)	144.14
As of September 30	2,225,309	$145.27

As of September 30, 2016, there was $100 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2016 and 2015 was $145 million and $165 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $54 million and $62 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2016:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	871,192	$120.89
Granted	214,710	159.98
Distributed	(367,428)	99.06
Performance change	(65,246)	157.21
Forfeited	(23,542)	147.99
As of September 30	629,686	$142.18

As of September 30, 2016, there was $22 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair values of performance shares that were distributed were $54 million for both the nine months ended September 30, 2016 and 2015. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the nine months ended September 30, 2016 and 2015.

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

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Net Sales
Industrial	$2,582	$2,557	$7,789	$7,845
Safety and Graphics	1,448	1,417	4,359	4,221
Health Care	1,361	1,346	4,148	4,039
Electronics and Energy	1,293	1,397	3,618	4,033
Consumer	1,209	1,162	3,388	3,321
Corporate and Unallocated	2	1	7	(1)
Elimination of Dual Credit	(186)	(168)	(529)	(482)
Total Company	$7,709	$7,712	$22,780	$22,976

Operating Income
Industrial	$591	$578	$1,823	$1,782
Safety and Graphics	364	324	1,120	1,023
Health Care	429	432	1,344	1,280
Electronics and Energy	312	344	749	907
Consumer	317	293	836	792
Corporate and Unallocated	(69)	(58)	(198)	(232)
Elimination of Dual Credit	(40)	(37)	(116)	(106)
Total Company	$1,904	$1,876	$5,558	$5,446

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
November 1, 2016

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

3M diluted earnings per share increased by approximately 5 percent and 6 percent in the third quarter and first nine months of 2016, respectively, when compared to the same periods last year. Sales were flat in dollar terms in the third quarter of 2016 and decreased 0.9 percent in the first nine months of 2016 when compared to the same periods last year. In the third quarter of 2016, organic local-currency sales (which includes organic volume impacts plus selling price impacts) decreased 0.8 percent, with positive sales growth in Consumer, Safety and Graphics, and Health Care, more than offset by decreases in Industrial, and Electronics and Energy. Total Company operating income margins expanded by 0.4 percentage points when compared to the third quarter last year. Each of 3M’s business groups posted operating income margins of greater than 22 percent in the third quarter of 2016. Fourth quarter 2015 restructuring actions, as discussed in Note 4, impacted approximately 1,700 positions worldwide, contributing to an estimated pre-tax savings of approximately $95 million for the first nine months of 2016.

Additional discussion of third quarter and first nine months results follows.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three-months and nine-months ended September 30, 2016 compared to 2015.

	Three months ended	Nine months ended
(Earnings per diluted share)	September 30, 2016	September 30, 2016
Same period last year	$2.05	$5.92
Increase/(decrease) in earnings per share - diluted, due to:
Operational benefits	0.06	0.14
Acquisitions and divestitures	—	0.10
Foreign exchange impacts	(0.02)	(0.11)
Net interest expense	(0.01)	(0.03)
Income tax rate	0.03	0.06
Shares of common stock outstanding	0.04	0.20
Current period	$2.15	$6.28

Net income attributable to 3M increased 10 cents and 36 cents per diluted share in the third quarter and first nine months of 2016, respectively, when compared to the same periods last year. Operational benefits increased earnings, helped by lower defined benefit pension and postretirement expenses. Operational benefits also included the combination of higher selling prices and lower raw material costs, in addition to productivity benefits related to the fourth quarter 2015 restructuring. These operational benefits were partially offset by the impact of organic sales volume declines and lower asset utilization.

Acquisition and divestiture impacts, which are measured for the first twelve months post-transaction, related to the acquisitions of Membrana and Capital Safety (third quarter 2015) and Semfinder (September 2016, discussed in Note 2), and the divestitures of Polyfoam (first quarter 2016), the library systems business (fourth quarter 2015/first quarter 2016), and the license plate converting business in France (fourth quarter 2015). On a combined basis, these acquisition/divestiture year-on-year impacts had a minimal impact on earnings per share in the third quarter and increased earnings by 10 cents per diluted share in the first nine months of 2016, respectively, driven by solid performances from 2015 acquisitions and divestiture gains.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $20 million and $110 million year-on-year in the third quarter and first nine months of 2016, respectively, excluding the impact of foreign currency changes on tax rates. This is equivalent to a year-on-year decrease of 2 cents and 11 cents per diluted share for the third quarter and first nine months of 2016, respectively.

Over the past few years, 3M has taken actions to better optimize its capital structure and reduce its cost of capital by adding debt. These actions have led to an increase in interest expense year-on-year in the third quarter and first nine months of 2016, largely due to higher average debt balances.

The income tax rate was 28.5 percent in the third quarter of 2016, a decline of 1.1 percentage points versus last year’s third quarter, and 28.3 percent in the first nine months of 2016, a decline of 0.8 percentage points versus last year’s first nine months. The third quarter and first nine months 2016 change in tax rate was driven by a number of factors as referenced in Note 6, including the first quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-09 (discussed in Note 1).

Weighted-average diluted shares outstanding in the third quarter and first nine months of 2016 declined 2 percent and 3.2 percent year-on-year, respectively, which benefited earnings per share. The benefits from share repurchases, net of issuances, were partially offset by the adoption of ASU No. 2016-09, which increased the calculated number of diluted shares.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months and nine months ended September 30, 2016 and 2015. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and operating income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 14 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2016		2015		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,582	$591	$2,557	$578	1.0%	2.0%
Safety and Graphics	1,448	364	1,417	324	2.2%	12.3%
Health Care	1,361	429	1,346	432	1.1%	(0.6)%
Electronics and Energy	1,293	312	1,397	344	(7.5)%	(9.1)%
Consumer	1,209	317	1,162	293	4.0%	8.3%
Corporate and Unallocated	2	(69)	1	(58)	—	—
Elimination of Dual Credit	(186)	(40)	(168)	(37)	—	—
Total Company	$7,709	$1,904	$7,712	$1,876	—%	1.5%

	Three months ended September 30, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	(1.1)%	1.6%	(0.2)%	0.7%	1.0%
Safety and Graphics	2.0%	2.1%	(2.2)%	0.3%	2.2%
Health Care	1.5%	—%	—%	(0.4)%	1.1%
Electronics and Energy	(8.1)%	—%	—%	0.6%	(7.5)%
Consumer	2.9%	—%	—%	1.1%	4.0%
Total Company	(0.8)%	0.8%	(0.5)%	0.5%	—%

Sales in U.S. dollars in the third quarter of 2016 were flat compared to the same period in 2015, with a decrease in organic local-currency sales (which includes organic volume impacts plus selling price impacts), offset by the combination of acquisitions (net of divestiture activity) and foreign currency translation. Total company organic local-currency sales decreased 0.8 percent, with growth in Consumer, Safety and Graphics, and Health Care more than offset by declines in Industrial, and Electronics and Energy. All of 3M’s five business segments achieved operating income margins in excess of 22 percent. Worldwide operating income margins for the third quarter of 2016 were 24.7 percent, compared to 24.3 percent for the third quarter of 2015.

3M continued to invest for long-term success through research and development, commercialization and acquisitions. Acquisitions increased third quarter sales growth by 0.8 percent, which related to acquisitions closed in 2015. In August 2015, 3M (Safety and Graphics Business) acquired Capital Safety, a leading global provider of fall protection equipment. In August 2015, 3M (Industrial Business) also acquired Membrana, a leading provider of microporous membranes and modules for filtration in life sciences, industrial and specialty segments. For additional detail on 2015 acquisitions, refer to Note 2 in the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K).

Divestitures reduced third quarter sales growth by 0.5 percent. As part of its ongoing portfolio management process, in the fourth quarter of 2015, 3M (Safety and Graphics Business) divested the license plate converting business in France and substantially all of the library systems business. In the first quarter of 2016, 3M completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M (Industrial Business Group) divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sale of Polyfoam and the remaining portion of the library systems business. Refer to Note 2 in the Consolidated Financial Statements for additional detail.

	Nine months ended September 30,
	2016		2015		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$7,789	$1,823	$7,845	$1,782	(0.7)%	2.3%
Safety and Graphics	4,359	1,120	4,221	1,023	3.3%	9.5%
Health Care	4,148	1,344	4,039	1,280	2.7%	5.0%
Electronics and Energy	3,618	749	4,033	907	(10.3)%	(17.4)%
Consumer	3,388	836	3,321	792	2.0%	5.6%
Corporate and Unallocated	7	(198)	(1)	(232)	—	—
Elimination of Dual Credit	(529)	(116)	(482)	(106)	—	—
Total Company	$22,780	$5,558	$22,976	$5,446	(0.9)%	2.0%

	Nine months ended September 30, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	(1.4)%	2.1%	(0.2)%	(1.2)%	(0.7)%
Safety and Graphics	2.2%	5.3%	(2.3)%	(1.9)%	3.3%
Health Care	4.2%	0.3%	—%	(1.8)%	2.7%
Electronics and Energy	(9.6)%	—%	—%	(0.7)%	(10.3)%
Consumer	2.8%	—%	—%	(0.8)%	2.0%
Total Company	(0.7)%	1.6%	(0.5)%	(1.3)%	(0.9)%

Sales in U.S. dollars in the first nine months of 2016 decreased 0.9 percent, substantially impacted by foreign currency translation, which reduced sales by 1.3 percent. Total company organic local-currency sales (which includes organic volume impacts plus selling price impacts) decreased 0.7 percent, with growth in Health Care, Consumer, and Safety and Graphics more than offset by declines in Industrial, and Electronics and Energy. Four of 3M’s five business segments achieved operating income margins in excess of 23 percent. Worldwide operating income margins for the first nine months of 2016 were 24.4 percent, compared to 23.7 percent for the first nine months of 2015.

In March 2015, 3M (Health Care Business) acquired Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream. Additional acquisition and divestiture impacts that impacted nine months ended September 30, 2016 results are provided in the preceding third quarter discussion.

Sales by geographic area:

Percent change information compares the third quarter and first nine months of 2016 with the same periods last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Additional discussion of geographic area impacts by business segment is provided in the Performance by Business Segment section.

	Three months ended September 30, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,160	$2,328	$1,481	$742	$(2)	$7,709
% of worldwide sales	41.0%	30.2%	19.2%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	(0.1)%	(1.9)%	(2.0)%	(4.2)%	—	(1.4)%
Price	(0.2)	(0.3)	1.0	5.4	—	0.6
Organic local-currency sales	(0.3)	(2.2)	(1.0)	1.2	—	(0.8)
Acquisitions	0.7	0.6	1.4	0.7	—	0.8
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.5)
Translation	—	3.4	(2.1)	(1.2)	—	0.5
Total sales change	(0.2)%	1.6%	(2.4)%	0.4%	—	—%

Sales in U.S. dollars increased 1.6 percent in Asia Pacific and 0.4 percent in Latin America/Canada, while sales declined 0.2 percent in the United States and 2.4 percent in EMEA. Currency impacts increased third quarter 2016 worldwide sales growth by 0.5 percent.

Worldwide selling prices rose 0.6 percent in the third quarter of 2016. 3M has been raising selling prices in a number of developing countries to help offset the impact of currency devaluations. 3M also continues to generate positive selling price changes across most of its businesses, boosted by world-class innovation and strong new product flow, both of which are important elements of the 3M business model.

Foreign currency translation increased year-on-year sales in Asia Pacific, which was partially offset by Latin America/Canada and EMEA foreign currency translation decreases. The foreign currency translation increases were led by Japan and Brazil, which had a 14.2 percent and 13.5 percent translation impact, respectively, as the Japanese Yen and Brazilian Real strengthened versus the U.S. dollar compared to third quarter 2015 by 20 percent and 14 percent, respectively.

In Latin America/Canada, organic local-currency sales grew 1.2 percent, led by Safety and Graphics at 5 percent, Health Care at 3 percent, and Consumer at 2 percent. Organic local-currency sales declined 1 percent in Industrial, and 6 percent in Electronics and Energy. Organic local-currency sales grew 5 percent in Mexico and 2 percent in Brazil, while Canada declined 3 percent.

In the United States, organic local-currency sales declined was 0.3 percent, with growth of 4 percent in Consumer and 3 percent in Safety and Graphics more than offset by declines of 1 percent in Health Care, 3 percent in Industrial, and 5 percent in Electronics and Energy. Industrial third quarter organic sales improved slightly versus the first half of 2016, with further improvement expected in the fourth quarter of 2016.

In EMEA, organic local-currency sales decreased 1 percent. West Europe local currency sales increased 1 percent, led by Germany, Sweden, and Spain. This was more than offset by a decline of 9 percent in the rest of EMEA, impacted by ongoing challenges in Turkey and Saudi Arabia. Organic local-currency sales growth in EMEA was 2 percent in Health Care, while Industrial was flat. Organic local-currency sales declined 2 percent in Safety and Graphics, 4 percent in Electronics and Energy, and 5 percent in Consumer.

In Asia Pacific, organic local-currency sales declined 2.2 percent. Organic local-currency sales growth was led by Consumer and Health Care at 6 percent, Safety and Graphics at 4 percent, and Industrial at 1 percent. Electronics and Energy declined 10 percent, as 3M continues to experience persistent market challenges across most consumer electronics applications. Organic local-currency sales increased 1 percent in Japan while China/Hong Kong decreased 2 percent. Excluding electronics, organic local-currency sales in Japan increased 1 percent while China/Hong Kong increased 4 percent.

	Nine months ended September 30, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$9,198	$6,685	$4,725	$2,174	$(2)	$22,780
% of worldwide sales	40.4%	29.4%	20.7%	9.5%	—	100.0%
Components of net sales change:
Volume — organic	0.1%	(4.3)%	—%	(3.1)%	—	(1.5)%
Price	—	(0.2)	1.2	6.5	—	0.8
Organic local-currency sales	0.1	(4.5)	1.2	3.4	—	(0.7)
Acquisitions	1.8	0.9	2.3	1.8	—	1.6
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.5)
Translation	—	0.2	(2.2)	(9.2)	—	(1.3)
Total sales change	1.3%	(3.6)%	0.6%	(4.3)%	—	(0.9)%

Sales in U.S. dollars increased 1.3 percent in the United States and increased 0.6 percent in EMEA, while sales declined 3.6 percent in Asia Pacific, and 4.3 percent in Latin America/Canada. Currency impacts reduced first nine months 2016 worldwide sales growth by 1.3 percent. Worldwide selling prices rose 0.8 percent in the first nine months of 2016.

In Latin America/Canada, organic local-currency sales grew 3.4 percent, led by Health Care at 6 percent, and Industrial at 5 percent, and Safety and Graphics at 4 percent. Organic local-currency sales were flat in Consumer and declined 2 percent in Electronics and Energy. Organic local-currency sales grew 7 percent in Mexico and 1 percent in Brazil.

In EMEA, organic local-currency sales increased 1.2 percent. West Europe grew 2 percent while Central/East Europe and Middle East/Africa were flat. Organic local-currency sales growth in EMEA was led by Health Care at 4 percent and Industrial at 2 percent, while sales were flat for both Safety and Graphics and Electronics and Energy. Organic local-currency sales declined 4 percent in Consumer.

In the United States, organic local-currency sales grew 0.1 percent, with growth of 4 percent in Consumer, 3 percent in Safety and Graphics, and 2 percent in Health Care, largely offset by declines in Electronics and Energy of 2 percent and Industrial of 4 percent.

In Asia Pacific, organic local-currency sales declined 4.5 percent. Organic local-currency sales growth was led by Health Care at 8 percent, Consumer at 6 percent, and Safety and Graphics at 1 percent, while Industrial declined 2 percent. Electronics and Energy declined 14 percent, as 3M continues to experience persistent market challenges across most consumer electronics applications. Organic local-currency sales declined 3 percent in Japan and 5 percent in China/Hong Kong. Excluding electronics, organic local-currency sales in Japan increased 1 percent while China/Hong Kong was flat.

Managing currency risks:

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

Financial condition:

3M generated $4.453 billion of operating cash flows in the first nine months of 2016, an increase of $371 million when compared to the first nine months of 2015. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2016, the Company purchased $2.829 billion of its own stock, compared to $4.104 billion of stock purchases in the first nine months of 2015. As of September 30, 2016, approximately $8 billion remained available under the February 2016 authorization. The Company expects to purchase $3.5 billion to $4.5 billion of its own stock in 2016. In February 2016, 3M’s Board of Directors declared a first quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This marked the 58th consecutive year of dividend increases for 3M. In May 2016, 3M’s Board of Directors declared a second quarter 2016 dividend of $1.11 per share, and in August 2016 declared a third quarter 2016 dividend of $1.11 per share.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 51 percent at September 30, 2016, and 48 percent at December 31, 2015. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $400 million of cash to its global defined benefit pension and postretirement plans in 2016. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2016.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding sections entitled “Sales and operating income by business segment” and “Sales and operating income by geographic area” for discussion of sales change.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2016	2015	Change	2016	2015	Change
Cost of sales	49.9%	50.3%	(0.4)%	49.7%	50.3%	(0.6)%
Selling, general and administrative expenses	19.9	19.8	0.1	20.1	20.2	(0.1)
Research, development and related expenses	5.5	5.6	(0.1)	5.8	5.8	—
Operating income	24.7%	24.3%	0.4%	24.4%	23.7%	0.7%

3M expects global defined benefit pension and postretirement expense in 2016 (before settlements, curtailments, special termination benefits and other) to decrease by approximately $320 million pre-tax when compared to 2015,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to 3M’s Current Report on Form 8-K dated May 17, 2016 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors, which will result in decreased expenses in 2016. The year-on-year decrease in defined benefit pension and postretirement expense for the third quarter and first nine months of 2016 was $73 million and $238 million, respectively. The first nine months of 2015 includes the impact of a first quarter 2015 Japan pension curtailment gain of $17 million.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M. As of September 30, 2016, 3M has deployed this ERP system in 15 countries, and in four of 3M’s largest European distribution centers.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales as a percent of net sales was 49.9 percent in the third quarter of 2016 and 49.7 percent in the first nine months of 2016, compared to 50.3 percent in the same periods last year, a year-on-year improvement of 0.4 percentage points and 0.6 percentage points, respectively. Cost of sales, measured as a percent of net sales, decreased due to selling price increases and raw material cost decreases. Selling prices increased net sales year-on-year by 0.6 percent and 0.8 percent in the third quarter and first nine months, respectively, while raw material cost deflation in both the third quarter and first nine months was favorable by approximately 3.5 percent year-on-year. In addition, cost of sales decreased due to lower defined benefit pension and postretirement expense (of which a portion impacts cost of sales). These benefits were partially offset by foreign currency impacts (net of hedging).

Selling, General and Administrative Expenses:

SG&A was flat in the third quarter of 2016 and declined 1.3 percent in the first nine months of 2016, when compared to the same periods last year, with year-to-date results benefiting from first quarter 2016 divestiture gains (as discussed in Note 2), foreign currency translation, and productivity benefits related to the fourth quarter 2015 restructuring. In addition, lower defined benefit pension and postretirement expense benefited SG&A. SG&A, measured as a percent of net sales, was 20.1 percent of net sales in the first nine months of 2016 compared to 20.2 percent in the first nine months of 2015.

Research, Development and Related Expenses:

R&D, measured as a percent of net sales, was 5.5 percent of net sales and 5.6 percent of net sales for the three months ended September 30, 2016 and 2015, respectively. R&D, measured as a percent of net sales, was 5.8 percent of net sales for both the nine months ended September 30, 2016 and 2015. R&D in dollars decreased $2 million in the third quarter of 2016 and decreased $16 million in the first nine months of 2016 compared to the same periods last year, benefitting from lower defined benefit pension and postretirement expense. 3M continued to invest in its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months and nine months ended September 30, 2016 versus the same periods last year.

	Three months ended	Nine months ended
(Percent of net sales)	September 30, 2016	September 30, 2016
Same period last year	24.3%	23.7%
Increase/(decrease) in operating income margin, due to:
Selling price and raw material impact	1.0	1.1
Pension and postretirement benefit costs	0.9	1.0
Productivity from restructuring	0.4	0.4
Strategic investments	(0.4)	(0.3)
Foreign exchange impacts	(0.5)	(0.3)
Acquisitions	(0.1)	(0.1)
Organic volume and utilization	(0.9)	(0.9)
Legal and other	—	(0.2)
Current period	24.7%	24.4%

Operating income margins were 24.7 percent in the third quarter of 2016, compared to 24.3 percent in the third quarter of 2015, an improvement of 0.4 percentage points. Operating income margins in the first nine months of 2016 improved year-on-year by 0.7 percentage points. 3M continues to benefit from the combination of higher selling prices and lower raw material costs, plus lower year-on-year defined benefit pension and postretirement expense, in addition to productivity benefits related to the fourth quarter 2015 restructuring. Items that reduced operating income margins included strategic investments, as 3M took actions to better optimize its manufacturing footprint and accelerated growth investments across its businesses, in addition to foreign currency impacts (net of hedging). Acquisitions had a minimal impact on operating income margins due to solid performances from both Capital Safety and Membrana. Organic volume declines and related utilization impacts included the impact of lower asset utilization, primarily in the Industrial, and Electronics and Energy businesses. The “legal and other” item in the preceding table for the first nine months of 2016 largely related to a second quarter 2016 unfavorable arbitration ruling on an insurance claim (discussed in Note 12), which was partially offset by first quarter 2016 divestiture gains.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Interest expense	$50	$38	$135	$104
Interest income	(8)	(7)	(20)	(18)
Total	$42	$31	$115	$86

Interest expense was higher in the third quarter and first nine months of 2016 compared to the same periods last year, largely due to higher average debt balances.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2016	2015	2016	2015
Effective tax rate	28.5%	29.6%	28.3%	29.1%

The effective tax rate for the third quarter of 2016 was 28.5 percent, compared to 29.6 percent in the third quarter of 2015, a decrease of 1.1 percentage points. The effective tax rate for the first nine months of 2016 was 28.3 percent, compared to 29.1 percent in the first nine months of 2015, a decrease of 0.8 percentage points. The change in tax rates was driven by a number of factors as referenced in Note 6, including the 2016 adoption of ASU No. 2016-09 (discussed in Note 1). The company currently expects that its effective tax rate for total year 2016 will be approximately 29.0 percent.

The effective tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2016	2015	2016	2015
Net income attributable to noncontrolling interest	$2	$2	$7	$7

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $20 million for the three months ended September 30, 2016, and decreased pre-tax income by approximately $110 million for the nine months ended September 30, 2016. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $45 million for both the three and nine months ended September 30, 2016.

New Accounting Pronouncements:

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $35 million tax benefit in the quarter ended September 30, 2016, and $175 million benefit for the nine months ended September 30, 2016. 3M typically experiences the largest volume of stock option exercises and restricted stock unit vestings in the first quarter of its fiscal year. Refer to Note 1 for additional detail.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures related to 3M’s business segments are provided in Note 14. The reportable segments are Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer.

Corporate and Unallocated:

In addition to these five operating business segments, 3M assigns certain costs to Corporate and Unallocated, which is presented separately in the preceding business segments table and in Note 14. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating income in the third quarter and first nine months of 2016, when compared to the same periods last year, decreased by $11 million and improved by $34 million, respectively. 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated decreased by $54 million and $180 million, respectively, in the third quarter and first nine months of 2016 when compared to the same periods last year. The third quarter and first nine months decrease in pension and postretirement benefit expense was partially offset by an increase in expense related to accruals for respirator mask/asbestos liabilities (discussed in Note 12). The first nine months of 2016 was also impacted by an unfavorable second quarter 2016 arbitration ruling related to respirator mask/asbestos litigation (also discussed in Note 12).

Operating Business Segments:

Information related to 3M’s business segments for the third quarter and first nine months of both 2016 and 2015 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales (millions)	$2,582	$2,557	$7,789	$7,845
Sales change analysis:
Organic local currency	(1.1)%	(0.4)%	(1.4)%	1.2%
Acquisitions	1.6	0.7	2.1	0.2
Divestitures	(0.2)	—	(0.2)	—
Translation	0.7	(8.0)	(1.2)	(7.6)
Total sales change	1.0%	(7.7)%	(0.7)%	(6.2)%

Operating income (millions)	$591	$578	$1,823	$1,782
Percent change	2.0%	(5.7)%	2.3%	(3.4)%
Percent of sales	22.9%	22.6%	23.4%	22.7%

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

Third Quarter 2016 results:

Sales in Industrial totaled $2.6 billion, up 1.0 percent in U.S. dollars. Organic local-currency sales decreased 1.1 percent, acquisitions added 1.6 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation increased sales by 0.7 percent. The organic local-currency sales decline reflected the continued economic challenges in the global industrial sector. Manufacturing activity in the U.S. remained soft in the third quarter, which impacted portions of 3M’s Industrial business.

On an organic local-currency sales basis:

•	Sales declined 1.1 percent. 3M anticipates growth in Industrial to turn positive in the fourth quarter of 2016.
•	Sales grew in automotive OEM and automotive aftermarket, which was offset by declines across the rest of the portfolio.
•	Sales declined in 3M purification, industrial adhesives and tapes, aerospace commercial transportation, and abrasives.
•	Sales also declined in advanced materials, primarily due to persistent weakness in the oil and gas end markets.
•

Geographically, sales increased 1 percent in Asia Pacific, while EMEA was flat. Latin America/Canada declined 1 percent and the United States declined 3 percent. In the U.S., Industrial third quarter organic sales change improved slightly versus the first half of 2016, with further improvement expected in the fourth quarter of 2016.

Acquisitions and divestitures:

•

Acquisition sales growth related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016 as discussed in Note 2.

Operating income:

•	Operating income margins increased by 0.3 percentage points to 22.9 percent, helped by fourth quarter 2015 restructuring actions, and lower raw material costs.
•	Acquisition impacts resulted in a net operating income margin penalty of 0.3 percentage points.

In October 2016, 3M completed the sale of the assets of its temporary protective films business to Pregis LLC. This business is a provider of adhesive-backed temporary protective films used in a broad range of industries with annual sales of approximately $50 million.

First Nine Months 2016 results:

Sales in Industrial totaled $7.8 billion, down 0.7 percent in U.S. dollars. Organic local-currency sales decreased 1.4 percent, acquisitions added 2.1 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 1.2 percent. The organic local-currency decline reflected the continued economic challenges in the global industrial sector.

On an organic local-currency sales basis:

•	Sales grew in automotive OEM, and automotive aftermarket.
•	Sales declined in 3M purification, abrasives, industrial adhesives and tapes, and aerospace commercial transportation.
•	Sales also declined in advanced materials, primarily due to persistent weakness in the oil and gas end markets.
•	Geographically, sales increased 5 percent in Latin America/Canada and 2 percent in EMEA, while Asia Pacific declined 2 percent and the United States declined 4 percent.

Acquisitions and divestitures:

•

Acquisition sales growth related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016 as discussed in Note 2.

Operating income:

•	Operating income margins increased by 0.7 percentage points to 23.4 percent, helped by fourth quarter 2015 restructuring actions, and lower raw material costs.
•	In addition, the gain on sale of the Polyfoam business was partially offset by acquisition impacts, which resulted in a net operating income margin benefit of 0.2 percentage points.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales (millions)	$1,448	$1,417	$4,359	$4,221
Sales change analysis:
Organic local currency	2.0%	2.9%	2.2%	4.0%
Acquisitions	2.1	4.2	5.3	1.4
Divestitures	(2.2)	—	(2.3)	—
Translation	0.3	(9.3)	(1.9)	(8.7)
Total sales change	2.2%	(2.2)%	3.3%	(3.3)%

Operating income (millions)	$364	$324	$1,120	$1,023
Percent change	12.3%	(4.8)%	9.5%	1.1%
Percent of sales	25.1%	22.9%	25.7%	24.2%

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

Third Quarter 2016 results:

Sales in Safety and Graphics totaled $1.4 billion, an increase of 2.2 percent in U.S. dollars. Organic local-currency sales increased 2.0 percent, and foreign currency translation increased sales by 0.3 percent. Acquisitions added 2.1 percent, while divestitures reduced sales by 2.2 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, as demand remained strong in the shingle market, and by commercial solutions, with particular strength in the U.S. and Latin America.
•	Sales grew slightly in personal safety, while sales declined slightly in traffic safety and security.
•	Sales increased 5 percent in Latin America/Canada, 4 percent in Asia Pacific, and 3 percent in the United States. Sales declined 2 percent in EMEA.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business as discussed in Note 2.

Operating income:

•	Operating income totaled $364 million, up 12.3 percent.
•

Operating income margins were 25.1 percent of sales, compared to 22.9 percent in the same quarter last year, benefiting from higher selling prices and lower raw material costs, plus fourth quarter 2015 restructuring actions. In addition, the third quarter of 2015 was negatively impacted by 1.9 percentage points due to margin dilution related to the Capital Safety acquisition.

Nine Months 2016 results:

Sales in Safety and Graphics totaled $4.4 billion, an increase of 3.3 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent, and foreign currency translation reduced sales by 1.9 percent. Acquisitions added 5.3 percent, while divestitures reduced sales by 2.3 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, commercial solutions, and personal safety, while sales declined in traffic safety and security.
•	Sales increased 4 percent in Latin America/Canada, 3 percent in the United States and 1 percent in Asia Pacific, while sales in EMEA were flat.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business as discussed in Note 2.

Operating income:

•	Operating income totaled $1.1 billion, up 9.5 percent.
•

Operating income margins were 25.7 percent of sales, compared to 24.2 percent in the same period last year, benefiting from higher selling prices and lower raw material costs, plus fourth quarter 2015 restructuring actions. In addition, the third quarter of 2015 was negatively impacted by 0.7 percentage points due to margin dilution related to the Capital Safety acquisition.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales (millions)	$1,361	$1,346	$4,148	$4,039
Sales change analysis:
Organic local currency	1.5%	3.7%	4.2%	3.3%
Acquisitions	—	0.9	0.3	0.8
Translation	(0.4)	(7.8)	(1.8)	(7.5)
Total sales change	1.1%	(3.2)%	2.7%	(3.4)%

Operating income (millions)	$429	$432	$1,344	$1,280
Percent change	(0.6)%	0.1%	5.0%	(1.0)%
Percent of sales	31.5%	32.1%	32.4%	31.7%

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

Third Quarter 2016 results:

Health Care sales totaled $1.4 billion, an increase of 1.1 percent in U.S. dollars. Organic local-currency sales increased 1.5 percent, and foreign currency translation reduced sales by 0.4 percent.

On an organic local-currency sales basis:

•	Sales growth was below recent trends, and 3M expects soft market conditions to persist in the near term.
•	Sales growth was led by food safety, along with positive contributions from drug delivery systems, critical and chronic care, and health information systems.
•	Sales in oral care solutions were flat, impacted by soft market conditions in the U.S.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, 3 percent in Latin America/Canada and 2 percent in EMEA, while sales in the U.S. were flat.
•	In developing markets, Health Care organic local-currency sales grew 3 percent, a slowdown compared to previous quarters.

Operating income:

•	Operating income decreased 0.6 percent to $429 million.
•	Operating income margins remained strong at 31.5 percent, compared to 32.1 percent in the same period last year. 3M continued to accelerate growth investments across the business in the third quarter.

In September 2016, 3M acquired all of the outstanding shares of Semfinder AG and Sembrowser AG (collectively, “Semfinder”), headquartered in Kreuzlingen, Switzerland. Semfinder is a leading developer of precision software that enables efficient coding of medical procedures in multiple languages.

First Nine Months 2016 results:

Health Care sales totaled $4.1 billion, an increase of 2.7 percent in U.S. dollars. Organic local-currency sales increased 4.2 percent, acquisitions added 0.3 percent, and foreign currency translation reduced sales by 1.8 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based across the Health Care portfolio, led by food safety, drug delivery systems, and critical and chronic care.
•	On a geographic basis, sales increased 8 percent in Asia Pacific, 6 percent in Latin America/Canada, 4 percent in EMEA, and 2 percent in the United States.
•	In developing markets, Health Care organic local-currency sales grew 8 percent.
•	3M continues to increase investments across the businesses to drive efficient growth into the future.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp, a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income increased 5.0 percent to $1.3 billion.
•

Operating income margins were 32.4 percent, compared to 31.7 percent in the same period last year, driven by the combination of higher selling prices and lower raw material costs, plus organic volume increases.

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

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales (millions)	$1,293	$1,397	$3,618	$4,033
Sales change analysis:
Organic local currency	(8.1)%	(1.7)%	(9.6)%	0.2%
Divestitures	—	(0.8)	—	(0.8)
Translation	0.6	(4.5)	(0.7)	(4.2)
Total sales change	(7.5)%	(7.0)%	(10.3)%	(4.8)%

Operating income (millions)	$312	$344	$749	$907
Percent change	(9.1)%	1.1%	(17.4)%	5.1%
Percent of sales	24.2%	24.6%	20.7%	22.5%

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

Third Quarter 2016 results:

Electronics and Energy sales totaled $1.3 billion, down 7.5 percent in U.S. dollars. Organic local-currency sales declined 8.1 percent, and foreign currency translation increased sales by 0.6 percent.

On an organic local-currency sales basis:

•

Sales decreased 8 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. Market challenges persisted across most consumer electronic applications, which impacted volume growth. Channel inventory levels have improved versus earlier in the year, but further adjustments occurred in the third quarter.

•

Sales decreased 9 percent in 3M’s energy-related businesses, with declines in telecommunications, electrical markets and renewable energy. 3M exited its renewable energy backsheet business in December 2015, which contributed to the reduction in energy-related sales.

•

On a geographic basis, sales declined 4 percent in EMEA, 5 percent in the United States, and 6 percent in Latin America/Canada. Sales declined 10 percent in Asia Pacific, impacted by both electronics and energy market weakness.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 9.1 percent to $312 million.
•	Operating income margins were 24.2 percent compared to 24.6 percent in the same period last year, as lower organic volume was only partially offset by lower raw material costs.

First Nine Months 2016 results:

Electronics and Energy sales totaled $3.6 billion, down 10.3 percent in U.S. dollars. Organic local-currency sales declined 9.6 percent, and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•

Sales decreased 13 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. 3M continues to be impacted by weak end market demand across most consumer electronic applications.

•

Sales decreased approximately 4 percent in 3M’s energy-related businesses, with declines in telecommunications, electrical markets, and renewable energy. 3M exited its renewable energy backsheet business in December 2015, which contributed to the reduction in energy-related sales.

•

On a geographic basis, sales were flat in EMEA, and declined 2 percent in both Latin America/Canada and the United States. Sales declined 14 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 17.4 percent to $749 million.
•	Operating income margins were 20.7 percent compared to 22.5 percent in the same period last year, as lower organic volume was only partially offset by lower raw material costs.
•

In addition, as announced in late April 2016, 3M took actions within Electronics and Energy in the second quarter to better position the business going forward, with the majority of these actions impacting the electronics side of the business. These actions reduced first nine months 2016 operating income margins.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales (millions)	$1,209	$1,162	$3,388	$3,321
Sales change analysis:
Organic local currency	2.9%	5.0%	2.8%	3.5%
Translation	1.1	(6.2)	(0.8)	(5.7)
Total sales change	4.0%	(1.2)%	2.0%	(2.2)%

Operating income (millions)	$317	$293	$836	$792
Percent change	8.3%	7.5%	5.6%	6.8%
Percent of sales	26.2%	25.2%	24.7%	23.8%

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

Third Quarter 2016 results:

Consumer sales totaled $1.2 billion, up 4.0 percent in U.S. dollars. Organic local-currency sales increased 2.9 percent, and foreign currency translation increased sales by 1.1 percent.

On an organic local-currency sales basis:

•	Sales grew across all businesses, led by home improvement and home care.
•	Within home improvement, mounting products, painter’s tape, and filters (used for furnaces and air conditioners), all posted strong growth.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, 4 percent in the United States, 2 percent in Latin America/Canada, and declined 5 percent in EMEA.

Operating income:

•	Operating income was $317 million, up 8.3 percent from the same period last year.
•

Operating income margins were 26.2 percent, up from 25.2 percent in the same period last year, benefiting from the combination of higher selling prices and lower raw material costs. In addition, broad-based organic sales growth, prioritization of investments, and productivity efforts contributed to strong operating income margin performance.

First Nine Months 2016 results:

Consumer sales totaled $3.4 billion, up 2.0 percent in U.S. dollars. Organic local-currency sales increased 2.8 percent, and foreign currency translation reduced sales by 0.8 percent.

On an organic local-currency sales basis:

•	Sales growth was led by home improvement, in addition to consumer health care.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, and 4 percent in the United States, were flat in Latin America/Canada, and declined 4 percent in EMEA.

Operating income:

•	Operating income was $836 million, up 5.6 percent from the same period last year.
•

Operating income margins were 24.7 percent, up from 23.8 percent in the same period last year, benefiting from the combination of higher selling prices and lower raw material costs, in addition to broad-based organic sales growth and ongoing productivity efforts.

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

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. Effective July 15, 2016, this program was increased to a maximum of $5 billion outstanding from a previous program size of $3 billion.

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

The Company’s total debt was $1.564 billion higher at September 30, 2016 when compared to December 31, 2015, with the increase primarily due to May 2016 and September 2016 debt issuances, partially offset by the September 2016 repayment of $1 billion aggregate principal amount of medium-term notes. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F). As of September 30, 2016, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above, is approximately $11.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt).

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at September 30, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2016, this ratio was approximately 48 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $273 million in stand-alone letters of credit and $32 million in bank guarantees were also issued and outstanding at September 30, 2016. These lines of credit are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At September 30, 2016, 3M had $2.7 billion of cash, cash equivalents and marketable securities, of which approximately $1.9 billion was held by the Company’s foreign subsidiaries and approximately $780 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. Specifics concerning marketable securities investments are provided in Note 7. At December 31, 2015, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $1.7 billion and $200 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. The following table provides net debt as of September 30, 2016, and December 31, 2015.

	September 30,	December 31,
(Millions)	2016	2015

Total Debt	$12,361	$10,797
Less: Cash and cash equivalents and marketable securities	2,680	1,925
Net Debt (non-GAAP measure)	$9,681	$8,872

In the first nine months of 2016, net debt increased by $809 million to a net debt balance of $9.7 billion, impacted by the May 2016 and September 2016 debt issuances. This increase was partially offset by the September 2016 repayment of $1 billion aggregate principal amount of medium-term notes.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of future investment opportunities. The Company will continue to invest in its operations to drive both organic growth and acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.779 billion at September 30, 2016, compared with $3.868 billion at December 31, 2015, an increase of $1.911 billion. Current asset balance changes increased working capital by $1.193 billion, impacted by higher accounts receivable balances, which are discussed further below, in addition to higher cash, cash equivalents, and marketable securities balances. Current liability balance changes increased working capital by $718 million, driven by lower short-term debt balances.

The Company uses working capital measures that place emphasis and focus on certain working capital assets. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. These measures include accounts receivable turns (defined as quarterly net sales multiplied by 4 divided by ending accounts receivable – net) and inventory turns (defined as quarterly manufacturing cost multiplied by 4 divided by ending inventory). For inventory turns calculation purposes, manufacturing cost is defined as cost of sales less freight and engineering costs. Freight and engineering cost totaled

$164 million for the third quarter of 2016 and $159 million for both the fourth quarter of 2015 and the third quarter of 2015.

Accounts receivable increased $589 million, or approximately 14%, compared with December 31, 2015, as higher September 2016 sales compared to December 2015 sales contributed to this increase. Accounts receivable increased $133 million compared to the same quarter last year. Accounts receivable turns were 6.50 at September 30, 2016, compared to 7.03 at December 31, 2015 and 6.69 at September 30, 2015. Inventories increased $93 million, or approximately 3.0 percent, compared with December 31, 2015, and decreased $98 million when compared to September 30, 2015. Inventory turns were 4.08 at September 30, 2016, down from 4.17 at December 31, 2015, but an improvement from 4.01 at September 30, 2015.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2016	2015

Net income including noncontrolling interest	$3,902	$3,802
Depreciation and amortization	1,090	1,038
Company pension contributions	(320)	(213)
Company postretirement contributions	(3)	(3)
Company pension expense	144	319
Company postretirement expense	36	99
Stock-based compensation expense	244	233
Income taxes (deferred and accrued income taxes)	55	(195)
Excess tax benefits from stock-based compensation	—	(137)
Accounts receivable	(469)	(478)
Inventories	(15)	(139)
Accounts payable	(107)	(112)
Other — net	(104)	(132)
Net cash provided by operating activities	$4,453	$4,082

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2016, cash flows provided by operating activities increased $371 million compared to the same period last year, with this increase primarily due to lower year-on-year cash taxes and lower pension expense, a year-on-year improvement in inventory, plus an improvement in net income. These items were partially offset by higher Company pension contributions. The combination of accounts receivable, inventories and accounts payable increased working capital by $591 million in the first nine months of 2016, compared to working capital increases of $729 million in the first nine months of 2015. Additional discussion on working capital changes is provided earlier in the “Financial

Condition and Liquidity” section. Information concerning pension and postretirement contributions and expense is provided in Note 9, with additional discussion in the preceding Results of Operations section. Other-net in the preceding table reflects a reduction in cash flows from operating activities, partially due to a $40 million divestiture gain in 2016 (discussed in Note 2), as cash divestiture activity is presented as proceeds from sale of businesses within investing activities, not operating activities.

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2016	2015

Purchases of property, plant and equipment (PP&E)	$(984)	$(1,015)
Proceeds from sale of PP&E and other assets	18	17
Acquisitions, net of cash acquired	(17)	(2,910)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(242)	1,256
Proceeds from sale of businesses	56	19
Other investing activities	(4)	22
Net cash used in investing activities	$(1,173)	$(2,611)

Capital spending was $984 million in the first nine months of 2016, compared to $1.015 billion in the first nine months of 2015. The Company expects 2016 capital spending to be in the range of $1.4 billion to $1.5 billion.

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first nine months of 2016 related to the divestiture of the assets of the pressurized polyurethane foam adhesives business (formerly known as Polyfoam) business within the Industrial business segment and the completion of the divestiture of the Library business within the Safety and Graphics business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Net proceeds from maturities and sale of marketable securities in the first nine months of 2015 were used to help fund the August 2015 acquisitions of Capital Safety and Membrana. Refer to Note 7 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2016	2015

Change in short-term debt — net	$(498)	$1,160
Repayment of debt (maturities greater than 90 days)	(992)	(793)
Proceeds from debt (maturities greater than 90 days)	2,832	3,420
Total cash change in debt	$1,342	$3,787
Purchases of treasury stock	(2,829)	(4,104)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	741	518
Dividends paid to shareholders	(2,014)	(1,933)
Excess tax benefits from stock-based compensation	—	137
Other — net	(20)	(99)
Net cash used in financing activities	$(2,780)	$(1,694)

2016 Debt Activity (first nine months):

Total debt at September 30, 2016 was $12.4 billion, up from $10.8 billion at year-end 2015, with the increase primarily due to May 2016 debt issuances (approximately $1.1 billion at issue date exchange rates) and September 2016 debt issuances of approximately $1.75 billion. This increase was partially offset by the repayment of $1 billion aggregate principal amount of medium-term notes due September 2016 along with the net impact of repayments and borrowings by international subsidiaries, which is reflected in “Change in short-term debt—net” in the preceding table. Total debt was 51 percent of total capital (total capital is defined as debt plus equity) at September 30, 2016, compared to 48 percent of total capital at year-end 2015.

Proceeds from debt for the nine-months ended September 30, 2016, primarily related to the May 2016 issuance of 500 million Euros aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022, and 500 million Euros aggregate principal amount of 15-year fixed rate medium-term notes due 2031 along with the September 2016 issuances of $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 (refer to Note 8 for more detail).

2015 Debt Activity (first nine months):

Changes in short-term debt for the nine months ended September 30, 2015 primarily related to commercial paper issuances ($800 million), but also included bank borrowings by international subsidiaries. Repayment of debt primarily related to debt assumed (and paid off) as part of the Capital Safety acquisition.

Proceeds from debt for the nine-months ended September 30, 2015, primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate totaled approximately $1.9 billion at issue date exchange rates. In addition, August 2015 issuances included $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025, which in aggregate total $1.5 billion.

Repurchases of Common Stock:

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2016, the Company purchased $2.829 billion of its own stock, compared to $4.104 billion in the first nine months of 2015. The Company expects full-year 2016 gross share repurchases will be in the range of $3.5 billion to $4.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

Dividends Paid to Shareholders:

Cash dividends paid to shareholders totaled $2.014 billion in the first nine months of 2016, compared to $1.933 billion in the first nine months of 2015. 3M has paid dividends each year since 1916. In February 2016, 3M’s Board of Directors declared a first quarter 2016 dividend of $1.11 per share, an increase of 8 percent. This is equivalent to an annual dividend of $4.44 per share and marked the 58th consecutive year of dividend increases for 3M. In May 2016, 3M’s Board of Directors declared a second quarter 2016 dividend of $1.11 per share, and in August 2016 declared a third quarter 2016 dividend of $1.11 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they function as useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of operating, investing and financing cash flows along with free cash flow details for the nine months ended September 30, 2016 and 2015.

	Nine months ended
	September 30,
(Millions)	2016	2015

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$4,453	$4,082
Net cash used in investing activities	(1,173)	(2,611)
Net cash used in financing activities	(2,780)	(1,694)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$4,453	$4,082
Purchases of property, plant and equipment (PP&E)	(984)	(1,015)
Free cash flow	$3,469	$3,067
Net income attributable to 3M	$3,895	$3,795
Free cash flow conversion	89%	81%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 17, 2016 (which updated 3M’s 2015 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2016. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2016	4,867,209	$141.70	4,867,019	$777
February 1-29, 2016	1,593,234	$153.47	1,590,500	$9,756
March 1-31, 2016	1,094,083	$162.58	1,091,293	$9,578
Total January 1-March 31, 2016	7,554,526	$147.21	7,548,812	$9,578
April 1-30, 2016	1,543,073	$167.78	1,538,003	$9,320
May 1-31, 2016	1,695,626	$167.90	1,695,200	$9,036
June 1-30, 2016	1,712,490	$169.72	1,712,490	$8,745
Total April 1-June 30, 2016	4,951,189	$168.49	4,945,693	$8,745
July 1-31, 2016	1,351,737	$178.63	1,351,044	$8,504
August 1-31, 2016	1,529,161	$179.33	1,528,801	$8,230
September 1-30, 2016	1,416,264	$177.68	1,416,264	$7,978
Total July 1-September 30, 2016	4,297,162	$178.57	4,296,109	$7,978
Total January 1-September 30, 2016	16,802,877	$161.50	16,790,614	$7,978

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 1, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2016 and 2015, (ii) the Consolidated Statement of Comprehensive Income for the three-month and nine-month periods ended September 30, 2016 and 2015 (iii) the Consolidated Balance Sheet at September 30, 2016 and December 31, 2015, (iv) the Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: November 1, 2016

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)