Form 10-K
period 2016-12-31
3M CO
filed 2017-02-09
CIK 66740

low

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $104.2 billion as of January 31, 2017 (approximately $105.8 billion as of June 30, 2016, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2017: 596.2 million

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2016) for its annual meeting to be held on May 9, 2017, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2016

Pursuant to Part IV, Item 16, a summary of Form 10-K content follows, including hyperlinked cross-references (in the EDGAR filing). This allows users to easily locate the corresponding items in Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that will be incorporated by reference from the proxy statement, which will be filed after this Form 10-K filing.

3M COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

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

3M also makes available free of charge through its website (http://investors.3M.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

At December 31, 2016, the Company employed 91,584 people (full-time equivalents), with 35,745 employed in the United States and 55,839 employed internationally.

Business Segments

As described in Notes 3 and 16, effective in the first quarter of 2016, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. Business segment information presented herein reflects the impact of these changes for all periods presented.

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

Industrial Business: The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, separation and purification products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. 3M develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. In August 2015, 3M acquired assets and liabilities associated with Polypore International, Inc.’s Separations Media business, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments. In the first quarter of 2016, 3M sold the assets of its pressurized polyurethane foam adhesives business, and in October 2016 sold the assets of its adhesive-backed temporary protective films business (both discussed further in Note 2).

Major industrial products include vinyl, polyester, foil and specialty industrial tapes and adhesives; Scotch® Masking Tape, Scotch® Filament Tape and Scotch® Packaging Tape; packaging equipment; 3M™ VHB™ Bonding Tapes; conductive, low surface energy, sealants, hot melt, spray and structural adhesives; reclosable fasteners; label materials for durable goods; coated, nonwoven and microstructured surface finishing and grinding abrasives for the industrial market; a comprehensive line of filtration products for the separation, clarification and purification of fluids and gases; and fluoroelastomers for seals, tubes and gaskets in engines.

Major industrial products used in the transportation industry include insulation components, including Thinsulate™ Acoustic Insulation and components for cabin noise reduction and catalytic converters; functional and decorative graphics; abrasion-resistant films; adhesives; sealants; masking tapes; fasteners and tapes for attaching nameplates, trim, moldings, interior panels and carpeting; coated, nonwoven and microstructured finishing and grinding abrasives; structural adhesives; and other specialty materials. In addition, 3M provides paint finishing and detailing products, including a complete system of cleaners, dressings, polishes, waxes and other products.

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

This segment’s products include personal protection products, such as certain disposable and reusable respirators, fall protection equipment, personal protective equipment, head and face protection, body protection, hearing protection and protective eyewear, plus reflective materials that are widely used on apparel, footwear and accessories, enhancing visibility in low-light situations.

In traffic safety and security, 3M provides reflective sheeting used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems, in addition to electronic surveillance products, and films that protect against counterfeiting. Traffic safety and security also provides finger, palm, face and iris biometric systems for governments, law enforcement agencies, and commercial enterprises, in addition to remote people-monitoring technologies used for offender-monitoring applications. In December 2015, 3M sold Faab Fabricauto, a French manufacturer of license plates and signage solutions, and in the first quarter of 2016 completed the sale of its library systems business (both discussed further in Note 2).

Major commercial graphics products include films, inks, and related products used to produce graphics for vehicles, signs and interior surfaces. Other segment products include spill-control sorbents; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles.

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

This segment’s electronics solutions include the display materials and systems business, which provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. This segment also provides desktop and notebook computer screen filters that address display light control, privacy, and glare reduction needs. Major electronics products also include packaging and interconnection devices; high performance fluids and abrasives used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; and high-temperature and display tapes. Flexible circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet printer cartridges, cell phones and electronic devices. This segment also includes touch systems products, including touch screens, touch monitors, and touch sensor components. In December 2016, 3M sold the assets of its cathode battery technology out-licensing business (discussed further in Note 2).

This segment’s energy solutions include electrical products, including infrastructure protection, telecommunications, and renewable energy. This segment serves the world’s electrical and telecommunications markets, including electrical utilities, electrical construction, maintenance and repair, original equipment manufacturers (OEM), telecommunications central office, outside plant and enterprise, as well as aerospace, military, automotive and medical markets, with products that enable the efficient transmission of electrical power and speed the delivery of information. Products in this segment include pressure sensitive tapes and resins, electrical insulation, a wide array of fiber-optic and copper-based telecommunications systems for rapid deployment of fixed and wireless networks, as well as the 3M™ Aluminum Conductor Composite Reinforced (ACCR) electrical power cable that increases transmission capacity for existing power lines. This segment also includes renewable energy component solutions for the solar and wind power industries, as well as infrastructure products solutions that provide municipalities both protection and detection solutions for electrical, oil, natural gas, water, rebar and other infrastructure assets.

Consumer Business: The Consumer segment serves markets that include consumer retail, office retail, office business to business, home improvement, drug and pharmacy retail, and other markets. Products in this segment include office supply products, stationery products, home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales and profit growth. Research, development and related expenses totaled $1.735 billion in 2016, $1.763 billion in 2015 and $1.770 billion in 2014. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.225 billion in 2016, $1.223 billion in 2015 and $1.193 billion in 2014. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Raw Materials

In 2016, the Company experienced declining costs for most raw material categories and transportation fuel, due largely to price decreases in crude oil and the derivative chemical feedstock markets. This in turn drove year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts, price protection agreements and commodity price swaps.

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

In 2016, 3M expended about $28 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s emphasis on environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $70 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 9, 2017).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2012-2016
Inge G. Thulin	63	Chairman of the Board, President and Chief Executive Officer	2012	President and Chief Executive Officer, 2012 Executive Vice President and Chief Operating Officer, 2011-2012

James L. Bauman	57	Executive Vice President, Electronics and Energy Business Group	2015	Senior Vice President, Business Transformation, Americas, 2015 Senior Vice President, Asia Pacific, 2012-2014 Vice President and General Manager, Optical Systems Division, 2008-2012

Julie L. Bushman	55	Senior Vice President, Business Transformation and Information Technology	2013	Executive Vice President, Safety and Graphics, 2012-2013 Executive Vice President, Safety, Security and Protection Services Business, 2011-2012

Joaquin Delgado	56	Executive Vice President, Consumer Business Group	2016	Executive Vice President, Health Care Business Group 2012-2016 Executive Vice President, Electro and Communications Business, 2009-2012

Ivan K. Fong	55	Senior Vice President, Legal Affairs and General Counsel	2012	General Counsel, U.S. Department of Homeland Security, 2009-2012

Nicolas C. Gangestad	52	Senior Vice President and Chief Financial Officer	2014	Vice President, Corporate Controller and Chief Accounting Officer, 2011-2014

Executive Officers (continued)

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2012-2016
Paul A. Keel	47	Senior Vice President, Supply Chain	2014	Managing Director, 3M United Kingdom-Ireland Region, 2013-2014 Vice President and General Manager, Skin and Wound Care Division, 2010-2013

Ashish K. Khandpur	49	Senior Vice President, Research and Development, and Chief Technology Officer	2014

Vice President and General Manager, Personal Safety Division, 2014

Vice President, Research and Development, Industrial Business Group, 2013

Vice President, Research and Development, Industrial and Transportation Business, 2012

Jon T. Lindekugel	52	Senior Vice President, Business Development and Marketing-Sales	2015	Senior Vice President, Business Development, 2014-2015 President, Health Information Systems Inc., 2008-2014

Frank R. Little	56	Executive Vice President, Safety and Graphics Business Group	2013	Vice President and General Manager, Personal Safety Division, 2013 Vice President and General Manager, Occupational Health and Environmental Safety Division, 2011-2012

Marlene M. McGrath	54	Senior Vice President, Human Resources	2012	Vice President, Human Resources, International Operations, 2010-2012

Kimberly F. Price	57	Senior Vice President, Corporate Communications and Enterprise Services	2016	Vice President, 3Mgives, 2013-2015 Vice President, Community Affairs, 2012-2013 Assistant General Counsel, Office of General Counsel, 2000-2012

Michael F. Roman	57	Executive Vice President, Industrial Business Group	2014	Senior Vice President, Business Development, 2013-2014 Vice President and General Manager, Industrial Adhesives and Tapes Division, 2011-2013

Hak Cheol Shin	59	Executive Vice President, International Operations	2011

Michael G. Vale	50	Executive Vice President, Health Care Business Group	2016	Executive Vice President, Consumer Business Group, 2012-2016 Executive Vice President, Consumer and Office Business, 2011-2012

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 81 manufacturing facilities in 29 states. The Company operates 122 manufacturing and converting facilities in 36 countries outside the United States.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2016, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2017, there were 81,443 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $1.11 per share for each quarter in 2016. Cash dividends declared and paid totaled $1.025 per share for each of the second, third, and fourth quarters of 2015. Cash dividends declared in the fourth quarter of 2014 included a dividend paid in March 2015 of $1.025 per share. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016 High	$167.50	$175.14	$182.27	$180.06	$182.27
2016 Low	134.64	163.17	173.51	163.85	134.64
2015 High	$170.50	$167.70	$157.94	$160.09	$170.50
2015 Low	157.74	153.92	134.00	138.57	134.00

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

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2016	4,867,209	$141.70	4,867,019	$777
February 1-29, 2016	1,593,234	$153.47	1,590,500	$9,756
March 1-31, 2016	1,094,083	$162.58	1,091,293	$9,578
Total January 1-March 31, 2016	7,554,526	$147.21	7,548,812	$9,578
April 1-30, 2016	1,543,073	$167.78	1,538,003	$9,320
May 1-31, 2016	1,695,626	$167.90	1,695,200	$9,036
June 1-30, 2016	1,712,490	$169.72	1,712,490	$8,745
Total April 1-June 30, 2016	4,951,189	$168.49	4,945,693	$8,745
July 1-31, 2016	1,351,737	$178.63	1,351,044	$8,504
August 1-31, 2016	1,529,161	$179.33	1,528,801	$8,230
September 1-30, 2016	1,416,264	$177.68	1,416,264	$7,978
Total July 1-September 30, 2016	4,297,162	$178.57	4,296,109	$7,978
October 1-31, 2016	1,753,259	$169.12	1,753,259	$7,682
November 1-30, 2016	2,097,600	$171.03	2,097,600	$7,323
December 1-31, 2016	1,510,478	$176.68	1,510,478	$7,056
Total October 1-December 31, 2016	5,361,337	$171.99	5,361,337	$7,056
Total January 1-December 31, 2016	22,164,214	$164.04	22,151,951	$7,056

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Years ended December 31:
Net sales	$30,109	$30,274	$31,821	$30,871	$29,904
Net income attributable to 3M	5,050	4,833	4,956	4,659	4,444
Per share of 3M common stock:
Net income attributable to 3M — basic	8.35	7.72	7.63	6.83	6.40
Net income attributable to 3M — diluted	8.16	7.58	7.49	6.72	6.32
Cash dividends declared per 3M common share	4.44	3.075	3.59	3.395	2.36
Cash dividends paid per 3M common share	4.44	4.10	3.42	2.54	2.36
At December 31:
Total assets	$32,906	$32,883	$31,374	$33,304	$34,006
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	10,723	8,799	6,764	4,367	4,970

Cash dividends declared and paid totaled $1.11 per share for each quarter in 2016. In 2015, 3M’s Board of Directors declared a second, third, and fourth quarter dividend of $1.025 per share, which resulted in total year 2015 declared dividends of $3.075 per share. In December 2014, 3M’s Board of Directors declared a first-quarter 2015 dividend of $1.025 per share (paid in March 2015), which when added to second, third, and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first-quarter 2014 dividend of $0.855 per share (paid in March 2014). This resulted in total year 2013 declared dividends of $3.395 per share, with $2.54 per share paid in 2013 and the additional $0.855 per share paid in March 2014. Total assets have been immaterially revised for prior periods as discussed in Note 1, Significant Accounting Policies, Basis of Presentation.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 16,  effective in the first quarter of 2016, 3M made a product line reporting change involving two of its business segments. Segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Any references to “Membrana” refer to the former Separations Media business acquired by 3M from Polypore in 2015.

Earnings per share (EPS) attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for 2016 compared to 2015, and 2015 compared to 2014.

	Year ended
	December 31,
(Earnings per diluted share)	2016	2015
Same period last year	$7.58	$7.49
Increase/(decrease) in earnings per share - diluted, due to:
Operational benefits	0.16	0.42
2015 restructuring charges	0.14	(0.14)
Acquisitions and divestitures	0.14	(0.02)
Foreign exchange impacts	(0.14)	(0.43)
Net interest expense	(0.05)	(0.02)
Income tax rate	0.09	—
Shares of common stock outstanding	0.24	0.28
Current period	$8.16	$7.58

Year 2016 versus Year 2015 EPS:

For total year 2016, net income attributable to 3M was $5.050 billion, or $8.16 per diluted share, compared to $4.833 billion, or $7.58 per diluted share, in 2015, an increase of 7.7 percent on a per diluted share basis. Operational benefits increased earnings, helped by lower defined benefit pension and postretirement expenses. Operational benefits also included the combination of higher selling prices and lower raw material costs, in addition to productivity benefits related to the fourth quarter 2015 restructuring. These operational benefits were partially offset by the impact of flat organic sales and lower asset utilization. Restructuring actions resulted in an after-tax charge of 14 cents per diluted share in 2015, which provided a year-on-year benefit in 2016.

Acquisition and divestiture impacts, which are measured for the first twelve months post-transaction, related to the acquisitions of Membrana and Capital Safety (third quarter 2015) and Semfinder (September 2016), and the divestitures of Polyfoam (first quarter 2016), the library systems business (fourth quarter 2015/first quarter 2016), and the license plate converting business in France (fourth quarter 2015). In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business and its cathode battery technology out-licensing business. On a combined basis, these acquisition/divestiture year-on-year impacts resulted in a 14 cents per diluted share benefit to earnings per share in 2016, driven by solid performances from 2015 acquisitions and year-on-year divestiture gains. Refer to Note 2 for further discussion of these acquisition/divestiture impacts.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $127 million year-on-year in 2016, excluding the impact of foreign currency changes on tax rates. This is equivalent to a year-on-year decrease of 14 cents per diluted share for 2016.

Over the past few years, 3M has taken actions to better optimize its capital structure and reduce its cost of capital by adding debt. These actions have led to an increase in interest expense year-on-year in 2016, largely due to higher average debt balances.

The income tax rate was 28.3 percent in 2016, a decline of 0.8 percentage points versus last year. The 2016 change in tax rate was driven by a number of factors as referenced in Note 8, including the first quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-09 (discussed in Note 1).

Weighted-average diluted shares outstanding in 2016 declined 3 percent versus last year, which benefited earnings per share. The benefits from share repurchases, net of issuances, were partially offset by the adoption of ASU No. 2016-09, which increased the calculated number of diluted shares in 2016.

Refer to the section entitled “Results of Operations” for further discussion.

Year 2015 versus Year 2014 EPS:

For total year 2015, net income attributable to 3M was $4.833 billion, or $7.58 per diluted share, compared to $4.956 billion, or $7.49 per diluted share, in 2014, an increase of 1.2 percent on a per diluted share basis. Operational benefits include the combination of selling price increases and raw material cost decreases, partially offset by higher pension/postretirement benefit costs. Restructuring actions (discussed in Note 4) resulted in an after-tax charge of 14 cents per diluted share. Acquisition and divestiture impacts primarily relate to the Capital Safety and Membrana acquisitions, and the divestitures of the license plate converting business in France and substantially all of the library systems business. Foreign exchange impacts decreased earnings per diluted share by approximately 43 cents year-on-year, driven by average year-on-year changes in foreign exchange rates in the Euro of 17 percent, Yen of 12 percent, and Brazil Real of 30 percent. The income tax rate was largely unchanged year-on-year. Weighted-average diluted shares outstanding in 2015 declined 3.7 percent year-on-year to 637.2 million, which increased earnings per diluted share by approximately 28 cents. Refer to the section entitled “Results of Operations” for further discussion.

Fourth-quarter 2016 sales and operating income results:

Fourth-quarter 2016 net income attributable to 3M was $1.155 billion, or $1.88 per diluted share, compared to $1.038 billion, or $1.66 per diluted share, in the fourth quarter of 2015. Fourth-quarter 2016 sales totaled $7.3 billion, an increase of 0.4 percent from the fourth quarter of 2015. Organic-local currency sales increased 1.6 percent, with organic volume increases of 1.5 percent and higher selling prices contributing 0.1 percent. Divestitures reduced sales by 0.4 percent, which related to the fourth quarter 2015 sale of both the license plate converting business in France, along with substantially all of the library systems business. In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business and its cathode battery technology out-licensing business. Foreign currency translation reduced sales by 0.8 percent year-on-year.

From a business segment perspective, 3M achieved organic local-currency sales growth (which includes organic volume and selling price impacts) in Industrial, Safety and Graphics, and Health Care, with declines in Electronics and Energy, and Consumer.

On an organic local-currency sales basis:

•

Sales increased 4.6 percent in Industrial, with sales growth led by automotive OEM, advanced materials, separation and purification, and automotive aftermarket. Sales declined in aerospace and commercial transportation.

•	Sales increased 2.2 percent in Safety and Graphics, with sales increases in roofing granules, personal safety, and commercial solutions. Sales declined in traffic safety and security.
•

Sales increased 1.3 percent in Health Care, with sales increases in food safety, critical and chronic care, drug delivery systems, and infection prevention. Sales declined slightly in oral care, as this business continued to be impacted by soft end-market conditions and channel inventory adjustments. Health information systems also declined due to a slower rate of software installations in a tougher market over the past year, along with a challenging comparison against last year’s fourth quarter.

•

Sales decreased 0.6 percent in Electronics and Energy. Electronics-related sales were flat, with growth in electronics materials solutions more than offset by a decline in display materials and systems. This was an improvement over recent quarters as end-market conditions and channel inventories became more stable. Energy-related sales declined 2 percent as growth in telecommunications markets was offset by declines in electrical markets, and renewable energy. In December 2015, 3M exited its backsheet business in renewable energy, which reduced energy-related organic sales by 3.5 percent year-on-year.

•

Sales decreased 0.7 percent in the Consumer business segment. Despite channel inventory adjustments, 3M posted organic growth in the home improvement, consumer health care, and home care businesses. The stationery and office supplies business, which was most impacted by channel inventory adjustments, declined year-on-year.

From a geographic area perspective, fourth-quarter 2016 organic local-currency sales increased in Latin America/Canada, Asia Pacific, and the United States. Organic local-currency sales declined in EMEA.

On an organic local-currency sales basis:

•

Sales in Latin America/Canada increased 4.1 percent. 3M saw growth in four of its five business segments, led by Health Care. Sales in Mexico increased 10 percent, Canada was up 3 percent and Brazil increased 1 percent.

•

Sales in Asia Pacific increased 2.4 percent, led by Health Care and Consumer. This growth was partially offset by a decline in Electronics and Energy. Within Asia Pacific, sales increased 6 percent in China/Hong Kong, and increased 3 percent in Japan. Excluding our electronics-related businesses, China/Hong Kong was up 11 percent and Japan grew 2 percent.

•	Organic local-currency sales in the United States increased 1.2 percent, led by Industrial, Health Care, and Safety and Graphics.
•

Organic local-currency sales in EMEA declined 2.4 percent. West Europe declined 1 percent, as growth in Safety and Graphics, and Industrial, was more than offset by declines in other business groups. Central East Europe and Middle East Africa declined 6 percent, impacted by ongoing challenges in Saudi Arabia and Turkey, which 3M expects to persist in the near term.

Operating income in the fourth quarter of 2016 was 22.7 percent of sales, compared to 20.5 percent of sales in the fourth quarter of 2015, an increase of 2.2 percentage points. The year-on-year comparison related to 2015 restructuring charges increased operating income margins by 1.6 percentage points. In addition, lower pension/postretirement benefit costs, raw material cost decreases, year-on-year divestiture gains, and productivity benefits improved operating income margins. These benefits were partially offset by strategic investments and legal costs, with these items discussed on an annual basis in the “Operating income margin” section.

Year 2016 sales and operating income results:

Sales totaled $30.1 billion, a decrease of 0.5 percent from 2015. Organic local-currency sales declined 0.1 percent, with organic volumes declines of 0.8 percent largely offset by selling price increases of 0.7 percent. Acquisitions added 1.2 percent to sales, while divestitures reduced sales by 0.4 percent. Foreign currency translation reduced sales by 1.2 percent year-on-year.

From a business segment perspective, organic local-currency sales increased 3.5 percent in Health Care, 2.2 percent in Safety and Graphics, 1.9 percent in Consumer, and were flat in Industrial, while sales declined 7.5 percent in Electronics and Energy. From a geographic area perspective, 2016 organic local-currency sales grew 3.7 percent in Latin America/Canada, 0.5 percent in the United States, 0.4 percent in EMEA, and declined 2.8 percent in Asia Pacific. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” for additional detail.

Operating income in 2016 was 24.0 percent of sales, compared to 22.9 percent of sales in 2015, an increase of 1.1 percentage points. Restructuring actions resulted in a pre-tax charge of $114 million in 2015, which provided a year-on-year benefit in 2016. These results also included a benefit from the combination of selling price increases and raw material cost decreases, plus lower pension/postretirement benefit costs. Refer to the section entitled “Results of Operations” for further discussion.

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

From a business segment perspective, organic local-currency sales increased 3.7 percent in Health Care, 3.4 percent in Consumer, 2.4 percent in Safety and Graphics, and 0.4 percent in Industrial, while sales declined 1.5 percent in Electronics and Energy. From a geographic area perspective, 2015 organic local-currency sales grew 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” for additional detail.

Operating income in 2015 was 22.9 percent of sales, compared to 22.4 percent of sales in 2014, an increase of 0.5 percentage points. These results included a benefit from the combination of selling price increases and raw material cost decreases, partially offset by higher pension/postretirement benefit costs and 2015 restructuring charges. Refer to the section entitled “Results of Operations” for further discussion.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the years ended December 31, 2016 and 2015. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for a more detailed discussion of the sales and income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

							2016 vs 2015
	2016			2015			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$10,313	34.3%	$2,376	$10,295	34.0%	$2,256	0.2%	5.3%
Safety and Graphics	5,660	18.8%	1,390	5,515	18.2%	1,305	2.6%	6.6%
Health Care	5,527	18.4%	1,754	5,420	17.9%	1,724	2.0%	1.8%
Electronics and Energy	4,826	16.0%	1,075	5,253	17.4%	1,109	(8.1)%	(3.1)%
Consumer	4,482	14.9%	1,064	4,422	14.6%	1,046	1.3%	1.7%
Corporate and Unallocated	9	—%	(280)	1	—%	(355)	—	—
Elimination of Dual Credit	(708)	(2.4)%	(156)	(632)	(2.1)%	(139)	—	—
Total Company	$30,109	100.0%	$7,223	$30,274	100.0%	$6,946	(0.5)%	4.0%

	Year ended December 31, 2016
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	—%	1.6%	(0.3)%	(1.1)%	0.2%
Safety and Graphics	2.2%	4.0%	(1.9)%	(1.7)%	2.6%
Health Care	3.5%	0.2%	—%	(1.7)%	2.0%
Electronics and Energy	(7.5)%	—%	—%	(0.6)%	(8.1)%
Consumer	1.9%	—%	—%	(0.6)%	1.3%
Total Company	(0.1)%	1.2%	(0.4)%	(1.2)%	(0.5)%

Sales in 2016 decreased 0.5 percent, impacted by foreign currency translation, which reduced sales by 1.2 percent. Organic local-currency sales growth (which includes organic volume and selling price impacts) declined 0.1 percent, acquisitions added 1.2 percent, and divestitures reduced sales by 0.4 percent. Sales in U.S. dollars increased in Safety and Graphics by 2.6 percent, Health Care by 2.0 percent, Consumer by 1.3 percent, and Industrial by 0.2 percent, while sales in Electronics and Energy declined 8.1 percent. All of 3M’s five business segments posted operating income margins of more than 22 percent in 2016. Worldwide operating income margins for 2016 were 24.0 percent, compared to 22.9 percent for 2015.

Sales in 2015 decreased 4.9 percent, substantially impacted by foreign currency translation, which reduced sales by 6.8 percent. Organic local-currency sales growth (which includes organic volume and selling price impacts) was 1.3 percent, acquisitions added 0.8 percent, and divestitures reduced sales by 0.2 percent. Sales in U.S. dollars declined in Consumer by 2.2 percent, Health Care by 2.7 percent, Safety and Graphics by 3.8 percent, and in both Industrial, and Electronics and Energy, sales declined by 6.3 percent. All of 3M’s five business segments posted operating income margins of more than 21 percent in 2015. Worldwide operating income margins for 2015 were 22.9 percent, compared to 22.4 percent for 2014.

Financial condition:

3M generated $6.7 billion of operating cash flow in 2016, an increase of $242 million when compared to 2015. This followed a decrease of  $206 million when comparing 2015 to 2014. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2016, 3M’s Board of

Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, which replaced the Company’s February 2014 repurchase program. This new program has no pre-established end date. In 2016, the Company purchased $3.75 billion of its own stock, compared to purchases of more than $5 billion of its own stock each year in 2015 and 2014. The Company expects to purchase $2.5 billion to $4.5 billion of its own stock in 2017. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This marked the 59th consecutive year of dividend increases for 3M. 3M’s debt to total capital ratio (total capital defined as debt plus equity) was 53 percent at December 31, 2016, 48 percent at December 31, 2015, and 35 percent at December 31, 2014. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an A1 credit rating, with a stable outlook, from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

Raw materials:

In 2016, the Company experienced declining costs for most raw material categories and transportation fuel, due largely to price decreases in crude oil and the derivative chemical feedstock markets. This in turn drove year-on-year cost decreases in many feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is impossible to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories and development and qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts, price protection agreements and commodity price swaps.

Pension and postretirement defined benefit/contribution plans:

On a worldwide basis, 3M’s pension and postretirement plans were 84 percent funded at year-end 2016. The primary U.S. qualified pension plan, which is approximately 68 percent of the worldwide pension obligation, was 90 percent funded and the international pension plans were 85 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2016 for the primary U.S. qualified pension plan were 5.8%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2017 is 7.25%, down 0.25% from 2016. The primary U.S. qualified pension plan year-end 2016 discount rate was 4.21%, down 0.26 percentage points from the year-end 2015 discount rate of 4.47%. The decrease in U.S. discount rates resulted in an increased valuation of the projected benefit obligation (PBO). The plan’s funded status decreased slightly in 2016 as the growth in the PBO increased at a greater rate than the plan assets returned in 2016. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 11 (Pension and Postretirement Benefit Plans).

3M expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans in 2017. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017. 3M expects global defined benefit pension and postretirement expense in 2017 (before settlements, curtailments, special termination benefits and other) to increase by approximately $74 million pre-tax when compared to 2016. Refer to “Critical Accounting Estimates” within MD&A and Note 11 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

Beginning on January 1, 2016, with respect to defined contribution plans, the Company reduced its match on employee 401(k) contributions for U.S. employees. Previously, based on the date the employee was hired, up to 6% of eligible compensation was matched in cash at rates of 60%, 75% or 100%. Beginning in 2016, 5% of eligible compensation is matched at rates of 45%, 60% or 100%, respectively. The reduction in the company’s match reduced 2016 defined contribution pension expense by approximately $30 million.

Year 2017 announced divestitures:

In December 2016, 3M (Safety and Graphics Business) announced that it agreed to sell its identity management business. The transaction is expected to close during the first half of 2017. In January 2017, 3M (Safety and Graphics

Business) sold the assets of its safety prescription eyewear business. The Company expects a pre-tax gain of approximately $500 million in 2017 as a result of these two divestitures. Refer to Note 2 for additional discussion.

RESULTS OF OPERATIONS

Net Sales:

	2016			2015
	U.S.	Intl.	Worldwide	U.S.	Intl.	Worldwide
Net sales (millions)	$12,188	$17,921	$30,109	$12,049	$18,225	$30,274
% of worldwide sales	40.5%	59.5%		39.8%	60.2%
Components of net sales change:
Volume — organic	0.7%	(1.6)%	(0.8)%	1.7%	(0.5)%	0.2%
Price	(0.2)	1.2	0.7	0.4	1.4	1.1
Organic local-currency sales	0.5	(0.4)	(0.1)	2.1	0.9	1.3
Acquisitions	1.3	1.1	1.2	1.2	0.5	0.8
Divestitures	(0.6)	(0.4)	(0.4)	(0.4)	(0.1)	(0.2)
Translation	—	(2.0)	(1.2)	—	(10.7)	(6.8)
Total sales change	1.2%	(1.7)%	(0.5)%	2.9%	(9.4)%	(4.9)%

In 2016, organic local-currency sales declined 0.1 percent, with increases of 3.7 percent in Latin America/Canada, 0.5 percent in the United States, and 0.4 percent in EMEA, while Asia Pacific declined 2.8 percent. Organic local-currency sales growth was 0.2 percent across developing markets, and declined 0.3 percent in developed markets. Worldwide organic local-currency sales grew 3.5 percent in Health Care, 2.2 percent in Safety and Graphics, and 1.9 percent in Consumer, while sales were flat in Industrial, and declined 7.5 percent in Electronics and Energy. Acquisitions added 1.2 percent to worldwide growth, while divestitures reduced worldwide growth by 0.4 percent. Foreign currency translation reduced worldwide sales growth by 1.2 percent.

In 2015, organic local-currency sales grew 1.3 percent, with increases of 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. Organic local-currency sales growth was 1.6 percent across developing markets, and 1.2 percent in developed markets. Worldwide organic local-currency sales grew 3.7 percent in Health Care, 3.4 percent in Consumer, 2.4 percent in Safety and Graphics, and 0.4 percent in Industrial, while sales declined 1.5 percent in Electronics and Energy. Acquisitions added 0.8 percent to worldwide growth, while divestitures reduced worldwide growth by 0.2 percent. Foreign currency translation reduced worldwide sales growth by 6.8 percent.

Worldwide selling prices rose by 0.7 percent in 2016, and 1.1 percent in 2015. Selling prices continue to be supported by technology innovation, which is a key fundamental strength of the Company, helping to drive unique customer solutions and an increasing flow of new products.

Refer to the sections entitled “Performance by Business Segment” and “Performance by Geographic Area” later in MD&A for additional discussion of sales change.

Operating Expenses:

				2016 versus	2015 versus
(Percent of net sales)	2016	2015	2014	2015	2014
Cost of sales	49.9%	50.9%	51.7%	(1.0)%	(0.8)%
Selling, general and administrative expenses	20.3	20.4	20.3	(0.1)	0.1
Research, development and related expenses	5.8	5.8	5.6	—	0.2
Operating income	24.0%	22.9%	22.4%	1.1%	0.5%

Defined benefit pension and postretirement expense decreased $305 million in 2016 compared to 2015, compared to an increase of $165 million in 2015 compared to 2014. Year 2015 includes the impact of a first-quarter 2015 Japan pension curtailment gain of $17 million. Defined benefit pension and postretirement expense is recorded in cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to Note 11 (Pension and Postretirement Plans) for components of net periodic benefit cost and the assumptions used to determine net cost.

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

Cost of sales, measured as a percent of net sales, was 49.9 percent in 2016, a decrease of 1.0 percentage point from 2015. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 0.7 percent and raw material cost deflation was favorable by approximately 3.5 percent year-on-year. In addition, cost of sales as a percent of sales benefited from lower defined benefit pension and postretirement costs (of which a portion impacts cost of sales). Fourth quarter 2015 restructuring charges also provided a favorable year-on-year comparison.

Cost of sales, measured as a percent of net sales, was 50.9 percent in 2015, a decrease of 0.8 percentage points from 2014. Cost of sales as a percent of sales decreased due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 1.1 percent and raw material cost deflation was favorable by approximately 3.5 percent year-on-year. In addition, higher defined benefit pension and postretirement costs (of which a portion impacts cost of sales) and fourth quarter 2015 restructuring charges, increased cost of sales as a percent of sales.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) decreased $71 million, or 1.2 percent, in 2016 when compared to 2015, with 2016 results benefiting from year-on-year divestiture gains (as discussed in Note 2), foreign currency translation, and productivity benefits related to the fourth quarter 2015 restructuring. In addition, SG&A benefited from lower defined benefit pension and postretirement expense. Fourth quarter 2015 restructuring charges also provided a favorable year-on-year comparison. SG&A, measured as a percent of sales, decreased 0.1 percentage points to 20.3 percent in 2016, compared to 20.4 percent in 2015, and 20.3 percent of sales in 2014.

Selling, general and administrative expenses (SG&A) decreased $287 million, or 4.4 percent, in 2015 when compared to 2014. The translation of foreign currencies into U.S. dollars reduced SG&A expense, as evidenced by our foreign currency translation impact which reduced worldwide sales by 6.8 percent. This foreign currency translation benefit was partially offset by higher defined benefit pension and postretirement expense and fourth quarter 2015 restructuring charges. SG&A, measured as a percent of sales, increased 0.1 percentage points to 20.4 percent in 2015, compared to 20.3 percent of sales in 2014.

Research, Development and Related Expenses:

Research, development and related expenses (R&D) decreased $28 million, or 1.6 percent, in 2016 compared to 2015, and decreased $7 million, or 0.4 percent, in 2015 compared to 2014. 3M continued to support its key growth initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. In addition, 2016 benefited from lower defined benefit pension and postretirement expense, while 2015, when compared to 2014, had higher defined benefit pension and postretirement expense. R&D, measured as a percent of sales, was 5.8 percent in both 2016 and 2015, and 5.6 percent in 2014.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for 2016 versus 2015, and 2015 versus 2014.

Operating income margin:

	Year ended
	December 31,
(Percent of net sales)	2016	2015
Same period last year	22.9%	22.4%
Increase/(decrease) in operating income margin, due to:
Selling price and raw material impact	1.0	1.6
Pension and postretirement benefit costs	1.0	(0.5)
2015 restructuring charges	0.4	(0.4)
Productivity from restructuring	0.4	—
Strategic investments	(0.3)	(0.3)
Foreign exchange impacts	(0.2)	—
Acquisitions and divestitures	0.2	(0.2)
Organic volume and utilization	(1.0)	—
Legal and other	(0.4)	0.3
Current period	24.0%	22.9%

Year 2016 versus Year 2015:

Operating income margins were 24.0 percent in 2016 compared to 22.9 percent in 2015, an increase of 1.1 percentage points. 3M benefited from the combination of higher selling prices and lower raw material costs, plus lower year-on-year defined benefit pension and postretirement expense. The 2015 restructuring charges provided a favorable year-on-year comparison, in addition to productivity benefits in 2016 related to the 2015 restructuring actions. Acquisitions and divestitures, which are measured for the first twelve months post-transaction, had a favorable impact on operating margins. This included solid performances from both the Capital Safety and Membrana acquisitions (third quarter 2015). Divestiture impacts are related to the Polyfoam business (first quarter 2016), the library systems business (fourth quarter 2015/first quarter 2016), and the license plate converting business in France (fourth quarter 2015). In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business and its cathode battery technology out-licensing business. Items that reduced operating income margins included 2016 strategic investments, as 3M took actions to better optimize its manufacturing footprint and accelerated growth investments across its businesses. Foreign currency impacts (net of hedging) also reduced operating income margins. Organic volume declines and related utilization impacts included the impact of lower asset utilization, primarily in the Industrial, and Electronics and Energy businesses. The “legal and other” item in the preceding table related to an unfavorable second quarter 2016 arbitration ruling on an insurance claim, commercial litigation settlements related to Andover Healthcare and TransWeb, and accruals for respirator mask/asbestos liabilities (all of which are discussed in Note 14).

Year 2015 versus Year 2014:

Operating income margins were 22.9 percent in 2015 compared to 22.4 percent in 2014, an increase of 0.5 percentage points. These results included a significant benefit from the combination of higher selling prices and lower raw material costs, and a benefit from productivity and other items. These benefits were partially offset by higher defined benefit pension and postretirement benefit costs, 2015 restructuring charges, higher strategic investments, and acquisition and divestiture impacts. Strategic investments include incremental programs around disruptive R&D and business transformation. Acquisition and divestiture impacts primarily relate to the Capital Safety and Membrana acquisitions, and the divestitures of substantially all of the library systems business, along with the license plate converting business in France.

Interest Expense and Income:

(Millions)	2016	2015	2014
Interest expense	$199	$149	$142
Interest income	(29)	(26)	(33)
Total	$170	$123	$109

Interest Expense: Interest expense increased in 2016 due to higher average debt balances and higher U.S. borrowing costs. Interest expense increased slightly in 2015 compared to 2014, despite significantly higher debt levels, helped by lower average interest rates.

Capitalized interest related to property, plant and equipment construction in progress is recorded as a reduction to interest expense. The amounts shown in the table above for interest expense are net of capitalized interest amounts of $10 million, $13 million, and $15 million, in 2016, 2015 and 2014, respectively.

Interest Income: Interest income was higher in 2016 when compared to 2015 due to higher average interest rates. Interest income in 2015 was lower when compared to 2014 due to lower average cash/marketable securities balances.

Provision for Income Taxes:

(Percent of pre-tax income)	2016	2015	2014
Effective tax rate	28.3%	29.1%	28.9%

The effective tax rate for 2016 was 28.3 percent, compared to 29.1 percent in 2015, a decrease of 0.8 percentage points.

The effective tax rate for 2015 was 29.1 percent, compared to 28.9 percent in 2014, an increase of 0.2 percentage points. The changes in the tax rates between years are impacted by many factors, as described further in Note 8, including the 2016 adoption of ASU No. 2016-09 (discussed in Note 1).

The Company currently expects that its effective tax rate for 2017 will be approximately 28 to 29 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2016	2015	2014
Net income attributable to noncontrolling interest	$8	$8	$42

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

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $127 million and $390 million in 2016 and 2015, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $69 million in 2016 and increased pre-tax income by approximately $180 million in 2015. Refer to Note 12 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. As described in Note 16,  effective in the first quarter of 2016, 3M made a product line reporting change involving two of its business segments. Business segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five business segments. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

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

Corporate and Unallocated operating expenses decreased by $75 million in 2016 when compared to 2015. 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated decreased by $223 million in 2016 when compared to 2015. In addition, the portion of the 2015 restructuring actions charged to corporate ($37 million) provided a favorable year-on-year comparison. These decreases were partially offset by an increase in legal expenses related to an unfavorable second quarter 2016 arbitration ruling on an insurance claim, commercial litigation settlements related to Andover Healthcare and TransWeb, and accruals for respirator mask/asbestos liabilities (all of which are discussed in Note 14).

Corporate and Unallocated operating expenses increased by $105 million in 2015 when compared to 2014. This increase was driven by higher defined benefit pension and postretirement benefit expenses, which increased in total by $165 million. Of this increase, $153 million was allocated to Corporate and Unallocated. Increases were also driven by fourth quarter 2015 restructuring charges of $37 million, as indicated in the below table. Items which partially offset these increases within Corporate and Unallocated included higher administrative and R&D cost absorption by the five business segments, resulting in less under-absorbed expense being allocated to Corporate.

Operating Business Segments:

Each of 3M’s business segments incurred restructuring charges in the fourth quarter of 2015, as indicated in the following table.

Restructuring Pre-Tax Charge by Business Segment:

(Millions)	Fourth Quarter 2015
Industrial	42
Safety and Graphics	11
Health Care	9
Electronics and Energy	12
Consumer	3
Corporate and Unallocated	37
Total	$114

Information related to 3M’s business segments is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition and divestiture impacts, if any, are measured separately for the first twelve months post-transaction. Foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis. Any references to “Membrana” refer to the former Separations Media business acquired by 3M from Polypore in 2015.

The following discusses total year results for 2016 compared to 2015, and also discusses 2015 compared to 2014, for each business segment.

Industrial Business (34.3% of consolidated sales):

	2016	2015	2014
Sales (millions)	$10,313	$10,295	$10,985
Sales change analysis:
Organic local currency	—%	0.4%	4.9%
Acquisitions	1.6	0.6	—
Divestitures	(0.3)	—	—
Translation	(1.1)	(7.3)	(1.8)
Total sales change	0.2%	(6.3)%	3.1%

Operating income (millions)	$2,376	$2,256	$2,381
Percent change	5.3%	(5.3)%	3.5%
Percent of sales	23.0%	21.9%	21.7%

The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, separation and purification products, closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. 3M develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries.

Year 2016 results:

Sales in Industrial totaled $10.3 billion, up 0.2 percent in U.S. dollars. Organic local-currency sales were flat, acquisitions added 1.6 percent, divestitures reduced sales by 0.3 percent, and foreign currency translation reduced sales by 1.1 percent. The flat organic local-currency sales impact reflected the continued economic challenges in the global industrial sector. Industrial did rebound in the fourth quarter of 2016, when it reflected 4.6 percent organic local-currency sales growth.

On an organic local-currency sales basis:

•	Sales grew in automotive OEM, automotive aftermarket, and separation and purification.
•	Sales declined in abrasives, industrial adhesives and tapes, and aerospace and commercial transportation.
•	Sales also declined in advanced materials, primarily due to persistent weakness in the oil and gas end markets.
•	Geographically, sales increased 5 percent in Latin America/Canada and 2 percent in EMEA, while Asia Pacific declined 1 percent and the United States declined 2 percent.

Acquisitions and divestitures (also discussed in Note 2):

•

Acquisition sales growth primarily related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

•	3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam) in January 2016.
•	In October 2016, 3M sold the assets of its temporary protective films business. This business is a provider of adhesive-backed temporary protective films used in a broad range of industries.

Operating income:

•

Operating income margins increased by 1.1 percentage points to 23.0 percent, helped by the gain on sale of Polyfoam and its temporary protective films business, productivity benefits from fourth quarter 2015 restructuring actions, and lower raw material costs.

•	The Membrana acquisition had a minimal impact on operating income margins.

Year 2015 results:

Sales in Industrial totaled $10.3 billion, down 6.3 percent in U.S. dollars. Organic local-currency sales increased 0.4 percent, acquisitions added 0.6 percent, and foreign currency translation reduced sales by 7.3 percent.

On an organic local-currency sales basis:

•

Sales growth was led by separation and purification, automotive OEM, and aerospace and commercial transportation, while automotive aftermarket increased slightly. Sales in industrial adhesives and tapes were flat.

•	Sales in advanced materials declined, primarily due to weakness in the oil and gas market. Sales in abrasive systems also declined.
•	Geographically, sales increased 4 percent in Latin America/Canada, 1 percent in Asia Pacific, and were flat in both EMEA and the United States.

Acquisitions:

•	Acquisition sales growth related to the August 2015 acquisition of Membrana.
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
•

Operating income margins were negatively impacted by 0.4 percentage points due to the $42 million restructuring charge, plus an additional 0.3 percentage points penalty due to the Membrana acquisition.

Safety and Graphics Business (18.8% of consolidated sales):

	2016	2015	2014
Sales (millions)	$5,660	$5,515	$5,732
Sales change analysis:
Organic local currency	2.2%	2.4%	5.4%
Acquisitions	4.0	2.6	—
Divestitures	(1.9)	(0.4)	—
Translation	(1.7)	(8.4)	(2.7)
Total sales change	2.6%	(3.8)%	2.7%

Operating income (millions)	$1,390	$1,305	$1,296
Percent change	6.6%	0.7%	5.6%
Percent of sales	24.6%	23.7%	22.6%

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

Year 2016 results:

Sales in Safety and Graphics totaled $5.7 billion, an increase of 2.6 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent, and foreign currency translation reduced sales by 1.7 percent. Acquisitions added 4.0 percent, while divestitures reduced sales by 1.9 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, which had a consistently strong year.
•	Commercial solutions and personal safety also showed positive growth.
•	Sales declined in traffic safety and security.
•	Sales increased 4 percent in Latin America/Canada, 3 percent in the United States and 2 percent in Asia Pacific, while sales in EMEA were flat.

Acquisitions and divestitures (also discussed in Note 2):

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business.

Operating income:

•	Operating income totaled $1.4 billion, up 6.6 percent.
•

Operating income margins were 24.6 percent of sales, compared to 23.7 percent in 2015, benefiting from higher selling prices and lower raw material costs, plus productivity benefits related to fourth quarter 2015 restructuring actions.

•	Operating income margins were negatively impacted by margin dilution related to the Capital Safety acquisition, and divestiture impacts on margins.

Year 2015 results:

Sales in Safety and Graphics totaled $5.5 billion, down 3.8 percent in U.S. dollars. Organic local-currency sales increased 2.4 percent, and foreign currency translation reduced sales by 8.4 percent. Acquisitions added 2.6 percent, while divestitures reduced sales by 0.4 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, commercial solutions, and personal safety, while sales were flat in traffic safety and security.
•	Sales increased 6 percent in Asia Pacific, 3 percent in the United States, and 2 percent in EMEA, while sales declined 1 percent in Latin America/Canada.

Acquisitions and divestitures:

•	Acquisition sales growth reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business.

Operating income:

•	Operating income in 2015 totaled $1.3 billion, up 0.7 percent.
•	Operating income margins were 23.7 percent of sales, compared to 22.6 percent in 2014.
•	Operating income margin improvements were driven by higher selling prices and lower raw material costs, along with productivity.
•	Operating income margins penalty from acquisitions was partially offset by a benefit from divestitures, which resulted in a net margin penalty of 0.2 percentage points.

Health Care Business (18.4% of consolidated sales):

	2016	2015	2014
Sales (millions)	$5,527	$5,420	$5,572
Sales change analysis:
Organic local currency	3.5%	3.7%	5.8%
Acquisitions	0.2	0.8	0.4
Translation	(1.7)	(7.2)	(1.7)
Total sales change	2.0%	(2.7)%	4.5%

Operating income (millions)	$1,754	$1,724	$1,724
Percent change	1.8%	—%	3.1%
Percent of sales	31.7%	31.8%	30.9%

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

Year 2016 results:

Health Care sales totaled $5.5 billion, an increase of 2.0 percent in U.S. dollars. Organic local-currency sales increased 3.5 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 1.7 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based across the entire Health Care portfolio, led by food safety, critical and chronic care, and drug delivery systems.
•	On a geographic basis, sales increased 8 percent in Asia Pacific, 7 percent in Latin America/Canada, 2 percent in the United States, and 1 percent in EMEA.
•	In developing markets, Health Care organic local-currency sales grew 7 percent.
•	3M continues to increase investments across the businesses to drive efficient growth into the future.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp, a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income increased 1.8 percent to $1.8 billion.
•	Operating income margins were 31.7 percent, compared to 31.8 percent in 2015.
•	Acquisitions had a minimal impact on operating income margins.

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

•

In addition, Treo Solutions LLC, acquired in April 2014, provided a year-on-year sales growth benefit. Treo is a provider of data analytics and business intelligence to healthcare payers and providers.

Operating income:

•	Operating income was flat in dollars at $1.7 billion.
•	Operating income margins were 31.8 percent in 2015, compared to 30.9 percent in 2014, helped by portfolio management actions that contributed to higher productivity and margins.
•	Acquisition impacts reduced operating income margins by 0.2 percentage points.

Electronics and Energy Business (16.0% of consolidated sales):

	2016	2015	2014
Sales (millions)	$4,826	$5,253	$5,608
Sales change analysis:
Organic local currency	(7.5)%	(1.5)%	5.2%
Divestitures	—	(0.8)	—
Translation	(0.6)	(4.0)	(1.3)
Total sales change	(8.1)%	(6.3)%	3.9%

Operating income (millions)	$1,075	$1,109	$1,122
Percent change	(3.1)%	(1.2)%	16.8%
Percent of sales	22.3%	21.1%	20.0%

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

The display materials and systems business provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. The display materials and systems business includes a number of different products that are protected by various patents and groups of patents. These patents provide varying levels of exclusivity to 3M for a number of such products. As some of 3M’s multi-layer optical film patents expired at the end of 2013 and will expire over several years thereafter, 3M is seeing more competition in these products. 3M continues to innovate in the area of optical films and files patents on its new technology and products. 3M’s proprietary manufacturing technology and know-how also provide a competitive advantage to 3M independent of its patents.

Year 2016 results:

Electronics and Energy sales totaled $4.8 billion, down 8.1 percent in U.S. dollars. Organic local-currency sales declined 7.5 percent, and foreign currency translation reduced sales by 0.6 percent.

On an organic local-currency sales basis:

•

Sales decreased 10 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. 3M continues to be impacted by weak end market demand across most consumer electronic applications.

•

Sales decreased approximately 4 percent in 3M’s energy-related businesses, with an increase in telecommunications more than offset by declines in electrical markets and renewable energy. 3M exited its renewable energy backsheet business in December 2015, which contributed to the reduction in energy-related sales.

•

On a geographic basis, sales declined 1 percent in both Latin America/Canada and EMEA, and declined 2 percent in the United States. Sales declined 11 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, as discussed in Note 2, 3M sold the assets of its cathode battery technology out-licensing business.

Operating income:

•	Operating income decreased 3.1 percent to $1.1 billion.
•	Operating income margins were 22.3 percent compared to 21.1 percent in 2015, as divestiture gains and productivity benefits from past portfolio and restructuring actions benefited results.
•	Expenses related to portfolio management actions in 2016, in addition to lower organic volume, reduced operating income margins.

Year 2015 results:

Electronics and Energy sales totaled $5.3 billion, down 6.3 percent in U.S. dollars. Organic local-currency sales declined 1.5 percent, divestitures reduced sales by 0.8 percent, and foreign currency translation reduced sales by 4.0 percent.

On an organic local-currency sales basis:

•

Sales were flat in 3M’s electronics-related businesses, with growth in electronics materials solutions offset by a decline in display materials and systems, as 3M experienced softer conditions in the electronics markets.

•	Sales decreased approximately 4 percent in 3M’s energy-related businesses, as telecommunications, electrical markets, and renewable energy all declined.
•	On a geographic basis, sales increased 1 percent in Europe, were flat in the United States, and declined 2 percent in Asia Pacific and 3 percent in Latin America/Canada.

Divestitures:

•	3M completed the sale of its static control business in January 2015.

Operating income:

•	Operating income decreased 1.2 percent to $1.1 billion in 2015.
•	Operating income margins were 21.1 percent compared to 20.0 percent in 2014, helped by prior year portfolio management actions that are contributing to higher productivity.
•	Portfolio management actions in 2015 related to renewable energy, plus fourth quarter 2015 restructuring charges, which combined reduced operating income margins by 0.8 percentage points.

Consumer Business (14.9% of consolidated sales):

	2016	2015	2014
Sales (millions)	$4,482	$4,422	$4,523
Sales change analysis:
Organic local currency	1.9%	3.4%	3.9%
Divestitures	—	—	(0.1)
Translation	(0.6)	(5.6)	(1.8)
Total sales change	1.3%	(2.2)%	2.0%

Operating income (millions)	$1,064	$1,046	$995
Percent change	1.7%	5.2%	5.3%
Percent of sales	23.7%	23.7%	22.0%

The Consumer segment serves markets that include consumer retail, office retail, office business to business, home improvement, drug and pharmacy retail, and other markets. Products in this segment include office supply products, stationery products, home improvement products (do-it-yourself), home care products, protective material products, certain consumer retail personal safety products, and consumer health care products.

Year 2016 results:

Consumer sales totaled $4.5 billion, up 1.3 percent in U.S. dollars. Organic local-currency sales increased 1.9 percent, and foreign currency translation reduced sales by 0.6 percent.

On an organic local-currency sales basis:

•	Sales growth was led by home improvement, in addition to consumer health care.
•	On a geographic basis, sales increased 6 percent in Asia Pacific, and 3 percent in the United States, were flat in Latin America/Canada, and declined 6 percent in EMEA.

Operating income:

•	Operating income was $1.1 billion, up 1.7 percent from 2015.
•	Operating income margins were 23.7 percent in both 2016 and 2015, benefiting from ongoing productivity efforts.

Year 2015 results:

Consumer sales totaled $4.4 billion, down 2.2 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, and foreign currency translation reduced sales by 5.6 percent.

On an organic local-currency sales basis:

•	Sales growth was led by home improvement, stationery and office supplies, and home care. 3M also posted positive growth in its consumer health care business.
•	On a geographic basis, organic local-currency sales increased 5 percent in the United States and 3 percent in Asia Pacific, while sales in both EMEA and Latin America/Canada were flat.
•	In developing markets, sales growth was 3 percent.

Operating income:

•	Consumer operating income was $1.0 billion, up 5.2 percent from 2014.
•	Operating income margins were 23.7 percent, up from 22.0 percent in 2014.
•	The combination of strong organic growth and productivity continued to drive efficiencies across this business.

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

A summary of key information and discussion related to 3M’s geographic areas follow:

	2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$12,188	$8,847	$6,163	$2,901	$10	$30,109
% of worldwide sales	40.5%	29.4%	20.5%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	0.7%	(2.5)%	(0.6)%	(2.4)%	—	(0.8)%
Price	(0.2)	(0.3)	1.0	6.1	—	0.7
Organic local-currency sales	0.5	(2.8)	0.4	3.7	—	(0.1)
Acquisitions	1.3	0.7	1.7	1.3	—	1.2
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.4)
Translation	—	0.2	(2.5)	(7.4)	—	(1.2)
Total sales change	1.2%	(2.1)%	(1.1)%	(2.7)%	—	(0.5)%

Operating income (millions)	$2,948	$2,560	$1,046	$705	$(36)	$7,223
Percent change	11.4%	(0.8)%	2.8%	(0.2)%	—	4.0%

For total year 2016, as shown in the preceding table, worldwide sales declined 0.5 percent, with organic volume decreases of 0.8 percent and selling price increases of 0.7 percent. Acquisitions added 1.2 percent, while divestitures reduced sales by 0.4 percent. Foreign currency translation reduced sales by 1.2 percent. Organic local-currency sales increased 3.7 percent in Latin America/Canada, 0.5 percent in the United States, 0.4 percent in EMEA, and decreased 2.8 percent in Asia Pacific. For 2016, international operations represented 59.5 percent of 3M’s sales.

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

For total year 2015, as shown in the preceding table, sales declined 4.9 percent, with organic volume increases of 0.2 percent and selling price increases of 1.1 percent. Acquisitions added 0.8 percent, while divestitures reduced sales by 0.2 percent. Foreign currency translation reduced sales by 6.8 percent. Organic local-currency sales increased 2.1 percent in the United States, 1.5 percent in Latin America/Canada, 0.9 percent in Asia Pacific, and 0.8 percent in EMEA. For 2015, international operations represented 60.2 percent of 3M’s sales.

Geographic Area Supplemental Information

							Property, Plant and
							Equipment - net
	Employees as of December 31,			Capital Spending			as of December 31,
(Millions, except Employees)	2016	2015	2014	2016	2015	2014	2016	2015

United States	35,748	35,973	35,581	$834	$936	$909	$4,914	$4,838
Asia Pacific	18,124	17,642	17,854	228	172	184	1,573	1,647
Europe, Middle East and Africa	20,203	20,563	20,506	294	249	288	1,512	1,531
Latin America and Canada	17,509	15,268	15,859	64	104	112	517	499
Total Company	91,584	89,446	89,800	$1,420	$1,461	$1,493	$8,516	$8,515

Employment:

Employment increased by 2,138 positions in 2016 and decreased by 354 positions in 2015. The primary factor that decreased employment in 2015 related to fourth-quarter 2015 restructuring actions that impacted approximately 1,700 positions worldwide. The 2015 acquisitions of Ivera Medical Corp., Membrana, and Capital Safety Group S.A.R.L. increased 2015 headcount by approximately 2,000 positions.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M’s capital spending by geography has been led by the United States (59% of spending in 2016), followed by Europe, Middle East and Africa, Asia Pacific, and Latin America/Canada. 3M is continuing to increase its manufacturing and sourcing capability, particularly in developing economies, in order to more closely align its product capability with its sales in major geographic areas. 3M will continue to make investments in critical developing markets, such as Brazil, China, Mexico, Panama, Poland, Southeast Asia, and Turkey. Capital spending is discussed in more detail later in MD&A in the section entitled “Cash Flows from Investing Activities.”

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

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The primary U.S. defined-benefit pension plan was closed to new participants effective

January 1, 2009. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation — Retirement Benefits, in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. While the company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. See Note 11 for additional discussion of actuarial assumptions used in determining defined benefit pension and postretirement health care liabilities and expenses.

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

Using this methodology, the Company determined discount rates for its plans as follow:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2016 Liability:
Benefit obligation	4.21%	2.54%	4.08%
2017 Net Periodic Benefit Cost Components:
Service cost	4.44%	2.32%	4.37%
Interest cost	3.62%	2.25%	3.41%

Another significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on historical results for similar allocations among asset classes. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2017 is 7.25%, 0.25% lower than 2016. Refer to Note 11 for information on how the 2016 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.16% for 2017, compared to 5.77% for 2016.

For the year ended December 31, 2016, the Company recognized total consolidated defined benefit pre-tax pension and postretirement expense (after settlements, curtailments, special termination benefits and other) of $251 million, down from $556 million in 2015. Defined benefit pension and postretirement expense (before settlements, curtailments, special termination benefits and other) is anticipated to increase to approximately $325 million in 2017, an increase of $74 million compared to 2016.

The table below summarizes the impact on 2017 pension expense for the U.S. and international pension plans of a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets and discount rate assumptions used to measure plan liabilities and 2016 net periodic benefit cost. The table assumes all other factors are held constant, including the slope of the discount rate yield curves.

	Increase (Decrease) in Net Periodic Benefit Cost
	Discount Rate		Expected Return on Assets
(Millions)	-0.25%	+0.25%	-0.25%	+0.25%
U.S. pension plans	$31	$(28)	$36	$(36)
International pension plans	23	(19)	14	(14)

Asset Impairments:

As of December 31, 2016, net property, plant and equipment totaled $8.5 billion and net identifiable intangible assets totaled $2.3 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

Of the $2.3 billion in net identifiable intangible assets, $0.6 billion relates to indefinite-lived tradenames, primarily Capital Safety, whose tradenames ($520 million at acquisition date) have been in existence for over 55 years (refer to Note 2 for more detail). The primary valuation technique used in estimating the fair value of indefinite lived intangible assets (tradenames) is a discounted cash flow approach. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts then discounted using an appropriate market/technology discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. If the resulting discounted cash flows are less than the book value of the indefinite lived intangible asset, impairment exists, and the asset value must be written down. Based on impairment testing in the third quarter of 2016, no impairment was indicated. The discounted cash flows related to the Capital Safety tradename exceeded its book value by more than 10 percent.

3M goodwill totaled approximately $9.2 billion as of December 31, 2016. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units correspond to a division. 3M did not combine any of its reporting units for impairment testing.

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

As described in Note 16, effective in the first quarter of 2016, 3M made a product line reporting change involving two of its business segments. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2016, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2016 annual impairment test and is in the context of the reporting unit structure that existed at that time.

As of October 1, 2016, 3M had 26 primary reporting units, with ten reporting units accounting for approximately 86 percent of the goodwill. These ten reporting units were comprised of the following divisions: Advanced Materials, Communication Markets, Display Materials and Systems, Health Information Systems, Industrial Adhesives and Tapes, Infection Prevention, Oral Care Solutions, Personal Safety (which includes the Capital Safety acquisition), Separation and Purification (which includes the Membrana acquisition), and Traffic Safety and Security. The estimated fair values for these reporting units were in excess of carrying value by approximately 35 percent or more, except for one reporting unit with approximately $250 million of goodwill, where the fair value exceeded the carrying value by approximately 30 percent. 3M’s market value at both December 31, 2016, and September 30, 2016, was significantly in excess of its shareholders’ equity of approximately $10 billion and $12 billion, at December 31, 2016 and September 30, 2016, respectively.

In 2016, 3M primarily used an industry price-earnings ratio approach, but also used a discounted cash flows approach for certain reporting units, to determine fair values. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

3M is an integrated materials enterprise, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on the annual test in the fourth quarter of 2016, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. As indicated above, during the first quarter of 2016, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by changes between reporting units and determined that no impairment existed. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2017 for any triggering events or other indicators of impairment.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $184 million tax benefit for 2016. 3M typically experiences the largest volume of stock option exercises and restricted stock unit vestings in the first quarter of its fiscal year. Refer to Note 1 for additional detail.

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

The Company’s total debt was $853 million higher at December 31, 2016 when compared to December 31, 2015, with the increase primarily due to May 2016 and September 2016 debt issuances, partially offset by the September 2016 repayment of $1 billion aggregate principal amount of medium-term notes. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F). As of December 31, 2016, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above, is approximately $11.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at December 31, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2016, this ratio was approximately 44 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $291 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at December 31, 2016. These instruments are utilized in connection with normal business activities.

Cash, Cash Equivalents and Marketable Securities:

At December 31, 2016, 3M had $2.7 billion of cash, cash equivalents and marketable securities, of which approximately $2.35 billion was held by the Company’s foreign subsidiaries and approximately $350 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2015, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $1.7 billion and $200 million, respectively. Specifics concerning marketable securities investments are provided in Note 9.

Net Debt (non-GAAP measure):

The Company defines net debt as total debt less the total of cash, cash equivalents and marketable securities. 3M considers net debt and its components to be an important indicator of liquidity and a guiding measure of capital structure strategy. Net debt is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The following table provides net debt as of December 31, 2016 and 2015.

At December 31
(Millions)	2016	2015

Total Debt	$11,650	$10,797
Less: Cash and cash equivalents and marketable securities	2,695	1,925
Net Debt (non-GAAP measure)	$8,955	$8,872

In 2016, net debt rose by $83 million to a net debt balance of $9.0 billion (as of December 31, 2016), as 3M progressed on its capital structure strategy. Debt levels were higher due to 2016 issuances, with this increase partially offset by the September 2016 repayment of $1 billion aggregate principal amount of medium-term notes. Cash and cash equivalents and marketable securities were higher in both the U.S. and internationally.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities.

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital (defined as current assets minus current liabilities) totaled $5.507 billion at December 31, 2016, compared with $3.868 billion at December 31, 2015, an increase of $1.639 billion. Current asset balance changes increased working capital by $740 million, largely due to higher cash, cash equivalents, and marketable securities balances. Current liability balance changes increased working capital by $899 million, driven by lower short-term debt balances.

The Company uses working capital measures that place emphasis and focus on certain working capital assets. These measures are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. These measures include accounts receivable turns (defined as quarterly net sales multiplied by 4 divided by ending accounts receivable – net) and inventory turns (defined as quarterly manufacturing cost multiplied by 4 divided by ending inventory). For inventory turns calculation purposes, manufacturing cost is defined as cost of sales less freight and engineering costs. Freight and engineering cost totaled $160 million for the fourth quarter of 2016, and $159 million for the fourth quarter of 2015.

Accounts receivable increased $238 million, or approximately 5.7%, compared with December 31, 2015, as higher December 2016 sales compared to December 2015 sales contributed to this increase. Accounts receivable turns were 6.67 at December 31, 2016, compared to 7.03 at December 31, 2015. Inventories decreased $133 million, or approximately 3.8 percent, compared with December 31, 2015. Inventory turns were 4.20 at December 30, 2016, up from 4.13 at December 31, 2015. Accounts payable increased by $104 million compared with December 31, 2015, as changes in business activity impacted balances.

Return on Invested Capital (non-GAAP measure):

Return on Invested Capital (ROIC) is not defined under U.S. generally accepted accounting principles. Therefore, ROIC should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines ROIC as adjusted net income (net income including non-controlling interest plus after-tax interest expense) divided by average invested capital (equity plus debt). Total equity has been immaterially revised for prior periods as discussed in Note 1, Significant Accounting Policies, Basis of Presentation. The Company believes ROIC is meaningful to investors as it focuses on shareholder value creation. ROIC was 22.6 percent for 2016, 22.7 percent for 2015, and 22.3 percent for 2014. The calculation is provided in the below table.

Years ended December 31
(Millions)	2016	2015	2014

Return on Invested Capital (non-GAAP measure)
Net income including non-controlling interest	$5,058	$4,841	$4,998
Interest expense (after-tax) (1)	143	106	102
Adjusted net income (Return)	$5,201	$4,947	$5,100

Average shareholders' equity (including non-controlling interest) (2)	$11,316	$12,484	$16,000
Average short-term and long-term debt (3)	11,725	9,266	6,913
Average invested capital	$23,041	$21,750	$22,913

Return on invested capital (non-GAAP measure)	22.6%	22.7%	22.3%

(1) Effective income tax rate used for interest expense	28.3%	29.1%	28.9%

(2) Calculation of average equity (includes non-controlling interest)
Ending total equity as of:
March 31	$11,495	$13,673	$17,645
June 30	11,658	12,851	17,567
September 30	11,769	11,945	15,927
December 31	10,343	11,468	12,863
Average total equity	$11,316	$12,484	$16,000

(3) Calculation of average debt
Ending short-term and long-term debt as of:
March 31	$11,139	$6,566	$6,560
June 30	11,749	8,484	6,956
September 30	12,361	11,216	7,323
December 31	11,650	10,797	6,811
Average short-term and long-term debt	$11,725	$9,266	$6,913

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2016	2015	2014

Net income including noncontrolling interest	$5,058	$4,841	$4,998
Depreciation and amortization	1,474	1,435	1,408
Company pension contributions	(380)	(264)	(210)
Company postretirement contributions	(3)	(3)	(5)
Company pension expense	202	442	310
Company postretirement expense	49	114	81
Stock-based compensation expense	298	276	280
Income taxes (deferred and accrued income taxes)	108	(349)	60
Excess tax benefits from stock-based compensation	—	(154)	(167)
Accounts receivable	(313)	(58)	(268)
Inventories	57	3	(113)
Accounts payable	148	9	75
Other — net	(36)	128	177
Net cash provided by operating activities	$6,662	$6,420	$6,626

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2016, cash flows provided by operating activities increased $242 million compared to the same period last year, with this increase primarily due to lower year-on-year cash taxes and higher net income. These items were partially offset by higher Company pension contributions. The combination of accounts receivable, inventories and accounts payable increased working capital by $108 million in 2016, compared to working capital increases of $46 million in 2015. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section. Information concerning defined benefit pension and postretirement contributions and expense is provided in Note 11, with additional discussion in the preceding Results of Operations section. Other-net in the preceding table reflects a reduction in cash flows from operating activities, partially due to divestiture gains in 2016 (discussed in Note 2), as cash divestiture activity is presented as proceeds from sale of businesses within investing activities, not operating activities. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

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

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2016	2015	2014

Purchases of property, plant and equipment (PP&E)	$(1,420)	$(1,461)	$(1,493)
Proceeds from sale of PP&E and other assets	58	33	135
Acquisitions, net of cash acquired	(16)	(2,914)	(94)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(163)	1,300	754
Proceeds from sale of businesses	142	123	—
Other investing activities	(4)	102	102
Net cash used in investing activities	$(1,403)	$(2,817)	$(596)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. Capital spending was $1.420 billion in 2016, $1.461 billion in 2015, and $1.493 billion in 2014. The Company expects 2017 capital spending to be approximately $1.3 billion to $1.5 billion as 3M continues to invest in its businesses.

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

In 2016, investments included new sites and buildings, in addition to continued expansion and sustainment of current and new facilities; specifically renewal projects done at the 3M Center in St. Paul, Minnesota. Other investments across geographies included growth, productivity, and capacity, as well as IT systems and infrastructure, particularly the ongoing multi-year phased implementation of an ERP system on a worldwide basis.

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

Proceeds from sale of PP&E and other assets totaled $58 million in 2016, $33 million in 2015, and $135 million in 2014. Apart from the normal periodic sales of PP&E, 2014 included proceeds of $114 million related to the sales of real estate and non-production equipment.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in 2016 related to the divestiture of the assets of the pressurized polyurethane foam adhesives business (formerly known as Polyfoam) within the Industrial business segment and the completion of the divestiture of the Library business within the Safety and Graphics business segment. In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business (Industrial) and its cathode battery technology out-licensing business (Electronics and Energy).

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Net proceeds from maturities and sale of marketable securities in 2015 were used to help fund the August 2015 acquisitions of Capital Safety and Membrana. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2016	2015	2014

Change in short-term debt — net	$(797)	$860	$27
Repayment of debt (maturities greater than 90 days)	(992)	(800)	(1,625)
Proceeds from debt (maturities greater than 90 days)	2,832	3,422	2,608
Total cash change in debt	$1,043	$3,482	$1,010
Purchases of treasury stock	(3,753)	(5,238)	(5,652)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	804	635	968
Dividends paid to stockholders	(2,678)	(2,561)	(2,216)
Excess tax benefits from stock-based compensation	—	154	167
Purchase of noncontrolling interest	—	—	(861)
Other — net	(42)	(120)	(19)
Net cash used in financing activities	$(4,626)	$(3,648)	$(6,603)

Total debt was $11.7 billion at December 31, 2016, $10.8 billion at December 31, 2015, and $6.8 billion at December 31, 2014. Total debt was 53 percent of total capital (total capital is defined as debt plus equity) at year-end 2016, 48 percent at year-end 2015, and 35 percent at year-end 2014.

2016 Debt Activity:

Total debt at December 31, 2016 increased $853 million when compared to year-end 2015, with the increase primarily due to May 2016 debt issuances (approximately $1.1 billion at issue date exchange rates) and September 2016 debt issuances of approximately $1.75 billion. This increase was partially offset by the repayment of $1 billion aggregate principal amount of medium-term notes due September 2016 along with the net impact of repayments and borrowings by international subsidiaries, primarily Japan and Korea (approximately $0.8 million decrease), which is reflected in “Change in short-term debt—net” in the preceding table. Foreign exchange rate changes also impact debt balances.

Proceeds from debt for 2016 primarily related to the May 2016 issuance of 500 million Euros aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022, and 500 million Euros aggregate principal amount of 15-year fixed rate medium-term notes due 2031 along with the September 2016 issuances of $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 (refer to Note 10 for more detail).

2015 and 2014 Debt Activity:

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

In 2015, proceeds from debt primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate total approximately $1.9 billion at issue date exchange rates. In addition, August 2015 issuances included $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025, which in aggregate total $1.5 billion. In 2014, proceeds from debt primarily related to the June 2014 issuances of $625 million aggregate principal amount of five-year fixed rate medium-term notes due 2019 and $325 million aggregate principal amount of thirty-year fixed rate medium-term notes due 2044, as well as the November 2014 issuances of 500 million Euros principal amount of four-year floating rate medium-term notes due 2018 and 750 million Euros principal amount of 12-year fixed rate medium-term notes due 2026. In addition, proceeds from debt for 2014 also include bank borrowings by international subsidiaries. Refer to Note 10 for additional discussion of debt.

Repurchases of Common Stock:

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, which replaced the Company’s February 2014 repurchase program. This authorization has no pre-established end date. In 2016, the Company purchased $3.75 billion of its own stock, compared to purchases in 2015 and 2014 of more than $5 billion of its own stock in each year. The Company expects full-year 2017 gross share repurchases will be in the range of $2.5 billion to $4.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Dividends Paid to Shareholders:

Cash dividends paid to shareholders totaled $2.678 billion ($4.44 per share) in 2016, $2.561 billion ($4.10 per share) in 2015, and $2.216 billion ($3.42 per share) in 2014. 3M has paid dividends since 1916. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This is equivalent to an annual dividend of $4.70 per share and marked the 59th consecutive year of dividend increases.

Purchase of Noncontrolling Interest:

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

Free Cash Flow (non-GAAP measure):

In addition, to net cash provided by operating activities, 3M believes free cash flow and free cash flow conversion are useful measures of performance and uses these measures as an indication of the strength of the Company and its ability to generate cash. Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. 3M defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (which is classified as an investing activity). It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. 3M defines free cash flow conversion as free cash flow divided by net income attributable to 3M. Below find a recap of free cash flow and free cash flow conversion for 2016, 2015 and 2014.

Years ended December 31
(Millions)	2016	2015	2014

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$6,662	$6,420	$6,626
Net cash used in investing activities	(1,403)	(2,817)	(596)
Net cash used in financing activities	(4,626)	(3,648)	(6,603)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$6,662	$6,420	$6,626
Purchases of property, plant and equipment (PP&E)	(1,420)	(1,461)	(1,493)
Free cash flow	$5,242	$4,959	$5,133
Net income attributable to 3M	$5,050	$4,833	$4,956
Free cash flow conversion	104%	103%	104%

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2016, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 14 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2016, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2017	2018	2019	2020	2021	2021
Long-term debt, including current portion (Note 10)	$11,478	$800	$1,042	$623	$1,176	$1,246	$6,591
Interest on long-term debt	2,936	224	221	210	205	195	1,881
Operating leases (Note 14)	825	210	161	119	89	58	188
Capital leases (Note 14)	59	9	7	5	4	4	30
Unconditional purchase obligations and other	1,361	946	189	123	54	24	25
Total contractual cash obligations	$16,659	$2,189	$1,620	$1,080	$1,528	$1,527	$8,715

Long-term debt payments due in 2017 and 2018 include floating rate notes totaling $150 million (classified as current portion of long-term debt), and $71 million (included in other borrowings in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments. Interest projections on both floating and fixed rate long-term debt, including the effects of interest rate swaps, are based on effective interest rates as of December 31, 2016.

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $284 million is excluded from the preceding table. Refer to Note 8 for further details.

As discussed in Note 11, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

FINANCIAL INSTRUMENTS

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and certain intercompany financing transactions. The Company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company manages commodity price risks through negotiated supply contracts, price protection agreements and commodity price swaps.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. Beginning in the second quarter of 2014, 3M began extending the maximum length of time over which it hedges its exposure to the variability in future cash flows of the forecasted transactions from a previous term of 12 months to a longer term of 24 months, with certain currencies being extended further to 36 months starting in the first quarter of 2015. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and intercompany financing transactions). As circumstances warrant, the Company also uses foreign currency forward contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as cash flow hedges and those not designated as hedging instruments were $3.2 billion and $5.7 billion, respectively, at December 31, 2016. As of December 31, 2016, the Company had 150 million Euros and 248 billion South Korean Won in notional amount of foreign currency forward contracts designated as net investment hedges along with 4.4 billion Euros in principal amount of foreign currency denominated debt designated as non-derivative hedging instruments in certain net investment hedges as discussed in Note 12 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2016 was $2.0 billion. Additional details about 3M’s long-term debt can be found in Note 10, including references to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt.

Commodity Prices Risk:

The Company manages commodity price risks through negotiated supply contracts, price protection agreements and commodity price swaps. 3M used commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility, but discontinued this practice in the first quarter of 2015. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings. The Company may enter into other commodity price swaps to offset, in part, fluctuation and costs associated with the use of certain commodities and precious metals. These instruments are not designated in hedged relationships and the extent to which they were outstanding at December 31, 2016 was not material.

Value At Risk:

The value at risk analysis is performed annually to assess the Company’s sensitivity to changes in currency rates, interest rates, and commodity prices. A Monte Carlo simulation technique was used to test the impact on after-tax earnings related to financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2016. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 18 currencies, interest rates related to three currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax		Positive impact on after-tax
	earnings		earnings
(Millions)	2016	2015	2016	2015
Foreign exchange rates	$(245)	$(254)	$264	$273
Interest rates	(13)	(13)	(2)	9
Commodity prices	(2)	(1)	1	1

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, had the following effects on pre-tax income: 2016 ($127 million decrease) and 2015 ($390 million decrease). This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses had the following effects on pre-tax income: 2016 ($69 million decrease) and 2015 ($180 million increase).

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

A complete summary of Form 10-K content, including the index to financial statements, is found at the beginning of this document.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

3M Company

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of 3M Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of 3M Company and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 9, 2017

3M Company and Subsidiaries

Consolidated Statement of Income

Years ended December 31

(Millions, except per share amounts)	2016	2015	2014
Net sales	$30,109	$30,274	$31,821
Operating expenses
Cost of sales	15,040	15,383	16,447
Selling, general and administrative expenses	6,111	6,182	6,469
Research, development and related expenses	1,735	1,763	1,770
Total operating expenses	22,886	23,328	24,686
Operating income	7,223	6,946	7,135

Interest expense and income
Interest expense	199	149	142
Interest income	(29)	(26)	(33)
Total interest expense — net	170	123	109

Income before income taxes	7,053	6,823	7,026
Provision for income taxes	1,995	1,982	2,028
Net income including noncontrolling interest	$5,058	$4,841	$4,998

Less: Net income attributable to noncontrolling interest	8	8	42

Net income attributable to 3M	$5,050	$4,833	$4,956

Weighted average 3M common shares outstanding — basic	604.7	625.6	649.2
Earnings per share attributable to 3M common shareholders — basic	$8.35	$7.72	$7.63

Weighted average 3M common shares outstanding — diluted	618.7	637.2	662.0
Earnings per share attributable to 3M common shareholders — diluted	$8.16	$7.58	$7.49

Cash dividends paid per 3M common share	$4.44	$4.10	$3.42

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

Years ended December 31

(Millions)	2016	2015	2014
Net income including noncontrolling interest	$5,058	$4,841	$4,998
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(331)	(586)	(942)
Defined benefit pension and postretirement plans adjustment	(524)	489	(1,562)
Debt and equity securities, unrealized gain (loss)	—	—	2
Cash flow hedging instruments, unrealized gain (loss)	(33)	25	107
Total other comprehensive income (loss), net of tax	(888)	(72)	(2,395)
Comprehensive income (loss) including noncontrolling interest	4,170	4,769	2,603
Comprehensive (income) loss attributable to noncontrolling interest	(6)	(6)	(48)
Comprehensive income (loss) attributable to 3M	$4,164	$4,763	$2,555

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

At December 31

(Dollars in millions, except per share amount)	2016	2015
Assets
Current assets
Cash and cash equivalents	$2,398	$1,798
Marketable securities — current	280	118
Accounts receivable — net of allowances of $88 and $91	4,392	4,154
Inventories
Finished goods	1,629	1,655
Work in process	1,039	1,008
Raw materials and supplies	717	855
Total inventories	3,385	3,518
Other current assets	1,271	1,398
Total current assets	11,726	10,986
Marketable securities — non-current	17	9
Investments	128	117
Property, plant and equipment	23,499	23,098
Less: Accumulated depreciation	(14,983)	(14,583)
Property, plant and equipment — net	8,516	8,515
Goodwill	9,166	9,249
Intangible assets — net	2,320	2,601
Prepaid pension benefits	52	188
Other assets	981	1,218
Total assets	$32,906	$32,883
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$972	$2,044
Accounts payable	1,798	1,694
Accrued payroll	678	644
Accrued income taxes	299	332
Other current liabilities	2,472	2,404
Total current liabilities	6,219	7,118

Long-term debt	10,678	8,753
Pension and postretirement benefits	4,018	3,520
Other liabilities	1,648	2,024
Total liabilities	$22,563	$21,415
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value	$9	$9
Shares outstanding - 2016: 596,726,278
Shares outstanding - 2015: 609,330,124
Additional paid-in capital	5,061	4,791
Retained earnings	37,907	36,296
Treasury stock	(25,434)	(23,308)
Accumulated other comprehensive income (loss)	(7,245)	(6,359)
Total 3M Company shareholders’ equity	10,298	11,429
Noncontrolling interest	45	39
Total equity	$10,343	$11,468
Total liabilities and equity	$32,906	$32,883

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Changes in Equity

Years Ended December 31

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Dollars in millions, except per share amounts)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2013	$17,669	$4,384	$32,137	$(15,385)	$(3,913)	$446

Net income	4,998		4,956			42
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(942)				(948)	6
Defined benefit pension and post-retirement plans adjustment	(1,562)				(1,562)	—
Debt and equity securities - unrealized gain (loss)	2				2	—
Cash flow hedging instruments - unrealized gain (loss)	107				107	—
Total other comprehensive income (loss), net of tax	(2,395)
Dividends declared ($3.59 per share, Note 6)	(2,297)		(2,297)
Purchase of subsidiary shares	(870)	(434)			25	(461)
Stock-based compensation, net of tax impacts	438	438
Reacquired stock	(5,643)			(5,643)
Issuances pursuant to stock option and benefit plans	963		(758)	1,721
Balance at December 31, 2014	$12,863	$4,388	$34,038	$(19,307)	$(6,289)	$33

Net income	4,841		4,833			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(586)				(584)	(2)
Defined benefit pension and post-retirement plans adjustment	489				489	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain (loss)	25				25	—
Total other comprehensive income (loss), net of tax	(72)
Dividends declared ($3.075 per share, Note 6)	(1,913)		(1,913)
Stock-based compensation, net of tax impacts	412	412
Reacquired stock	(5,304)			(5,304)
Issuances pursuant to stock option and benefit plans	641		(662)	1,303
Balance at December 31, 2015	$11,468	$4,800	$36,296	$(23,308)	$(6,359)	$39

Net income	5,058		5,050			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(331)				(329)	(2)
Defined benefit pension and post-retirement plans adjustment	(524)				(524)	—
Debt and equity securities - unrealized gain (loss)	—				—	—
Cash flow hedging instruments - unrealized gain/(loss)	(33)				(33)	—
Total other comprehensive income (loss), net of tax	(888)
Dividends declared ($4.44 per share, Note 6)	(2,678)		(2,678)
Stock-based compensation	270	270
Reacquired stock	(3,699)			(3,699)
Issuances pursuant to stock option and benefit plans	812		(761)	1,573
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Supplemental share information	2016	2015	2014
Treasury stock
Beginning balance	334,702,932	308,898,462	280,736,817
Reacquired stock	22,602,748	34,072,584	40,664,061
Issuances pursuant to stock options and benefit plans	(9,998,902)	(8,268,114)	(12,502,416)
Ending balance	347,306,778	334,702,932	308,898,462

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

Years ended December 31

(Millions)	2016	2015	2014
Cash Flows from Operating Activities
Net income including noncontrolling interest	$5,058	$4,841	$4,998
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,474	1,435	1,408
Company pension and postretirement contributions	(383)	(267)	(215)
Company pension and postretirement expense	251	556	391
Stock-based compensation expense	298	276	280
Deferred income taxes	7	395	(146)
Excess tax benefits from stock-based compensation	—	(154)	(167)
Changes in assets and liabilities
Accounts receivable	(313)	(58)	(268)
Inventories	57	3	(113)
Accounts payable	148	9	75
Accrued income taxes (current and long-term)	101	(744)	206
Other — net	(36)	128	177
Net cash provided by operating activities	6,662	6,420	6,626

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,420)	(1,461)	(1,493)
Proceeds from sale of PP&E and other assets	58	33	135
Acquisitions, net of cash acquired	(16)	(2,914)	(94)
Purchases of marketable securities and investments	(1,410)	(652)	(1,280)
Proceeds from maturities and sale of marketable securities and investments	1,247	1,952	2,034
Proceeds from sale of businesses	142	123	—
Other investing	(4)	102	102
Net cash used in investing activities	(1,403)	(2,817)	(596)

Cash Flows from Financing Activities
Change in short-term debt — net	(797)	860	27
Repayment of debt (maturities greater than 90 days)	(992)	(800)	(1,625)
Proceeds from debt (maturities greater than 90 days)	2,832	3,422	2,608
Purchases of treasury stock	(3,753)	(5,238)	(5,652)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	804	635	968
Dividends paid to shareholders	(2,678)	(2,561)	(2,216)
Excess tax benefits from stock-based compensation	—	154	167
Purchase of noncontrolling interest	—	—	(861)
Other — net	(42)	(120)	(19)
Net cash used in financing activities	(4,626)	(3,648)	(6,603)

Effect of exchange rate changes on cash and cash equivalents	(33)	(54)	(111)

Net increase (decrease) in cash and cash equivalents	600	(99)	(684)
Cash and cash equivalents at beginning of year	1,798	1,897	2,581
Cash and cash equivalents at end of period	$2,398	$1,798	$1,897

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

Basis of presentation: Certain consolidated balance sheet amounts relative to prior periods have been immaterially revised to correct the Company’s application of Accounting Standards Codification (ASC) 450, Contingencies, with respect to its respirator mask/asbestos liability associated with pending and future claims and related defense costs. This correction reflects the inclusion of all potentially relevant years rather than a subset of future years when estimating this liability. See Note 14 for further detail. 3M assessed the materiality of this correction to prior periods’ financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. (SAB) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, codified in ASC 250, Presentation of Financial Statements. The Company concluded that the correction was not material to prior periods and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, 3M corrected prior periods presented herein by revising the consolidated balance sheet amounts, including associated deferred taxes. Period to period changes in previous estimates of probable loss were similar to those of the revised amounts. Accordingly, the correction had no impact on consolidated results of operations and cash flows for the periods presented, as this correction originates in periods prior to those presented in the annual report. The impact of this revision on the Company’s previously reported consolidated balance sheet, consolidated statement of changes in equity, and related amounts in Notes 5, 8, 14 and 16 is as follows:

	December 31, 2015			December 31, 2014
(Millions)	Previously Reported	Adjustment	As Revised	Previously Reported	Adjustment	As Revised
Other assets	$1,053	$165	$1,218	$1,769	$165	$1,934
Total assets	32,718	165	32,883	31,209	165	31,374
Other liabilities	1,580	444	2,024	1,555	444	1,999
Total liabilities	20,971	444	21,415	18,067	444	18,511
Retained earnings	36,575	(279)	36,296	34,317	(279)	34,038
Total 3M Company shareholders' equity	11,708	(279)	11,429	13,109	(279)	12,830
Total equity	11,747	(279)	11,468	13,142	(279)	12,863

As the correction originates in periods prior to those presented in this annual report, the previously reported amounts of retained earnings and total equity as of December 31, 2013 of $32,416 million and $17,948 million, respectively, in the consolidated statement of changes in equity have each been reduced by $279 million.

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

Although local currencies are typically considered as the functional currencies outside the United States, under ASC 830, Foreign Currency Matters, the reporting currency of a foreign entity’s parent is assumed to be that entity’s functional currency when the economic environment of a foreign entity is highly inflationary—generally when its cumulative inflation is approximately 100 percent or more for the three years that precede the beginning of a reporting period. 3M has a subsidiary in Venezuela with operating income representing less than 1.0 percent of 3M’s consolidated operating income for 2016. Since January 1, 2010, the financial statements of the Venezuelan subsidiary have been remeasured as if its functional currency were that of its parent.

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

The Company continues to monitor circumstances relative to its Venezuelan subsidiary. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of December 31, 2016, the Company had a balance of net monetary assets denominated in VEF of less than 1.5 billion VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 670 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon such factors as of December 31, 2016, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2016, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

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

Marketable securities: The classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. 3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $111 million and $102 million at December 31, 2016 and 2015, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. 3M did not combine any of its reporting units for impairment testing. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is not “more likely than not” less than its carrying amount, which is commonly referred to as “Step 0”. 3M has chosen not to apply Step 0 for 2016 or prior period annual goodwill assessments.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $385 million in 2016, $368 million in 2015 and $407 million in 2014.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.735 billion in 2016, $1.763 billion in 2015 and $1.770 billion in 2014. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.225 billion in 2016, $1.223 billion in 2015 and $1.193 billion in 2014. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2016 and 2015, the Company had valuation allowances of $47 million and $31 million on its deferred tax assets, respectively. The increase in valuation allowance at December 31, 2016 relates to certain international jurisdictions with taxable loss carryforwards that are expected to expire prior to utilization. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2016, 2015 and 2014 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (3.6 million average options for 2016, 5.0 million average options for 2015, and 1.4 million average options for 2014. The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2016	2015	2014
Numerator:
Net income attributable to 3M	$5,050	$4,833	$4,956

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	604.7	625.6	649.2

Dilution associated with the Company’s stock-based compensation plans	14.0	11.6	12.8

Denominator for weighted average 3M common shares outstanding – diluted	618.7	637.2	662.0

Earnings per share attributable to 3M common shareholders – basic	$8.35	$7.72	$7.63
Earnings per share attributable to 3M common shareholders – diluted	$8.16	$7.58	$7.49

Stock-based compensation: The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to the New Accounting Pronouncements section that follows for discussion of Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which 3M adopted on January 1, 2016.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB also issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The amendments also address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Finally, the amendments make certain technical corrections and provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on 3M’s consolidated results of operations and financial condition. 3M has conducted initial analyses, developed project management relative to the process of adopting this ASU, and is currently completing detailed contract reviews to determine necessary adjustments to existing accounting policies and to support an evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of 3M’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. However, in addition to expanded disclosures regarding revenue, the ASU could, for example, impact the timing of revenue recognition in some arrangements for which software industry-specific guidance (which the ASU supersedes) is presently utilized. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. For 3M, this standard is effective prospectively beginning January 1, 2017. The Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For 3M, the ASU is effective January 1, 2019. Information under existing lease guidance with respect to rent expense for operating leases and the Company’s minimum lease payments for capital and operating leases with non-cancelable terms in excess one year as of December 31, 2016 is included in Note 14. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain accounting aspects for share-based payments to employees including, among other elements, the accounting for income taxes and forfeitures, as well as classifications in the statement of cash flows. With respect to income taxes, under current guidance, when a share-based payment award such as a stock option or restricted stock unit (RSU) is granted to an employee, the fair value of the award is generally recognized over the vesting period. However, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the compensation cost recognized in the financial statements. Excess tax benefits are recognized in additional paid-in capital (APIC) within equity, and tax deficiencies are similarly recognized in APIC to the extent there is a sufficient APIC amount (APIC pool) related to previously recognized excess tax benefits. Under the new guidance, all excess tax benefits/deficiencies would be recognized as income tax benefit/expense in the statement of income. The new ASU’s income tax aspects also impact the calculation of diluted earnings per share by excluding excess tax benefits/deficiencies from the calculation of assumed proceeds available to repurchase shares under the treasury stock method. Relative to forfeitures, the new standard allows an entity-wide accounting policy election either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The new guidance also impacts classifications within the statement of cash flows by no longer requiring inclusion of excess tax benefits as both a hypothetical cash outflow within cash flows from operating activities and hypothetical cash inflow within cash flows from financing activities. Instead, excess tax benefits would be classified in operating activities in the same manner as other cash flows related to income taxes. Additionally, the new ASU requires cash payments to tax authorities when an employer uses a net-settlement feature to withhold shares to meet statutory tax withholding provisions to be presented as financing activity (eliminating previous diversity in practice). For 3M, this standard is required effective January 1, 2017, with early adoption permitted. The Company early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, excess tax benefits/deficiencies have been reflected as income tax benefit/expense in the statement of income resulting in a $184 million tax benefit in 2016. The extent of excess tax benefits/deficiencies is subject to variation in 3M stock price and timing/extent of RSU vestings and employee stock option exercises. 3M’s adoption of this ASU also resulted in associated excess tax benefits being classified as operating activity in the same manner as other cash flows related to income taxes in the statement of cash flows prospectively beginning January 1, 2016. Based on the adoption methodology applied, the statement of cash flows classification of prior periods has not changed. In addition, 3M did not change its accounting principles relative to elements of this standard and continued its existing practice of estimating the number of awards that will be forfeited.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. For 3M, this ASU is effective January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. While 3M could initiate additional relevant transactions prior to this ASU’s adoption date, based on deferred tax amounts related to applicable past intercompany transactions as of December 31, 2016, the Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For 3M, this ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. 3M does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For 3M, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. 3M would apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. 3M would apply this guidance to applicable impairment tests after the adoption date.

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

2016 acquisitions:

During 2016, 3M completed the acquisition of Semfinder AG and Sembrowser AG (collectively “Semfinder”) along with an additional immaterial acquisition, the impacts of which on the consolidated balance sheet were not considered material. In September 2016, 3M (Health Care Business) acquired all of the outstanding shares of Semfinder, headquartered in Kreuzlingen, Switzerland. Semfinder is a leading developer of precision software that enables efficient coding of medical procedures in multiple languages. The purchase price paid for these business combinations (net of cash acquired) during 2016 aggregated to $16 million.

Adjustments in 2016 to the preliminary purchase price allocations of other acquisitions within the allocation period primarily related to the identification of contingent liabilities and certain tax-related items aggregating to approximately $35 million along with other balances related to the 2015 acquisition of Capital Safety Group S.A.R.L. The change to provisional amounts resulted in an immaterial impact to the results of operations in the third quarter of 2016, a portion of which related to earlier quarters in the measurement period.

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2016 totaled $4 million. The associated finite-lived intangible assets acquired in 2016 will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 8 years (lives ranging from two to 20 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

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

In August 2015, 3M (Industrial Business) acquired the assets and liabilities associated with Polypore International, Inc.’s Separations Media business (hereafter referred to as Membrana), headquartered in Wuppertal, Germany, for $1.0 billion. Membrana is a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments.

The impact on the consolidated balance sheet of the purchase price allocations related to 2015 acquisitions and assigned weighted-average intangible asset lives, including adjustments relative to other acquisitions within the measurement period, follows. Adjustments in 2015 to the preliminary allocations primarily related to the identification and valuation of certain indefinite-lived intangible assets. The change to provisional amounts resulted in an immaterial impact to results of operations in the fourth quarter of 2015, a portion of which relates to earlier quarters in the measurement period.

	2015 Acquisition Activity
					Finite-Lived
					Intangible-Asset
(Millions)	Capital	Polypore Separations			Weighted-Average
Asset (Liability)	Safety	Media (Membrana)	Other	Total	Lives (Years)
Accounts receivable	$66	$30	$7	$103
Inventory	63	35	4	102
Other current assets	10	1	1	12
Property, plant, and equipment	36	128	7	171
Purchased finite-lived intangible assets:
Customer related intangible assets	445	270	40	755	16
Patents	44	11	7	62	7
Other technology-based intangible assets	85	42	1	128	7
Definite-lived tradenames	26	6	1	33	16
Other amortizable intangible assets	—	—	2	2	4
Purchased indefinite-lived intangible assets	520	—	—	520
Purchased goodwill	1,764	636	95	2,495
Accounts payable and other liabilities, net of other assets	(105)	(122)	(5)	(232)
Interest bearing debt	(766)	—	—	(766)
Deferred tax asset/(liability)	(464)	—	(7)	(471)

Net assets acquired	$1,724	$1,037	$153	$2,914

Supplemental information:
Cash paid	$1,758	$1,037	$154	$2,949
Less: Cash acquired	34	—	1	35
Cash paid, net of cash acquired	$1,724	$1,037	$153	$2,914

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

2014 acquisitions:

3M completed one business combination during 2014, the impact of which on the consolidated balance sheet was not considered material. In April 2014, 3M (Health Care Business) purchased all of the outstanding equity interests of Treo Solutions LLC, headquartered in Troy, New York. Treo Solutions LLC is a provider of data analytics and business intelligence to healthcare payers and providers. The purchase price paid for this business combination (net of cash acquired) and the impact of other matters (net) during 2014 aggregated to $94 million.

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

In the fourth quarter of 2015, 3M (Safety and Graphics Business) entered into agreements with One Equity Partners Capital Advisors L.P. (OEP) to sell the assets of 3M’s library systems business. The sales of the North American business and the majority of the business outside of North America closed in October and November 2015, respectively. The sale of the remainder of the library systems business closed in the first quarter of 2016 (discussed further below). In December 2015, 3M (Safety and Graphics Business) also completed the sale of Faab Fabricauto, a wholly-owned subsidiary of 3M, to Hills Numberplates Limited. The library systems business, part of the Traffic Safety and Security Division, delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform. Faab Fabricauto, also part of the Traffic Safety and Security Division, is a leading French manufacturer of license plates and signage solutions. The aggregate cash proceeds relative to the 2015 global library systems and Faab Fabricauto divestiture transactions was $104 million. The Company recorded a net pre-tax gain of $40 million (approximately $10 million after tax) in 2015 as a result of the sale and any adjustment of carrying value.

In the first quarter of 2016, 3M (Safety and Graphics Business) completed the sale of the remainder of the assets of 3M’s library systems business to One Equity Partners Capital Advisors L.P. (OEP). 3M had previously sold the North American business and the majority of the business outside of North America to OEP in the fourth quarter of 2015. The library systems business delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform. Also in the first quarter of 2016, 3M (Industrial Business) sold to Innovative Chemical Products Group, a portfolio company of Audax Private Equity, the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sales of these businesses (recorded in selling, general and administrative expenses).

In October 2016, 3M (Industrial Business) sold the assets of its temporary protective films business to Pregis LLC. This business, with annual sales of approximately $50 million, is a provider of adhesive-backed temporary protective films used in a broad range of industries. In December 2016, 3M (Electronics and Energy Business) sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million, to UMICORE. The aggregate selling price relative to these two businesses was $86 million. The Company recorded a pre-tax gain of $71 million in the fourth quarter of 2016 as a result of the sales of these businesses (recorded in selling, general and administrative expenses).

In December 2016, 3M (Safety and Graphics Business) announced that it agreed to sell its identity management business to Gemalto N.V. for $850 million, subject to closing and other adjustments. This business, with 2016 sales of approximately $205 million, is a leader in identity management solutions providing biometric hardware and software that enable identity verification and authentication, as well as secure materials and document readers. The transaction is expected to close during the first half of 2017. In January 2017, 3M (Safety and Graphics Business) sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company expects a pre-tax gain of approximately $500 million as a result of these two divestitures. The amounts of major assets and liabilities associated with these disposal groups classified as held-for-sale as of December 31, 2016 include accounts receivable; property, plant and equipment (net); intangible assets; and deferred revenue (other current liabilities) of approximately $25 million, $25 million, $35 million, and $35 million, respectively. In addition, approximately $270 million of goodwill is estimated to be attributable to these businesses as of December 31, 2016 based upon relative fair value. These amounts have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet. The aggregate operating income of these two businesses was less than $20 million in each of 2016, 2015 and 2014.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $14 million in 2016, none of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement-period following prior acquisitions, which increased goodwill by $39 million during 2016. Purchased goodwill from acquisitions totaled $2.5 billion in 2015, $636 million of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2015	2015	Dec. 31,	2016	2016	Dec. 31,
	2014	acquisition	translation	2015	acquisition	translation	2016
(Millions)	Balance	activity	and other	Balance	activity	and other	Balance
Industrial	$2,042	$637	$(106)	$2,573	$—	$(37)	$2,536
Safety and Graphics	1,650	1,764	(72)	3,342	41	(59)	3,324
Health Care	1,589	94	(59)	1,624	12	(27)	1,609
Electronics and Energy	1,554	—	(44)	1,510	—	(21)	1,489
Consumer	215	—	(15)	200	—	8	208
Total Company	$7,050	$2,495	$(296)	$9,249	$53	$(136)	$9,166

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 16, effective in the first quarter of 2016, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2016, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2016 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of December 31, follow:

(Millions)	2016	2015
Customer related intangible assets	$1,939	$1,973
Patents	602	616
Other technology-based intangible assets	524	525
Definite-lived tradenames	420	421
Other amortizable intangible assets	211	216
Total gross carrying amount	$3,696	$3,751

Accumulated amortization — customer related	(797)	(668)
Accumulated amortization — patents	(497)	(481)
Accumulated amortization — other technology based	(302)	(252)
Accumulated amortization — definite-lived tradenames	(236)	(215)
Accumulated amortization — other	(173)	(169)
Total accumulated amortization	$(2,005)	$(1,785)

Total finite-lived intangible assets — net	$1,691	$1,966

Non-amortizable intangible assets (primarily tradenames)	629	635
Total intangible assets — net	$2,320	$2,601

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for the years ended December 31 follows:

(Millions)	2016	2015	2014
Amortization expense	$262	$229	$228

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2016 follows:

						After
(Millions)	2017	2018	2019	2020	2021	2021
Amortization expense	$223	$202	$190	$180	$164	$732

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

Components of these restructuring charges are summarized by business segment as follows:

	Year ended December 31, 2015
(Millions)	Employee-Related	Asset-Related	Total
Industrial	$30	$12	$42
Safety and Graphics	11	—	11
Health Care	9	—	9
Electronics and Energy	8	4	12
Consumer	3	—	3
Corporate and Unallocated	37	—	37
Total Expense	$98	$16	$114

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	2015
Cost of sales	40
Selling, general and administrative expenses	62
Research, development and related expenses	12
Total	$114

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued restructuring action balances as of December 31, 2015	$63	$—	$63
Cash payments	(57)	—	(57)
Accrued restructuring action balances as of December 31, 2016	$6	$—	$6

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued defined benefit pension and postretirement benefits and accelerated deprecation resulting from the cessation of use of certain long-lived assets.

NOTE 5.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $88 million at December 31, 2016, and $79 million at December 31, 2015. Accumulated depreciation for capital leases totaled $89 million and $98 million as of December 31, 2016, and 2015, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2016	2015
Other current assets
Prepaid expenses and other	$1,014	$1,081
Derivative assets-current	148	211
Insurance related (receivables, prepaid expenses and other)	109	106
Total other current assets	$1,271	$1,398

Investments
Equity method	$60	$56
Cost method	67	59
Other investments	1	2
Total investments	$128	$117

Property, plant and equipment - at cost
Land	$341	$354
Buildings and leasehold improvements	7,252	7,120
Machinery and equipment	14,935	14,743
Construction in progress	809	723
Capital leases	162	158
Gross property, plant and equipment	23,499	23,098
Accumulated depreciation	(14,983)	(14,583)
Property, plant and equipment - net	$8,516	$8,515

Other assets
Deferred income taxes	$422	$675
Insurance related receivables and other	68	49
Cash surrender value of life insurance policies	236	241
Other	255	253
Total other assets	$981	$1,218

Other current liabilities
Accrued trade payables	$578	$566
Deferred income	551	518
Derivative liabilities	92	65
Employee benefits and withholdings	155	148
Contingent liability claims and other	201	147
Property and other taxes	90	89
Pension and postretirement benefits	66	60
Other	739	811
Total other current liabilities	$2,472	$2,404

Other liabilities
Long term income taxes payable	$244	$154
Employee benefits	256	254
Contingent liability claims and other	719	739
Capital lease obligations	45	46
Deferred income	15	19
Deferred income taxes	145	551
Other	224	261
Total other liabilities	$1,648	$2,024

NOTE 6.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Treasury stock is reported at cost, with 347,306,778 shares at December 31, 2016, 334,702,932 shares at December 31, 2015, and 308,898,462 shares at December 31, 2014. Preferred stock, without par value, of 10 million shares is authorized but unissued.

Cash dividends declared and paid totaled $1.11 per share for each quarter in 2016, which resulted in total year declared dividends of $4.44 per share. In 2015, 3M’s Board of Directors declared a second, third, and fourth quarter dividend of $1.025 per share, which resulted in total year 2015 declared dividends of $3.075 per share. In December 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015), which when added to second, third and fourth quarter 2014 declared dividends of $0.855 per share, resulted in total year 2014 declared dividends of $3.59 per share. In December 2013, 3M’s Board of Directors declared a first quarter 2014 dividend of $0.855 per share (paid in March 2014).

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

		Defined Benefit	Debt and	Cash Flow	Accumulated
		Pension and	Equity	Hedging	Other
	Cumulative	Postretirement	Securities,	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	Gain (Loss)	(Loss)
Balance at December 31, 2013, net of tax:	$(188)	$(3,715)	$(2)	$(8)	$(3,913)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(856)	(2,638)	2	171	(3,321)
Amounts reclassified out	—	360	1	(4)	357
Total other comprehensive income (loss), before tax	(856)	(2,278)	3	167	(2,964)
Tax effect	(92)	716	(1)	(60)	563
Total other comprehensive income (loss), net of tax	(948)	(1,562)	2	107	(2,401)
Impact from purchase of subsidiary shares	41	(16)	—	—	25
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$—	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(447)	367	—	212	132
Amounts reclassified out	—	537	—	(174)	363
Total other comprehensive income (loss), before tax	(447)	904	—	38	495
Tax effect	(137)	(415)	—	(13)	(565)
Total other comprehensive income (loss), net of tax	(584)	489	—	25	(70)
Balance at December 31, 2015, net of tax	$(1,679)	$(4,804)	$—	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(244)	(1,122)	—	57	(1,309)
Amounts reclassified out	—	421	—	(109)	312
Total other comprehensive income (loss), before tax	(244)	(701)	—	(52)	(997)
Tax effect	(85)	177	—	19	111
Total other comprehensive income (loss), net of tax	(329)	(524)	—	(33)	(886)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$—	$91	$(7,245)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amounts Reclassified from
	Accumulated Other Comprehensive Income
Details about Accumulated Other	Year ended	Year ended	Year ended
Comprehensive Income Components	December 31,	December 31,	December 31,	Location on Income
(Millions)	2016	2015	2014	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$1	$1	$1	See Note 11
Prior service benefit	92	79	59	See Note 11
Net actuarial loss	(506)	(626)	(420)	See Note 11
Curtailments/Settlements	(8)	9	—	See Note 11
Total before tax	(421)	(537)	(360)
Tax effect	148	176	122	Provision for income taxes
Net of tax	$(273)	$(361)	$(238)

Debt and equity security gains (losses)
Sales or impairments of securities	$—	$—	$(1)	Selling, general and administrative expenses
Total before tax	—	—	(1)
Tax effect	—	—	—	Provision for income taxes
Net of tax	$—	$—	$(1)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$110	$178	$3	Cost of sales
Commodity price swap contracts	—	(2)	2	Cost of sales
Interest rate swap contracts	(1)	(2)	(1)	Interest expense
Total before tax	109	174	4
Tax effect	(39)	(63)	(1)	Provision for income taxes
Net of tax	$70	$111	$3
Total reclassifications for the period, net of tax	$(203)	$(250)	$(236)

Purchase of Subsidiary Shares

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

The following table summarizes the effects of these 2014 transactions on equity attributable to 3M Company shareholders:

Year ended
(Millions)	December 31, 2014
Net income attributable to 3M	$4,956
Impact of purchase of subsidiary shares	(409)
Change in 3M Company shareholders’ equity from net income
attributable to 3M and impact of purchase of subsidiary shares	$4,547

NOTE 7.  Supplemental Cash Flow Information

(Millions)	2016	2015	2014
Cash income tax payments, net of refunds	$1,888	$2,331	$1,968
Cash interest payments	194	134	178
Capitalized interest	10	13	15

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

Transactions related to investing and financing activities with significant non-cash components are as follows:

•

3M sold and leased-back, under a capital lease, certain recently constructed machinery and equipment in return for municipal bonds with the City of Nevada, Missouri during 2016 and 2014 valued at approximately $12 million and $15 million, respectively, as of the transaction date.

In addition, as discussed in Note 6, in the fourth quarter of 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015). In the fourth quarter of 2013, 3M’s Board of Directors declared a first quarter 2014 dividend of $0.855 per share (paid in March 2014).

NOTE 8.  Income Taxes

Income Before Income Taxes

(Millions)	2016	2015	2014
United States	$4,366	$4,399	$3,815
International	2,687	2,424	3,211
Total	$7,053	$6,823	$7,026

Provision for Income Taxes

(Millions)	2016	2015	2014
Currently payable
Federal	$1,192	$1,338	$1,103
State	75	101	108
International	733	566	1,008
Deferred
Federal	(3)	(55)	(171)
State	9	6	(9)
International	(11)	26	(11)
Total	$1,995	$1,982	$2,028

Components of Deferred Tax Assets and Liabilities

(Millions)	2016	2015
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$195	$175
Product and other claims	326	311
Miscellaneous accruals	92	114
Pension costs	1,217	1,120
Stock-based compensation	302	305
Net operating/capital loss carryforwards	93	109
Foreign tax credits	22	25
Inventory	53	46
Gross deferred tax assets	2,300	2,205
Valuation allowance	(47)	(31)
Total deferred tax assets	$2,253	$2,174

Deferred tax liabilities:
Product and other insurance receivables	$(27)	$(28)
Accelerated depreciation	(730)	(736)
Intangible amortization	(903)	(1,017)
Currency translation	(276)	(199)
Other	(40)	(70)
Total deferred tax liabilities	$(1,976)	$(2,050)

Net deferred tax assets	$277	$124

The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. See Note 5 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2016, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $21 million), state (approximately $1 million), and international (approximately $71 million), with all amounts before valuation allowances. The federal tax attribute carryovers will expire after 15 to 20 years, the state after 5 to 10 years, and the international after one to three years or have an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. As of December 31, 2016, the Company has provided $47 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

Reconciliation of Effective Income Tax Rate

	2016	2015	2014
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	0.9	1.1	0.9
International income taxes - net	(2.7)	(3.9)	(5.8)
U.S. research and development credit	(0.5)	(0.5)	(0.4)
Reserves for tax contingencies	0.2	(1.0)	0.6
Domestic Manufacturer’s deduction	(1.8)	(1.8)	(1.3)
Employee share-based payments	(2.8)	(0.1)	(0.1)
All other - net	—	0.3	—
Effective worldwide tax rate	28.3%	29.1%	28.9%

The effective tax rate for 2016 was 28.3 percent, compared to 29.1 percent in 2015, a decrease of 0.8 percentage points, impacted by several factors. Primary factors that decreased the Company’s effective tax rate included the recognition of excess tax benefits beginning in 2016 related to employee share-based payments (resulting from the adoption of ASU No. 2016-09, as discussed in Note 1) and a reduction in state taxes. Combined, these factors decreased the Company’s effective tax rate by 3.2 percentage points. The decrease was partially offset by a 2.4 percentage point increase, which related to remeasurements of 3M’s uncertain tax positions and international taxes that were impacted by changes to both the geographic mix of income before taxes and additional tax expense related to global cash optimization actions.

The effective tax rate for 2015 was 29.1 percent, compared to 28.9 percent in 2014, an increase of 0.2 percentage points, impacted by many factors. Primary factors which increased the Company’s effective tax rate included international taxes, which were impacted by both changes in foreign currency rates and changes to the geographic mix of income before taxes, and an increase in state taxes. Combined, these factors increased the Company’s effective tax rate by 2.4 percentage points. This increase was partially offset by a 2.2 percentage point decrease, which related to the remeasurements of 3M’s uncertain tax positions, including the restoration of tax basis on certain assets for which depreciation deductions were previously limited, and increases in the domestic manufacturer’s deduction and U.S. research and development credit benefits.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2016. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the second quarter of 2017 and for 2016 by the end of the first quarter of 2018. As of December 31, 2016, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2016	2015	2014
Gross UTB Balance at January 1	$381	$583	$659

Additions based on tax positions related to the current year	67	77	201
Additions for tax positions of prior years	43	140	30
Reductions for tax positions of prior years	(66)	(399)	(74)
Settlements	(95)	(4)	(154)
Reductions due to lapse of applicable statute of limitations	(11)	(16)	(79)

Gross UTB Balance at December 31	$319	$381	$583

Net UTB impacting the effective tax rate at December 31	$333	$369	$265

The total amount of UTB, if recognized, would affect the effective tax rate by $333 million as of December 31, 2016, $369 million as of December 31, 2015, and $265 million as of December 31, 2014. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $10 million of expense, $2 million of expense, and $14 million of benefit in 2016, 2015, and 2014, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2016, and December 31, 2015, accrued interest and penalties in the consolidated balance sheet on a gross basis were $52 million and $45 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from certain manufacturing activities in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: China (2016), Thailand (2018), Korea (2019), Brazil (2023), Switzerland (2024), and Singapore (2025). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $142 million (23 cents per diluted share) in 2016, $114 million (18 cents per diluted share) in 2015, and $99 million (15 cents per diluted share) in 2014.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. The unremitted earnings relate to ongoing operations and were approximately $14 billion as of December 31, 2016. Because of the availability of U.S. foreign tax credits, the multiple avenues in which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 9.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2016	2015

Corporate debt securities	$10	$10
Foreign government agency securities	—	10
Commercial paper	14	12
Certificates of deposit/time deposits	197	26
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	31	26
Credit card related	18	10
Other	7	21
Asset-backed securities total	56	57

Current marketable securities	$280	$118

U.S. municipal securities	$17	$9

Non-current marketable securities	$17	$9

Total marketable securities	$297	$127

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At December 31, 2016 and 2015, gross unrealized gains and/or losses (pre-tax) were not material. Refer to Note 6 for a table that provides the net realized gains (losses) related to sales or impairments of debt and equity securities, which includes marketable securities. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balance at December 31, 2016, for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2016

Due in one year or less	$216
Due after one year through five years	77
Due after five years through ten years	4
Total marketable securities	$297

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa3 by Moody’s Investors Service or AA- by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At December 31, 2016, all asset-backed security investments were in compliance with this policy. Approximately 84.8 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2016. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

	Currency/	Effective	Final
(Millions)	Fixed vs.	Interest	Maturity	Carrying Value
Description / 2016 Principal Amount	Floating	Rate	Date	2016	2015
Medium-term note ($1 billion)	USD Fixed	—%	—	$—	$999
Medium-term note ($650 million)	USD Fixed	1.10%	2017	649	648
Medium-term note (500 million Euros)	Euro Floating	—%	2018	523	545
Medium-term note ($450 million)	USD Floating	0.98%	2018	448	448
Medium-term note ($600 million)	USD Floating	1.00%	2019	598	597
Medium-term note ($25 million)	USD Fixed	1.74%	2019	25	25
Medium-term note (650 million Euros)	Euro Floating	—%	2020	680	708
Medium-term note ($300 million)	USD Floating	1.06%	2020	297	297
Medium-term note ($200 million)	USD Fixed	2.12%	2020	199	198
Eurobond (300 million Euros)	Euro Floating	0.01%	2021	336	348
Eurobond (300 million Euros)	Euro Fixed	1.97%	2021	312	326
Medium-term note ($600 million)	USD Fixed	1.63%	2021	598	—
Medium-term note (500 million Euros)	Euro Fixed	0.45%	2022	520	—
Medium-term note ($600 million)	USD Fixed	2.17%	2022	593	592
Medium-term note (600 million Euros)	Euro Fixed	1.14%	2023	619	644
Medium-term note ($550 million)	USD Fixed	3.04%	2025	546	545
Medium-term note (750 million Euros)	Euro Fixed	1.71%	2026	770	801
Medium-term note ($650 million)	USD Fixed	2.25%	2026	640	—
30-year debenture ($330 million)	USD Fixed	6.01%	2028	342	343
Medium-term note (500 million Euros)	Euro Fixed	1.90%	2030	512	533
Medium-term note (500 million Euros)	Euro Fixed	1.54%	2031	518	—
30-year bond ($750 million)	USD Fixed	5.73%	2037	743	743
Floating rate note ($96 million)	USD Floating	0.65%	2041	96	96
Medium-term note ($325 million)	USD Fixed	4.05%	2044	313	313
Floating rate note ($55 million)	USD Floating	0.61%	2044	54	55
Medium-term note ($500 million)	USD Fixed	3.13%	2046	473	—
Other borrowings	Various	0.82%	2017-2040	74	74
Total long-term debt				$11,478	$9,878
Less: current portion of long-term debt				800	1,125
Long-term debt (excluding current portion)				$10,678	$8,753

Post-Swap Borrowing (Long-Term Debt, Including Current Portion)

	2016		2015
	Carrying	Effective	Carrying	Effective
(Millions)	Value	Interest Rate	Value	Interest Rate
Fixed-rate debt	$8,372	2.42%	$6,712	2.54%
Floating-rate debt	3,106	0.48%	3,166	0.32%
Total long-term debt, including current portion	$11,478		$9,878

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2016	2015
Current portion of long-term debt	1.01%	$800	$1,125
U.S. dollar commercial paper	—%	—	—
Other borrowings	0.48%	172	919
Total short-term borrowings and current portion of long-term debt		$972	$2,044

In both 2016 and 2015, other short-term borrowings primarily consisted of bank borrowings by international subsidiaries, primarily Japan and Korea.

Maturities of Long-term Debt

Maturities of long-term debt for the five years subsequent of December 31, 2016 are as follows (in millions):

					After
2017	2018	2019	2020	2021	2021	Total
$800	$1,042	$623	$1,176	$1,246	$6,591	$11,478

Long-term debt payments due in 2017 and 2018 include floating rate notes totaling $150 million (classified as current portion of long-term debt), and $71 million (included in other borrowings in the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

Credit Facilities

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lender’s discretion), bringing the total facility up to $5.0 billion. This revolving credit facility was undrawn at December 31, 2016. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2016, this ratio was approximately 44 to 1. Debt covenants do not restrict the payment of dividends.

Other Credit Facilities

Apart from the committed revolving facility, an additional $291 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at December 31, 2016. These instruments are utilized in connection with normal business activities.

Long-Term Debt Issuances

The principal amounts, interest rates and maturity dates of individual long-term debt issuances can be found in the long-term debt table found at the beginning of this note.

In May 2016, 3M issued 1 billion Euros aggregate principal amount of medium-term notes. In September 2016, 3M issued $1.75 billion aggregate principal amount of medium-term notes.

In May 2015, 3M issued 1.750 billion Euros aggregate principal amount of medium-term notes. In August 2015, 3M issued $1.500 billion aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into two interest rate swaps as fair value hedges of a portion of the fixed interest rate medium-term note obligation. The first converted a $450 million three-year fixed rate note, and the second converted $300 million of a five-year fixed rate note included in this issuance to an interest rate based on a floating three-month LIBOR index.

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

Long-Term Debt Maturities

In September 2016, 3M repaid $1 billion aggregate principal amount of medium-term notes.

In July 2014, 3M retired at maturity 1.025 billion Euros of seven-year 5.0% fixed rate Eurobonds. In December 2012, 3M entered into a three-year 66 million British Pound (approximately $106 million based on agreement date exchange rates) committed credit facility agreement with JP Morgan Chase Bank, which was fully drawn as of December 31, 2012. 3M repaid the balance in 2014.

Floating Rate Notes

At various times, 3M has issued floating rate notes containing put provisions. 3M would be required to repurchase these securities at various prices ranging from 99 percent to 100 percent of par value according to the reduction schedules for each security. In December 2004, 3M issued a forty-year $60 million floating rate note, with a rate based on a floating LIBOR index. Under the terms of this floating rate note due in 2044, holders have an annual put feature at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040 and 2041, holders have put options that commence ten years from the date of issuance and each third anniversary thereafter until final maturity at prices ranging from 99 percent to 100 percent of par value. For the periods presented, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

NOTE 11.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 80 defined benefit plans in 27 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for its U.S. employees who reach retirement age while employed by the Company and were employed by the Company prior to January 1, 2016. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

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

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. Beginning on January 1, 2016, for U.S. employees, the Company reduced its match on employee 401(k) contributions. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% (down from 6% prior to 2016) of eligible compensation matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% (down from 6% prior to 2016) of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’

elections. Employer contributions to the U.S. defined contribution plans were $139 million, $165 million and $153 million for 2016, 2015 and 2014, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $87 million, $77 million and $75 million for 2016, 2015 and 2014, respectively.

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

As of December 31, 2014, the Company converted to the “RP 2014 Mortality Tables” and updated the mortality improvement scale it used for calculating the year-end 2014 U.S. defined benefit pension annuitant and postretirement obligations and 2015 expense. The impact of this change increased the year-end 2014 U.S. pension projected benefit obligation (PBO) by approximately $820 million and the U.S. accumulated postretirement benefit obligation by approximately $100 million. As of December 31, 2016, the Company updated the mortality improvement scale to Scale MP-2016, which was released by the Society of Actuaries in October 2016. The impact of this change decreased the year-end 2016 U.S. pension PBO by approximately $440 million and the U.S. accumulated postretirement benefit obligation by approximately $60 million.

In March 2015, 3M Japan modified the Japan Limited Defined Benefit Corporate Pension Plan (DBCPP). Beginning July 1, 2015, eligible employees receive a company provided contribution match of 6.12% of their eligible salary to their defined contribution plan. Employees no longer earn additional service towards their defined benefit pension plans after July 1, 2015, except for eligible salaries above the statutory defined contribution limits. As a result of this plan modification, the Company re-measured the DBCPP, which resulted in a $17 million pre-tax curtailment gain for the year ended December 31, 2015. In March 2015, 3M also received a favorable Internal Revenue Service tax determination letter to terminate a frozen defined benefit pension plan of one of 3M’s acquired subsidiaries. By the end of 2015, this plan made final distributions of $16 million to participants. The Company also had other settlements, curtailments, special termination benefits and other items in 2015 aggregating to the amounts indicated in these components in the applicable tables that follow.

3M was informed during the first quarter of 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. The Company has insurance that it believes, based on what is currently known, will result in the probable recovery of a portion of the decrease in original asset value. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit in the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. As of the 2016 measurement date, these holdings represented less than one half of one percent of 3M’s fair value of total plan assets. 3M currently believes that the resolution of these events will not have a material adverse effect on the consolidated financial position of the Company.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $35 million as of December 31, 2016 and 2015.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$15,856	$16,452	$6,322	$6,979	$2,216	$2,462
Acquisitions/Transfers	—	—	(5)	94	—	—
Service cost	259	293	133	154	54	75
Interest cost	575	655	171	206	79	98
Participant contributions	—	—	8	9	—	14
Foreign exchange rate changes	—	—	(472)	(589)	7	(22)
Plan amendments	5	—	(4)	(6)	—	(211)
Actuarial (gain) loss	427	(657)	724	(274)	7	(80)
Medicare Part D Reimbursement	—	—	—	—	—	1
Benefit payments	(919)	(874)	(245)	(232)	(104)	(122)
Settlements, curtailments, special termination benefits and other	(1)	(13)	(7)	(19)	—	1
Benefit obligation at end of year	$16,202	$15,856	$6,625	$6,322	$2,259	$2,216
Change in plan assets
Fair value of plan assets at beginning of year	$13,966	$14,643	$5,669	$5,957	$1,367	$1,436
Acquisitions/Transfers	—	—	—	8	—	—
Actual return on plan assets	779	100	512	287	90	36
Company contributions	259	113	121	151	3	3
Participant contributions	—	—	8	9	—	14
Foreign exchange rate changes	—	—	(444)	(498)	—	—
Benefit payments	(919)	(874)	(245)	(232)	(104)	(122)
Settlements, curtailments, special termination benefits and other	(4)	(16)	(4)	(13)	—	—
Fair value of plan assets at end of year	$14,081	$13,966	$5,617	$5,669	$1,356	$1,367
Funded status at end of year	$(2,121)	$(1,890)	$(1,008)	$(653)	$(903)	$(849)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$4	$3	$48	$185	$—	$—
Accrued benefit cost
Current liabilities	(52)	(47)	(10)	(10)	(4)	(3)
Non-current liabilities	(2,073)	(1,846)	(1,046)	(828)	(899)	(846)
Ending balance	$(2,121)	$(1,890)	$(1,008)	$(653)	$(903)	$(849)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2016	2015	2016	2015	2016	2015
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$—	$(2)	$—	$—
Net actuarial loss (gain)	5,704	5,366	1,933	1,610	761	815
Prior service cost (credit)	(198)	(227)	(56)	(68)	(214)	(270)
Ending balance	$5,506	$5,139	$1,877	$1,540	$547	$545

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $15.149 billion and $14.834 billion at December 31, 2016 and 2015, respectively. The accumulated benefit obligation of the international pension plans was $6.058 billion and $5.773 billion at December 31, 2016 and 2015, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2016	2015	2016	2015
Projected benefit obligation	$16,202	$15,856	$2,590	$2,382
Accumulated benefit obligation	15,149	14,834	2,351	2,149
Fair value of plan assets	14,081	13,966	1,635	1,566

Components of net periodic cost and other amounts recognized in other comprehensive income

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 follow:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net periodic benefit cost (benefit)
Service cost	$259	$293	$241	$133	$154	$141	$54	$75	$65
Interest cost	575	655	676	171	206	252	79	98	97
Expected return on plan assets	(1,043)	(1,069)	(1,043)	(308)	(308)	(312)	(90)	(91)	(90)
Amortization of transition (asset) obligation	—	—	—	(1)	(1)	(1)	—	—	—
Amortization of prior service cost (benefit)	(24)	(24)	4	(13)	(13)	(16)	(55)	(42)	(47)
Amortization of net actuarial (gain) loss	354	409	243	91	144	121	61	73	56
Settlements, curtailments, special termination benefits and other	4	2	—	4	(6)	4	—	1	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$125	$266	$121	$77	$176	$189	$49	$114	$81
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition (asset) obligation	—	—	—	1	1	1	—	—	—
Prior service cost (benefit)	5	—	(266)	(5)	10	3	—	(212)	—
Amortization of prior service cost (benefit)	24	24	(4)	13	13	16	55	42	47
Net actuarial (gain) loss	692	312	2,167	512	(270)	592	8	(23)	358
Amortization of net actuarial (gain) loss	(354)	(409)	(243)	(91)	(144)	(121)	(61)	(73)	(56)
Foreign currency	—	—	—	(93)	(174)	(215)	—	(1)	(1)
Total recognized in other comprehensive (income) loss	$367	$(73)	$1,654	$337	$(564)	$276	$2	$(267)	$348
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$492	$193	$1,775	$414	$(388)	$465	$51	$(153)	$429

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$—	$—
Amortization of prior service cost (benefit)	(23)	(12)	(53)
Amortization of net actuarial (gain) loss	387	119	56
Total amortization expected over the next fiscal year	$364	$107	$3

The Company primarily amortizes amounts recognized as prior service cost (benefit) over the average future service period of active employees at the date of the amendment.

Weighted-average assumptions used to determine benefit obligations as of December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Discount rate	4.21%	4.47%	4.10%	2.54%	3.12%	3.11%	4.26%	4.48%	4.07%
Compensation rate increase	4.10%	4.10%	4.10%	2.90%	2.90%	3.33%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2016	2015	2014	2016	2015	2014	2016	2015	2014

Discount rate - service cost	4.70%	4.10%	4.98%	2.84%	3.11%	4.02%	4.70%	4.07%	4.83%
Discount rate - interest cost	3.73%	4.10%	4.98%	2.72%	3.11%	4.02%	3.80%	4.07%	4.83%
Expected return on assets	7.50%	7.75%	7.75%	5.77%	5.90%	5.83%	6.91%	6.91%	7.11%
Compensation rate increase	4.10%	4.10%	4.00%	2.90%	3.33%	3.35%	N/A	N/A	N/A

The Company provides eligible retirees in the U.S. postretirement health care benefit plans to a savings account benefits-based plan. The contributions provided by the Company to the health savings accounts increase 3 percent per year for employees who retired prior to January 1, 2016 and increase 1.5 percent for employees who retire on or after January 1, 2016. Therefore, the Company no longer has material exposure to health care cost inflation.

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.21% for pension and 4.26% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2016, which is a decrease of 0.26 percentage points and 0.22 percentage points, respectively, from the rates used as of December 31, 2015. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

Beginning in 2016, 3M changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method measures service cost and interest cost separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset in the actuarial gains and losses recorded in other comprehensive income. The Company changed to the new method to provide a more precise measure of service and interest costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. As a result of the change to the spot yield curve approach, 2016 annual defined benefit pension and postretirement net periodic benefit cost decreased approximately $180 million.

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.50% in 2016. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2016, the Company’s 2017 expected long-term rate of return on U.S. plan assets is 7.25%, a decrease of 0.25 percentage points from 2016. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2016 expected long-term rate of return is based on an asset allocation assumption of 25% global equities, 18% private equities, 41% fixed-income securities, and 16% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2016 was 5.8%. In 2015 the plan earned a rate of return of 0.7% and in 2014 earned a return of 13.0%. The average annual actual return on the plan assets over the past 10 and 25 years has been 7.2% and 9.2%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

During 2016, the Company contributed $380 million to its U.S. and international pension plans and $3 million to its postretirement plans. During 2015, the Company contributed $264 million to its U.S. and international pension plans and $3 million to its postretirement plans. In 2017, the Company expects to contribute an amount in the range of $300 million to $500 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2017 Benefit Payments	$1,020	$203	$129
2018 Benefit Payments	1,040	212	139
2019 Benefit Payments	1,057	228	147
2020 Benefit Payments	1,071	235	157
2021 Benefit Payments	1,088	256	166
Next five years	5,586	1,452	839

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

U.S. Pension Plans and Postretirement Benefit Plan Assets

In order to achieve the investment objectives in the U.S. pension plans and U.S. postretirement benefit plans, the investment policies include a target strategic asset allocation. The investment policies allow some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolios will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans. Approximately 42% of the postretirement benefit plan assets are in a 401(h) account. The 401(h) account assets are in the same trust as the primary U.S. pension plan and invested with the same investment objectives as the primary U.S. pension plan.

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2016	2015	2016	2015	2016	2015	2016	2015
Equities
U.S. equities	$1,522	$1,897	$—	$—	$—	$—	$1,522	$1,897
Non-U.S. equities	1,179	1,149	—	—	—	—	1,179	1,149
Index and long/short equity funds*							414	578
Total Equities	$2,701	$3,046	$—	$—	$—	$—	$3,115	$3,624
Fixed Income
U.S. government securities	$1,701	$1,095	$560	$456	$—	$—	$2,261	$1,551
Non-U.S. government securities	—	—	146	126	—	—	146	126
Preferred and convertible securities	4	4	1	8	—	—	5	12
U.S. corporate bonds	10	9	3,392	2,820	—	—	3,402	2,829
Non-U.S. corporate bonds	—	—	672	616	—	—	672	616
Derivative instruments	(1)	(1)	(31)	40	—	—	(32)	39
Other*							7	11
Total Fixed Income	$1,714	$1,107	$4,740	$4,066	$—	$—	$6,461	$5,184
Private Equity
Derivative instruments	$—	$—	$—	$—	$(83)	$(106)	$(83)	$(106)
Growth equity	19	24	—	—	—	—	19	24
Partnership investments*							2,188	2,450
Total Private Equity	$19	$24	$—	$—	$(83)	$(106)	$2,124	$2,368
Absolute Return
Derivative instruments	$—	$—	$(7)	$(5)	$—	$—	$(7)	$(5)
Fixed income and other	29	253	78	46	—	—	107	299
Hedge fund/fund of funds*							1,793	1,409
Partnership investments*							296	355
Total Absolute Return	$29	$253	$71	$41	$—	$—	$2,189	$2,058
Cash and Cash Equivalents
Cash and cash equivalents	$55	$102	$—	$1	$2	$—	$57	$103
Repurchase agreements and derivative margin activity	—	—	(545)	5	—	—	(545)	5
Cash and cash equivalents, valued at net asset value*							931	783
Total Cash and Cash Equivalents	$55	$102	$(545)	$6	$2	$—	$443	$891
Total	$4,518	$4,532	$4,266	$4,113	$(81)	$(106)	$14,332	$14,125
Other items to reconcile to fair value of plan assets							$(251)	$(159)
Fair value of plan assets							$14,081	$13,966

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

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2016	2015	2016	2015	2016	2015	2016	2015
Equities
U.S. equities	$477	$508	$—	$—	$—	$—	$477	$508
Non-U.S. equities	62	59	—	—	—	—	62	59
Index and long/short equity funds*							40	49
Total Equities	$539	$567	$—	$—	$—	$—	$579	$616
Fixed Income
U.S. government securities	$102	$71	$191	$192	$—	$—	$293	$263
Non-U.S. government securities	—	—	9	8	—	—	9	8
U.S. corporate bonds	—	—	172	153	—	—	172	153
Non-U.S. corporate bonds	—	—	36	35	—	—	36	35
Derivative instruments	—	—	(1)	2	—	—	(1)	2
Total Fixed Income	$102	$71	$407	$390	$—	$—	$509	$461
Private Equity
Derivative instruments	$—	$—	$—	$—	$(3)	$(4)	$(3)	$(4)
Growth equity	1	1	—	—	—	—	1	1
Partnership investments*							113	136
Total Private Equity	$1	$1	$—	$—	$(3)	$(4)	$111	$133
Absolute Return
Fixed income and other	$1	$10	$3	$2	$—	$—	$4	$12
Hedge fund/fund of funds*							72	54
Partnership investments*							12	14
Total Absolute Return	$1	$10	$3	$2	$—	$—	$88	$80
Cash and Cash Equivalents
Cash and cash equivalents	$44	$38	$3	$—	$—	$—	$47	$38
Repurchase agreements and derivative margin activity	—	—	(22)	—	—	—	(22)	—
Cash and cash equivalents, valued at net asset value*							38	30
Total Cash and Cash Equivalents	$44	$38	$(19)	$—	$—	$—	$63	$68
Total	$687	$687	$391	$392	$(3)	$(4)	$1,350	$1,358
Other items to reconcile to fair value of plan assets							$6	$9
Fair value of plan assets							$1,356	$1,367

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

The balances of and changes in the fair values of the U.S. pension plans’ and postretirement plans’ level 3 assets for the periods ended December 31, 2016 and 2015 were not material.

International Pension Plans Assets

Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 70 defined benefit plans in 26 countries; however, there is significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. The Company provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2016	2015	2016	2015	2016	2015	2016	2015
Equities
Growth equities	$605	$718	$214	$195	$—	$—	$819	$913
Value equities	575	494	28	27	—	—	603	521
Core equities	55	31	583	671	4	4	642	706
Equities, valued at net asset value*							16	17
Total Equities	$1,235	$1,243	$825	$893	$4	$4	$2,080	$2,157
Fixed Income
Domestic government	$340	$283	$202	$346	$3	$4	$545	$633
Foreign government	142	—	353	206	—	—	495	206
Corporate debt securities	51	30	888	661	9	10	948	701
Fixed income securities, valued at net asset value*							641	770
Total Fixed Income	$533	$313	$1,443	$1,213	$12	$14	$2,629	$2,310
Private Equity
Real estate	$29	$1	$62	$5	$3	$4	$94	$10
Real estate, valued at net asset value*							34	126
Partnership investments*							63	24
Total Private Equity	$29	$1	$62	$5	$3	$4	$191	$160
Absolute Return
Derivatives	$(4)	$(2)	$—	$15	$—	$—	$(4)	$13
Insurance	—	—	—	—	455	456	455	456
Other	—	—	—	4	6	3	6	7
Other, valued at net asset value*							—	1
Hedge funds*							174	119
Total Absolute Return	$(4)	$(2)	$—	$19	$461	$459	$631	$596
Cash and Cash Equivalents
Cash and cash equivalents	$99	$126	$18	$347	$—	$—	$117	$473
Cash and cash equivalents, valued at net asset value*							4	1
Total Cash and Cash Equivalents	$99	$126	$18	$347	$—	$—	$121	$474
Total	$1,892	$1,681	$2,348	$2,477	$480	$481	$5,652	$5,697
Other items to reconcile to fair value of plan assets							$(35)	$(28)
Fair value of plan assets							$5,617	$5,669

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

The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class. The aggregate of net purchases and net unrealized gains increased this balance by $8 million and $16 million in 2016 and 2015, respectively. Foreign currency exchange impacts decreased this balance by $9 million and $36 million in 2016 and 2015, respectively.

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

Cash Flow Hedging - Commodity Price Management: The Company manages commodity price risks through negotiated supply contracts, price protection agreements and commodity price swaps. 3M discontinued the use of commodity price swaps as cash flow hedges of forecasted commodity transactions in the first quarter of 2015. The Company used commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings.

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

In the first six months of 2016, the Company entered into forward starting interest rate swaps that expired in December 2016 with an aggregate notional amount of $300 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. Upon issuance of medium-term notes in September 2016, 3M terminated these interest rate swaps. The termination resulted in an immaterial loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

In the fourth quarter of 2016, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the  gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of December 31, 2016, the Company had a balance of $91 million associated with the after tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $6 million (after tax loss) related to forward starting interest rate swaps, which will be amortized over the respective lives of the notes. Based on exchange rates as of December 31, 2016, 3M expects to reclassify approximately $57 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2017, approximately $26 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2018, and approximately $8 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings after 2018 (with the impact offset by earnings/losses from underlying hedged items).

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

Year Ended December 31, 2016

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$58	Cost of sales	$110	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	(1)	Interest expense	—
Total	$57		$109		$—

Year Ended December 31, 2015

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$212	Cost of sales	$178	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$212		$174		$—

Year Ended December 31, 2014

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Derivatives in Cash Flow Hedging Relationships	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$183	Cost of sales	$3	Cost of sales	$—
Commodity price swap contracts	(4)	Cost of sales	2	Cost of sales	—
Interest rate swap contracts	(8)	Interest expense	(1)	Interest expense	—
Total	$171		$4		$—

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

Year Ended December 31, 2016

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

At December 31, 2016, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2017 to 2031.

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

Year ended December 31, 2016

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
Derivative and Nonderivative Instruments in Net Investment Hedging	on Effective Portion of	from Effectiveness Testing
Relationships	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$215	N/A	$—
Foreign currency forward contracts	(9)	Cost of sales	(3)
Total	$206		$(3)

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

The Company revised amounts previously presented in the table below for the gain (loss) on derivatives recognized in income for the year ended December 31, 2015 relative to foreign currency forward contracts. This immaterial correction decreased the previously presented amount of the loss recognized in income in the disclosure table below by $112 million for the year ended December 31, 2015. This revision had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in Income
		Year ended	Year ended	Year ended
		December 31,	December 31,	December 31,
Derivatives Not Designated as Hedging Instruments		2016	2015	2014
(Millions)	Location	Amount	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$(14)	$5	$10
Foreign currency forward contracts	Interest expense	9	82	(40)
Commodity price swap contracts	Cost of sales	—	(3)	—
Total		$(5)	$84	$(30)

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

	Gross	Assets		Liabilities
December 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,160	Other current assets	$107	Other current liabilities	$9
Foreign currency forward/option contracts	1,459	Other assets	86	Other liabilities	3
Interest rate swap contracts	1,953	Other assets	25	Other current liabilities	1
Total derivatives designated as hedging instruments			$218		$13

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,655	Other current assets	$41	Other current liabilities	$82
Total derivatives not designated as hedging instruments			$41		$82

Total derivative instruments			$259		$95

	Gross	Assets		Liabilities
December 31, 2015	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,815	Other current assets	$148	Other current liabilities	$14
Foreign currency forward/option contracts	1,240	Other assets	61	Other liabilities	3
Interest rate swap contracts	1,753	Other assets	24	Other liabilities	1
Total derivatives designated as hedging instruments			$233		$18

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,359	Other current assets	$63	Other current liabilities	$51
Total derivatives not designated as hedging instruments			$63		$51

Total derivative instruments			$296		$69

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments:

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2016, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

December 31, 2016		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$259	$39	$—	$220
Derivatives not subject to master netting agreements	—			—
Total	$259			$220

December 31, 2015		Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$296	$37	$—	$259
Derivatives not subject to master netting agreements	—			—
Total	$296			$259

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

December 31, 2016		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$93	$39	$—	$54
Derivatives not subject to master netting agreements	2			2
Total	$95			$56

December 31, 2015		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$64	$37	$—	$27
Derivatives not subject to master netting agreements	5			5
Total	$69			$32

Foreign Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $69 million in 2016 and increased pre-tax income by approximately $180 million in 2015. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and most net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2016 and 2015.

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

Available-for-sale marketable securities —certain U.S. municipal securities only:

In both 2016 and 2014, 3M obtained municipal bonds with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of December 31, 2016. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	14	—	14	—
Certificates of deposit/time deposits	197	—	197	—
Asset-backed securities:
Automobile loan related	31	—	31	—
Credit card related	18	—	18	—
Other	7	—	7	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	234	—	234	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	94	—	94	—
Interest rate swap contracts	1	—	1	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Foreign government agency securities	10	—	10	—
Commercial paper	12	—	12	—
Certificates of deposit/time deposits	26	—	26	—
Asset-backed securities:
Automobile loan related	26	—	26	—
Credit card related	10	—	10	—
Other	21	—	21	—
U.S. municipal securities	12	—	—	12
Derivative instruments — assets:
Foreign currency forward/option contracts	272	—	272	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	68	—	68	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities and auction rate securities only
(Millions)	2016	2015	2014
Beginning balance	$12	$15	$11
Total gains or losses:
Included in earnings	—	—	(1)
Included in other comprehensive income	—	—	2
Purchases and issuances	12	—	15
Sales and settlements	(4)	(3)	(12)
Transfers in and/or out of level 3	—	—	—
Ending balance	20	12	15

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. There were no material long-lived asset impairments for 2016, 2015 and 2014.

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

	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$10,678	$11,168	$8,753	$9,101

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at December 31, 2016 and 2015 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 14.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $318 million in 2016, $316 million in 2015 and $332 million in 2014. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has three primary capital leases. First, 3M has a capital lease, which became effective in

April 2003, that involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $41 million at December 31, 2016, exchange rates. Second, during the fourth quarter of 2009, 3M recorded a capital lease asset and obligation of approximately $50 million related to an IT investment with an amortization period of seven years. This capital lease was fully amortized at December 31, 2016. Third, 3M recorded a capital lease asset and obligation of approximately $12 million in 2016 and $15 million in 2014, which is discussed in more detail in Note 7.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2016, were as follows:

		Operating
(Millions)	Capital Leases	Leases
2017	$9	$210
2018	7	161
2019	5	119
2020	4	89
2021	4	58
After 2021	30	188
Total	$59	$825
Less: Amounts representing interest	5
Present value of future minimum lease payments	54
Less: Current obligations under capital leases	9
Long-term obligations under capital leases	$45

Unconditional Purchase Obligations:

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). The Company estimates its total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2016, at $608 million. Payments by year are estimated as follows: 2017 ($193 million), 2018 ($189 million), 2019 ($123 million), 2020 ($54 million), 2021 ($24 million) and after 2021 ($25 million). Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide an indication of the Company’s expected future cash outflows related to purchase obligations.

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $47 million at December 31, 2016, and $28 million at December 31, 2015. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Respirator Mask/Asbestos Litigation

As of December 31, 2016, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,660 individual claimants, compared to approximately 2,130 individual claimants with actions pending at December 31, 2015.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all eleven cases taken to trial, including nine of the ten cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and 2016–described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous defense verdict from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal.

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

Respirator Mask/Asbestos Liabilities and Insurance Receivables:

The Company annually conducts a comprehensive legal review of its respirator mask/asbestos liabilities in connection with finalizing and reporting its annual results of operations, unless significant changes in trends or new developments warrant an earlier review. The Company reviews recent and historical claims data, including without limitation, (i) the number of pending claims filed against the Company, (ii) the nature and mix of those claims (i.e., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (iii) the costs to defend and resolve pending claims, and (iv) trends in filing rates and in costs to defend and resolve claims, (collectively, the “Claims Data”). As part of its comprehensive legal review, the Company provides the Claims Data to a third party with expertise in determining the impact of Claims Data on future filing trends and costs. The third party assists the Company in estimating the costs to defend and resolve pending and future claims. The Company uses these estimates to develop its best estimate of probable liability.

Developments may occur that could affect the Company’s estimate of its liabilities. These developments include, but are not limited to, significant changes in (i) the key assumptions underlying the Company’s accrual, including, the number of future claims, the nature and mix of those claims, the average cost of defending and resolving claims, and in maintaining trial readiness (ii) trial and appellate outcomes, (iii) the law and procedure applicable to these claims, and (iv) the financial viability of other co-defendants and insurers.

As a result of the Company’s regular comprehensive legal review and underlying factors such as the costs of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company recorded an expense in 2016 for respirator mask/asbestos liabilities of $69 million. In 2016, the Company made payments for legal fees and settlements of $62 million related to the respirator mask/asbestos litigation. As of December 31, 2016 and 2015, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $595 million and $588 million, respectively. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. Refer to Note 1 for further detail on the revision of this accrual. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2016, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. As a result of a final arbitration decision in June 2016 regarding insurance coverage under two policies, 3M reversed its receivable for the insurance recoveries related to respirator mask/asbestos litigation by $35 million. The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2016, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2016, the Company, through its Aearo subsidiary, had accruals of $19 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In October 2016, the European Commission notified the World Trade Organization of a draft regulation to restrict PFOA and its related substances under the EU’s REACH Regulation (Registration, Evaluation, Authorization, and Restriction of Chemicals). If adopted, the regulation would restrict PFOA and its related substances to concentrations no greater than 25 parts per billion in constituents of other substances, in mixtures, and in articles. As the database of studies of both chemicals has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (superseding the provisional levels established by the EPA in 2009 of 400 parts per trillion for PFOA and 200 parts per trillion for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 parts per trillion. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through July 2016, the EPA reported results for 4,909 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS. A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2017.

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

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In September 2016, the court granted 3M’s motion to dismiss plaintiffs’ trespass claims with prejudice, negligence claims for personal injuries, and private nuisance claims, and denied the motion to dismiss the plaintiffs’ negligence claims for property damage, public nuisance, abatement of nuisance, battery and wantonness.

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

As of December 31, 2016, seven purported class actions were filed against 3M and other defendants in U.S. District Court - three in the District of Colorado and four in the Eastern District of Pennsylvania. The complaints seek unstated damages and other remedies, such as medical monitoring, and allege that the plaintiffs suffered personal injury and property damage from drinking water supplies contaminated with certain PFCs used in Aqueous Film Forming Foam (AFFF) at current or former airports and air force military bases located in Colorado and Pennsylvania.

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

In November 2016, the Town of Barnstable, Massachusetts filed an individual action in the U.S. District Court for the District of Massachusetts seeking unstated compensatory and punitive damages and other relief against 3M and other suppliers of AFFF for alleged contamination of the aquifer supplying drinking water to the Hyannis water system. The town seeks to recover costs associated with the investigation, treatment, remediation, and monitoring of drinking water supplies allegedly contaminated with certain PFCs used in AFFF. In January 2017, the County of Barnstable, Massachusetts, filed an individual action in the U.S. District Court for the District of Massachusetts seeking unstated compensatory and punitive damages and other relief (including indemnification and contribution in connection with claims asserted against the County by the Town of Barnstable) against 3M and other suppliers of AFFF for alleged contamination of the aquifer supplying drinking water to the Hyannis water system.

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

Environmental Liabilities and Insurance Receivables

As of December 31, 2016, the Company had recorded liabilities of $38 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $11 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2016, the Company had recorded liabilities of $29 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. As of December 31, 2016, the Company’s receivable for insurance recoveries related to “other environmental liabilities” was $15 million.

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

Andover Healthcare filed an infringement suit against 3M in May 2013 in the U.S. District Court for the District of Delaware. Andover also filed a related infringement action against 3M and 3M Deutschland GmbH in December 2013 in Mannheim, Germany. In both cases, Andover alleged that certain of 3M’s self-adherent wraps, including Coban™ Latex Free and Nexcare™ No Hurt Latex Free wraps, infringed Andover’s U.S. and German patents. 3M denied that it infringed Andover’s patents, asserted that the patents are invalid, and claimed that Andover should be precluded from recovery of its alleged damages, in part because of its long delay in bringing the actions. 3M and Andover each filed motions for summary judgment, and in October 2016, the court denied all pending summary judgment motions filed by both parties. Trial in the U.S. matter was scheduled for November 2016. A hearing in the German infringement case occurred in September 2014. In November 2014, the German trial court issued a decision ordering the appointment of an expert to assist with analysis of whether 3M’s products infringe Andover’s German patent. Separately, 3M filed a nullity action in Germany, challenging the validity of Andover’s German patent. At a hearing in July 2015, the German patent court revoked Andover’s German patents. Andover appealed that decision and, in April 2016, the German trial court stayed the infringement proceedings during the pendency of Andover’s appeal. In November 2016, the parties resolved all pending litigation in the United States and Germany for an amount that is not material to the Company’s consolidated results of operations or financial condition.

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

As of December 31, 2016, the Company is a named defendant in approximately 1,260 lawsuits (compared to approximately 122 lawsuits at December 31, 2015), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™

patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of December 31, 2016, there are three lawsuits pending that were brought by dentists and dental practices against 3M. The complaints allege 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs. One lawsuit, pending in the U.S. District Court for the District of Minnesota, names 39 plaintiffs and seeks certification of a class action of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The other two lawsuits are individual complaints against 3M – one in Madison County, Illinois and the other in the U.S. District Court for the Northern District of New York.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 15.  Stock-Based Compensation

The 3M 2008 Long-Term Incentive Plan (LTIP) provides for the issuance or delivery of up to 100 million shares of 3M common stock (including additional shareholder approvals subsequent to 2008) pursuant to awards granted under the plan. In May 2016, shareholders approved the 2016 LTIP, providing an additional 23,965,000 shares, increasing the number of approved shares to 123,965,000 shares. The 2016 LTIP succeeds the 3M 2008 LTIP. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. Awards denominated in shares of common stock other than options and stock appreciation rights, count against the 123,965,000 share limit as 3.38 shares for every one share covered by such award (for full value awards with grant dates prior to May 11, 2010), as 2.87 shares for every one share covered by such award (for full value awards with grant dates on or after May 11, 2010, and prior to May 8, 2012), as 3.50 shares for every one share covered by such award (for full value awards with grant dates of May 8, 2012 and prior to May 10, 2016), or as 2.50 shares for every one share covered by such award (for full value awards with grant dates of May 10, 2016 or later). The remaining total shares available for grant under the LTIP Program are 36,865,814 as of December 31, 2016. There were approximately 7,600 participants with outstanding options, restricted stock, or restricted stock units at December 31, 2016.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the 2016 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial for disclosure purposes by the Company.

During the first quarter of 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The adoption is required to be implemented prospectively and resulted in income tax benefits of $184 million for 2016. See Note 1 for additional information regarding ASU No. 2016-09.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2016	2015	2014
Cost of sales	$47	$46	$47
Selling, general and administrative expenses	206	185	192
Research, development and related expenses	45	45	41

Stock-based compensation expenses	$298	$276	$280

Income tax benefits	$(272)	$(87)	$(79)

Stock-based compensation expenses (benefits), net of tax	$26	$189	$201

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2016		2015		2014
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Under option —
January 1	38,552,445	$102.01	39,235,557	$90.38	43,938,778	$83.84
Granted:
Annual	5,591,727	147.99	5,529,544	165.91	5,736,183	126.77
Exercised	(7,716,141)	86.76	(5,978,382)	83.74	(10,219,261)	82.37
Canceled	(231,799)	148.43	(234,274)	128.99	(220,143)	105.11
December 31	36,196,232	$112.07	38,552,445	$102.01	39,235,557	$90.38
Options exercisable
December 31	25,240,759	$95.65	27,262,062	$85.97	27,502,208	$81.42

Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. As of December 31, 2016, there was $69 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 20 months. For options outstanding at December 31, 2016, the weighted-average remaining contractual life was 69 months and the aggregate intrinsic value was $2.407 billion. For options exercisable at December 31, 2016, the weighted-average remaining contractual life was 56 months and the aggregate intrinsic value was $2.093 billion.

The total intrinsic values of stock options exercised during 2016, 2015 and 2014 was $608 million, $465 million and $615 million, respectively. Cash received from options exercised during 2016, 2015 and 2014 was $665 million, $501 million and $842 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2016, 2015 and 2014 was $224 million, $172 million and $226 million, respectively.

The Company does not have a specific policy to repurchase common shares to mitigate the dilutive impact of options; however, the Company has historically made adequate discretionary purchases, based on cash availability, market trends, and other factors, to satisfy stock option exercise activity.

For annual options, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

	Annual
	2016	2015	2014
Exercise price	$147.87	$165.94	$126.72
Risk-free interest rate	1.5%	1.5%	1.9%
Dividend yield	2.5%	2.5%	2.6%
Expected volatility	20.8%	20.1%	20.8%
Expected life (months)	77	76	75
Black-Scholes fair value	$22.47	$23.98	$19.63

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	2,441,088	$127.47	2,817,786	$104.41	3,105,361	$92.31
Granted
Annual	749,068	148.20	671,204	165.86	798,615	126.79
Other	8,115	169.00	26,886	156.94	78,252	152.74
Vested	(960,345)	101.64	(1,010,612)	89.99	(1,100,675)	90.37
Forfeited	(52,880)	145.95	(64,176)	118.99	(63,767)	97.23
As of December 31	2,185,046	$145.64	2,441,088	$127.47	2,817,786	$104.41

As of December 31, 2016, there was $81 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total fair value of restricted stock and restricted stock units that vested during 2016, 2015 and 2014 was $149 million, $166 million and $145 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for 2016, 2015 and 2014 was $56 million, $62 million and $54 million, respectively.

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

The following table summarizes performance share activity for the years ended December 31:

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	871,192	$120.89	1,099,752	$102.65	895,635	$88.12
Granted	219,431	160.17	227,798	158.88	305,225	124.89
Distributed	(367,428)	99.06	(323,938)	83.08	(277,358)	84.74
Performance change	(37,534)	155.98	(106,760)	127.70	212,461	109.74
Forfeited	(29,383)	149.08	(25,660)	125.33	(36,212)	109.44
As of December 31	656,278	$142.98	871,192	$120.89	1,099,752	$102.65

As of December 31, 2016, there was $16 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. During 2016, 2015 and 2014, the total fair value of performance shares that were distributed were $54 million, $54 million and $35 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares for 2016, 2015 and 2014 was $15 million, $15 million and $11 million, respectively.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2016, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options granted	987,478	$140.06	1,007,669	$133.52	1,073,956	$118.73
Options exercised	(987,478)	140.06	(1,007,669)	133.52	(1,073,956)	118.73
Shares available for grant - December 31	27,116,857		28,104,335		29,112,004

The weighted-average fair value per option granted during 2016, 2015 and 2014 was $24.72, $23.56 and $20.95, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $24 million in 2016, $24 million in 2015 and $22 million in 2014.

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

The change between business segments was as follows:

•

Elements of the electronic bonding product lines were previously separately reflected in the Electronics Materials Solutions Division (Electronics and Energy business segment) and the Industrial Adhesives and Tapes Division (Industrial business segment). Effective in the first quarter of 2016, certain sales and operating income results for these electronic bonding product lines in aggregate were equally divided between the Electronics and Energy business segment and Industrial business segment. This change resulted in a decrease in net sales and operating income for total year 2015 of $33 million and $7 million, respectively, in the Industrial business segment offset by a corresponding increase in the Electronics and Energy business segment. In addition, certain assets were moved from the Industrial business segment to the Electronics and Energy business segment as a result of this change.

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

Sponges, scouring pads, high-performance cloths, consumer and office tapes, repositionable notes, indexing systems, home improvement products, home care products, protective material products, and consumer and office tapes and adhesives

Business Segment Information

	Net Sales			Operating Income
(Millions)	2016	2015	2014	2016	2015	2014
Industrial	$10,313	$10,295	$10,985	$2,376	$2,256	$2,381
Safety and Graphics	5,660	5,515	5,732	1,390	1,305	1,296
Health Care	5,527	5,420	5,572	1,754	1,724	1,724
Electronics and Energy	4,826	5,253	5,608	1,075	1,109	1,122
Consumer	4,482	4,422	4,523	1,064	1,046	995
Corporate and Unallocated	9	1	5	(280)	(355)	(250)
Elimination of Dual Credit	(708)	(632)	(604)	(156)	(139)	(133)
Total Company	$30,109	$30,274	$31,821	$7,223	$6,946	$7,135

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Industrial	$9,158	$9,230	$8,536	$407	$374	$383	$360	$317	$395
Safety and Graphics	7,479	7,564	4,939	264	245	234	215	199	221
Health Care	4,303	4,403	4,344	175	179	181	136	168	169
Electronics and Energy	4,556	4,788	5,088	241	291	271	210	211	232
Consumer	2,504	2,393	2,434	114	108	108	109	124	111
Corporate and Unallocated	4,906	4,505	6,033	273	238	231	390	442	365
Total Company	$32,906	$32,883	$31,374	$1,474	$1,435	$1,408	$1,420	$1,461	$1,493

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

							Property, Plant and
	Net Sales			Operating Income			Equipment - net
(Millions)	2016	2015	2014	2016	2015	2014	2016	2015
United States	$12,188	$12,049	$11,714	$2,948	$2,647	$2,540	$4,914	$4,838
Asia Pacific	8,847	9,041	9,418	2,560	2,580	2,487	1,573	1,647
Europe, Middle East and Africa	6,163	6,228	7,198	1,046	1,017	1,234	1,512	1,531
Latin America and Canada	2,901	2,982	3,504	705	706	867	517	499
Other Unallocated	10	(26)	(13)	(36)	(4)	7	—	—
Total Company	$30,109	$30,274	$31,821	$7,223	$6,946	$7,135	$8,516	$8,515

Asia Pacific included China/Hong Kong net sales to customers of $2.799 billion in 2016, which approached 10 percent of consolidated worldwide sales. China/Hong Kong net property, plant and equipment (PP&E) was $520 million at December 31, 2016.

NOTE 18.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2016	Quarter	Quarter	Quarter	Quarter	2016
Net sales	$7,409	$7,662	$7,709	$7,329	$30,109
Cost of sales	3,678	3,799	3,847	3,716	15,040
Net income including noncontrolling interest	1,278	1,293	1,331	1,156	5,058
Net income attributable to 3M	1,275	1,291	1,329	1,155	5,050
Earnings per share attributable to 3M common shareholders - basic	2.10	2.13	2.20	1.93	8.35
Earnings per share attributable to 3M common shareholders - diluted	2.05	2.08	2.15	1.88	8.16

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2015	Quarter	Quarter	Quarter	Quarter	2015
Net sales	$7,578	$7,686	$7,712	$7,298	$30,274
Cost of sales	3,821	3,858	3,877	3,827	15,383
Net income including noncontrolling interest	1,201	1,303	1,298	1,039	4,841
Net income attributable to 3M	1,199	1,300	1,296	1,038	4,833
Earnings per share attributable to 3M common shareholders - basic	1.88	2.06	2.09	1.69	7.72
Earnings per share attributable to 3M common shareholders - diluted	1.85	2.02	2.05	1.66	7.58

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2016) for its annual meeting to be held on May 9, 2017, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 9, 2017 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance At 3M  — Identification, Evaluation, and Selection of Nominees,,” “—Nominees Proposed By Stockholders,”  “—Stockholder Nominations”, “—Proxy Access Nominations” and “—Role of the Nominating and Governance Committee”  and “Corporate Governance At 3M -- Board Committees – Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Equity compensation plans information as of December 31, 2016 follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category	and rights	rights	column (A))

Equity compensation plans approved by security holders
Stock options	36,196,232	$112.07	—
Restricted stock units	2,185,046		—
Performance shares	656,278		—
Non-employee director deferred stock units	242,779		—
Total	39,280,335		36,865,814
Employee stock purchase plan	—		27,116,857
Subtotal	39,280,335		63,982,671
Total	39,280,335		63,982,671

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements at the beginning of this document.

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.31 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

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

(10.10)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
(10.11)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.12)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.13)	3M 2005 Management Stock Ownership Program (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
(10.14)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
(10.15)	Amended and Restated 3M VIP Excess Plan is filed herewith.
(10.16)	Amended and Restated 3M VIP (Voluntary Investment Plan) Plus Plan is filed herewith.
(10.17)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.
(10.18)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.20)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.21)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.22)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.23)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.24)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.26)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.27)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.28)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.29)	Amended and Restated 3M Nonqualified Pension Plan I is filed herewith.
(10.30)	Amended and Restated 3M Nonqualified Pension Plan II is filed herewith.
(10.31)	Amended and Restated 3M Nonqualified Pension Plan III is filed herewith.
3	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.32)	Amended and restated five-year credit agreement as of March 9, 2016, is incorporated by reference from our Form 8-K dated March 11, 2016.
(10.33)

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
(101)

The following financial information from 3M Company’s Annual Report on Form 10-K for the period ended December 31, 2016, filed with the SEC on February 9, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Balance Sheet at December 31, 2016 and 2015, (iv) the Consolidated Statement of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary.

A Form 10-K summary is provided at the beginning of this document, with hyperlinked cross-references. This allows users to easily locate the corresponding items in Form 10-K, where the disclosure is fully presented. The summary does not include certain Part III information that is incorporated by reference from a future proxy statement filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2017.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Eric D. Hammes	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
Sondra L. Barbour	Director
Thomas K. Brown	Director
Vance D. Coffman	Director
David B. Dillon	Director
Michael L. Eskew	Director
Herbert L. Henkel	Director
Muhtar Kent	Director
Edward M. Liddy	Director
Gregory R. Page	Director
Robert J. Ulrich	Director
Patricia A. Woertz	Director

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