Form 10-Q
period 2017-03-31
3M CO
filed 2017-05-03
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

Commission file number:  1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	41-0417775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3M Center, St. Paul, Minnesota	55144
(Address of principal executive offices)	(Zip Code)

(651) 733-1110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Stock, $0.01 par value per share	597,239,576 shares

This document (excluding exhibits) contains 76 pages.

The table of contents is set forth on page 2.

The exhibit index begins on page 72.

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended March 31, 2017

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2017	2016
Net sales	$7,685	$7,409
Operating expenses
Cost of sales	3,869	3,678
Selling, general and administrative expenses	1,571	1,493
Research, development and related expenses	471	450
Total operating expenses	5,911	5,621
Operating income	1,774	1,788

Interest expense and income
Interest expense	45	47
Interest income	(8)	(5)
Total interest expense — net	37	42

Income before income taxes	1,737	1,746
Provision for income taxes	411	468
Net income including noncontrolling interest	$1,326	$1,278

Less: Net income attributable to noncontrolling interest	3	3

Net income attributable to 3M	$1,323	$1,275

Weighted average 3M common shares outstanding — basic	598.1	607.4
Earnings per share attributable to 3M common shareholders — basic	$2.21	$2.10

Weighted average 3M common shares outstanding — diluted	612.0	621.3
Earnings per share attributable to 3M common shareholders — diluted	$2.16	$2.05

Cash dividends paid per 3M common share	$1.175	$1.11

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2017	2016
Net income including noncontrolling interest	$1,326	$1,278
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	292	138
Defined benefit pension and postretirement plans adjustment	83	69
Cash flow hedging instruments, unrealized gain (loss)	(76)	(110)
Total other comprehensive income (loss), net of tax	299	97
Comprehensive income (loss) including noncontrolling interest	1,625	1,375
Comprehensive (income) loss attributable to noncontrolling interest	(6)	(2)
Comprehensive income (loss) attributable to 3M	$1,619	$1,373

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,173	$2,398
Marketable securities — current	141	280
Accounts receivable — net	4,722	4,392
Inventories
Finished goods	1,764	1,629
Work in process	1,078	1,039
Raw materials and supplies	770	717
Total inventories	3,612	3,385
Other current assets	1,253	1,271
Total current assets	11,901	11,726
Marketable securities — non-current	17	17
Investments	133	128
Property, plant and equipment	23,946	23,499
Less: Accumulated depreciation	(15,395)	(14,983)
Property, plant and equipment — net	8,551	8,516
Goodwill	9,258	9,166
Intangible assets — net	2,269	2,320
Prepaid pension benefits	61	52
Other assets	1,102	981
Total assets	$33,292	$32,906
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$909	$972
Accounts payable	1,701	1,798
Accrued payroll	532	678
Accrued income taxes	433	299
Other current liabilities	2,420	2,472
Total current liabilities	5,995	6,219

Long-term debt	10,802	10,678
Pension and postretirement benefits	3,764	4,018
Other liabilities	1,691	1,648
Total liabilities	$22,252	$22,563
Commitments and contingencies (Note 10)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,189	5,061
Retained earnings	38,094	37,907
Treasury stock, at cost: 346,793,480 shares at March 31, 2017; 347,306,778 shares at December 31, 2016	(25,354)	(25,434)
Accumulated other comprehensive income (loss)	(6,949)	(7,245)
Total 3M Company shareholders’ equity	10,989	10,298
Noncontrolling interest	51	45
Total equity	$11,040	$10,343
Total liabilities and equity	$33,292	$32,906

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2017	2016
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,326	$1,278
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	438	356
Company pension and postretirement contributions	(248)	(56)
Company pension and postretirement expense	81	59
Stock-based compensation expense	147	144
Deferred income taxes	(84)	(38)
Changes in assets and liabilities
Accounts receivable	(237)	(245)
Inventories	(149)	(37)
Accounts payable	(124)	(116)
Accrued income taxes (current and long-term)	225	334
Other — net	(387)	(419)
Net cash provided by operating activities	988	1,260

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(287)	(314)
Proceeds from sale of PP&E and other assets	1	18
Acquisitions, net of cash acquired	—	(4)
Purchases of marketable securities and investments	(213)	(225)
Proceeds from maturities and sale of marketable securities and investments	351	164
Proceeds from sale of businesses	53	56
Other investing	5	25
Net cash used in investing activities	(90)	(280)

Cash Flows from Financing Activities
Change in short-term debt — net	(68)	138
Repayment of debt (maturities greater than 90 days)	—	—
Proceeds from debt (maturities greater than 90 days)	—	—
Purchases of treasury stock	(690)	(1,227)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	315	357
Dividends paid to shareholders	(702)	(672)
Other — net	(6)	(22)
Net cash used in financing activities	(1,151)	(1,426)

Effect of exchange rate changes on cash and cash equivalents	28	(15)

Net increase (decrease) in cash and cash equivalents	(225)	(461)
Cash and cash equivalents at beginning of year	2,398	1,798
Cash and cash equivalents at end of period	$2,173	$1,337

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

This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2016 Annual Report on Form 10-K. As described in Note 12, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combining of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. The Company began reporting comparative results under this new structure with the filing of this Quarterly Report on Form 10-Q. In the second quarter of 2017, the Company plans to update its business segment disclosures in its 2016 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect these changes.

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary represented less than 1.0 percent of 3M’s consolidated operating income for 2016. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government also operates various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario (DICOM), or its predecessor. During the same periods, the Venezuelan government’s official exchange was Tipo de Cambio Protegido (DIPRO), or its predecessor.

Note 1 in 3M’s 2016 Annual Report on Form 10-K provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of March 31, 2017, the Company had a balance of net monetary assets denominated in VEF of less than 2 billion VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 710 VEF per U.S. dollar, respectively. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of March 31, 2017, the Company continues to consolidate its Venezuelan subsidiary. As of March 31, 2017, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.2 million average options for the three months ended March 31, 2017; 9.0 million average options for the three months ended March 31, 2016). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2017	2016
Numerator:
Net income attributable to 3M	$1,323	$1,275

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	598.1	607.4

Dilution associated with the Company’s stock-based compensation plans	13.9	13.9

Denominator for weighted average 3M common shares outstanding – diluted	612.0	621.3

Earnings per share attributable to 3M common shareholders – basic	$2.21	$2.10
Earnings per share attributable to 3M common shareholders – diluted	$2.16	$2.05

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modified previous requirements regarding measuring inventory at the lower of cost or market. Under previous standards, the market amount required consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaced market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminated the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. 3M adopted this standard prospectively beginning January 1, 2017. The adoption did not have a material impact on 3M’s consolidated results of operations and financial condition.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For 3M, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition, however, 3M has historically held limited amounts of equity securities and cost method investments (less than $75 million in aggregate at March 31, 2017), and has not elected the FVO with respect to material financial liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For 3M, the ASU is effective January 1, 2019. Information under existing lease guidance with respect to rent expense for operating leases and the Company’s minimum lease payments for capital and operating leases with non-cancelable terms in excess one year as of December 31, 2016 is included in Note 14 in 3M’s 2016 Annual Report on Form 10-K. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarified guidance used to determine if debt instruments that contain contingent put or call options require separation of the embedded put or call feature from the debt instrument and trigger accounting for the feature as a derivative with changes in fair value recorded through income. Under the new guidance, fewer put or call options embedded in debt instruments require derivative accounting. For 3M, this ASU was effective January 1, 2017. The Company’s outstanding debt with embedded put provisions did not require separate derivative accounting under previous guidance. As a result, the adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminated the previous requirement to apply the equity method of accounting retrospectively (revising prior periods as if the equity method had always been applied) when an entity obtained significant influence over a previously held investment. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor would add the carrying value of the existing investment to the cost of any additional investment to determine the initial cost basis of the equity method investment. For 3M, this ASU was effective January 1, 2017 on a prospective basis, with early adoption permitted. 3M will apply this guidance to investments that transition to the equity method after the adoption date.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which was intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provided guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provided guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For 3M, this ASU is effective January 1, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-15 as of January 1, 2017. Since the associated changes in classification were immaterial to all prior periods presented, no impact was reflected in the Company’s pre-2017 consolidated results of operations and financial condition presented.

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

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modified previous guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. For 3M, the standard was effective January 1, 2017 with retrospective application to January 1, 2016. 3M does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, the adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarified guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. For 3M, this ASU is effective January 1, 2018, with early adoption permitted. The Company early adopted ASU No. 2016-18 as of January 1, 2017. Due to the immaterial use of restricted cash and restricted cash equivalents, no impact was reflected in the Company’s pre-2017 consolidated results of operations and financial condition presented.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. 3M currently plans to early adopt this ASU in the fourth quarter of 2017. 3M would apply this guidance to applicable impairment tests after the adoption date.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU addresses scope-related questions that arose after the FASB issued its revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customers. The new standard clarifies the accounting for derecognition of nonfinancial assets and defines what is considered an in substance nonfinancial asset. Nonfinancial assets largely relate to items such as real estate, ships and intellectual property that do not constitute a business. The new ASU impacts entities derecognizing (e.g. selling) nonfinancial assets (or in substance nonfinancial assets), including partial interests therein, when the purchaser is not a customer. Under the new guidance, the seller would apply certain recognition and measurement principles of ASU No. 2014-09, Revenue from Contracts with Customers, even though the purchaser is not a customer. For 3M, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would essentially be reported outside of operating income. For 3M, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The components of 3M’s net periodic defined benefit pension and postretirement benefit costs are presented in Note 7. These include components totaling a benefit of $32 million and $52 million for the three months ended March 31, 2017 and 2016, respectively, that would no longer be included within operating expenses and instead would be reported outside of income from operations under the new standard.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. Under existing standards, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortens the amortization period to the earliest call date for certain callable debt securities that have explicit, noncontingent call features and are callable at a fixed price and preset date. The amendments do not require an accounting change for securities held at a discount. For 3M, this ASU is effective January 1, 2019 with a modified retrospective transition resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Early adoption is permitted. 3M’s marketable security portfolio includes very limited instances of callable debt securities held at a premium. As a result, the Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

There were no business combinations that closed during the three months ended March 31, 2017.

In March 2017, 3M (Safety and Graphics Business) announced that it entered into an agreement to acquire Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion, subject to closing and other adjustments. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments, and other safety devices that complement 3M’s personal safety portfolio. The business had revenues of approximately $570 million in 2016. The transaction is expected to close in the second half of 2017, subject to customary closing conditions, regulatory approvals, and information or consultation requirements with relevant works councils.

Divestitures:

3M may divest certain businesses from time to time based upon reviews of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In January 2017, 3M (Safety and Graphics Business) sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company recorded a pre-tax gain of $29 million in the first quarter of 2017 as a result of this sale (recorded in selling, general and administrative expenses).

In December 2016, 3M (Safety and Graphics Business) agreed to sell its identity management business to Gemalto N.V. for $850 million, subject to closing and other adjustments. In May 2017, 3M completed the related sale or transfer of control, as applicable. This business, with 2016 sales of approximately $205 million, is a leading provider  in identity management solutions, including biometric hardware and software that enable identity verification and authentication, as well as secure materials and document readers. The Company expects a pre-tax gain of approximately $470 million as a result of this divestiture.

The aggregate operating income of these two businesses was less than $20 million in each of 2016 and 2015. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of March 31, 2017 and December 31, 2016 included the following:

	March 31,	December 31,
(Millions)	2017	2016
Accounts receivable	$25	$25
Property, plant and equipment (net)	20	25
Intangible assets	25	35
Deferred revenue (other current liabilities)	30	35

In addition, approximately $250 million and $270 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of March 31, 2017 and December 31, 2016, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s 2016 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first three months of 2017. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2016 and March 31, 2017, follow:

Goodwill

	December 31, 2016	Acquisition	Translation	March 31, 2017
(Millions)	Balance	activity	and other	Balance
Industrial	$2,536	$—	$41	$2,577
Safety and Graphics	3,324	—	20	3,344
Health Care	1,609	—	18	1,627
Electronics and Energy	1,489	—	13	1,502
Consumer	208	—	—	208
Total Company	$9,166	$—	$92	$9,258

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As described in Note 12, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2017, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2017, and December 31, 2016, follow:

	March 31,	December 31,
(Millions)	2017	2016
Customer related intangible assets	$1,935	$1,939
Patents	604	602
Other technology-based intangible assets	527	524
Definite-lived tradenames	417	420
Other amortizable intangible assets	213	211
Total gross carrying amount	$3,696	$3,696

Accumulated amortization — customer related	(824)	(797)
Accumulated amortization — patents	(506)	(497)
Accumulated amortization — other technology based	(315)	(302)
Accumulated amortization — definite-lived tradenames	(239)	(236)
Accumulated amortization — other	(176)	(173)
Total accumulated amortization	$(2,060)	$(2,005)

Total finite-lived intangible assets — net	$1,636	$1,691

Non-amortizable intangible assets (primarily tradenames)	633	629
Total intangible assets — net	$2,269	$2,320

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three-month periods ended March 31, 2017 and 2016 follows:

	Three months ended
	March 31,
(Millions)	2017	2016
Amortization expense	$64	$66

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2017:

	Remainder
	of						After
(Millions)	2017	2018	2019	2020	2021	2022	2022
Amortization expense	$183	$195	$186	$177	$161	$146	$588

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

NOTE 4.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	1,326		1,323			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	292				289	3
Defined benefit pension and post-retirement plans adjustment	83				83	—
Cash flow hedging instruments - unrealized gain (loss)	(76)				(76)	—
Total other comprehensive income (loss), net of tax	299
Dividends declared	(702)		(702)
Stock-based compensation	128	128
Reacquired stock	(678)			(678)
Issuances pursuant to stock option and benefit plans	324		(434)	758
Balance at March 31, 2017	$11,040	$5,198	$38,094	$(25,354)	$(6,949)	$51

Three months ended March 31, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,468	$4,800	$36,296	$(23,308)	$(6,359)	$39

Net income	1,278		1,275			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	138				139	(1)
Defined benefit pension and post-retirement plans adjustment	69				69	—
Cash flow hedging instruments - unrealized gain (loss)	(110)				(110)	—
Total other comprehensive income (loss), net of tax	97
Dividends declared	(672)		(672)
Stock-based compensation	125	125
Reacquired stock	(1,163)			(1,163)
Issuances pursuant to stock option and benefit plans	362		(393)	755
Balance at March 31, 2016	$11,495	$4,925	$36,506	$(23,716)	$(6,261)	$41

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	226	—	(101)	125
Amounts reclassified out	—	119	(18)	101
Total other comprehensive income (loss), before tax	226	119	(119)	226
Tax effect	63	(36)	43	70
Total other comprehensive income (loss), net of tax	289	83	(76)	296
Balance at March 31, 2017, net of tax:	$(1,719)	$(5,245)	$15	$(6,949)

Three months ended March 31, 2016

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	60	—	(121)	(61)
Amounts reclassified out	—	103	(52)	51
Total other comprehensive income (loss), before tax	60	103	(173)	(10)
Tax effect	79	(34)	63	108
Total other comprehensive income (loss), net of tax	139	69	(110)	98
Balance at March 31, 2016, net of tax:	$(1,540)	$(4,735)	$14	$(6,261)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended March 31,		Location on Income
(Millions)	2017	2016	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	See Note 7
Prior service benefit	22	23	See Note 7
Net actuarial loss	(141)	(126)	See Note 7
Total before tax	(119)	(103)
Tax effect	36	34	Provision for income taxes
Net of tax	$(83)	$(69)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$18	$53	Cost of sales
Interest rate swap contracts	—	(1)	Interest expense
Total before tax	18	52
Tax effect	(6)	(18)	Provision for income taxes
Net of tax	$12	$34
Total reclassifications for the period, net of tax	$(71)	$(35)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2016, and 2017. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the fourth quarter of 2017, for 2016 by the end of the first quarter of 2018, and for 2017 by the end of the first quarter of 2019. As of March 31, 2017, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

Payments relating to other proposed assessments arising from the 2005 through 2017 examinations may not be made until a final agreement is reached between the Company and the IRS on such assessments or upon a final resolution resulting from the administrative appeals process or judicial action. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions.

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2017 and December 31, 2016 are $348 million and $333 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $3 million of expense and $4 million of benefit for the three months ended March 31, 2017 and March 31, 2016, respectively. At March 31, 2017 and December 31, 2016, accrued interest and penalties in the consolidated balance sheet on a gross basis were $55 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the first quarter of 2017 was 23.7 percent, compared to 26.8 percent in the first quarter of 2016, a decrease of 3.1 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.6 percentage points for the first three months of 2017 when compared to the same period for 2016 included an increase in excess tax benefits related to employee share-based payments, international taxes that were impacted by changes to the geographic mix of income before taxes and prior year cash optimization actions, and other items. This decrease was partially offset by a 0.5 percentage point year-on-year increase related to remeasurements of 3M’s uncertain tax positions.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2017 and December 31, 2016, the Company had valuation allowances of $51 million and $47 million on its deferred tax assets, respectively.

NOTE 6.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	March 31,	December 31,
(Millions)	2017	2016

Corporate debt securities	$10	$10
Commercial paper	1	14
Certificates of deposit/time deposits	89	197
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	29	31
Credit card related	9	18
Other	—	7
Asset-backed securities total	38	56

Current marketable securities	$141	$280

U.S. municipal securities	$17	$17

Non-current marketable securities	$17	$17

Total marketable securities	$158	$297

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At March 31, 2017 and December 31, 2016, gross unrealized gains and/or losses (pre-tax) were not material. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at March 31, 2017 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2017

Due in one year or less	$95
Due after one year through five years	59
Due after five years through ten years	4
Total marketable securities	$158

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities.  3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At March 31, 2017, all asset-backed security investments were in compliance with this policy. Approximately 77.4 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 7.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2017 and 2016 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Net periodic benefit cost (benefit)
Service cost	$67	$65	$33	$33	$13	$13
Interest cost	142	143	37	43	19	20
Expected return on plan assets	(259)	(260)	(69)	(78)	(21)	(23)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	(6)	(6)	(3)	(3)	(13)	(14)
Amortization of net actuarial (gain) loss	97	88	30	22	14	16
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$41	$30	$28	$17	$12	$12

For the three months ended March 31, 2017, contributions totaling $247 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2017, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

As part of a diversified investment strategy, the U.S. pension and postretirement benefit plans made investments in the natural gas fired power generation industry during the period 2011 through 2013. In April 2017, one of these entities, Panda Temple Power, LLC, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. This investment represented less than one percent of the fair value of the U.S. pension and postretirement plans’ assets as of their 2016 measurement date.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 4. Additional information with respect to the fair value of derivative instruments is included in Note 9. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 in 3M’s 2016 Annual Report on Form 10-K.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued and terminated interest rate contracts can be found in Note 12 in 3M’s 2016 Annual Report on Form 10-K.

In the first six months of 2016, the Company entered into a forward starting interest rate swaps that expired in December 2016 with an aggregate notional amount of $300 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. Upon issuance of medium-term notes in September 2016, 3M terminated these interest rate swaps. The termination resulted in an immaterial loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

In the fourth quarter of 2016, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. In the first quarter of 2017, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the  gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of March 31, 2017, the Company had a balance of $15 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of March 31, 2017, 3M expects to reclassify approximately $13 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the remainder of 2017, approximately $2 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2018, and an immaterial amount of after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2018 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $9 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended March 31, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(100)	Cost of sales	$18	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	—	Interest expense	—
Total	$(101)		$18		$—

Three months ended March 31, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(120)	Cost of sales	$53	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	(1)	Interest expense	—
Total	$(121)		$52		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 12 in 3M’s 2016 Annual Report on Form 10-K.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended March 31, 2017	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

Three months ended March 31, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$29	Interest expense	$(29)
Total		$29		$(29)

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

At March 31, 2017, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2017 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended March 31, 2017	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(121)	N/A	$—
Foreign currency forward contracts	(20)	Cost of sales	2
Total	$(141)		$2

Three months ended March 31, 2016	Comprehenive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(144)	N/A	$—
Foreign currency forward contracts	(43)	Cost of sales	(2)
Total	$(187)		$(2)

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

The Company revised amounts previously presented in the table below for the gain (loss) on derivatives recognized in income for the three months ended March 31, 2016 relative to foreign currency forward contracts. This immaterial correction increased the previously presented amount of the loss recognized in income in the disclosure table below by $58 million for the three months ended March 31, 2016. This revision had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2017
	Gain (Loss) on Derivative Recognized in
	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)
Foreign currency forward contracts	Interest expense	42
Total		$41

	Three months ended March 31, 2016
	Gain (Loss) on Derivative Recognized in
	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(5)
Foreign currency forward contracts	Interest expense	(65)
Total		$(70)

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

	Gross	Assets		Liabilities
March 31, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,150	Other current assets	$42	Other current liabilities	$37
Foreign currency forward/option contracts	1,470	Other assets	57	Other liabilities	12
Interest rate swap contracts	400	Other current assets	2	Other current liabilities	1
Interest rate swap contracts	1,753	Other assets	22	Other liabilities	4
Total derivatives designated as hedging instruments			$123		$54

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$6,293	Other current assets	$52	Other current liabilities	$29
Total derivatives not designated as hedging instruments			$52		$29

Total derivative instruments			$175		$83

	Gross	Assets		Liabilities
December 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,160	Other current assets	$107	Other current liabilities	$9
Foreign currency forward/option contracts	1,459	Other assets	86	Other liabilities	3
Interest rate swap contracts	1,953	Other assets	25	Other current liabilities	1
Total derivatives designated as hedging instruments			$218		$13

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,655	Other current assets	$41	Other current liabilities	$82
Total derivatives not designated as hedging instruments			$41		$82

Total derivative instruments			$259		$95

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2017, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
March 31, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$174	$60	$—	$114
Derivatives not subject to master netting agreements	1			1
Total	$175			$115

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$259	$39	$—	$220
Derivatives not subject to master netting agreements	—			—
Total	$259			$220

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
March 31, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$77	$60	$—	$17
Derivatives not subject to master netting agreements	6			6
Total	$83			$23

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$93	$39	$—	$54
Derivatives not subject to master netting agreements	2			2
Total	$95			$56

Currency Effects

3M estimates that year-on-year foreign currency transactions effects, including hedging impacts, decreased pre-tax income by approximately $37 million for the three months ended March 31, 2017. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three months ended March 31, 2017 and 2016.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In both 2016 and 2014, 3M obtained municipal bonds from the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of March 31, 2017 and December 31, 2016. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by

Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	March 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	1	—	1	—
Certificates of deposit/time deposits	89	—	89	—
Asset-backed securities:
Automobile loan related	29	—	29	—
Credit card related	9	—	9	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	151	—	151	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	78	—	78	—
Interest rate swap contracts	5	—	5	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	14	—	14	—
Certificates of deposit/time deposits	197	—	197	—
Asset-backed securities:
Automobile loan related	31	—	31	—
Credit card related	18	—	18	—
Other	7	—	7	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	234	—	234	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	94	—	94	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended
Marketable securities — certain U.S. municipal securities only	March 31,
(Millions)	2017	2016
Beginning balance	$20	$12
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	—	6
Sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$20	$18

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s 2016 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. During the three months ended March 31, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results.  There were no material long-lived asset impairments for the three months ended March 31, 2016.

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

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$10,802	$11,337	$10,678	$11,168

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at March 31, 2017 and December 31, 2016 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 10.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2017, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,650 individual claimants, compared to approximately 2,660 individual claimants with actions pending at December 31, 2016.

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

In the first quarter of 2017, the Company made payments for legal fees and settlements of $12 million related to the respirator mask/asbestos litigation. As of March 31, 2017,  the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $583 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2017, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million.  The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2017, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2017, the Company, through its Aearo subsidiary, had accruals of $19 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or  silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

In January 2017, several hundred plaintiffs sued 3M, its subsidiary Dyneon, and Daikin American (Defendants) in Lawrence and Morgan Counties, Alabama. The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Authority). They assert common law claims for negligence, nuisance, trespass, wantonness, and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged into Bakers Creek and the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharges wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result the alleged discharges, the water supplied by the Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

As of March 31, 2017, nine purported class actions were filed against 3M and other defendants in federal or state courts - three in federal court in Colorado, five in federal court in Pennsylvania, and one in state court in New York. An individual complaint was also filed in the federal court in Pennsylvania. The complaints seek unstated damages and other remedies, such as medical monitoring, and allege that the plaintiffs suffered personal injury and property damage from drinking water supplies contaminated with certain PFCs used in Aqueous Film Forming Foam (AFFF) at current or former airports and air force military bases located in Colorado, Pennsylvania, and New York.

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

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. Other activity in the case, which had been stayed pending the outcome of the disqualification issue, has resumed. Trial is scheduled to begin in January 2018. In a separate but related action, the Company filed suit in the Ramsey County District Court against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit. In September 2016, the court granted 3M’s motion for leave to amend the complaint to plead punitive damages. In February 2017, Covington settled this lawsuit with a payment by Covington or its insurer to 3M that is not material to 3M’s results of operations or financial condition.

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

Environmental Liabilities and Insurance Receivables

As of March 31, 2017, the Company had recorded liabilities of $36 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2017, the Company had recorded liabilities of $29 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. During the first quarter of 2017, the Company collected from its insurer the outstanding receivable of $15 million related to “other environmental liabilities.”

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

Other Matters

Department of Labor Investigation

The U.S. Department of Labor (DOL) notified 3M in April 2015 that it had commenced an investigation of 3M’s pension plan pursuant to the federal Employee Retirement Income Security Act of 1974, as amended (ERISA). The DOL has stated its investigation relates to certain private equity investments, plan expenses, securities lending, and distributions of plan benefits. In response to certain DOL requests, 3M produced documents and made employees available for interviews. In December 2016, the DOL issued certain subpoenas to 3M and 3M Investment Management Corp. relating to this investigation. 3M has produced additional responsive documents and is cooperating with the DOL in its investigation. The DOL has not provided a timeline for the completion of its investigation.

Product Liability Litigation

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. The Company reached an agreement in principle to settle those two cases and expects to finalize the settlement during the second quarter of 2017. The amounts agreed to in each of these settlements were not material to the Company’s consolidated results of operations or financial condition.

As of March 31, 2017, the Company is a named defendant in lawsuits involving approximately 1,790 plaintiffs (compared to approximately 1,260 plaintiffs at December 31, 2016), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of March 31, 2017, there are three lawsuits pending that were brought by dentists and dental practices against 3M. The complaints allege 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs. One lawsuit, pending in the U.S. District Court for the District of Minnesota, names 39 plaintiffs and seeks certification of a class action of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The other two lawsuits are individual complaints against 3M – one in Madison County, Illinois and the other in the U.S. District Court for the District of Minnesota.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 11.   Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan, as discussed in 3M’s 2016 Annual Report on Form 10-K, provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining total shares available for grant under LTIP Program are 29,802,945 as of March 31, 2017.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the 2017 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2017 and 2016.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2017	2016
Cost of sales	$23	$23
Selling, general and administrative expenses	98	96
Research, development and related expenses	26	25

Stock-based compensation expenses	$147	$144

Income tax benefits	$(148)	$(127)

Stock-based compensation expenses (benefits), net of tax	$(1)	$17

Stock Option Program

The following table summarizes stock option activity during the three months ended March 31, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	36,196,232	$112.07
Granted:
Annual	5,409,628	175.93
Exercised	(3,037,302)	89.29
Canceled	(42,849)	156.38
March 31	38,525,709	$122.78	76	$2,641
Options exercisable
March 31	27,691,364	$106.36	63	$2,353

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2017, there was $125 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $286 million and $253 million during the three months ended March 31, 2017 and 2016, respectively. Cash received from options exercised was $271 million and $315 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $106 million and $93 million for the three months ended March 31, 2017 and 2016, respectively.

For the primary 2017 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2017
Exercise price	$175.76
Risk-free interest rate	2.1%
Dividend yield	2.5%
Expected volatility	17.3%
Expected life (months)	78
Black-Scholes fair value	$23.51

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2017 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,185,046	$145.64
Granted
Annual	604,256	176.10
Other	571	175.17
Vested	(724,705)	127.57
Forfeited	(12,014)	153.49
As of March 31	2,053,154	$160.94

As of March 31, 2017, there was $133 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock units and restricted stock that vested during the three months ended March 31, 2017 and 2016 was $127 million and $133 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $47 million and $50 million for the three months ended March 31, 2017 and 2016, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2017 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earning per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The 2017 performance share grant accrues dividends, therefore the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the three months ended March 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	656,278	$142.98
Granted	181,898	189.75
Distributed	(312,173)	124.63
Performance change	110,965	174.05
Forfeited	(1,682)	159.53
As of March 31	635,286	$170.77

As of March 31, 2017, there was $51 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 12 months. The total fair values of performance shares that were distributed were $55 million and $54 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the three months ended March 31, 2017 and 2016.

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

Effective in the first quarter of 2017, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers the Company made the following changes:

1.	Integrated the former Renewable Energy Division into existing divisions;
2.	Combined two divisions to form the Automotive and Aerospace Solutions Division; and
3.	Consolidated U.S. customer account activity - impacting dual credit reporting

Integration of former Renewable Energy Division

•

The (a) solar and wind and (b) energy product lines (along with certain technology previously included in Corporate and Unallocated) of the former Renewable Energy Division (RED) were integrated into the existing Electrical Markets Division and Electronics Materials and Solutions Division, respectively, within the Electronics and Energy business segment. In addition, the former RED’s window film product lines were moved into the Commercial Solutions Division within the Safety and Graphics business segment. This change resulted in a decrease in previously reported net sales and operating income for total year 2016 of $203 million and $38 million, respectively, in the Electronics and Energy segment. These decreases were offset by a $207 million and $29 million increase in previously reported total year 2016 net sales and operating income, respectively, in the Safety and Graphics business segment and a $4 million decrease and $9 million increase in previously reported net sales and operating income, respectively, in Corporate and Unallocated.

Creation of Automotive and Aerospace Solutions Division

•

The former Automotive Division and Aerospace and Commercial Transportation Division (both within the Industrial business segment) were combined to create the Automotive and Aerospace Solutions Division.

Because this realignment was within the Industrial business segment, it had no impact on business segment reporting.

Consolidation of U.S. customer account activity - impacting dual credit reporting

•

The Company consolidated its customer account activity in the U.S. into more centralized sales districts to better serve customers. As discussed further below, 3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. This dual credit is based on which business segment provides customer account activity (“sales district”) with respect to a particular product sold in the U.S. Previously, a customer in the U.S. may have been aligned to several sales districts associated with multiple divisions or segments based on the individual products the customer purchased across 3M’s portfolio. The alignment of U.S. customer accounts to fewer, more focused sales districts therefore changed the attribution of dual credit across 3M’s business segments. As a result, previously reported aggregate business segment net sales and operating income for total year 2016 increased $163 million and $36 million, respectively, offset by similar increases in the elimination of dual credit net sales and operating income amounts.

The financial information presented herein reflects the impact of the preceding product line reporting change between business segments for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2017	2016
Net Sales
Industrial	$2,709	$2,599
Safety and Graphics	1,527	1,477
Health Care	1,423	1,391
Electronics and Energy	1,210	1,089
Consumer	1,042	1,050
Corporate and Unallocated	2	—
Elimination of Dual Credit	(228)	(197)
Total Company	$7,685	$7,409

Operating Income
Industrial	$625	$622
Safety and Graphics	399	359
Health Care	434	457
Electronics and Energy	225	195
Consumer	222	238
Corporate and Unallocated	(81)	(40)
Elimination of Dual Credit	(50)	(43)
Total Company	$1,774	$1,788

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

3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. Management evaluates each of its five business segments based on net sales and operating income performance, including dual credit U.S. reporting to further incentivize U.S. sales growth. As a result, 3M reflects additional (“dual”) credit to another business segment when the customer account activity (“sales district”) with respect to the particular product sold to the external customer in the U.S. is provided by a different business segment. This additional dual credit is largely reflected at the division level. For example, certain respirators are primarily sold by the Personal Safety Division within the Safety and Graphics business segment; however, a sales district within the Industrial business segment provides the contact for sales of the product to particular customers in the U.S. market. In this example, the non-primary selling segment (Industrial) would also receive credit for the associated net sales initiated though its sales district and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income for the U.S. in total are unchanged.

Certain sales and operating income results for electronic bonding product lines are equally divided between the Electronics and Energy business segment and the Industrial business segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2017, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 3, 2017

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As more fully described in both the Performance by Business Segment section in MD&A and in Note 12, effective in the first quarter of 2017, the Company changed its business segment reporting in its continued effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combination of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. Business segment information presented herein reflects the impact of these changes for all periods presented.

3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Any references to “Membrana” refer to the former Separations Media business acquired by 3M from Polypore in 2015.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three-months ended March 31, 2017 compared to 2016.

Three months ended
(Earnings per diluted share)	March 31, 2017
Same period last year	$2.05
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth, productivity and other	0.22
Divestitures	(0.03)
Foreign exchange impacts	(0.04)
Strategic investments	(0.16)
Income tax rate	0.09
Shares of common stock outstanding	0.03
Current period	$2.16

Earnings per diluted share increased 11 cents, or 5.4% in the first quarter of 2017 compared to the same period last year. Organic growth, productivity and other include benefits from higher organic local-currency sales, lower raw material costs, and business transformation, which is having a positive impact on 3M’s productivity efforts. These benefits were partially offset by higher defined benefit pension and postretirement expenses.

Divestiture impacts, which are measured for the first twelve months post-transaction, related to the divestitures of Polyfoam and the remaining portion of the library system business (both in first quarter 2016), and the divestitures of the  protective films business and cathode battery technology out-license business (both in fourth quarter 2016). In addition, 3M sold its prescription safety eyewear business (January 2017). On a combined basis, lower year-on-year divestiture gains in the first quarter of 2017 when compared to the first quarter of 2016 decreased earnings per share.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $34 million, or the equivalent of 4 cents per diluted share, excluding the impact of foreign currency changes on tax rates.

Operating income results include year-on-year incremental strategic investments of $136 million, which included investments to accelerate growth in core platforms in the amount of $36 million along with productivity and portfolio actions, which were comprised of asset charges and accelerated depreciation of $80 million in addition to severance and other charges of $20 million. Additional discussion on strategic investments is provided in the “Results of Operations” section.

The income tax rate was 23.7 percent in the first quarter, down 3.1 percentage points versus last year’s first quarter. The decrease in tax rate was driven by a number of factors as referenced in Note 5.

Weighted-average diluted shares outstanding in the first quarter of 2017 declined 1.5 percent year-on-year to 612.0 million, which increased earnings per diluted share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $690 million of its own stock in the first quarter of 2017.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months ended March 31, 2017 and 2016. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and operating income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 12 for additional information on business segments, including Elimination of Dual Credit. Further discussion of the Company’s operating income results is in the section entitled “Operating Income” within the “Results of Operations” section.

	Three months ended March 31,
	2017		2016		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,709	$625	$2,599	$622	4.2%	0.5%
Safety and Graphics	1,527	399	1,477	359	3.4%	11.2%
Health Care	1,423	434	1,391	457	2.3%	(5.2)%
Electronics and Energy	1,210	225	1,089	195	11.1%	15.1%
Consumer	1,042	222	1,050	238	(0.7)%	(6.8)%
Corporate and Unallocated	2	(81)	—	(40)	—	—
Elimination of Dual Credit	(228)	(50)	(197)	(43)	—	—
Total Company	$7,685	$1,774	$7,409	$1,788	3.7%	(0.8)%

	Three months ended March 31, 2017
	Organic
Worldwide	local-			Total
Sales Change Analysis	currency			sales
By Business Segment	sales	Divestitures	Translation	change

Industrial	5.7%	(0.7)%	(0.8)%	4.2%
Safety and Graphics	4.8%	(0.8)%	(0.6)%	3.4%
Health Care	3.1%	—%	(0.8)%	2.3%
Electronics and Energy	11.5%	(0.2)%	(0.2)%	11.1%
Consumer	(1.2)%	—%	0.5%	(0.7)%
Total Company	4.6%	(0.4)%	(0.5)%	3.7%

Divestitures reduced first-quarter sales by 0.4 percent. As part of its portfolio management process, in the first quarter of 2016, 3M (Safety and Graphics Business Group) completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M (Industrial Business Group) divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sale of Polyfoam and the remaining portion of the library systems business (recorded in selling, general and administrative expenses).

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

In January 2017, 3M (Safety and Graphics Business) sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company recorded a pre-tax gain of $29 million in the first quarter of 2017 as a result of this sale (recorded in selling, general and administrative expenses).

Refer to Note 2 in the Consolidated Financial Statements for additional detail concerning divestitures.

Sales and operating income by geographic area:

Percent change information compares the first quarter of 2017 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended March 31, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$2,941	$2,433	$1,577	$736	$(2)	$7,685
% of worldwide sales	38.2%	31.7%	20.5%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	1.7%	10.1%	3.7%	0.4%	—	4.5%
Price	(0.3)	—	0.3	1.9	—	0.1
Organic local-currency sales	1.4	10.1	4.0	2.3	—	4.6
Divestitures	(0.9)	(0.1)	(0.1)	(0.5)	—	(0.4)
Translation	—	(0.1)	(4.0)	4.3	—	(0.5)
Total sales change	0.5%	9.9%	(0.1)%	6.1%	—	3.7%

Total sales change:
Industrial	4.5%	7.2%	0.6%	3.8%	—	4.2%
Safety and Graphics	1.8%	5.3%	3.3%	4.8%	—	3.4%
Health Care	2.2%	6.9%	(3.8)%	13.1%	—	2.3%
Electronics and Energy	1.9%	17.2%	0.9%	2.3%	—	11.1%
Consumer	(4.8)%	8.7%	(3.9)%	8.5%	—	(0.7)%

Organic local-currency sales change:
Industrial	5.8%	7.9%	5.2%	0.4%	—	5.7%
Safety and Graphics	3.6%	5.9%	6.9%	2.0%	—	4.8%
Health Care	2.2%	7.0%	0.8%	7.8%	—	3.1%
Electronics and Energy	2.8%	17.4%	2.9%	(0.4)%	—	11.5%
Consumer	(4.8)%	6.8%	(0.4)%	2.4%	—	(1.2)%

Additional information beyond what is included in the preceding table is as follows:

•

In Asia Pacific, where 3M’s electronics and energy business is concentrated, sales benefited from strengthened demand across most market segments in consumer electronics. Total sales in Japan grew 15 percent and China/Hong Kong grew 9 percent. On an organic local-currency sales basis, both Japan and China/Hong Kong grew 13 percent.

•

In EMEA, Central/East Europe and Middle East/Africa total sales and organic local-currency sales grew 2 percent. West Europe total sales declined 1 percent, as organic local-currency sales growth of 5 percent was more than offset by foreign currency translation.

•

In Latin America/Canada, total sales declined 3 percent in Mexico, as organic local-currency sales growth of 8 percent was more than offset by foreign currency translation. In Canada, total sales grew 4 percent, helped by organic local-currency sales growth of 3 percent. In Brazil total sales growth of 20 percent was driven by foreign currency translation, as organic local-currency sales declined 3 percent.

Foreign currency translation reduced year-on-year sales slightly, with the translation-related sales increase in Latin America/Canada more than offset by the decrease in EMEA. The U.S. dollar was stronger compared to first quarter 2016 by 25 percent versus the Brazilian Real and 2 percent versus the Japanese Yen. The U.S. dollar was weaker compared to the first quarter of 2016 by 4 percent versus the Euro and 5 percent versus the Chinese Yuan.

Managing currency risks:

As discussed above, the stronger U.S. dollar had a negative impact on sales and earnings in the first three months of 2017 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $988 million of operating cash flows in the first three months of 2017, a decrease of $272 million when compared to the first three months of 2016. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2017, the Company purchased $690 million of its own stock, compared to $1.227 billion of stock purchases in the first three months of 2016. As of March 31, 2017, approximately $6.4 billion remained available under the February 2016 authorization. The Company expects to purchase $2.5 billion to $4.5 billion of its own stock in 2017. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This marked the 59th consecutive year of dividend increases for 3M.

3M’s debt to total capital ratio (total capital defined as debt plus equity) was 51 percent at March 31, 2017, and 53 percent at December 31, 2016. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans in 2017. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017.

Year 2017 announced acquisition (not closed as of March 31, 2017):

In March 2017, 3M (Safety and Graphics) announced that it entered into an agreement to acquire Scott Safety from Johnson Controls for $2.0 billion, subject to closing and other adjustments. This transaction is expected to close in the second half of 2017. Refer to Note 2 for additional details.

Year 2017 divestiture and portfolio actions (not closed as of March 31, 2017):

In May 2017, 3M (Safety and Graphics business) closed on the sale and transfer of control of its identity management business. 3M expects a pre-tax gain of approximately $470 million as a result of this divestiture, which translates to net income of approximately $0.55 per diluted share. 3M will no longer benefit from approximately $0.05 per diluted share related to the remaining 2017 income of the divested business. In addition, 3M expects to make significant progress on its plan to better optimize its portfolio and supply chain footprint, with associated costs in the range of $0.40 to $0.45 per diluted share over the remainder of 2017. In total, 3M expects the net impact of these items to add approximately $0.05 to $0.10 per diluted share to full year 2017 earnings.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding sections entitled “Sales and operating income by business segment” and “Sales and operating income by geographic area” for discussion of sales change.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2017	2016	Change
Cost of sales	50.4%	49.6%	0.8
Selling, general and administrative expenses	20.4	20.2	0.2
Research, development and related expenses	6.1	6.1	—
Operating income	23.1%	24.1%	(1.0)

3M expects global defined benefit pension and postretirement expense in 2017 (before settlements, curtailments, special termination benefits and other) to increase by approximately $74 million pre-tax when compared to 2016,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to the 3M’s 2016 Annual Report on Form 10-K (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors that will impact pension and postretirement expenses in 2017. The year-on-year increase in defined benefit pension and postretirement expense for the first quarter was $22 million.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

In the first quarter of 2017, year-on-year incremental strategic investments in growth, productivity and portfolio actions impacted 3M’s operating expenses were as follows:

Three months ended
(Millions)	March 31, 2017
Cost of sales	$79
Selling, general and administrative expenses	56
Research, development and related expenses	1
Total	$136

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of sales, increased due to first quarter 2017 incremental strategic investments in productivity and portfolio actions, foreign currency effects (net of hedge gains), and higher defined benefit pension and postretirement expense. This was partially offset by raw material cost deflation, which was favorable by approximately 2 percent year-on-year. Selling prices increased net sales year-on-year by 0.1 percent in first quarter 2017.

Selling, General and Administrative Expenses:

SG&A in dollars increased 5.2 percent in the first quarter of 2017, when compared to the same period last year, impacted by incremental strategic investments, lower year-on-year divestiture gains (as discussed in Note 2), and higher defined benefit pension and postretirement expense.

Research, Development and Related Expenses:

R&D in dollars increased $21 million in the first three months of 2017 compared to the same period last year. 3M continued to invest in its key initiatives, including more R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months ended March 31, 2017 versus 2016.

Three months ended
(Percent of net sales)	March 31, 2017
Same period last year	24.1%
Increase/(decrease) in operating income margin, due to:
Organic volume and productivity	1.2
Selling price and raw material impact	0.5
Foreign exchange impacts	(0.4)
Strategic investments	(1.8)
Pension and postretirement benefit costs	(0.3)
Divestiture gains	(0.2)
Current period	23.1%

Operating income margins declined 1.0 percentage points in the first quarter of 2017 when compared to the first quarter of 2016. Items that reduced operating income margins included year-on-year incremental strategic investments in growth, productivity and portfolio actions. Additional items that reduced operating margins included foreign currency effects (net of hedge gains), higher year-on-year defined benefit pension and postretirement expense, and lower year-on-year divestiture gains. 3M benefited from higher organic local-currency sales growth and productivity. 3M also benefited from lower raw material costs.

Interest Expense and Income:

	Three months ended
	March 31,
(Millions)	2017	2016
Interest expense	$45	$47
Interest income	(8)	(5)
Total	$37	$42

Over the past few years, 3M has taken actions to better optimize its capital structure and reduce its cost of capital by adding debt. These actions have led to an increase in interest expense year-on-year, largely due to higher average debt balances. However, in the first quarter of 2017, this increase due to higher debt was more than offset by the impact of foreign exchange hedging of intercompany loans.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2017	2016
Effective tax rate	23.7%	26.8%

The effective tax rate for the first quarter of 2017 was 23.7 percent, compared to 26.8 percent in the first quarter of 2016, a decrease of 3.1 percentage points. The changes in the rates between years are impacted by many factors, as described further in Note 5.

The Company currently anticipates its 2017 full-year tax rate will be 26.0 to 27.5 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as geographic mix of income before taxes and foreign currency effects.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2017	2016
Net income attributable to noncontrolling interest	$3	$3

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $34 million for the three months ended March 31, 2017. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $37 million for the three months ended March 31, 2017.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 12.  Effective in the first quarter of 2017, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes:

Integration of former Renewable Energy Division

•

3M’s former Renewable Energy Division (RED) has been integrated into existing divisions within the Electronics and Energy business segment and Safety and Graphics business segment. 3M is committed to leadership in sustainability and to enabling the advancement of energy solutions into the future. Integrating RED’s offerings into larger divisions already serving these segments will provide increased scale and build on strength by leveraging 3M’s existing brands, go-to-market capabilities, and relationships to support growth objectives.

Creation of Automotive and Aerospace Solutions Division

•

3M created the Automotive and Aerospace Solutions Division, which combined the former Automotive Division and Aerospace and Commercial Transportation Division, which were both within the Industrial business segment. Combining the strengths along with the deep industry knowledge of each business will enable this new division to utilize shared technology platforms and processes to deliver a broader set of innovative solutions, along with world-class quality and service to 3M’s customers. This combination will help accelerate the Company’s profitable growth and market relevance across the automotive, aerospace and commercial transportation industries.

Consolidation of U.S. customer account activity - impacting dual credit reporting

•

The Company consolidated its customer account activity in the U.S. into more centralized sales districts. This improved alignment reduces the complexity for customers when interacting with multiple businesses within 3M, creating a better customer experience. 3M business segment reporting measures include dual credit to business segments for certain U.S. sales and related operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in the U.S. The alignment of U.S. customer accounts to fewer, more focused sales districts changed the attribution of dual credit across 3M’s business segments.

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

Corporate and Unallocated operating expenses increased by $41 million in the first quarter of 2017 when compared to the same period last year. In the first quarter of 2017, a portion of the severance actions were reflected in Corporate and Unallocated. In addition, defined benefit pension and postretirement expense increased $22 million year-on-year, with $9 million of this increase allocated to Corporate and Unallocated.

Operating Business Segments:

Information related to 3M’s business segments for the first quarter of both 2017 and 2016 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Industrial Business:

	Three months ended
	March 31,
	2017	2016
Sales (millions)	$2,709	$2,599
Sales change analysis:
Organic local-currency	5.7%	(1.9)%
Acquisitions	—	2.0
Divestitures	(0.7)	(0.1)
Translation	(0.8)	(3.0)
Total sales change	4.2%	(3.0)%

Operating income (millions)	$625	$622
Percent change	0.5%	3.5%
Percent of sales	23.1%	23.9%

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

First Quarter 2017 results:

Sales in Industrial totaled $2.7 billion, up 4.2 percent in U.S. dollars. Organic local-currency sales increased 5.7 percent, divestitures reduced sales by 0.7 percent, and foreign currency translation reduced sales by 0.8 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based, led by automotive and aerospace solutions, advanced materials, abrasives, industrial adhesives and tapes, and automotive aftermarket.
•	Automotive OEM business organic growth continues to outpace global auto builds.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•

Acquisition sales growth in 2016 related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

Operating income:

•

Operating income margins decreased 0.8 percentage points, as  divestiture gains related to the first quarter 2016 sale of the Polyfoam business resulted in a net year-on-year operating income margin penalty of 1.2 percentage points.

Safety and Graphics Business:

	Three months ended
	March 31,
	2017	2016
Sales (millions)	$1,527	$1,477
Sales change analysis:
Organic local-currency	4.8%	2.6%
Acquisitions	—	6.6
Divestitures	(0.8)	(2.3)
Translation	(0.6)	(4.0)
Total sales change	3.4%	2.9%

Operating income (millions)	$399	$359
Percent change	11.2%	3.0%
Percent of sales	26.1%	24.3%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products, such as respiratory, hearing, eye and fall protection equipment; traffic safety and security products, including border and civil security solutions; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, window films, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

First Quarter 2017 results:

Sales in Safety and Graphics totaled $1.5 billion, up 3.4 percent in U.S. dollars. Organic local-currency sales increased 4.8 percent, divestitures reduced sales by 0.8 percent, and foreign currency translation reduced sales by 0.6 percent.

On an organic local-currency sales basis:

•	Sales increased in roofing granules, personal safety, and traffic safety and security, while commercial solutions was flat.

Acquisitions and divestitures:

•	In January 2017, 3M sold its safety prescription eyewear business.
•	Acquisition sales growth in 2016 reflects the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In the first quarter of 2016, 3M divested the remainder of the library systems business.

Operating income:

•

Operating income margins increased 1.8 percentage points, as  divestiture gains year-on-year partially offset by acquisition charges resulted in a net operating income margin benefit of 1.0 percentage points.

In May 2017, 3M (Safety and Graphics business) closed on the sale and transfer of control of its identity management business. 3M expects a pre-tax gain of approximately $470 million as a result of this divestiture. In March 2017, 3M (Safety and Graphics) announced that it entered into an agreement to acquire Scott Safety from Johnson Controls for $2.0 billion, subject to closing and other adjustments. This transaction is expected to close in the second half of 2017. Refer to Note 2 for additional details.

Health Care Business:

	Three months ended
	March 31,
	2017	2016
Sales (millions)	$1,423	$1,391
Sales change analysis:
Organic local-currency	3.1%	6.3%
Acquisitions	—	0.9
Translation	(0.8)	(3.1)
Total sales change	2.3%	4.1%

Operating income (millions)	$434	$457
Percent change	(5.2)%	11.5%
Percent of sales	30.5%	32.9%

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

First Quarter 2017 results:

Sales in Health Care totaled $1.4 billion, up 2.3 percent in U.S. dollars. Organic local-currency sales increased 3.1 percent and foreign currency translation reduced sales by 0.8 percent.

On an organic local-currency sales basis:

•	Sales increased in drug delivery systems, food safety, oral care, and medical consumables (which is comprised of the critical and chronic care and infection prevention businesses).
•	Sales declined in health information systems.
•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong, Taiwan, Brazil, and Mexico.

Acquisitions:

•

Acquisition sales growth in 2016 related to the March 2015 purchase of Ivera Medical Corp. Ivera is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income margins decreased, as 3M invested $21 million across the business to accelerate future growth opportunities.

Electronics and Energy Business:

	Three months ended
	March 31,
	2017	2016
Sales (millions)	$1,210	$1,089
Sales change analysis:
Organic local-currency	11.5%	(12.6)%
Divestitures	(0.2)	—
Translation	(0.2)	(1.7)
Total sales change	11.1%	(14.3)%

Operating income (millions)	$225	$195
Percent change	15.1%	(27.9)%
Percent of sales	18.6%	17.9%

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

First Quarter 2017 results:

Sales in Electronics and Energy totaled $1.2 billion, up 11.1 percent in U.S. dollars. Organic local-currency sales increased 11.5 percent, divestitures reduced sales by 0.2, and foreign currency translation reduced sales by 0.2 percent.

Total sales within the electronics-related and energy-related businesses were up 17 percent and 1 percent, respectively. Total sales increased 17 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 18 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased inclusion in OEM platforms in addition to strengthened demand in consumer electronics.

•	Sales increased 1 percent in 3M’s energy-related businesses, as sales grew in electrical markets and were flat in telecommunications.
•	Sales increased 17 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million.

Operating income:

•

Operating income margins increased 0.7 percentage points, as benefits from higher organic volume were offset by first quarter 2017 footprint and portfolio actions. These actions resulted in a year-on-year operating income margin penalty of 5.3 percentage points.

Consumer Business:

	Three months ended
	March 31,
	2017	2016
Sales (millions)	$1,042	$1,050
Sales change analysis:
Organic local-currency	(1.2)%	2.7%
Translation	0.5	(2.7)
Total sales change	(0.7)%	—%

Operating income (millions)	$222	$238
Percent change	(6.8)%	(1.2)%
Percent of sales	21.3%	22.7%

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

First Quarter 2017 results:

Sales in Consumer totaled $1.0 billion, down 0.7 percent in U.S. dollars. Organic local-currency sales declined 1.2 percent, while foreign currency translation increased sales by 0.5 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, consumer health care, and home care.
•	Stationery and office supplies declined due to channel inventory reductions, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined year-on-year, in part due to increased growth investments in core platforms.

FINANCIAL CONDITION AND LIQUIDITY

3M continues its transition to a better-optimized capital structure and is adding leverage at a measured pace. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enable the Company to implement this strategy. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 8 in 3M’s 2016 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance.

Total debt:

The Company’s total debt was approximately $11.7 billion at both March 31, 2017 and December 31, 2016. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F). As of March 31, 2017, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above, is approximately $11.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of 3M’s 2016 Annual Report on Form 10-K.

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

Effective February 24, 2017, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated May 16, 2014. In May 2016, in connection with the WKSI shelf, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at March 31, 2017. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2017, this ratio was approximately 45 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $293 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at March 31, 2017. These lines of credit are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At March 31, 2017, 3M had $2.3 billion of cash, cash equivalents and marketable securities, of which approximately $2.0 billion was held by the Company’s foreign subsidiaries and approximately $340 million was held by the United States. Of the $2.0 billion held internationally, U.S. dollar-based cash, cash equivalents and marketable securities totaled $460 million, or 23 percent, which was invested in money market funds, asset-backed securities, agency securities, corporate medium-term note securities and other high-quality fixed income securities. At December 31, 2016, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $2.35 billion and $350 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2017, and December 31, 2016.

	March 31,	December 31,
(Millions)	2017	2016

Total Debt	$11,711	$11,650
Less: Cash and cash equivalents and marketable securities	2,331	2,695
Net Debt (non-GAAP measure)	$9,380	$8,955

In the first three months of 2017, net debt increased by $0.4 billion to a net debt balance of $9.4 billion, driven by a decrease in cash, cash equivalents and marketable securities.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to take advantage of numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities.

The Company uses working capital measures that place emphasis and focus on certain working capital assets. These measures include working capital, accounts receivable turns, and inventory turns.

Working capital (non-GAAP measure):

(Millions)	March 31, 2017	December 31, 2016	Change
Current assets	$11,901	$11,726	$175
Less: Current Liabilities	(5,995)	(6,219)	224
Working Capital	$5,906	$5,507	$399

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The Company defines working capital as current assets minus current liabilities. Working capital increased $399 million compared with December 31, 2016. Current asset balance changes increased working capital by $175 million, driven by increases in accounts receivable, and inventories (discussed further below), partially offset by decreases in cash, cash equivalents, and marketable securities. Current liability balance changes increased working capital by $224 million, largely due to decreases in accounts payable and accrued payroll, partially offset by increases in accrued income taxes. 3M believes working capital is meaningful to investors as a measure of operational efficiency and short-term financial health.

Accounts receivable and inventory turns (non-GAAP measures):

Accounts receivable and inventory turns are not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. 3M defines accounts receivable turns as quarterly net sales multiplied by 4 divided by ending accounts receivable – net, and defines inventory turns as quarterly manufacturing cost multiplied by 4 divided by ending inventory. 3M believes accounts receivable turns is meaningful to investors as a measure of how efficiently the Company manages credit and collects from its customers. For inventory turns calculation purposes, manufacturing cost is defined as cost of sales less freight and engineering costs. 3M believes inventory turns is meaningful to investors as a measure of how quickly inventory is sold. Details of these calculations follow.

Accounts receivable turns (non-GAAP measure)
(Millions, except turns)	March 31, 2017	December 31, 2016
Quarterly net sales	$7,685	$7,329
Ending accounts receivable - net	$4,722	$4,392
Accounts receivable turns	6.51	6.67

Inventory turns (non-GAAP measure)
(Millions, except turns)	March 31, 2017	December 31, 2016
Quarterly cost of sales	$3,869	$3,716
Less: Freight and engineering	$171	$160
Manufacturing cost	$3,698	$3,556
Ending inventory	$3,612	$3,385
Inventory turns	4.10	4.20

Concerning accounts receivable, higher March 2017 sales compared to December 2016 sales contributed to the accounts receivable increase. On a seasonal basis, both accounts receivable and inventory turns are usually higher at year-end, driven by typically lower year-end accounts receivable and inventory balances.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2017	2016

Net income including noncontrolling interest	$1,326	$1,278
Depreciation and amortization	438	356
Company pension contributions	(247)	(55)
Company postretirement contributions	(1)	(1)
Company pension expense	69	47
Company postretirement expense	12	12
Stock-based compensation expense	147	144
Income taxes (deferred and accrued income taxes)	141	296
Accounts receivable	(237)	(245)
Inventories	(149)	(37)
Accounts payable	(124)	(116)
Other — net	(387)	(419)
Net cash provided by operating activities	$988	$1,260

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2017, cash flows provided by operating activities decreased $272 million compared to the same period last year, with this decrease primarily due to the timing of pension contributions. For total year 2017, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans, similar to the $383 million contributed for total year 2016. Additional factors that decreased operating cash flows were increases in inventory, and higher year-on-year cash income taxes. These items were partially offset by year-on-year increases in depreciation and amortization expense, which partially related to first quarter 2017 asset charges and accelerated depreciation within the Electronics and Energy business segment. The combination of accounts receivable, inventories and accounts payable increased working capital by $510 million in the first three months of 2017, compared to the working capital increases of $398 million in the first three months of 2016. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2017	2016

Purchases of property, plant and equipment (PP&E)	$(287)	$(314)
Proceeds from sale of PP&E and other assets	1	18
Acquisitions, net of cash acquired	—	(4)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	138	(61)
Proceeds from sale of businesses	53	56
Other investing activities	5	25
Net cash used in investing activities	$(90)	$(280)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, pollution reduction, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in new growth capacity, both through expansion of current facilities and by building new facilities. 3M also invests in corporate laboratory facilities and information technology (IT). The Company expects 2017 capital spending to be in the range of $1.3 billion to $1.5 billion.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first three months of 2017 relate to the divestiture of the assets of the prescription safety eyewear business within the Safety and Graphics business segment.

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

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2017	2016

Change in short-term debt — net	$(68)	$138
Repayment of debt (maturities greater than 90 days)	—	—
Proceeds from debt (maturities greater than 90 days)	—	—
Total cash change in debt	$(68)	$138
Purchases of treasury stock	(690)	(1,227)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	315	357
Dividends paid to shareholders	(702)	(672)
Other — net	(6)	(22)
Net cash used in financing activities	$(1,151)	$(1,426)

Total debt was approximately $11.7 billion at both March 31, 2017 and year-end 2016. Total debt was 51 percent of total capital (total capital is defined as debt plus equity) at March 31, 2017, compared to 53 percent of total capital at year-end 2016.

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

3M has paid dividends each year since 1916. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This is equivalent to an annual dividend of $4.70 per share and marked the 59th consecutive year of dividend increases for 3M.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
(Millions)	2017	2016

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$988	$1,260
Net cash used in investing activities	(90)	(280)
Net cash used in financing activities	(1,151)	(1,426)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$988	$1,260
Purchases of property, plant and equipment (PP&E)	(287)	(314)
Free cash flow	$701	$946
Net income attributable to 3M	$1,323	$1,275
Free cash flow conversion	53%	74%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2016 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2017. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2017	1,245,580	$177.61	1,245,347	$6,835
February 1-28, 2017	1,038,362	$182.41	1,037,719	$6,645
March 1-31, 2017	1,168,893	$190.75	1,168,893	$6,422
Total January 1-March 31, 2017	3,452,835	$183.50	3,451,959	$6,422

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

	(10.10)	Form of 3M 2010 Performance Share Award under the 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated March 4, 2010.
	(10.11)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.12)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
	(10.13)	3M 2005 Management Stock Ownership Program (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
	(10.14)	Form of award agreement for non-qualified stock options granted under the 2005 Management Stock Ownership Program, is incorporated by reference from our Form 8-K dated May 16, 2005.
	(10.15)	Amended and Restated 3M VIP Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
	(10.16)	Amended and Restated 3M VIP (Voluntary Investment Plan) Plus Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
	(10.17)	3M Deferred Compensation Plan, as amended through February 2008, is incorporated by reference from our Form 8-K dated February 14, 2008.

(10.18)	Amendment of 3M Deferred Compensation Plan is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.19)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.20)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.21)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.22)	Description of changes to 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated August 8, 2005.
(10.23)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.24)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.25)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.26)	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.27)	Summary of Personal Financial Planning Services for 3M Executives is incorporated by reference from our Form 10-K for the year ended December 31, 2003.
(10.28)	3M policy on reimbursement of incentive payments is incorporated by reference from our Form 10-K for the year ended December 31, 2006.
(10.29)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.30)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.31)	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.32)	Amended and restated five-year credit agreement as of March 9, 2016, is incorporated by reference from our Form 8-K dated March 11, 2016.
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
(101)

The following financial information from 3M Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 3, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income for the three-month periods ended March 31, 2017 and 2016, (ii) the Consolidated Statement of Comprehensive Income for the three-month periods ended March 31, 2017 and 2016 (iii) the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016, (iv) the Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: May 3, 2017

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)