Form 10-Q
period 2017-06-30
3M CO
filed 2017-08-01
CIK 66740

ou

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Stock, $0.01 par value per share	596,767,147 shares

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended June 30, 2017

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Net sales	$7,810	$7,662	$15,495	$15,071
Operating expenses
Cost of sales	4,007	3,799	7,876	7,477
Selling, general and administrative expenses	1,607	1,560	3,207	3,093
Research, development and related expenses	473	437	944	887
Gain on sale of businesses	(461)	—	(490)	(40)
Total operating expenses	5,626	5,796	11,537	11,417
Operating income	2,184	1,866	3,958	3,654

Interest expense and income
Interest expense	54	38	99	85
Interest income	(12)	(7)	(20)	(12)
Total interest expense — net	42	31	79	73

Income before income taxes	2,142	1,835	3,879	3,581
Provision for income taxes	557	542	968	1,010
Net income including noncontrolling interest	$1,585	$1,293	$2,911	$2,571

Less: Net income attributable to noncontrolling interest	2	2	5	5

Net income attributable to 3M	$1,583	$1,291	$2,906	$2,566

Weighted average 3M common shares outstanding — basic	598.1	606.9	598.1	607.2
Earnings per share attributable to 3M common shareholders — basic	$2.65	$2.13	$4.86	$4.23

Weighted average 3M common shares outstanding — diluted	612.8	620.9	612.4	621.1
Earnings per share attributable to 3M common shareholders — diluted	$2.58	$2.08	$4.74	$4.13

Cash dividends paid per 3M common share	$1.175	$1.11	$2.35	$2.22

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Net income including noncontrolling interest	$1,585	$1,293	$2,911	$2,571
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(67)	37	225	175
Defined benefit pension and postretirement plans adjustment	78	67	161	136
Cash flow hedging instruments, unrealized gain (loss)	(51)	(27)	(127)	(137)
Total other comprehensive income (loss), net of tax	(40)	77	259	174
Comprehensive income (loss) including noncontrolling interest	1,545	1,370	3,170	2,745
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(2)	(8)	(4)
Comprehensive income (loss) attributable to 3M	$1,543	$1,368	$3,162	$2,741

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,654	$2,398
Marketable securities — current	140	280
Accounts receivable — net	4,919	4,392
Inventories
Finished goods	1,863	1,629
Work in process	1,145	1,039
Raw materials and supplies	830	717
Total inventories	3,838	3,385
Other current assets	1,090	1,271
Total current assets	12,641	11,726
Marketable securities — non-current	17	17
Investments	137	128
Property, plant and equipment	24,292	23,499
Less: Accumulated depreciation	(15,726)	(14,983)
Property, plant and equipment — net	8,566	8,516
Goodwill	9,105	9,166
Intangible assets — net	2,201	2,320
Prepaid pension benefits	83	52
Other assets	1,207	981
Total assets	$33,957	$32,906
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$213	$972
Accounts payable	1,782	1,798
Accrued payroll	666	678
Accrued income taxes	432	299
Other current liabilities	2,604	2,472
Total current liabilities	5,697	6,219

Long-term debt	11,088	10,678
Pension and postretirement benefits	3,761	4,018
Other liabilities	1,767	1,648
Total liabilities	$22,313	$22,563
Commitments and contingencies (Note 12)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,244	5,061
Retained earnings	38,793	37,907
Treasury stock, at cost: 347,265,909 shares at June 30, 2017; 347,306,778 shares at December 31, 2016	(25,466)	(25,434)
Accumulated other comprehensive income (loss)	(6,989)	(7,245)
Total 3M Company shareholders’ equity	11,591	10,298
Noncontrolling interest	53	45
Total equity	$11,644	$10,343
Total liabilities and equity	$33,957	$32,906

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2017	2016
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,911	$2,571
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	818	722
Company pension and postretirement contributions	(279)	(97)
Company pension and postretirement expense	162	118
Stock-based compensation expense	206	193
Gain on sale of businesses	(490)	(40)
Deferred income taxes	(120)	(134)
Changes in assets and liabilities
Accounts receivable	(412)	(419)
Inventories	(347)	(42)
Accounts payable	(60)	(57)
Accrued income taxes (current and long-term)	257	(102)
Other — net	(16)	(168)
Net cash provided by operating activities	2,630	2,545

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(589)	(637)
Proceeds from sale of PP&E and other assets	13	18
Acquisitions, net of cash acquired	—	(4)
Purchases of marketable securities and investments	(407)	(510)
Proceeds from maturities and sale of marketable securities and investments	543	449
Proceeds from sale of businesses, net of cash sold	862	56
Other — net	5	(2)
Net cash provided by (used in) investing activities	427	(630)

Cash Flows from Financing Activities
Change in short-term debt — net	(113)	(337)
Repayment of debt (maturities greater than 90 days)	(650)	—
Proceeds from debt (maturities greater than 90 days)	—	1,112
Purchases of treasury stock	(1,184)	(2,055)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	496	612
Dividends paid to shareholders	(1,403)	(1,344)
Other — net	(2)	(16)
Net cash used in financing activities	(2,856)	(2,028)

Effect of exchange rate changes on cash and cash equivalents	55	3

Net increase (decrease) in cash and cash equivalents	256	(110)
Cash and cash equivalents at beginning of year	2,398	1,798
Cash and cash equivalents at end of period	$2,654	$1,688

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

As described in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) and 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combining of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. Segment information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 4, 2017.

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary represented less than 1.0 percent of 3M’s consolidated operating income for 2016. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government also operates various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario, which was redesigned by the Venezuelan government in June 2017, (DICOM2), or its predecessor. During the same periods, the Venezuelan government’s official exchange was Tipo de Cambio Protegido (DIPRO), or its predecessor.

Note 1 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of June 30, 2017, the Company had a balance of net monetary assets denominated in VEF of less than 5 billion VEF and the DIPRO and DICOM exchange rates were approximately 10 VEF and 2,600 VEF per U.S. dollar, respectively. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of June 30, 2017, the Company continues to consolidate its Venezuelan subsidiary. As of June 30, 2017, the balance of intercompany receivables due from this subsidiary and its equity balance were not significant.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (insignificant for the three months ended June 30, 2017; 1.6 million average options for the six months ended June 30, 2017; 2.9 million average options for the three months ended June 30, 2016; and 5.9 million average options for the six months ended June 30, 2016). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to 3M	$1,583	$1,291	$2,906	$2,566

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	598.1	606.9	598.1	607.2

Dilution associated with the Company’s stock-based compensation plans	14.7	14.0	14.3	13.9

Denominator for weighted average 3M common shares outstanding – diluted	612.8	620.9	612.4	621.1

Earnings per share attributable to 3M common shareholders – basic	$2.65	$2.13	$4.86	$4.23
Earnings per share attributable to 3M common shareholders – diluted	$2.58	$2.08	$4.74	$4.13

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB also issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The amendments also address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Finally, the amendments make certain technical corrections and provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2018. The Company is continuing to evaluate the standard’s impact on 3M’s consolidated results of operations and financial condition. 3M has conducted initial analyses, developed project management relative to the process of adopting this ASU, and is currently completing detailed contract reviews to determine necessary adjustments to existing accounting policies and to support an evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. For the majority of 3M’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. However, in addition to expanded disclosures regarding revenue, the ASU could, for example, impact the timing of revenue recognition in some arrangements for which software industry-specific guidance (which the ASU supersedes) is presently utilized. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For 3M, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition, however, 3M has historically held limited amounts of equity securities and cost method investments (less than $75 million in aggregate at June 30, 2017), and has not elected the FVO with respect to material financial liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For 3M, the ASU is effective January 1, 2019. Information under existing lease guidance with respect to rent expense for operating leases and the Company’s minimum lease payments for capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2016 is included in Note 14 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K). The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. 3M currently plans to apply this ASU in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would essentially be reported outside of operating income. For 3M, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The components of 3M’s net periodic defined benefit pension and postretirement benefit costs are presented in Note 9. These include components totaling a benefit of $32 million and $54 million for the three months ended June 30, 2017 and 2016, respectively, and $64 million and $106 million for the six months ended June 30, 2017 and 2016, respectively, that would no longer be included within operating expenses and instead would be reported outside of income from operations under the new standard.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The general model for accounting for modifications of share-based payment awards is to record the incremental value arising from the changes as additional compensation cost. Under the new standard, fewer changes to the terms of an award would require accounting under this modification model. For 3M, this ASU is effective January 1, 2018, with early adoption permitted. Because the Company does not typically make changes to the terms or conditions of its issued share-based payment awards, 3M does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-10, Determining the Customer of the Operation Services, that clarifies how an operating entity determines the customer of the operation services for transactions within the scope of a service concession arrangement. Service concession arrangements are typically agreements between a grantor and an operating entity whereby the operating entity will operate the grantor’s infrastructure (i.e. airports, roadways, bridges, and prisons) for a specified period of time. The operating entity also may be required to maintain the infrastructure and provide capital-intensive maintenance to enhance or extend its life. In such arrangements, typically the operation services (i.e. operation and maintenance of a roadway) would be used by third parties (i.e. drivers). The ASU clarifies that the grantor, not the third party, is the customer of the operation services in such arrangements. For 3M, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. Because the Company is not typically a party to agreements within the scope of accounting for service concession arrangements, 3M does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price)

than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For 3M, this ASU is effective January 1, 2019, with early adoption permitted. Because the Company has not issued financial instruments with down-round features, 3M does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

NOTE 2.  Acquisitions and Divestitures

Acquisitions:

3M makes acquisitions of certain businesses from time to time that are aligned with its strategic intent with respect to, among other factors, growth markets and adjacent product lines or technologies.

There were no business combinations that closed during the six months ended June 30, 2017.

In March 2017, 3M announced that it entered into an agreement to acquire Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion, subject to closing and other adjustments. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments, and other safety devices that complement 3M’s personal safety portfolio. The business had revenues of approximately $570 million in 2016. This transaction is expected to close in the second half of 2017 and will be reflected within the Company’s Safety and Graphics business, subject to customary closing conditions, regulatory approvals, and information or consultation requirements with relevant works councils.

Divestitures:

3M may divest certain businesses from time to time based upon reviews of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

In January 2017, 3M sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company recorded a pre-tax gain of $29 million in the first quarter of 2017 as a result of this sale, which was reported within the Company’s Safety and Graphics business.

In May 2017, 3M completed the related sale or transfer of control, as applicable of its identity management business to Gemalto N.V. This business, with 2016 sales of approximately $205 million, is a leading provider in identity management solutions, including biometric hardware and software that enable identity verification and authentication, as well as secure materials and document readers. In June 2017, 3M also completed the sale of its tolling and automated license/number plate recognition business, with annual sales of approximately $40 million, to Neology, Inc. 3M’s tolling and automated license/number plate recognition business includes RFID readers and tags, automatic vehicle classification systems, lane controller and host software, and back office software and services. It also provides mobile and fixed cameras, software, and services in automated license/number plate recognition. 3M received proceeds of $833 million, or $809 million net of cash sold, and reflected a pre-tax gain of $461 million in the second quarter of 2017 as a result of these two divestitures, which was reported within the Company’s Safety and Graphics business.

In June 2017, 3M agreed to sell its electronic monitoring business to an affiliate of Apax Partners, for $200 million, net of cash sold and subject to closing and other adjustments. This business, with annual sales of approximately $95 million, is a provider of electronic monitoring technologies, serving hundreds of correctional and law enforcement agencies around the world. This sale is expected to close in the second half of 2017, subject to customary closing conditions, regulatory approvals and consultation or information requirements with relevant works councils. The Company expects a pre-tax gain of approximately $100 million as a result of this divestiture that will be reported within the Company’s Safety and Graphics business.

The aggregate operating income of these four preceding divested businesses was less than $20 million in 2016. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of June 30, 2017 were not significant and, as of December 31, 2016, included the following:

December 31,
(Millions)	2016
Accounts receivable	$25
Property, plant and equipment (net)	25
Intangible assets	35
Deferred revenue (other current liabilities)	35

In addition, approximately $50 million and $270 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of June 30, 2017 and December 31, 2016, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first six month of 2017. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2016 and June 30, 2017, follow:

Goodwill

	December 31, 2016	Acquisition	Divestiture	Translation	June 30, 2017
(Millions)	Balance	activity	activity	and other	Balance
Industrial	$2,536	$—	$—	$93	$2,629
Safety and Graphics	3,324	—	(276)	54	3,102
Health Care	1,609	—	—	41	1,650
Electronics and Energy	1,489	—	—	26	1,515
Consumer	208	—	—	1	209
Total Company	$9,166	$—	$(276)	$215	$9,105

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As described in Note 14, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2017, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2017, and December 31, 2016, follow:

	June 30,	December 31,
(Millions)	2017	2016
Customer related intangible assets	$1,900	$1,939
Patents	585	602
Other technology-based intangible assets	475	524
Definite-lived tradenames	392	420
Other amortizable intangible assets	209	211
Total gross carrying amount	$3,561	$3,696

Accumulated amortization — customer related	(818)	(797)
Accumulated amortization — patents	(494)	(497)
Accumulated amortization — other technology based	(284)	(302)
Accumulated amortization — definite-lived tradenames	(231)	(236)
Accumulated amortization — other	(173)	(173)
Total accumulated amortization	$(2,000)	$(2,005)

Total finite-lived intangible assets — net	$1,561	$1,691

Non-amortizable intangible assets (primarily tradenames)	640	629
Total intangible assets — net	$2,201	$2,320

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and six months ended June 30, 2017 and 2016 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Amortization expense	$47	$66	$111	$132

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2017:

	Remainder
	of						After
(Millions)	2017	2018	2019	2020	2021	2022	2022
Amortization expense	$118	$190	$181	$172	$160	$147	$593

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

NOTE 4.  Restructuring Actions and Exit Activities

2017 Restructuring Actions:

During the second quarter of 2017, management approved and committed to undertake certain restructuring actions primarily focused on portfolio and footprint optimization. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2017 pre-tax charge of $99 million. Remaining activities related to restructuring are expected to be completed by the end of 2018.

Components of these restructuring charges are summarized by business segment as follows:

Second Quarter 2017
(Millions)	Employee-Related
Industrial	$39
Safety and Graphics	9
Health Care	2
Electronics and Energy	7
Consumer	36
Corporate and Unallocated	6
Total Expense	$99

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2017
Cost of sales	86
Selling, general and administrative expenses	5
Research, development and related expenses	8
Total	$99

Components of these restructuring actions, follow:

(Millions)	Employee-Related
Expense incurred	$99
Accrued restructuring action balances as of June 30, 2017	$99

2017 Exit Activities:

In the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2017	$11,040	$5,198	$38,094	$(25,354)	$(6,949)	$51

Net income	1,585		1,583			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(67)				(67)	—
Defined benefit pension and post-retirement plans adjustment	78				78	—
Cash flow hedging instruments - unrealized gain (loss)	(51)				(51)	—
Total other comprehensive income (loss), net of tax	(40)
Dividends declared	(701)		(701)
Stock-based compensation	55	55
Reacquired stock	(475)			(475)
Issuances pursuant to stock option and benefit plans	180		(183)	363
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Six months ended June 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	2,911		2,906			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	225				222	3
Defined benefit pension and post-retirement plans adjustment	161				161	—
Cash flow hedging instruments - unrealized gain (loss)	(127)				(127)	—
Total other comprehensive income (loss), net of tax	259
Dividends declared	(1,403)		(1,403)
Stock-based compensation	183	183
Reacquired stock	(1,153)			(1,153)
Issuances pursuant to stock option and benefit plans	504		(617)	1,121
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Three months ended June 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2016	$11,495	$4,925	$36,506	$(23,716)	$(6,261)	$41

Net income	1,293		1,291			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	37				37	—
Defined benefit pension and post-retirement plans adjustment	67				67	—
Cash flow hedging instruments - unrealized gain (loss)	(27)				(27)	—
Total other comprehensive income (loss), net of tax	77
Dividends declared	(672)		(672)
Stock-based compensation	47	47
Reacquired stock	(837)			(837)
Issuances pursuant to stock option and benefit plans	255		(210)	465
Balance at June 30, 2016	$11,658	$4,972	$36,915	$(24,088)	$(6,184)	$43

Six months ended June 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,468	$4,800	$36,296	$(23,308)	$(6,359)	$39

Net income	2,571		2,566			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	175				176	(1)
Defined benefit pension and post-retirement plans adjustment	136				136	—
Cash flow hedging instruments - unrealized gain (loss)	(137)				(137)	—
Total other comprehensive income (loss), net of tax	174
Dividends declared	(1,344)		(1,344)
Stock-based compensation	172	172
Reacquired stock	(2,000)			(2,000)
Issuances pursuant to stock option and benefit plans	617		(603)	1,220
Balance at June 30, 2016	$11,658	$4,972	$36,915	$(24,088)	$(6,184)	$43

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2017, net of tax:	$(1,719)	$(5,245)	$15	$(6,949)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(167)	—	(74)	(241)
Amounts reclassified out	—	119	(5)	114
Total other comprehensive income (loss), before tax	(167)	119	(79)	(127)
Tax effect	100	(41)	28	87
Total other comprehensive income (loss), net of tax	(67)	78	(51)	(40)
Balance at June 30, 2017, net of tax:	$(1,786)	$(5,167)	$(36)	$(6,989)

Six months ended June 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	59	—	(175)	(116)
Amounts reclassified out	—	238	(23)	215
Total other comprehensive income (loss), before tax	59	238	(198)	99
Tax effect	163	(77)	71	157
Total other comprehensive income (loss), net of tax	222	161	(127)	256
Balance at June 30, 2017, net of tax:	$(1,786)	$(5,167)	$(36)	$(6,989)

Three months ended June 30, 2016

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2016, net of tax:	$(1,540)	$(4,735)	$14	$(6,261)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	59	—	(15)	44
Amounts reclassified out	—	101	(28)	73
Total other comprehensive income (loss), before tax	59	101	(43)	117
Tax effect	(22)	(34)	16	(40)
Total other comprehensive income (loss), net of tax	37	67	(27)	77
Balance at June 30, 2016, net of tax:	$(1,503)	$(4,668)	$(13)	$(6,184)

Six months ended June 30, 2016

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	119	—	(136)	(17)
Amounts reclassified out	—	204	(80)	124
Total other comprehensive income (loss), before tax	119	204	(216)	107
Tax effect	57	(68)	79	68
Total other comprehensive income (loss), net of tax	176	136	(137)	175
Balance at June 30, 2016, net of tax	$(1,503)	$(4,668)	$(13)	$(6,184)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2017	2016	2017	2016	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$1	$—	$1	See Note 9
Prior service benefit	22	24	44	47	See Note 9
Net actuarial loss	(141)	(126)	(282)	(252)	See Note 9
Total before tax	(119)	(101)	(238)	(204)
Tax effect	41	34	77	68	Provision for income taxes
Net of tax	$(78)	$(67)	$(161)	$(136)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$5	$28	$23	$81	Cost of sales
Interest rate swap contracts	—	—	—	(1)	Interest expense
Total before tax	5	28	23	80
Tax effect	(2)	(11)	(8)	(29)	Provision for income taxes
Net of tax	$3	$17	$15	$51
Total reclassifications for the period, net of tax	$(75)	$(50)	$(146)	$(85)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2016, and 2017. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the fourth quarter of 2017, for 2016 by the end of the first quarter of 2018, and for 2017 by the end of the first quarter of 2019. As of June 30, 2017, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2017 and December 31, 2016 are $370 million and $333 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $5 million and $1 million of expense for the three months ended June 30, 2017 and June 30, 2016, respectively, and approximately $8 million of expense and $3 million of benefit for the six months ended June 30, 2017 and June 30, 2016, respectively. At June 30, 2017 and December 31, 2016, accrued interest and penalties in the consolidated balance sheet on a gross basis were $56 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the second quarter of 2017 was 26.0 percent, compared to 29.6 percent in the second quarter of 2016, a decrease of 3.6 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 5.0 percentage points year-on-year included international taxes that were impacted by changes to the geographic mix of income before taxes and prior year cash optimization actions, tax benefits resulting from the held-for-sale status of certain legal entities, and other items. This decrease was partially offset by a 1.4 percentage points year-on-year increase to the Company’s effective tax rate, which reflects a lower year-on-year excess tax benefit related to employee share-based payments, and remeasurements of 3M’s uncertain tax positions.

The effective tax rate for the first six months of 2017 was 25.0 percent, compared to 28.2 percent in the first six months of 2016, a decrease of 3.2 percentage points. Primary factors that decreased the Company’s effective tax rate included international taxes that were impacted by changes to the geographic mix of income before taxes and prior year cash optimization actions, tax benefits resulting from the held-for-sale status of certain legal entities, remeasurements of 3M’s uncertain tax positions, an increase in excess tax benefits related to employee share-based payments, and other items.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of June 30, 2017 and December 31, 2016, the Company had valuation allowances of $57 million and $47 million on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	June 30,	December 31,
(Millions)	2017	2016

Corporate debt securities	$10	$10
Commercial paper	37	14
Certificates of deposit/time deposits	53	197
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	28	31
Credit card related	9	18
Other	—	7
Asset-backed securities total	37	56

Current marketable securities	$140	$280

U.S. municipal securities	$17	$17

Non-current marketable securities	$17	$17

Total marketable securities	$157	$297

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At June 30, 2017 and December 31, 2016, gross unrealized gains and/or losses (pre-tax) were not material. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at June 30, 2017 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2017

Due in one year or less	$104
Due after one year through five years	49
Due after five years through ten years	4
Total marketable securities	$157

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At June 30, 2017, all asset-backed security investments were in compliance with this policy. Approximately 76.8 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

In June 2017, 3M repaid $650 million aggregate principal amount of fixed rate medium-term notes.

NOTE 9.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2017 and 2016 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Net periodic benefit cost (benefit)
Service cost	$67	$65	$34	$34	$12	$14
Interest cost	142	144	37	43	20	19
Expected return on plan assets	(259)	(261)	(70)	(78)	(21)	(22)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	(6)	(6)	(3)	(4)	(13)	(14)
Amortization of net actuarial (gain) loss	97	88	30	23	14	15
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$41	$30	$28	$17	$12	$12

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Net periodic benefit cost (benefit)
Service cost	$134	$130	$67	$67	$25	$27
Interest cost	284	287	74	86	39	39
Expected return on plan assets	(518)	(521)	(139)	(156)	(42)	(45)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	(12)	(12)	(6)	(7)	(26)	(28)
Amortization of net actuarial (gain) loss	194	176	60	45	28	31
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$82	$60	$56	$34	$24	$24

For the six months ended June 30, 2017, contributions totaling $277 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2017, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

3M was informed in 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit in the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. In May 2017, the appellate court affirmed the lower court’s decision. The decision will reduce U.S. pension and postretirement plan assets by $73 million at the December 31, 2017 measurement date and will not have a material adverse effect on the consolidated financial position of the Company.

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 5. Additional information with respect to the fair value of derivative instruments is included in Note 11. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 10 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or is no longer probable of occurring. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued and terminated interest rate contracts can be found in Note 12 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

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

In the fourth quarter of 2016, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. In the first quarter of 2017, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. In the second quarter of 2017, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt.

As of June 30, 2017, the Company had a balance of $36 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $5 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of June 30, 2017, 3M expects to reclassify approximately $1 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the remainder of 2017, approximately $18 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2018, and approximately $17 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2018 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $16 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended June 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(72)	Cost of sales	$5	Cost of sales	$—
Interest rate swap contracts	(2)	Interest expense	—	Interest expense	—
Total	$(74)		$5		$—

Six months ended June 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(172)	Cost of sales	$23	Cost of sales	$—
Interest rate swap contracts	(3)	Interest expense	—	Interest expense	—
Total	$(175)		$23		$—

Three months ended June 30, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(11)	Cost of sales	$28	Cost of sales	$—
Interest rate swap contracts	(4)	Interest expense	—	Interest expense	—
Total	$(15)		$28		$—

Six months ended June 30, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(131)	Cost of sales	$81	Cost of sales	$—
Interest rate swap contracts	(5)	Interest expense	(1)	Interest expense	—
Total	$(136)		$80		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 12 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended June 30, 2017	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$1	Interest expense	$(1)
Total		$1		$(1)

Six months ended June 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(4)	Interest expense	$4
Total		$(4)		$4

Three months ended June 30, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$5	Interest expense	$(5)
Total		$5		$(5)

Six months ended June 30, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$34	Interest expense	$(34)
Total		$34		$(34)

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

At June 30, 2017, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 250 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2017 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended June 30, 2017	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(270)	N/A	$—
Foreign currency forward contracts	(7)	Cost of sales	3
Total	$(277)		$3

Six months ended June 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(391)	N/A	$—
Foreign currency forward contracts	(27)	Cost of sales	5
Total	$(418)		$5

Three months ended June 30, 2016	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$94	N/A	$—
Foreign currency forward contracts	16	Cost of sales	3
Total	$110		$3

Six months ended June 30, 2016	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(50)	N/A	$—
Foreign currency forward contracts	(27)	Cost of sales	1
Total	$(77)		$1

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

The Company revised amounts previously presented in the table below for the gain (loss) on derivatives recognized in income for the three and six months ended June 30, 2016 relative to foreign currency forward contracts. This immaterial correction increased the previously presented amount of the gain recognized in income in the disclosure table below by $40 million for the three months ended June 30, 2016 and decreased the previously presented amount of the gain recognized in income by $18 million for the six months ended June 30, 2016. This revision had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$6	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(138)	Interest expense	(96)
Total		$(132)		$(91)

	Three months ended June 30, 2016		Six months ended June 30, 2016
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)	Cost of sales	$(6)
Foreign currency forward contracts	Interest expense	89	Interest expense	24
Total		$88		$18

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

	Gross	Assets		Liabilities
June 30, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,208	Other current assets	$11	Other current liabilities	$42
Foreign currency forward/option contracts	1,488	Other assets	32	Other liabilities	27
Interest rate swap contracts	590	Other current assets	2	Other current liabilities	4
Interest rate swap contracts	1,753	Other assets	22	Other liabilities	2
Total derivatives designated as hedging instruments			$67		$75

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,914	Other current assets	$23	Other current liabilities	$118
Total derivatives not designated as hedging instruments			$23		$118

Total derivative instruments			$90		$193

	Gross	Assets		Liabilities
December 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,160	Other current assets	$107	Other current liabilities	$9
Foreign currency forward/option contracts	1,459	Other assets	86	Other liabilities	3
Interest rate swap contracts	1,953	Other assets	25	Other current liabilities	1
Total derivatives designated as hedging instruments			$218		$13

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,655	Other current assets	$41	Other current liabilities	$82
Total derivatives not designated as hedging instruments			$41		$82

Total derivative instruments			$259		$95

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2017, 3M has International Swaps and Derivatives Association (ISDA) agreements with 16 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 15 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$90	$35	$—	$55
Derivatives not subject to master netting agreements	—			—
Total	$90			$55

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$259	$39	$—	$220
Derivatives not subject to master netting agreements	—			—
Total	$259			$220

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$189	$35	$—	$154
Derivatives not subject to master netting agreements	4			4
Total	$193			$158

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$93	$39	$—	$54
Derivatives not subject to master netting agreements	2			2
Total	$95			$56

Currency Effects

3M estimates that year-on-year foreign currency transactions effects, including hedging impacts, decreased pre-tax income by approximately $28 million and $65 million for the three and six months ended June 30, 2017, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, available-for-sale investments (included as part of investments in the Consolidated Balance Sheet) and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and six months ended June 30, 2017 and 2016.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In both 2016 and 2014, 3M obtained municipal bonds from the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of June 30, 2017 and December 31, 2016. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by

Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	37	—	37	—
Certificates of deposit/time deposits	53	—	53	—
Asset-backed securities:
Automobile loan related	28	—	28	—
Credit card related	9	—	9	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	66	—	66	—
Interest rate swap contracts	24	—	24	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	187	—	187	—
Interest rate swap contracts	6	—	6	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	14	—	14	—
Certificates of deposit/time deposits	197	—	197	—
Asset-backed securities:
Automobile loan related	31	—	31	—
Credit card related	18	—	18	—
Other	7	—	7	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	234	—	234	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	94	—	94	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Beginning balance	$20	$18	$20	$12
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	—	6
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$20	$18	$20	$18

Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 11 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. During the six months ended June 30, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results. There were no material long-lived asset impairments for the three months ended June 30, 2017 and the three and six months ended June 30, 2016.

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

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$11,088	$11,567	$10,678	$11,168

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at June 30, 2017 and December 31, 2016 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 12.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 14 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as updated by the Company’s Current Report on Form 8-K dated May 4, 2017.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2017, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,310 individual claimants, compared to approximately 2,660 individual claimants with actions pending at December 31, 2016.

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

In the first six months of 2017, the Company made payments for legal fees and settlements of $34 million related to the respirator mask/asbestos litigation, $22 million of which occurred in the second quarter of 2017. As of June 30, 2017, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $561 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2017, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2017, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2017, the Company, through its Aearo subsidiary, had accruals of $18 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

In March 2012, Cabot CSC Corporation and Cabot Corporation filed a lawsuit against Aearo in the Superior Court of Suffolk County, Massachusetts seeking declaratory relief as to the scope of Cabot’s indemnity obligations under the July 11, 1995 agreement, including whether Cabot has retained liability for coal workers’ pneumoconiosis claims, and seeking damages for breach of contract. In 2014, the court granted Aearo’s motion for summary judgment on two claims, but declined to rule on two issues: the specific liability for certain known coal mine dust lawsuits; and Cabot’s claim for allocation of liability between injuries allegedly caused by exposure to coal mine dust and injuries allegedly caused by exposure to silica dust. Following additional discovery, the parties filed new motions for summary judgment. In February 2016, the court ruled in favor of Aearo on these two remaining issues, and ordered that Cabot, and not Aearo, is solely responsible for all liability for the coal mine dust lawsuits under the 1995 agreement. In May 2017, the Massachusetts Court of Appeals affirmed the trial court order in favor of Aearo.

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

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both PFOA and PFOS has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 ppt. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFCs, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through January 2017, the EPA reported results for 4,920 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS (unchanged from the July 2016 EPA summary). A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

In May 2017, the MDH issued new HBVs for PFOS and PFOA. The new HBVs are 35 ppt for PFOA and 27 ppt for PFOS. In connection with its announcement, the MDH stated that “Drinking water with PFOA and PFOS, even at the  levels above the updated values, does not represent an immediate health risk. These values are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.”

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

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFCs, including costs to construct alternative sources of drinking water. Trial is scheduled to begin in February 2018.

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

In January 2017, several hundred plaintiffs sued 3M, its subsidiary Dyneon, and Daikin American in Lawrence and Morgan Counties, Alabama. The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Authority). They assert common law claims for negligence, nuisance, trespass, wantonness, and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged into Bakers Creek and the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharges wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result the alleged discharges, the water supplied by the Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed a lawsuit in the Circuit Court of Cherokee County Alabama against 3M, DuPont, and various carpet and textile manufacturers. The complaint alleges that PFCs from the defendants’ facilities contaminated the town’s raw water source for drinking water and seeks unstated damages for the installation and operation of a filtration system, expenses to monitor PFC levels, lost profits and sales, and injunctive relief.

As of June 30, 2017, eight purported class actions have been filed against 3M and other defendants in federal or state courts - three in federal court in Colorado, four in federal court in Pennsylvania, and one in state court in New York. An individual complaint also has been filed in the federal court Pennsylvania. The complaints seek unstated damages and other remedies, such as medical monitoring, and allege that the plaintiffs suffered personal injury and property damage from drinking water supplies contaminated with certain PFCs used in Aqueous Film Forming Foam (AFFF) at current or former airports and air force military bases located in Colorado, Pennsylvania, and New York.

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

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking compensatory damages and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River, including the installation and maintenance of a water treatment system. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and bio solids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M’s complaint against the Metropolitan Council asks that if the court finds that the State is entitled to any of the damages it seeks, 3M be awarded contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also seeks declaratory relief under MERA. In May 2017, the Metropolitan Council paid 3M approximately $1 million and agreed to dismiss its claims against 3M. As part of the settlement agreement, 3M agreed to dismiss its claims against the Metropolitan Council.

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. Other activity in the case, which had been stayed pending the outcome of the disqualification issue, has resumed. Trial of the NRD Lawsuit is scheduled to begin in February 2018. In a separate but related action, the Company filed suit in the Ramsey County District Court against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit. In September 2016, the court granted 3M’s motion for leave to amend the complaint to plead punitive damages. In February 2017, Covington settled this lawsuit with a payment by Covington or its insurer to 3M that is not material to 3M’s results of operations or financial condition.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2017, the Company had recorded liabilities of $36 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2017, the Company had recorded liabilities of $28 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. During the first quarter of 2017, the Company collected from its insurer the outstanding receivable of $15 million related to “other environmental liabilities.”

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

Product Liability Litigation

One customer obtained an order in the French courts against 3M Purification SAS (a French subsidiary) in October 2011 appointing an expert to determine the amount of commercial loss and property damage allegedly caused by allegedly defective 3M filters used in the customer’s manufacturing process. An Austrian subsidiary of this same customer also filed a claim against 3M Austria GmbH (an Austrian subsidiary) and 3M Purification SAS in the Austrian courts in September 2012 seeking damages for the same issue. The Company reached an agreement in principle to settle those two cases and finalized the settlement during the second quarter of 2017. The amounts agreed to in each of these settlements were not material to the Company’s consolidated results of operations or financial condition.

As of June 30, 2017, the Company is a named defendant in lawsuits involving approximately 2,600 plaintiffs (compared to approximately 1,260 plaintiffs at December 31, 2016), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of June 30, 2017, there are two lawsuits pending that were brought by dentists and dental practices against 3M. The complaints allege 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs. One lawsuit, pending in the U.S. District Court for the District of Minnesota, is a class action that names 39 plaintiffs and seeks certification of a class of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The other lawsuit is an individual complaint against 3M in Madison County, Illinois.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 13.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan (LTIP), as discussed in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K), provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the LTIP Program are 30,069,336 as of June 30, 2017.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2017 and 2016.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Cost of sales	$9	$8	$32	$31
Selling, general and administrative expenses	43	34	141	130
Research, development and related expenses	7	7	33	32

Stock-based compensation expenses	$59	$49	$206	$193

Income tax benefits	$(74)	$(72)	$(222)	$(199)

Stock-based compensation expenses (benefits), net of tax	$(15)	$(23)	$(16)	$(6)

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	36,196,232	$112.07
Granted:
Annual	5,409,628	175.93
Exercised	(4,667,165)	89.38
Canceled	(122,880)	161.12
June 30	36,815,815	$124.16	75	$3,093
Options exercisable
June 30	26,069,052	$107.43	61	$2,627

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2017, there was $104 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $465 million and $469 million during the six months ended June 30, 2017 and 2016, respectively. Cash received from options exercised was $416 million and $534 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $158 million and $173 million for the six months ended June 30, 2017 and 2016, respectively.

For the primary 2017 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2017
Exercise price	$175.76
Risk-free interest rate	2.1%
Dividend yield	2.5%
Expected volatility	17.3%
Expected life (months)	78
Black-Scholes fair value	$23.51

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2017 annual grant date, the Company estimated the expected volatility based upon the average of the most recent one year volatility, the median of the term of the expected life rolling volatility, the median of the most recent term of the expected life volatility of 3M stock, and the implied volatility on the grant date. The expected life assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,185,046	$145.64
Granted
Annual	604,256	176.10
Other	1,547	184.98
Vested	(758,403)	126.75
Forfeited	(31,511)	157.36
As of June 30	2,000,935	$161.84

As of June 30, 2017, there was $112 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock units and restricted stock that vested during the six months ended June 30, 2017 and 2016 was $134 million and $136 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $44 million and $51 million for the six months ended June 30, 2017 and 2016, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	656,278	$142.98
Granted	187,480	189.81
Distributed	(312,173)	124.63
Performance change	65,216	173.25
Forfeited	(9,275)	168.09
As of June 30	587,526	$170.63

As of June 30, 2017, there was $42 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair values of performance shares that were distributed were $55 million and $54 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the six months ended June 30, 2017 and 2016.

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

The financial information presented herein reflects the impact of the preceding business segment reporting changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Net Sales
Industrial	$2,720	$2,654	$5,429	$5,253
Safety and Graphics	1,547	1,561	3,074	3,038
Health Care	1,440	1,414	2,863	2,805
Electronics and Energy	1,214	1,129	2,424	2,218
Consumer	1,137	1,130	2,179	2,180
Corporate and Unallocated	2	3	4	3
Elimination of Dual Credit	(250)	(229)	(478)	(426)
Total Company	$7,810	$7,662	$15,495	$15,071

Operating Income
Industrial	$523	$620	$1,148	$1,242
Safety and Graphics	852	421	1,251	780
Health Care	412	462	846	919
Electronics and Energy	301	217	526	412
Consumer	195	281	417	519
Corporate and Unallocated	(44)	(84)	(125)	(124)
Elimination of Dual Credit	(55)	(51)	(105)	(94)
Total Company	$2,184	$1,866	$3,958	$3,654

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Stockholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein), and in our report dated February 9, 2017, except with respect to our opinion on the consolidated financial statements insofar as it relates to the business segment reporting changes discussed in Notes 3 and 16 as to which the date is May 4, 2017, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 1, 2017

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

As described in 3M’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, and also in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K), effective in the first quarter of 2017, the Company changed its business segment reporting in its continued effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combination of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. Business segment information presented herein reflects the impact of these changes for all periods presented. Refer to Note 14 for additional detail. This quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated statements and notes included in its Current Report on Form 8-K dated May 4, 2017.

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

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three months and six months ended June 30, 2017 compared to 2016.

	Three months ended	Six months ended
(Earnings per diluted share)	June 30, 2017	June 30, 2017
Same period last year	$2.08	$4.13
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/other productivity	0.08	0.29
Foreign exchange impacts	(0.05)	(0.09)
Income tax rate	0.12	0.20
Shares of common stock outstanding/net interest	0.02	0.06
Divestiture gains, net of lost operating income	0.57	0.55
Incremental strategic investments	(0.24)	(0.40)
Current period	$2.58	$4.74

Earnings per diluted share increased 50 cents, or 24.0 percent and 61 cents, or 14.8 percent in the second quarter and first six months of 2017, respectively, when compared to the same periods last year. The second quarter of 2017 includes a net year-on-year benefit of $273 million, comprised of divestiture gains (net of lost operating income) of $451 million partially offset by $178 million of incremental strategic investments in accelerated growth programs, productivity and portfolio actions.

Operating income results include year-on-year incremental strategic investments that decreased pre-tax earnings by approximately $178 million and $314 million in the second quarter of 2017 and first six months of 2017, respectively. The second quarter impact was comprised of 3M’s investments in growth initiatives and optimization of its portfolio and supply chain footprint of $178 million. In addition to the second quarter strategic investments discussion above, the first quarter of 2017 included strategic investments of $136 million. Additional discussion on strategic investments is provided later within “Divestitures and Strategic Investments” and also within the “Results of Operations” section.

Divestiture lost operating income impacts, which are measured for the first twelve months post-transaction, related to the divestitures of Polyfoam and the remaining portion of the library system business (both in first quarter 2016), the divestitures of the  protective films business and cathode battery technology out-license business (both in fourth quarter 2016), and the divestitures of the identity management and tolling and automated license/number plate recognition businesses (both in the second quarter of 2017). In addition, 3M sold its prescription safety eyewear business (January 2017), sold and transferred control of its identify management business (May 2017), and sold its tolling and automated license/number plate recognition business (June 2017). On a combined basis, higher year-on-year divestiture gains, net of lost operating income in the second quarter of 2017 (largely related to the identity management business) increased earnings per share.

Organic growth, productivity and other include benefits from higher organic local-currency sales, lower raw material costs, and business transformation, which is having a positive impact on 3M’s productivity efforts. These benefits were partially offset by higher defined benefit pension expenses.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $44 million and $79 million year-on-year in the second quarter and first six months of 2017, respectively, excluding the impact of foreign currency changes on tax rates. This is equivalent to a year-on-year decrease of 5 cents and 9 cents per diluted share for the second quarter and first six months of 2017, respectively.

The effective income tax rate was 26.0 percent in the second quarter of 2017, a decrease of 3.6 percentage points versus last year’s second quarter, and 25.0 percent in the first six months of 2017, a decline of 3.2 percentage points versus last year’s first six months. The second quarter and first six months 2017 change in tax rate was driven by a number of factors as referenced in Note 6.

Lower shares outstanding, partially offset by higher interest expense, increased earnings per share. Weighted-average diluted shares outstanding in the second quarter and first six months of 2017 declined 1.3 percent and 1.4 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $494 million and $1.2 billion of its own stock in the second quarter and first six months of 2017, respectively. Higher net interest expense was largely due to higher U.S. average debt balances and higher interest rates.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months and six months ended June 30, 2017 and 2016. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and operating income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 14 for additional information on business segments, including Elimination of Dual Credit. Further discussion of the Company’s operating income results is in the section entitled “Operating Income” within the “Results of Operations” section.

	Three months ended June 30,
	2017		2016		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,720	$523	$2,654	$620	2.5%	(15.6)%
Safety and Graphics	1,547	852	1,561	421	(0.9)%	102.0%
Health Care	1,440	412	1,414	462	1.8%	(10.6)%
Electronics and Energy	1,214	301	1,129	217	7.5%	38.8%
Consumer	1,137	195	1,130	281	0.5%	(30.4)%
Corporate and Unallocated	2	(44)	3	(84)	—	—
Elimination of Dual Credit	(250)	(55)	(229)	(51)	—	—
Total Company	$7,810	$2,184	$7,662	$1,866	1.9%	17.1%

	Three months ended June 30, 2017
	Organic
Worldwide	local-			Total
Sales Change Analysis	currency			sales
By Business Segment	sales	Divestitures	Translation	change

Industrial	3.8%	(0.6)%	(0.7)%	2.5%
Safety and Graphics	3.2%	(3.4)%	(0.7)%	(0.9)%
Health Care	2.5%	—%	(0.7)%	1.8%
Electronics and Energy	8.4%	(0.4)%	(0.5)%	7.5%
Consumer	0.7%	—%	(0.2)%	0.5%
Total Company	3.5%	(1.0)%	(0.6)%	1.9%

Sales in U.S. dollars in the second quarter of 2017 increased 1.9 percent compared to the same period in 2016, with an increase in organic local-currency sales (which includes organic volume impacts plus selling price impacts) partially offset by divestiture and foreign currency translation impacts. Total company organic local-currency sales increased 3.5 percent, with growth in all business segments. Worldwide operating income margins for the second quarter of 2017 were 28.0 percent, compared to 24.4 percent for the second quarter of 2016, helped by a net benefit from divestiture gains, net of lost operating income, partially offset by incremental strategic investments.

Divestitures reduced second quarter sales growth by 1.0 percent. As part of its ongoing portfolio management process, 3M sold its protective films business and cathode battery technology out-license business (both in fourth quarter 2016). In addition, 3M sold its prescription safety eyewear business (January 2017), its identify management business (May 2017), and its tolling and automated license/number plate recognition business (June 2017). Refer to Note 2 in the Consolidated Financial Statements for additional detail.

	Six months ended June 30,
	2017		2016		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$5,429	$1,148	$5,253	$1,242	3.4%	(7.6)%
Safety and Graphics	3,074	1,251	3,038	780	1.2%	60.3%
Health Care	2,863	846	2,805	919	2.1%	(7.9)%
Electronics and Energy	2,424	526	2,218	412	9.3%	27.6%
Consumer	2,179	417	2,180	519	(0.1)%	(19.6)%
Corporate and Unallocated	4	(125)	3	(124)	—	—
Elimination of Dual Credit	(478)	(105)	(426)	(94)	—	—
Total Company	$15,495	$3,958	$15,071	$3,654	2.8%	8.3%

	Six months ended June 30, 2017
	Organic
Worldwide	local-			Total
Sales Change Analysis	currency			sales
By Business Segment	sales	Divestitures	Translation	change

Industrial	4.8%	(0.7)%	(0.7)%	3.4%
Safety and Graphics	4.0%	(2.1)%	(0.7)%	1.2%
Health Care	2.8%	—%	(0.7)%	2.1%
Electronics and Energy	10.0%	(0.3)%	(0.4)%	9.3%
Consumer	(0.3)%	—%	0.2%	(0.1)%
Total Company	4.0%	(0.7)%	(0.5)%	2.8%

Sales in U.S. dollars in the first six months of 2017 increased 2.8 percent, with an increase in organic local-currency sales partially offset by divestiture and foreign currency translation impacts. Total company organic local-currency sales increased 4.0 percent, with growth in all business segments except Consumer. All five of 3M’s business segments achieved operating income margins in excess of 19 percent. Worldwide operating income margins for the first six months of 2017 were 25.5 percent, compared to 24.2 percent for the first six months of 2016, helped by a net benefit from divestiture gains, net of lost operating income, partially offset by incremental strategic investments.

In the first quarter of 2016, 3M completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). These businesses were formerly part of the Company’s Safety and Graphics business and Industrial business, respectively. Additional acquisition and divestiture impacts that impacted six months ended June 30, 2017 results are provided in the preceding second quarter discussion.

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2017 with the same periods last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Additional discussion of geographic area impacts by business segment is provided in the Performance by Business Segment section.

	Three months ended June 30, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,127	$2,322	$1,605	$757	$(1)	$7,810
% of worldwide sales	40.0%	29.7%	20.6%	9.7%	—	100.0%
Components of net sales change:
Volume — organic	2.3%	10.7%	(2.0)%	3.5%	—	3.8%
Price	(0.4)	(0.7)	0.4	0.2	—	(0.3)
Organic local-currency sales	1.9	10.0	(1.6)	3.7	—	3.5
Divestitures	(1.4)	(0.4)	(0.8)	(1.3)	—	(1.0)
Translation	—	(1.3)	(1.2)	0.1	—	(0.6)
Total sales change	0.5%	8.3%	(3.6)%	2.5%	—	1.9%

Total sales change:
Industrial	3.2%	4.7%	(0.6)%	1.8%	—	2.5%
Safety and Graphics	(2.2)%	4.8%	(3.7)%	(1.4)%	—	(0.9)%
Health Care	3.4%	6.3%	(5.9)%	7.6%	—	1.8%
Electronics and Energy	(1.7)%	14.9%	(8.9)%	1.3%	—	7.5%
Consumer	(0.7)%	6.0%	(5.8)%	6.7%	—	0.5%

Organic local-currency sales change:
Industrial	4.3%	6.8%	0.8%	1.8%	—	3.8%
Safety and Graphics	1.9%	8.5%	0.6%	3.2%	—	3.2%
Health Care	3.4%	7.6%	(4.1)%	7.8%	—	2.5%
Electronics and Energy	0.1%	15.7%	(8.8)%	1.4%	—	8.4%
Consumer	(0.7)%	6.6%	(5.0)%	6.5%	—	0.7%

Additional information beyond what is included in the preceding table is as follows:

•

In Asia Pacific, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most market segments in consumer electronics. Total sales in China/Hong Kong grew 13 percent and Japan grew 4 percent. On an organic local-currency sales basis, China/Hong Kong grew 17 percent and Japan grew 8 percent.

•

In EMEA, Central/East Europe and Middle East/Africa total sales decreased 3 percent, as organic local-currency sales and divestiture impacts reduced sales growth by 2 percent each, partially offset by foreign currency translation impacts. West Europe total sales declined 4 percent, as both organic local-currency sales and foreign currency translation reduced sales growth by 2 percent each.

•

In Latin America/Canada, total sales increased 6 percent in Mexico, driven by organic local-currency sales growth of 8 percent. In Canada, total sales declined 1 percent, with organic local-currency sales growth of 3 percent offset by foreign currency translation and divestiture impacts. In Brazil total sales growth of 12 percent was driven by organic local-currency sales growth of 6 percent and foreign currency translation.

Selling prices decreased 0.3 percent. Strong volume growth in electronics had a negative impact on price, plus 3M had less price growth in Latin America, as currencies were more stable versus the U.S. dollar.

Foreign currency translation reduced year-on-year sales by 0.6 percent, with translation-related sales decreases in both Asia Pacific and EMEA. In Asia Pacific, the U.S. dollar was weaker compared to the second quarter of 2016 by 4 percent versus both the Japanese Yen and the Chinese Yuan. In EMEA, the U.S. dollar was weaker compared to the second quarter of 2016 by 9 percent versus the British Pound, while the Euro was flat.

	Six months ended June 30, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$6,068	$4,755	$3,182	$1,493	$(3)	$15,495
% of worldwide sales	39.2%	30.7%	20.5%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	1.9%	10.4%	0.6%	2.1%	—	4.1%
Price	(0.3)	(0.4)	0.4	1.0	—	(0.1)
Organic local-currency sales	1.6	10.0	1.0	3.1	—	4.0
Divestitures	(1.1)	(0.2)	(0.4)	(0.9)	—	(0.7)
Translation	—	(0.7)	(2.5)	2.1	—	(0.5)
Total sales change	0.5%	9.1%	(1.9)%	4.3%	—	2.8%

Total sales change:
Industrial	3.8%	6.0%	—%	2.8%	—	3.4%
Safety and Graphics	(0.3)%	5.0%	(0.4)%	1.5%	—	1.2%
Health Care	2.8%	6.6%	(4.9)%	10.2%	—	2.1%
Electronics and Energy	0.1%	16.1%	(4.1)%	1.8%	—	9.3%
Consumer	(2.6)%	7.4%	(4.9)%	7.6%	—	(0.1)%

Organic local-currency sales change:
Industrial	5.0%	7.3%	2.9%	1.1%	—	4.8%
Safety and Graphics	2.7%	7.1%	3.7%	2.7%	—	4.0%
Health Care	2.8%	7.3%	(1.7)%	7.7%	—	2.8%
Electronics and Energy	1.4%	16.6%	(3.0)%	0.6%	—	10.0%
Consumer	(2.6)%	6.7%	(2.8)%	4.5%	—	(0.3)%

Additional information beyond what is included in the preceding table is as follows:

•

In Asia Pacific, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most market segments in consumer electronics. Total sales in China/Hong Kong grew 11 percent and Japan grew 9 percent. On an organic local-currency sales basis, China/Hong Kong grew 15 percent and Japan grew 11 percent.

•

In EMEA, Central/East Europe and Middle East/Africa total sales and organic local-currency were flat. West Europe total sales declined 2 percent, as organic local-currency sales growth of 1 percent was more than offset by foreign currency translation.

•

In Latin America/Canada, total sales increased 2 percent in Mexico, as organic local-currency sales growth of 8 percent was partially offset by foreign currency translation and divestitures. In Canada, total sales grew 1 percent, helped by organic local-currency sales growth of 3 percent. In Brazil total sales growth of 16 percent was driven by foreign currency translation, while organic local-currency sales increased 2 percent.

Foreign currency translation reduced year-on-year sales by 0.5 percent, with the translation-related sales increase in Latin America/Canada more than offset by the decreases in EMEA and Asia Pacific.

Managing currency risks:

As discussed above, the stronger U.S. dollar had a negative impact on sales and earnings in both the second quarter and first six months of 2017 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $2.630 billion of operating cash flows in the first six months of 2017, an increase of $85 million when compared to the first six months of 2016. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2017, the Company purchased $1.2 billion of its own stock, compared to $2.1 billion of stock purchases in the first six months of 2016. As of June 30, 2017, approximately $6.0 billion remained available under the February 2016 authorization. The Company expects to purchase $2.0 billion to $3.5 billion of its own stock in 2017. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This marked the 59th consecutive year of dividend increases for 3M. In May 2017, 3M’s Board of Directors declared a second quarter 2017 dividend of $1.175 per share.

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

Year 2017 announced acquisitions (not closed as of June 30, 2017):

In March 2017, 3M announced that it entered into an agreement to acquire Scott Safety from Johnson Controls for $2.0 billion, subject to closing and other adjustments. This transaction is expected to close in the second half of 2017 and will be reflected within the Company’s Safety and Graphics business. Refer to Note 2 for additional details.

Year 2017 announced divestitures (not closed as of June 30, 2017):

In June 2017, 3M announced that it has entered into an agreement to sell its electronic monitoring business to an affiliate of Apax Partners, for $200 million, net of cash sold and subject to closing and other adjustments. This transaction is expected to close in the second half of 2017 and will be reported within the Company’s Safety and Graphics business. Refer to Note 2 for additional details.

Divestitures and Strategic Investments:

In both the second quarter and first six months of 2017, the Company continued to execute on accelerating investments in growth initiatives and footprint optimization. In addition, the Company divested certain businesses as it continued to focus its portfolio on opportunities that create greater value for its shareholders. As shown below, these divestitures and strategic investments led to a net year-on-year benefit of approximately $0.33 per diluted share and $0.15 per diluted share, respectively, for the three and six months ended June 30, 2017.

	Three months ended June 30, 2017		Six months ended June 30, 2017
Divestiture impacts and strategic investments net benefit/(cost) (in millions, except per share amounts)	Pre-tax impact	Impact per diluted share after-tax	Pre-tax impact	Impact per diluted share after-tax
Divestiture impacts:
2017 divestiture gains	$461		$490
Less: prior year divestiture gains	—		(40)
Year-on-year lost operating income from divested businesses	(10)		(12)
Year-on-year divestiture impacts, net of lost operating income	$451	$0.57	$438	$0.55
Strategic investments:
2017 portfolio and footprint optimization activities:
Restructuring actions and exit activities	$(99)		$(123)
Asset charges and accelerated depreciation	(36)		(116)
Other costs	(15)		(15)
Less: prior year portfolio and footprint optimization activities	11		15
Year-on-year portfolio and footprint optimization	(139)	$(0.20)	(239)	$(0.30)
Incremental year-on-year growth initiatives	(39)		(75)
Total incremental strategic investments	$(178)	$(0.24)	$(314)	$(0.40)
Year-on-year divestiture impacts and strategic investments net benefit/(cost)	$273	$0.33	$124	$0.15

The total pre-tax year-on-year divestiture impacts, net of strategic investments from the table above, are further detailed below by business group:

	Three months ended	Six months ended
(Millions)	June 30, 2017	June 30, 2017
Industrial	$(60)	$(102)
Safety and Graphics	439	455
Health Care	(27)	(45)
Electronics and Energy	(5)	(73)
Consumer	(56)	(75)
Corporate and Unallocated	(18)	(36)
Total pretax divestiture gains, net of strategic investments	$273	$124

During the second half of 2017, the Company will recognize additional portfolio and footprint optimization charges related to accelerated depreciation from earlier 2017 actions. In addition, the Company also anticipates additional incremental strategic investments, largely footprint related, during the same period. These actions combined are expected to have a $0.20 to $0.25 per diluted share impact during the second half of 2017.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding sections entitled “Sales and operating income by business segment” and “Sales and operating income by geographic area” for discussion of sales change.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2017	2016	Change	2017	2016	Change
Cost of sales	51.2%	49.5%	1.7%	50.9%	49.6%	1.3%
Selling, general and administrative expenses	20.6	20.4	0.2	20.7	20.6	0.1
Research, development and related expenses	6.1	5.7	0.4	6.1	5.9	0.2
Gain on sale of businesses	(5.9)	—	(5.9)	(3.2)	(0.3)	(2.9)
Operating income	28.0%	24.4%	3.6%	25.5%	24.2%	1.3%

3M expects global defined benefit pension and postretirement expense in 2017 (before settlements, curtailments, special termination benefits and other) to increase by approximately $74 million pre-tax when compared to 2016,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to 3M’s Current Report on Form 8-K dated May 4, 2017 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors that will impact pension and postretirement expenses in 2017. The year-on-year increase in defined benefit pension and postretirement expense for the second quarter and first six months of 2017 was $22 million and $44 million, respectively.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

In both the first and second quarters of 2017, strategic investments in growth initiatives, portfolio actions and footprint optimization, in addition to gains on divestitures, impacted 3M’s operating expenses. The table below reflects actual amounts within the period and does not include any year-on-year impacts.

	Three months ended	Six months ended
(Millions)	June 30, 2017	June 30, 2017
Cost of sales	$119	$202
Selling, general and administrative expenses	70	128
Research, development and related charges	8	9
Gain on sale of businesses	(461)	(490)
Total	$(264)	$(151)

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of sales, increased in the second quarter due to charges related to 3M’s optimization of its portfolio and supply chain footprint, foreign currency effects (net of hedge gains), higher defined benefit pension  expense, and decreases in selling prices of 0.3 percent. This was partially offset by raw material cost deflation, which was favorable by approximately 1 percent year-on-year.

Cost of sales, measured as a percent of sales, increased in the first six months of 2017 due to incremental strategic investments in productivity and portfolio actions, foreign currency effects (net of hedge gains), and higher defined benefit pension expense, in addition to the optimization charges in the second quarter of 2017 as described earlier. This was partially offset by raw material cost deflation, which was favorable by approximately 1.5 percent year-on-year. Selling prices decreased net sales year-on-year by 0.1 percent in the first six months of 2017.

Selling, General and Administrative Expenses:

SG&A in dollars increased 3.0 percent and 3.7 percent in the second quarter and first six months of 2017, respectively, when compared to the same period last year, impacted by incremental strategic investments, optimization charges, and higher defined benefit pension expense.

Research, Development and Related Expenses:

R&D in dollars increased $36 million and $57 million in the second quarter and first six months of 2017, respectively, compared to the same period last year. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Gain on Sale of Businesses:

In January 2017, 3M completed the sale of assets related to its safety prescription eyewear business to HOYA Vision Care. 3M received proceeds of $53 million for this transaction and recognized, net of assets sold, transaction and other costs, a pre-tax gain of $29 million, which was reported within the Company’s Safety and Graphics business.

In May 2017, 3M completed the sale of its identity management business to Gemalto N.V. In June 2017, 3M completed the sale of its tolling and automated license/number plate recognition business to Neology, Inc. 3M received proceeds of $833 million, or $809 million net of cash sold, and reflected a pre-tax gain of $461 million as a result of these two divestitures in the second quarter of 2017, which was reported within the Company’s Safety and Graphics business. For more details, refer to Note 2.

In the first quarter of 2016, 3M completed the sale of the remainder of the assets of 3M’s library systems business to One Equity Partners Capital Advisors L.P. (OEP). Also in the first quarter of 2016, 3M completed the sale of its pressurized polyurethane foam adhesives business (formerly known as Polyfoam) to Innovative Chemical Products Group, a portfolio company of Audax Private Equity. 3M received proceeds of $56 million for these transactions and recognized a pre-tax gain of $40 million as a result of these two divestitures in the first quarter of 2016. These businesses were formerly part of the Company’s Safety and Graphics business and Industrial business, respectively. Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months and six months ended June 30, 2017 versus the same periods last year.

	Three months ended	Six months ended
(Percent of net sales)	June 30, 2017	June 30, 2017
Same period last year	24.4%	24.2%
Increase/(decrease) in operating income margin, due to:
Organic volume/other productivity	0.6	0.9
Selling price and raw material impact	0.1	0.3
Foreign exchange impacts	(0.5)	(0.4)
Pension and postretirement benefit costs	(0.3)	(0.3)
Incremental strategic investments	(2.3)	(2.0)
Divestiture gains, net of lost operating income	6.0	2.8
Current period	28.0%	25.5%

Operating income margins increased 3.6 percentage points in the second quarter of 2017 and increased 1.3 percentage points in the first six months of 2017 when compared to the same periods last year. Items that reduced operating income margins included year-on-year incremental strategic investments in growth, productivity and portfolio actions and charges related to 3M’s optimization of its portfolio and supply chain footprint. Additional items that reduced operating margins included foreign currency effects (net of hedge gains), and higher year-on-year defined benefit pension expense. 3M benefited from year-on-year divestiture gains, net of lost operating income (refer to Note 2), higher organic local-currency sales growth and productivity. 3M also benefited from lower raw material costs.

Interest Expense and Income:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Interest expense	$54	$38	$99	$85
Interest income	(12)	(7)	(20)	(12)
Total	$42	$31	$79	$73

Interest expense was higher in the second quarter and first six months of 2017 compared to the same periods last year, largely due to higher U.S. average debt balances and higher interest rates.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2017	2016	2017	2016
Effective tax rate	26.0%	29.6%	25.0%	28.2%

The effective tax rate for the second quarter of 2017 was 26.0 percent, compared to 29.6 percent in the second quarter of 2016, a decrease of 3.6 percentage points. The effective tax rate for the first six months of 2017 was 25.0 percent, compared to 28.2 percent in the first six months of 2016, a decrease of 3.2 percentage points. The changes in the rates between years are impacted by many factors, as described further in Note 6.

The Company currently anticipates its 2017 full-year tax rate will be 26.0 to 27.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as geographic mix of income before taxes and foreign currency effects.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2017	2016	2017	2016
Net income attributable to noncontrolling interest	$2	$2	$5	$5

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $44 million and $79 million for the three and six months ended June 30, 2017, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by $28 million and $65 million for the three and six months ended June 30, 2017, respectively.

Significant Accounting Policies and Critical Accounting Estimates:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements. In addition, refer to the Critical Accounting Estimates section within the MD&A of 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 14. Effective in the first quarter of 2017, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes:

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

Corporate and Unallocated operating expenses decreased by $40 million and increased by $1 million in the second quarter and first six months of 2017, respectively, when compared to the same period last year. The second quarter of 2016 included an unfavorable 2016 arbitration ruling, which benefited year-on-year comparisons. In both the first and second quarters of 2017, a portion of the severance actions were reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated increased by $9 million and $19 million, respectively, in the second quarter and first six months of 2017 when compared to the same periods last year.

Operating Business Segments:

Information related to 3M’s business segments for the second quarter and first six months of 2017 and 2016 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales (millions)	$2,720	$2,654	$5,429	$5,253
Sales change analysis:
Organic local-currency	3.8%	(1.3)%	4.8%	(1.6)%
Acquisitions	—	2.8	—	2.4
Divestitures	(0.6)	(0.2)	(0.7)	(0.2)
Translation	(0.7)	(1.3)	(0.7)	(2.1)
Total sales change	2.5%	—%	3.4%	(1.5)%

Operating income (millions)	$523	$620	$1,148	$1,242
Percent change	(15.6)%	1.2%	(7.6)%	2.4%
Percent of sales	19.2%	23.4%	21.2%	23.7%

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

Second Quarter 2017 results:

Sales in Industrial totaled $2.7 billion, up 2.5 percent in U.S. dollars. Organic local-currency sales increased 3.8 percent, divestitures reduced sales by 0.6 percent, and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•	Sales growth was led by advanced materials, automotive and aerospace solutions, and industrial adhesives and tapes, while separations and purification sciences declined.
•	Abrasives and automotive aftermarket also showed positive growth.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•

Acquisition sales growth in 2016 related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

Operating income:

•

Operating income margins decreased 4.2 percentage points, as incremental strategic investments decreased margins by 2.3 percentage points. In addition, foreign currency impacts, sales mix, and select pricing actions to drive volume growth all decreased margins.

First Six Months 2017 results:

Sales in Industrial totaled $5.4 billion, up 3.4 percent in U.S. dollars. Organic local-currency sales increased 4.8 percent, divestitures reduced sales by 0.7 percent, and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•

Sales growth was led by advanced materials, automotive and aerospace solutions, industrial adhesives and tapes, abrasives, and automotive aftermarket, while separations and purification sciences was flat.

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

Operating income:

•

Operating income margins decreased 2.5 percentage points, as divestiture gains related to the first quarter 2016 sale of the Polyfoam business resulted in a net year-on-year operating income margin reduction of 0.6 percentage points. In addition, incremental strategic investments decreased first six months margins by 1.3 percentage points.

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales (millions)	$1,547	$1,561	$3,074	$3,038
Sales change analysis:
Organic local-currency	3.2%	2.4%	4.0%	2.5%
Acquisitions	—	6.6	—	6.6
Divestitures	(3.4)	(2.2)	(2.1)	(2.2)
Translation	(0.7)	(2.2)	(0.7)	(3.1)
Total sales change	(0.9)%	4.6%	1.2%	3.8%

Operating income (millions)	$852	$421	$1,251	$780
Percent change	102.0%	13.2%	60.3%	8.3%
Percent of sales	55.1%	27.0%	40.7%	25.7%

The Safety and Graphics segment serves a broad range of markets that increase the safety, security and productivity of people, facilities and systems. Major product offerings include personal protection products, such as respiratory, hearing, eye and fall protection equipment; traffic safety solutions, such as retroreflective sign sheeting; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; and roofing granules for asphalt shingles.

Second Quarter 2017 results:

Sales in Safety and Graphics totaled $1.5 billion, down 0.9 percent in U.S. dollars. Organic local-currency sales increased 3.2 percent, divestitures reduced sales by 3.4 percent, and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•	Sales growth was led by personal safety, as 3M experienced strong demand around the world, with particular strength in Asia Pacific and the U.S.
•	Sales in commercial solutions were flat.
•

The transportation safety business declined, as 3M continues to take actions to improve the portfolio. In the second quarter of 2017, 3M finalized the sale of its identity management and tolling and automated license/number plate recognition businesses, and announced the exit of its electronic monitoring business.

•	Sales in roofing granules declined, primarily due to tough year-on-year comparisons.

Acquisitions and divestitures:

•	Acquisition sales growth in 2016 reflected the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In January 2017, 3M sold its safety prescription eyewear business.
•

In May 2017, 3M closed on the sale and transfer of control of its identity management business. In June 2017, 3M completed the sale of its tolling and automated license/number plate recognition business. 3M recorded a pre-tax gain of approximately $461 million as a result of these two divestitures.

Operating income:

•

Operating income margins increased 28.1 percentage points, as divestiture gains year-on-year were partially offset by acquisition charges and incremental strategic investments, which combined resulted in a net operating income margin benefit of 28.0 percentage points.

Six Months 2017 results:

Sales in Safety and Graphics totaled $3.1 billion, up 1.2 percent in U.S. dollars. Organic local-currency sales increased 4.0 percent, divestitures reduced sales by 2.1 percent, and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•	Sales growth was led by personal safety and roofing granules, as both transportation safety and commercial solutions were flat.

Acquisitions and divestitures:

•	In January 2017, 3M sold its safety prescription eyewear business.
•	Acquisition sales growth in 2016 reflected the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In the first quarter of 2016, 3M divested the remainder of the library systems business.

Operating income:

•

Operating income margins increased 15.0 percentage points, largely driven by year-on-year divestiture gains that were partially offset by acquisition charges and incremental strategic investments, which resulted in a net operating income margin benefit of 14.9 percentage points.

In March 2017, 3M announced that it entered into an agreement to acquire Scott Safety from Johnson Controls for $2.0 billion, subject to closing and other adjustments. This transaction is expected to close in the second half of 2017 and will be reflected within the Company’s Safety and Graphics business. Refer to Note 2 for additional details.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales (millions)	$1,440	$1,414	$2,863	$2,805
Sales change analysis:
Organic local-currency	2.5%	5.0%	2.8%	5.6%
Acquisitions	—	—	—	0.4
Translation	(0.7)	(1.8)	(0.7)	(2.4)
Total sales change	1.8%	3.2%	2.1%	3.6%

Operating income (millions)	$412	$462	$846	$919
Percent change	(10.6)%	4.5%	(7.9)%	7.9%
Percent of sales	28.6%	32.6%	29.5%	32.8%

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

Second Quarter 2017 results:

Sales in Health Care totaled $1.4 billion, up 1.8 percent in U.S. dollars. Organic local-currency sales increased 2.5 percent and foreign currency translation reduced sales by 0.7 percent.

On an organic local-currency sales basis:

•	Sales increased in drug delivery systems, food safety, and medical consumables (which is comprised of the critical and chronic care and infection prevention businesses).
•	Sales were flat in both health information systems and oral care.
•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong and Latin America.

Operating income:

•

Operating income margins decreased 4.0 percentage points year-on-year, as incremental strategic investments, primarily related to accelerating future growth opportunities, reduced margins by 2.0 percentage points.

First Six Months 2017 results:

Sales in Health Care totaled $2.9 billion, up 2.1 percent in U.S. dollars. Organic local-currency sales increased 2.8 percent and foreign currency translation reduced sales by 0.7 percent.

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

Operating income:

•	Operating income margins decreased year-on-year, as incremental strategic investments, primarily related to accelerating future growth opportunities, reduced margins by 1.6 percentage points.

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales (millions)	$1,214	$1,129	$2,424	$2,218
Sales change analysis:
Organic local-currency	8.4%	(9.7)%	10.0%	(11.1)%
Divestitures	(0.4)	—	(0.3)	—
Translation	(0.5)	(0.8)	(0.4)	(1.3)
Total sales change	7.5%	(10.5)%	9.3%	(12.4)%

Operating income (millions)	$301	$217	$526	$412
Percent change	38.8%	(20.0)%	27.6%	(23.9)%
Percent of sales	24.8%	19.2%	21.7%	18.6%

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

Second Quarter 2017 results:

Sales in Electronics and Energy totaled $1.2 billion, up 7.5 percent in U.S. dollars. Organic local-currency sales increased 8.4 percent, divestitures reduced sales by 0.4 percent, and foreign currency translation reduced sales by 0.5 percent.

Total sales within the electronics-related businesses were up 14 percent, while energy-related businesses sales declined 4 percent. Total sales increased 15 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 15 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased inclusion in OEM platforms in addition to strengthened demand in consumer electronics.

•	Sales declined 3 percent in 3M’s energy-related businesses, as sales were flat in electrical markets and declined in telecommunications.
•	Sales increased 16 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million.

Operating income:

•	Operating income margins increased 5.6 percentage points, driven by underlying productivity gains related to significant organic local-currency sales growth.

First Six Months 2017 results:

Sales in Electronics and Energy totaled $2.4 billion, up 9.3 percent in U.S. dollars. Organic local-currency sales increased 10.0 percent, divestitures reduced sales by 0.3 percent, and foreign currency translation reduced sales by 0.4 percent.

Total sales within the electronics-related businesses were up 16 percent while energy-related businesses declined 2 percent. Total sales increased 16 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 17 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased inclusion in OEM platforms in addition to strengthened demand in consumer electronics.

•	Sales declined 1 percent in 3M’s energy-related businesses, as sales growth in electrical markets was more than offset by declines in telecommunications.
•	Sales increased 17 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million.

Operating income:

•

Operating income margins increased 3.1 percentage points, as benefits from higher organic volume were partially offset by first half 2017 footprint and portfolio actions. These actions resulted in a year-on-year operating income margin reduction of 3.0 percentage points.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales (millions)	$1,137	$1,130	$2,179	$2,180
Sales change analysis:
Organic local-currency	0.7%	2.5%	(0.3)%	2.6%
Translation	(0.2)	(1.0)	0.2	(1.8)
Total sales change	0.5%	1.5%	(0.1)%	0.8%

Operating income (millions)	$195	$281	$417	$519
Percent change	(30.4)%	8.6%	(19.6)%	3.9%
Percent of sales	17.2%	24.9%	19.2%	23.8%

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

Second Quarter 2017 results:

Sales in Consumer totaled $1.1 billion, up 0.5 percent in U.S. dollars. Organic local-currency sales increased 0.7 percent, while foreign currency translation decreased sales by 0.2 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, home care, and consumer health care.
•	The stationery and office supplies business declined due to continued channel inventory adjustments, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined year-on-year, in part due to incremental strategic investments, which reduced margins by 5.0 percentage points.

First Six Months 2017 results:

Sales in Consumer totaled $2.2 billion, down 0.1 percent in U.S. dollars. Organic local-currency sales declined 0.3 percent, while foreign currency translation increased sales by 0.2 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, home care, and consumer health care.
•	The stationery and office supplies business declined due to channel inventory adjustments, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined year-on-year, in part due to incremental strategic investments, which reduced margins by 3.5 percentage points.

FINANCIAL CONDITION AND LIQUIDITY

3M continues its transition to a better-optimized capital structure and is adding leverage at a measured pace. The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, enable the Company to implement this strategy. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders and share repurchases, as well as funding U.S. acquisitions and other items as needed. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. However, if these international funds are needed for operations in the U.S., 3M would be required to accrue and pay U.S. taxes to repatriate them. See Note 8 in 3M’s Current Report on Form 8-K dated May 4, 2017, for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At June 30, 2017, there was approximately $50 million in commercial paper issued and outstanding.

Total Debt:

The Company’s total debt was approximately $11.3 billion and $11.7 billion at  June 30, 2017 and December 31, 2016, respectively. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F). In June 2017, 3M repaid $650 million aggregate principal amount of fixed rate medium-term notes. As of June 30, 2017, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above, is approximately $11.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) .

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

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at June 30, 2017. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2017, this ratio was approximately 43 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $291 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at June 30, 2017. These lines of credit are utilized in connection with normal business activities.

Cash, Cash Equivalents and Marketable Securities:

At June 30, 2017, 3M had $2.8 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and approximately $130 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2016, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $2.35 billion and $350 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2017, and December 31, 2016.

	June 30,	December 31,
(Millions)	2017	2016

Total debt	$11,301	$11,650
Less: Cash and cash equivalents and marketable securities	2,811	2,695
Net debt (non-GAAP measure)	$8,490	$8,955

In the first six months of 2017, net debt decreased by $465 million to a net debt balance of $8.5 billion, impacted by the June 2017 repayment of $650 million aggregate principal amount of medium-term notes.

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

Working Capital (non-GAAP measure):

(Millions)	June 30, 2017	December 31, 2016	Change
Current assets	$12,641	$11,726	$915
Less: Current liabilities	(5,697)	(6,219)	522
Working capital (non-GAAP measure)	$6,944	$5,507	$1,437

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The Company defines working capital as current assets minus current liabilities. Working capital increased $1.437 billion compared to December 31, 2016. Current asset balance changes increased working capital by $915 million, driven by increases in accounts receivable, and inventories (discussed further below), plus increases in cash. Current liability balance changes increased working capital by $522 million, largely due to decreases in short-term debt, partially offset by increases in accrued income taxes. 3M believes working capital is meaningful to investors as a measure of operational efficiency and short-term financial health.

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

Accounts receivable turns (non-GAAP measure)
(Millions, except turns)	June 30, 2017	December 31, 2016
Quarterly net sales	$7,810	$7,329
Ending accounts receivable - net	$4,919	$4,392
Accounts receivable turns	6.35	6.67

Inventory turns (non-GAAP measure)
(Millions, except turns)	June 30, 2017	December 31, 2016
Quarterly cost of sales	$4,007	$3,716
Less: Freight and engineering	$166	$160
Manufacturing cost	$3,841	$3,556
Ending inventory	$3,838	$3,385
Inventory turns	4.00	4.20

Concerning accounts receivable, higher June 2017 sales compared to December 2016 sales contributed to the accounts receivable increase. On a seasonal basis, both accounts receivable and inventory turns are usually higher at year-end, driven by typically lower year-end accounts receivable and inventory balances.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2017	2016

Net income including noncontrolling interest	$2,911	$2,571
Depreciation and amortization	818	722
Company pension contributions	(277)	(95)
Company postretirement contributions	(2)	(2)
Company pension expense	138	94
Company postretirement expense	24	24
Stock-based compensation expense	206	193
Gain on sale of businesses	(490)	(40)
Income taxes (deferred and accrued income taxes)	137	(236)
Accounts receivable	(412)	(419)
Inventories	(347)	(42)
Accounts payable	(60)	(57)
Other — net	(16)	(168)
Net cash provided by operating activities	$2,630	$2,545

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2017, cash flows provided by operating activities increased $85 million compared to the same period last year, with this increase primarily due to lower cash taxes, partially offset by the timing of pension contributions. For total year 2017, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans, similar to the $383 million contributed for total year 2016. Additional factors that decreased operating cash flows were increases in accounts receivable and inventories. The combination of accounts receivable, inventories and accounts payable increased working capital by $819 million in the first six months of 2017, compared to the working capital increases of $518 million in the first six months of 2016. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2017	2016

Purchases of property, plant and equipment (PP&E)	$(589)	$(637)
Proceeds from sale of PP&E and other assets	13	18
Acquisitions, net of cash acquired	—	(4)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	136	(61)
Proceeds from sale of businesses, net of cash sold	862	56
Other — net	5	(2)
Net cash provided by (used in) investing activities	$427	$(630)

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

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first six months of 2017 relate to the divestiture of the assets of the prescription safety eyewear, identity management, and tolling and automated license/number plate recognition businesses within the Safety and Graphics business segment.

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

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2017	2016

Change in short-term debt — net	$(113)	$(337)
Repayment of debt (maturities greater than 90 days)	(650)	—
Proceeds from debt (maturities greater than 90 days)	—	1,112
Total cash change in debt	$(763)	$775
Purchases of treasury stock	(1,184)	(2,055)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	496	612
Dividends paid to shareholders	(1,403)	(1,344)
Other — net	(2)	(16)
Net cash used in financing activities	$(2,856)	$(2,028)

Total debt was approximately $11.3 billion at June 30, 2017 and $11.7 billion at year-end 2016, with the decrease driven by repayment of $650 million aggregate principal amount of fixed rate medium-term notes.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. The Company expects full-year 2017 gross share repurchases will be in the range of $2.0 billion to $3.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This is equivalent to an annual dividend of $4.70 per share and marked the 59th consecutive year of dividend increases for 3M. In May 2017, 3M’s Board of Directors declared a second-quarter 2017 dividend of $1.175 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow for the six months ended June 30, 2017 and 2016.

	Six months ended
	June 30,
(Millions)	2017	2016

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$2,630	$2,545
Net cash provided by (used in) investing activities	427	(630)
Net cash used in financing activities	(2,856)	(2,028)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$2,630	$2,545
Purchases of property, plant and equipment (PP&E)	(589)	(637)
Free cash flow	$2,041	$1,908
Net income attributable to 3M	$2,906	$2,566
Free cash flow conversion	70%	74%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2017. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2017	1,245,580	$177.61	1,245,347	$6,835
February 1-28, 2017	1,038,362	$182.41	1,037,719	$6,645
March 1-31, 2017	1,168,893	$190.75	1,168,893	$6,422
Total January 1-March 31, 2017	3,452,835	$183.50	3,451,959	$6,422
April 1-30, 2017	934,900	$191.64	933,463	$6,244
May 1-31, 2017	1,017,290	$197.80	1,017,000	$6,042
June 1-30, 2017	396,770	$208.83	396,770	$5,960
Total April 1-June 30, 2017	2,348,960	$197.21	2,347,233	$5,960
Total January 1-June 30, 2017	5,801,795	$189.05	5,799,192	$5,960

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5.  Other Information. — No matters require disclosure.

Item 6.  Exhibits.

(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: August 1, 2017

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)