Form 10-Q
period 2017-09-30
3M CO
filed 2017-10-31
CIK 66740

ou

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Stock, $0.01 par value per share	595,608,108 shares

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended September 30, 2017

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2017	2016	2017	2016
Net sales	$8,172	$7,709	$23,667	$22,780
Operating expenses
Cost of sales	4,045	3,847	11,921	11,324
Selling, general and administrative expenses	1,623	1,531	4,830	4,624
Research, development and related expenses	463	427	1,407	1,314
Gain on sale of businesses	—	—	(490)	(40)
Total operating expenses	6,131	5,805	17,668	17,222
Operating income	2,041	1,904	5,999	5,558

Interest expense and income
Interest expense	57	50	156	135
Interest income	(13)	(8)	(33)	(20)
Total interest expense — net	44	42	123	115

Income before income taxes	1,997	1,862	5,876	5,443
Provision for income taxes	564	531	1,532	1,541
Net income including noncontrolling interest	$1,433	$1,331	$4,344	$3,902

Less: Net income attributable to noncontrolling interest	4	2	9	7

Net income attributable to 3M	$1,429	$1,329	$4,335	$3,895

Weighted average 3M common shares outstanding — basic	597.6	604.4	597.9	606.2
Earnings per share attributable to 3M common shareholders — basic	$2.39	$2.20	$7.25	$6.43

Weighted average 3M common shares outstanding — diluted	612.7	618.8	612.5	620.3
Earnings per share attributable to 3M common shareholders — diluted	$2.33	$2.15	$7.08	$6.28

Cash dividends paid per 3M common share	$1.175	$1.11	$3.525	$3.33

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Net income including noncontrolling interest	$1,433	$1,331	$4,344	$3,902
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	44	17	269	192
Defined benefit pension and postretirement plans adjustment	80	67	241	203
Cash flow hedging instruments, unrealized gain (loss)	(49)	(45)	(176)	(182)
Total other comprehensive income (loss), net of tax	75	39	334	213
Comprehensive income (loss) including noncontrolling interest	1,508	1,370	4,678	4,115
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(3)	(11)	(7)
Comprehensive income (loss) attributable to 3M	$1,505	$1,367	$4,667	$4,108

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2017	2016
Assets
Current assets
Cash and cash equivalents	$2,831	$2,398
Marketable securities — current	586	280
Accounts receivable — net	5,156	4,392
Inventories
Finished goods	1,962	1,629
Work in process	1,164	1,039
Raw materials and supplies	849	717
Total inventories	3,975	3,385
Other current assets	1,108	1,271
Total current assets	13,656	11,726
Marketable securities — non-current	17	17
Investments	139	128
Property, plant and equipment	24,659	23,499
Less: Accumulated depreciation	(16,001)	(14,983)
Property, plant and equipment — net	8,658	8,516
Goodwill	9,221	9,166
Intangible assets — net	2,175	2,320
Prepaid pension benefits	105	52
Other assets	1,266	981
Total assets	$35,237	$32,906
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$835	$972
Accounts payable	1,824	1,798
Accrued payroll	856	678
Accrued income taxes	374	299
Other current liabilities	2,709	2,472
Total current liabilities	6,598	6,219

Long-term debt	10,828	10,678
Pension and postretirement benefits	3,748	4,018
Other liabilities	1,861	1,648
Total liabilities	$23,035	$22,563
Commitments and contingencies (Note 12)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value, 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,302	5,061
Retained earnings	39,454	37,907
Treasury stock, at cost: 348,424,948 shares at September 30, 2017; 347,306,778 shares at December 31, 2016	(25,706)	(25,434)
Accumulated other comprehensive income (loss)	(6,913)	(7,245)
Total 3M Company shareholders’ equity	12,146	10,298
Noncontrolling interest	56	45
Total equity	$12,202	$10,343
Total liabilities and equity	$35,237	$32,906

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2017	2016
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,344	$3,902
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,195	1,090
Company pension and postretirement contributions	(314)	(323)
Company pension and postretirement expense	244	180
Stock-based compensation expense	266	244
Gain on sale of businesses	(490)	(40)
Deferred income taxes	(105)	(100)
Changes in assets and liabilities
Accounts receivable	(595)	(469)
Inventories	(436)	(15)
Accounts payable	(25)	(107)
Accrued income taxes (current and long-term)	249	155
Other — net	47	(64)
Net cash provided by operating activities	4,380	4,453

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(914)	(984)
Proceeds from sale of PP&E and other assets	18	18
Acquisitions, net of cash acquired	(12)	(17)
Purchases of marketable securities and investments	(1,055)	(1,036)
Proceeds from maturities and sale of marketable securities and investments	745	794
Proceeds from sale of businesses, net of cash sold	862	56
Other — net	2	(4)
Net cash used in investing activities	(354)	(1,173)

Cash Flows from Financing Activities
Change in short-term debt — net	60	(498)
Repayment of debt (maturities greater than 90 days)	(650)	(992)
Proceeds from debt (maturities greater than 90 days)	—	2,832
Purchases of treasury stock	(1,564)	(2,829)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	582	741
Dividends paid to shareholders	(2,104)	(2,014)
Other — net	(23)	(20)
Net cash used in financing activities	(3,699)	(2,780)

Effect of exchange rate changes on cash and cash equivalents	106	10

Net increase (decrease) in cash and cash equivalents	433	510
Cash and cash equivalents at beginning of year	2,398	1,798
Cash and cash equivalents at end of period	$2,831	$2,308

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

As described in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) and 3M’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combining of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. Segment information presented herein reflects the impact of these changes for all periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 4, 2017.

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary represented less than 1.0 percent of 3M’s consolidated operating income for 2016. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government also operates various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario, which was redesigned by the Venezuelan government in June 2017 (DICOM2), or its predecessor. During the same periods, the Venezuelan government’s official exchange was Tipo de Cambio Protegido (DIPRO), or its predecessor.

Note 1 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of September 30, 2017, the Company had a balance of net monetary assets denominated in VEF of less than 10 billion VEF and the DIPRO and DICOM2 exchange rates were approximately 10 VEF and 3,300 VEF per U.S. dollar, respectively. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of September 30, 2017, the Company continues to consolidate its Venezuelan subsidiary. As of September 30, 2017, the balance of accumulated other comprehensive loss associated with this subsidiary was approximately $145 million and the amount of intercompany receivables due from this subsidiary and its total equity balance were not significant.

Reclassifications

Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (insignificant for the three months ended September 30, 2017; 1.1 million average options for the nine months ended September 30, 2017; insignificant for the three months ended September 30, 2016; and 4.0 million average options for the nine months ended September 30, 2016). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to 3M	$1,429	$1,329	$4,335	$3,895

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	597.6	604.4	597.9	606.2

Dilution associated with the Company’s stock-based compensation plans	15.1	14.4	14.6	14.1

Denominator for weighted average 3M common shares outstanding – diluted	612.7	618.8	612.5	620.3

Earnings per share attributable to 3M common shareholders – basic	$2.39	$2.20	$7.25	$6.43
Earnings per share attributable to 3M common shareholders – diluted	$2.33	$2.15	$7.08	$6.28

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB also issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to the licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The amendments also address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Finally, the amendments make certain technical corrections and provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2018 and the Company has concluded that it will utilize the modified retrospective method of adoption. 3M continues to evaluate the standard’s impact on its consolidated results of operations and financial condition. In addition to expanded disclosures regarding revenue, the ASU could impact the timing of revenue and certain cost recognition. 3M has conducted initial analyses, executed project management relative to the process of adopting this ASU, and is finalizing detailed contract reviews to complete necessary adjustments to existing accounting policies and quantify the ASU’s effect. For most of 3M’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. However, 3M engages in some arrangements for which software industry-specific guidance (which the ASU supersedes) is presently utilized. The Company has considered these arrangements in the detailed contract reviews that have been conducted. While 3M will continue to finalize its efforts relative to the adoption of ASU No. 2014-09, based on the analysis completed to date, the Company does not expect this standard to have a material impact on its consolidated results of operations and financial condition.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. For 3M, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition; however, 3M has historically held limited amounts of equity securities and cost method investments (less than $75 million in aggregate at September 30, 2017), and has not elected the FVO with respect to material financial liabilities.

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

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminated the previous requirement to apply the equity method of accounting retrospectively (revising prior periods as if the equity method had always been applied) when an entity obtained significant influence over a previously held investment. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor would add the carrying value of the existing investment to the cost of any additional investment to determine the initial cost basis of the equity method investment. For 3M, this ASU was effective January 1, 2017 on a prospective basis. 3M will apply this guidance to investments that transition to the equity method after the adoption date.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. For 3M, this ASU is effective January 1, 2018. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. While 3M could initiate additional relevant transactions prior to this ASU’s adoption date, based on deferred tax amounts related to applicable past intercompany transactions as of September 30, 2017, the Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted at the time of any interim impairment test that may be performed prior to that date. 3M currently plans to apply this ASU in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. For 3M, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The components of 3M’s net periodic defined benefit pension and postretirement benefit costs are presented in Note 9. These include components totaling a benefit of $31 million and $50 million for the three months ended September 30, 2017 and 2016, respectively, and $95 million and $156 million for the nine months ended September 30, 2017 and 2016, respectively, that would no longer be included within operating expenses and instead would be reported outside of income from operations under the new standard.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU amends existing guidance to simplify the application of hedge accounting in certain situations and allow companies to better align their hedge accounting with their risk management activities. Existing standards contain certain requirements for an instrument to qualify for hedge accounting relative to initial and ongoing assessments of hedge effectiveness. While an initial quantitative test to establish the hedge relationship is highly effective would still be required, the new ASU permits subsequent qualitative assessments for certain hedges instead of a quantitative test and expands the timeline for performing the initial quantitative assessment. The ASU also simplifies related accounting by eliminating the requirement to separately measure and report hedge ineffectiveness. Instead, for qualifying cash flow and net investment hedges, the entire change in fair value (including the amount attributable to ineffectiveness) will be recorded within other comprehensive income and reclassified to earnings in the same income statement line that is used to present the earnings effect of the hedged item when the hedged item affects earnings. For fair value hedges, generally, the entire change in fair value of the hedging instrument would also be presented in the same income statement line as the hedged item. The new standard also simplifies the accounting for fair value hedges of interest rate risks and expands an entity’s ability to hedge nonfinancial and financial risk components. In addition, the guidance also eases certain documentation requirements, modifies the accounting for components excluded from the assessment of hedge effectiveness, and requires additional tabular disclosures of derivative and hedge-related information. For 3M, this ASU is effective January 1, 2019, with a modified retrospective transition resulting in a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the adoption date. Early adoption is permitted. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

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

In September 2017, 3M purchased all of the ownership interests of Elution Technologies, LLC, a Vermont-based manufacturer of test kits that help enable food and beverage companies ensure their products are free from certain potentially harmful allergens such as peanuts, soy or milk. Elution is reported within the Company’s Health Care business.

In October 2017, 3M completed the acquisition of the underlying legal entities and associated assets of Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion of cash, net of closing and other adjustments. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments, and other safety devices that complement 3M’s personal safety portfolio. The business had revenues of approximately $570 million in 2016. Scott Safety will be reported within 3M’s Safety and Graphics business. The Company is in the process of completing its initial accounting for this acquisition and, accordingly, has not included disclosures relative to the allocation of purchase consideration to the respective assets and liabilities acquired. 3M expects to finalize the allocation of purchase price within the one year measurement-period following the acquisition.

Pro forma information related to acquisitions has not been included because the impact on the Company’s consolidated results of operations was not considered material.

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

In May 2017, 3M completed the related sale or transfer of control, as applicable, of its identity management business to Gemalto N.V. This business, with 2016 sales of approximately $205 million, is a leading provider in identity management solutions, including biometric hardware and software that enable identity verification and authentication, as well as secure materials and document readers. In June 2017, 3M also completed the sale of its tolling and automated license/number plate recognition business, with annual sales of approximately $40 million, to Neology, Inc. 3M’s tolling and automated license/number plate recognition business includes RFID readers and tags, automatic vehicle classification systems, lane controller and host software, and back office software and services. It also provides mobile and fixed cameras, software, and services in automated license/number plate recognition. 3M received proceeds of $833 million, or $809 million net of cash sold, and reflected a pre-tax gain of $461 million in the second quarter of 2017 as a result of these two divestitures, which was reported within the Company’s Safety and Graphics business.

In October 2017, 3M sold its electronic monitoring business to an affiliate of Apax Partners for $200 million, net of cash sold and closing and other adjustments. This business, with annual sales of approximately $95 million, is a provider of electronic monitoring technologies, serving hundreds of correctional and law enforcement agencies around the world. 3M expects to reflect a pre-tax gain of approximately $100 million in the fourth quarter of 2017 as a result of this divestiture, which will be reported within the Company’s Safety and Graphics business.

The aggregate operating income of these divested businesses was less than $20 million in 2016. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of September 30, 2017 were not significant and, as of December 31, 2016, included the following:

December 31,
(Millions)	2016
Accounts receivable	$25
Property, plant and equipment (net)	25
Intangible assets	35
Deferred revenue (other current liabilities)	35

In addition, approximately $50 million and $270 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of September 30, 2017 and December 31, 2016, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $6 million during the first nine months of 2017, all of which is deductible for tax purposes. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2016 and September 30, 2017, follow:

Goodwill

	December 31, 2016	Acquisition	Divestiture	Translation	September 30, 2017
(Millions)	Balance	activity	activity	and other	Balance
Industrial	$2,536	$—	$—	$128	$2,664
Safety and Graphics	3,324	—	(276)	98	3,146
Health Care	1,609	6	—	59	1,674
Electronics and Energy	1,489	—	—	37	1,526
Consumer	208	—	—	3	211
Total Company	$9,166	$6	$(276)	$325	$9,221

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2017, and December 31, 2016, follow:

	September 30,	December 31,
(Millions)	2017	2016
Customer related intangible assets	$1,924	$1,939
Patents	586	602
Other technology-based intangible assets	478	524
Definite-lived tradenames	393	420
Other amortizable intangible assets	211	211
Total gross carrying amount	$3,592	$3,696

Accumulated amortization — customer related	(865)	(797)
Accumulated amortization — patents	(500)	(497)
Accumulated amortization — other technology based	(293)	(302)
Accumulated amortization — definite-lived tradenames	(238)	(236)
Accumulated amortization — other	(167)	(173)
Total accumulated amortization	$(2,063)	$(2,005)

Total finite-lived intangible assets — net	$1,529	$1,691

Non-amortizable intangible assets (primarily tradenames)	646	629
Total intangible assets — net	$2,175	$2,320

3M does not amortize certain acquired tradenames because they have been in existence for over 55 years, have a history of leading-market share positions, are intended to be continuously renewed, and the associated products are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2017 and 2016 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Amortization expense	$51	$63	$162	$195

Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2017:

	Remainder
	of						After
(Millions)	2017	2018	2019	2020	2021	2022	2022
Amortization expense	$49	$192	$183	$174	$162	$148	$602

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. The table above excludes the impact of the carrying value of finite-lived intangible assets associated with disposal groups classified as held-for-sale at September 30, 2017. See Note 2 for additional details. 3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 4.  Restructuring Actions and Exit Activities

2017 Restructuring Actions:

During the second quarter of 2017, management approved and committed to undertake certain restructuring actions primarily focused on portfolio and footprint optimization. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2017 pre-tax charges of $99 million. Remaining activities related to restructuring are expected to be completed by the end of 2018.

Components of these restructuring charges are summarized by business segment as follows:

Second Quarter 2017
(Millions)	Employee-Related
Industrial	$39
Safety and Graphics	9
Health Care	2
Electronics and Energy	7
Consumer	36
Corporate and Unallocated	6
Total Expense	$99

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2017
Cost of sales	$86
Selling, general and administrative expenses	5
Research, development and related expenses	8
Total	$99

Components of these restructuring actions, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2017	$99
Accrued restructuring action balances as of June 30, 2017	$99
Cash payments	(3)
Accrued restructuring action balances as of September 30, 2017	$96

2017 Exit Activities:

In the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe.

NOTE 5.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended September 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Net income	1,433		1,429			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	44				45	(1)
Defined benefit pension and post-retirement plans adjustment	80				80	—
Cash flow hedging instruments - unrealized gain (loss)	(49)				(49)	—
Total other comprehensive income (loss), net of tax	75
Dividends declared	(701)		(701)
Stock-based compensation	58	58
Reacquired stock	(394)			(394)
Issuances pursuant to stock option and benefit plans	87		(67)	154
Balance at September 30, 2017	$12,202	$5,311	$39,454	$(25,706)	$(6,913)	$56

Nine months ended September 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	4,344		4,335			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	269				267	2
Defined benefit pension and post-retirement plans adjustment	241				241	—
Cash flow hedging instruments - unrealized gain (loss)	(176)				(176)	—
Total other comprehensive income (loss), net of tax	334
Dividends declared	(2,104)		(2,104)
Stock-based compensation	241	241
Reacquired stock	(1,547)			(1,547)
Issuances pursuant to stock option and benefit plans	591		(684)	1,275
Balance at September 30, 2017	$12,202	$5,311	$39,454	$(25,706)	$(6,913)	$56

Three months ended September 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2016	$11,658	$4,972	$36,915	$(24,088)	$(6,184)	$43

Net income	1,331		1,329			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	17				16	1
Defined benefit pension and post-retirement plans adjustment	67				67	—
Cash flow hedging instruments - unrealized gain (loss)	(45)				(45)	—
Total other comprehensive income (loss), net of tax	39
Dividends declared	(670)		(670)
Stock-based compensation	49	49
Reacquired stock	(771)			(771)
Issuances pursuant to stock option and benefit plans	133		(108)	241
Balance at September 30, 2016	$11,769	$5,021	$37,466	$(24,618)	$(6,146)	$46

Nine months ended September 30, 2016

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2015	$11,468	$4,800	$36,296	$(23,308)	$(6,359)	$39

Net income	3,902		3,895			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	192				192	—
Defined benefit pension and post-retirement plans adjustment	203				203	—
Cash flow hedging instruments - unrealized gain (loss)	(182)				(182)	—
Total other comprehensive income (loss), net of tax	213
Dividends declared	(2,014)		(2,014)
Stock-based compensation	221	221
Reacquired stock	(2,771)			(2,771)
Issuances pursuant to stock option and benefit plans	750		(711)	1,461
Balance at September 30, 2016	$11,769	$5,021	$37,466	$(24,618)	$(6,146)	$46

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2017, net of tax:	$(1,786)	$(5,167)	$(36)	$(6,989)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(29)	—	(80)	(109)
Amounts reclassified out	—	119	2	121
Total other comprehensive income (loss), before tax	(29)	119	(78)	12
Tax effect	74	(39)	29	64
Total other comprehensive income (loss), net of tax	45	80	(49)	76
Balance at September 30, 2017, net of tax:	$(1,741)	$(5,087)	$(85)	$(6,913)

Nine months ended September 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	30	—	(255)	(225)
Amounts reclassified out	—	357	(21)	336
Total other comprehensive income (loss), before tax	30	357	(276)	111
Tax effect	237	(116)	100	221
Total other comprehensive income (loss), net of tax	267	241	(176)	332
Balance at September 30, 2017, net of tax:	$(1,741)	$(5,087)	$(85)	$(6,913)

Three months ended September 30, 2016

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2016, net of tax:	$(1,503)	$(4,668)	$(13)	$(6,184)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(8)	—	(44)	(52)
Amounts reclassified out	—	103	(24)	79
Total other comprehensive income (loss), before tax	(8)	103	(68)	27
Tax effect	24	(36)	23	11
Total other comprehensive income (loss), net of tax	16	67	(45)	38
Balance at September 30, 2016, net of tax:	$(1,487)	$(4,601)	$(58)	$(6,146)

Nine months ended September 30, 2016

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	111	—	(180)	(69)
Amounts reclassified out	—	307	(104)	203
Total other comprehensive income (loss), before tax	111	307	(284)	134
Tax effect	81	(104)	102	79
Total other comprehensive income (loss), net of tax	192	203	(182)	213
Balance at September 30, 2016, net of tax	$(1,487)	$(4,601)	$(58)	$(6,146)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Location on Income
(Millions)	2017	2016	2017	2016	Statement
Gains (losses) associated with, defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$—	$1	See Note 9
Prior service benefit	21	22	65	69	See Note 9
Net actuarial loss	(140)	(125)	(422)	(377)	See Note 9
Total before tax	(119)	(103)	(357)	(307)
Tax effect	39	36	116	104	Provision for income taxes
Net of tax	$(80)	$(67)	$(241)	$(203)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(2)	$24	$21	$105	Cost of sales
Interest rate swap contracts	—	—	—	(1)	Interest expense
Total before tax	(2)	24	21	104
Tax effect	—	(9)	(8)	(38)	Provision for income taxes
Net of tax	$(2)	$15	$13	$66
Total reclassifications for the period, net of tax	$(82)	$(52)	$(228)	$(137)

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2016, and 2017. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the fourth quarter of 2017, for 2016 by the end of the first quarter of 2018, and for 2017 by the end of the first quarter of 2019. As of September 30, 2017, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2017 and December 31, 2016 are $384 million and $333 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $8 million and $11 million of expense for the three months ended September 30, 2017 and September 30, 2016, respectively, and approximately $16 million and $8 million of expense for the nine months ended September 30, 2017 and September 30, 2016, respectively. At September 30, 2017 and December 31, 2016, accrued interest and penalties in the consolidated balance sheet on a gross basis were $64 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The effective tax rate for the third quarter of 2017 was 28.3 percent, compared to 28.5 percent in the third quarter of 2016, a decrease of 0.2 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 4.0 percentage points year-on-year included international taxes that were impacted by changes to the geographic mix of income before taxes and prior year cash optimization actions, increased benefits from the R&D tax credit, and other items. This decrease was partially offset by a 3.8 percentage point year-on-year increase to the Company’s effective tax rate. Primary factors that increased the effective tax rate included remeasurements of 3M’s uncertain tax positions and a lower year-on-year excess tax benefit related to employee share-based payments.

The effective tax rate for the first nine months of 2017 was 26.1 percent, compared to 28.3 percent in the first nine months of 2016, a decrease of 2.2 percentage points. Primary factors that decreased the Company’s effective tax rate on a combined basis by 3.0 percentage points for the first nine months of 2017 when compared to the same period for 2016 included international taxes that were impacted by changes to the geographic mix of income before taxes and prior year cash optimization actions, tax benefits resulting from the held-for-sale status of certain legal entities, increased benefits from the R&D tax credit, and other items. This decrease was partially offset by a 0.8 percentage point year-on-year increase, which included remeasurements of 3M’s uncertain tax positions and a lower year-on-year excess tax benefit related to employee share-based payments.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of September 30, 2017 and December 31, 2016, the Company had valuation allowances of $62 million and $47 million on its deferred tax assets, respectively.

NOTE 7.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	September 30,	December 31,
(Millions)	2017	2016

Corporate debt securities	$10	$10
Commercial paper	446	14
Certificates of deposit/time deposits	84	197
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	14	31
Credit card related	29	18
Other	—	7
Asset-backed securities total	43	56

Current marketable securities	$586	$280

U.S. municipal securities	$17	$17

Non-current marketable securities	$17	$17

Total marketable securities	$603	$297

Classification of marketable securities as current or non-current is based on the nature of the securities and availability for use in current operations. At September 30, 2017 and December 31, 2016, gross unrealized gains and/or losses (pre-tax) were not material. The gross amounts of the realized gains or losses were not material. Cost of securities sold use the first in, first out (FIFO) method. Since these marketable securities are classified as available-for-sale securities, changes in fair value will flow through other comprehensive income, with amounts reclassified out of other comprehensive income into earnings upon sale or “other-than-temporary” impairment.

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

The balances at September 30, 2017 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2017

Due in one year or less	$582
Due after one year through five years	17
Due after five years through ten years	4
Total marketable securities	$603

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa2 by Moody’s Investors Service or AA by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At September 30, 2017, all asset-backed security investments were in compliance with this policy. Approximately 79.9 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 8.  Long-Term Debt and Short-Term Borrowings

In June 2017, 3M repaid $650 million aggregate principal amount of fixed rate medium-term notes that matured.

In October 2017, 3M issued $650 million aggregate principal amount of 5.5-year fixed rate medium-term notes due 2023 with a coupon rate of 2.25%,  $850 million aggregate principal amount of 10-year fixed rate medium-term notes due 2027 with a coupon rate of 2.875%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2047 with a coupon rate of 3.625%.

In October 2017, 3M, via cash tender offers, repurchased $305 million aggregate principal amount of its outstanding notes. This included $110 million of its $330 million principal amount of 6.375% notes due 2028 and $195 million of its $750 million principal amount of 5.70% notes due 2037. The Company will reflect an early debt extinguishment charge of approximately $95 million in the fourth quarter of 2017 within interest expense associated with the differential between the carrying value and the amount paid to acquire the tendered notes and related expenses.

NOTE 9.  Pension and Postretirement Benefit Plans

Net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2017 and 2016 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Net periodic benefit cost (benefit)
Service cost	$67	$64	$33	$35	$13	$13
Interest cost	141	144	38	45	20	20
Expected return on plan assets	(259)	(261)	(69)	(78)	(21)	(23)
Amortization of transition (asset) obligation	—	—	—	—	—	—
Amortization of prior service cost (benefit)	(5)	(6)	(3)	(3)	(13)	(13)
Amortization of net actuarial (gain) loss	97	89	29	21	14	15
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$41	$30	$28	$20	$13	$12

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Net periodic benefit cost (benefit)
Service cost	$201	$194	$100	$102	$38	$40
Interest cost	425	431	112	131	59	59
Expected return on plan assets	(777)	(782)	(208)	(234)	(63)	(68)
Amortization of transition (asset) obligation	—	—	—	(1)	—	—
Amortization of prior service cost (benefit)	(17)	(18)	(9)	(10)	(39)	(41)
Amortization of net actuarial (gain) loss	291	265	89	66	42	46
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$123	$90	$84	$54	$37	$36

For the nine months ended September 30, 2017, contributions totaling $311 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2017, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2017. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

3M was informed in 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit that was removed by the insurers to the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. In May 2017, the appellate court affirmed the lower court’s decision. The decision will reduce U.S. pension and postretirement plan assets by $73 million at the December 31, 2017 measurement date and will not have a material adverse effect on the consolidated financial position of the Company.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.

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

In the fourth quarter of 2016, the Company entered into forward starting interest rate swaps with a notional amount of $200 million as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt. In the first, second, and third quarters of 2017, the Company entered into additional forward starting interest rate swaps with notional amounts of $200 million in each quarter as hedges against interest rate volatility associated with a forecasted issuance of fixed rate debt. Prior to the issuance of medium-term notes in October 2017, 3M terminated these interest rate swaps. The termination resulted in an immaterial loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

As of September 30, 2017, the Company had a balance of $85 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $8 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of September 30, 2017, 3M expects to reclassify approximately $9 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the remainder of 2017, approximately $44 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2018, and approximately $32 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2018 (with the impact offset by earnings/losses from underlying hedged items). 3M expects to reclassify approximately $50 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the next 12 months.

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended September 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(77)	Cost of sales	$(2)	Cost of sales	$—
Interest rate swap contracts	(3)	Interest expense	—	Interest expense	—
Total	$(80)		$(2)		$—

Nine months ended September 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(249)	Cost of sales	$21	Cost of sales	$—
Interest rate swap contracts	(6)	Interest expense	—	Interest expense	—
Total	$(255)		$21		$—

Three months ended September 30, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(47)	Cost of sales	$24	Cost of sales	$—
Interest rate swap contracts	3	Interest expense	—	Interest expense	—
Total	$(44)		$24		$—

Nine months ended September 30, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(178)	Cost of sales	$105	Cost of sales	$—
Interest rate swap contracts	(2)	Interest expense	(1)	Interest expense	—
Total	$(180)		$104		$—

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended September 30, 2017	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(4)	Interest expense	$4
Total		$(4)		$4

Three months ended September 30, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(10)	Interest expense	$10
Total		$(10)		$10

Nine months ended September 30, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$24	Interest expense	$(24)
Total		$24		$(24)

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

At September 30, 2017, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 250 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2017 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended September 30, 2017	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(179)	N/A	$—
Foreign currency forward contracts	(9)	Cost of sales	1
Total	$(188)		$1

Nine months ended September 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(570)	N/A	$—
Foreign currency forward contracts	(36)	Cost of sales	6
Total	$(606)		$6

Three months ended September 30, 2016	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(55)	N/A	$—
Foreign currency forward contracts	(14)	Cost of sales	—
Total	$(69)		$—

Nine months ended September 30, 2016	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(105)	N/A	$—
Foreign currency forward contracts	(41)	Cost of sales	1
Total	$(146)		$1

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

The Company revised amounts previously presented in the table below for the gain (loss) on derivatives recognized in income for the three and nine months ended September 30, 2016 relative to foreign currency forward contracts. This immaterial correction decreased the previously presented amount of the gain recognized in income in the disclosure table below by $4 million and $22 million for the three and nine months ended September 30, 2016, respectively. This revision had no impact on the Company’s consolidated results of operations, financial condition, or cash flows.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$3	Cost of sales	$8
Foreign currency forward contracts	Interest expense	(67)	Interest expense	(163)
Total		$(64)		$(155)

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)	Cost of sales	$(7)
Foreign currency forward contracts	Interest expense	17	Interest expense	41
Total		$16		$34

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

	Gross	Assets		Liabilities
September 30, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,215	Other current assets	$12	Other current liabilities	$80
Foreign currency forward/option contracts	1,431	Other assets	24	Other liabilities	52
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	1,303	Other assets	22	Other liabilities	2
Total derivatives designated as hedging instruments			$58		$135

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$6,414	Other current assets	$19	Other current liabilities	$47
Total derivatives not designated as hedging instruments			$19		$47

Total derivative instruments			$77		$182

	Gross	Assets		Liabilities
December 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,160	Other current assets	$107	Other current liabilities	$9
Foreign currency forward/option contracts	1,459	Other assets	86	Other liabilities	3
Interest rate swap contracts	1,953	Other assets	25	Other current liabilities	1
Total derivatives designated as hedging instruments			$218		$13

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,655	Other current assets	$41	Other current liabilities	$82
Total derivatives not designated as hedging instruments			$41		$82

Total derivative instruments			$259		$95

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2017, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$77	$34	$—	$43
Derivatives not subject to master netting agreements	—			—
Total	$77			$43

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$259	$39	$—	$220
Derivatives not subject to master netting agreements	—			—
Total	$259			$220

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$182	$34	$—	$148
Derivatives not subject to master netting agreements	—			—
Total	$182			$148

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$93	$39	$—	$54
Derivatives not subject to master netting agreements	2			2
Total	$95			$56

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $34 million and $99 million for the three and nine months ended September 30, 2017, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for the three and nine months ended September 30, 2017 and 2016.

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

Available-for-sale marketable securities — certain U.S. municipal securities only:

In both 2016 and 2014, 3M obtained municipal bonds from the City of Nevada, Missouri, which represents 3M’s only U.S. municipal securities holding as of September 30, 2017 and December 31, 2016. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such has been classified as a level 3 security.

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

3M has determined that foreign currency forwards, commodity price swaps, currency swaps, foreign currency options, interest rate swaps and cross-currency swaps will be considered level 2 measurements. 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. Derivative positions are primarily valued using standard calculations or models that use, as their basis, readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	September 30, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	446	—	446	—
Certificates of deposit/time deposits	84	—	84	—
Asset-backed securities:
Automobile loan related	14	—	14	—
Credit card related	29	—	29	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	55	—	55	—
Interest rate swap contracts	22	—	22	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	179	—	179	—
Interest rate swap contracts	3	—	3	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	14	—	14	—
Certificates of deposit/time deposits	197	—	197	—
Asset-backed securities:
Automobile loan related	31	—	31	—
Credit card related	18	—	18	—
Other	7	—	7	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	234	—	234	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	94	—	94	—
Interest rate swap contracts	1	—	1	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, including those recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. During the nine months ended September 30, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results. There were no material long-lived asset impairments for the three months ended September 30, 2017 and the three and nine months ended September 30, 2016.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. For its long-term debt, the Company utilized third-party quotes to estimate fair values (classified as level 2). Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$10,828	$11,336	$10,678	$11,168

The fair values reflected above consider the terms of the related debt absent the impacts of derivative and hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at September 30, 2017 and December 31, 2016 due to the low interest rates and tightening of 3M’s credit spreads.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2017, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,330 individual claimants, compared to approximately 2,660 individual claimants with actions pending at December 31, 2016.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all twelve cases taken to trial, including ten of the eleven cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and the cases tried in 2016 and 2017–described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous defense verdict from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal. In September 2017, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky in 3M’s second respirator trial involving coal mine dust. The jury ultimately determined that the plaintiff’s claims were barred by the statute of limitations. The plaintiff filed a motion for a new trial.

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

In the first nine months of 2017, the Company made payments for legal fees and settlements of $44 million related to the respirator mask/asbestos litigation, $10 million of which occurred in the third quarter of 2017. As of September 30, 2017, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $551 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2017, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2017, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2017, the Company, through its Aearo subsidiary, had accruals of $18 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFCs, including costs to construct alternative sources of drinking water. Trial is scheduled to begin in January 2019.

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

As of September 30, 2017, eleven purported class actions have been filed against 3M and other defendants in federal or state courts - three in federal court in Colorado, four in federal court in Pennsylvania, and four in state court in New York. An individual complaint also has been filed in the federal court in Pennsylvania. The complaints seek unstated damages and other remedies, such as medical monitoring, and allege that the plaintiffs suffered personal injury and property damage from drinking water supplies contaminated with certain PFCs used in Aqueous Film Forming Foam (AFFF) at current or former airports and air force military bases located in Colorado, Pennsylvania, and New York.

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

In November 2011, the Metropolitan Council filed a motion to intervene and a complaint in the NRD Lawsuit seeking compensatory damages and other legal, declaratory and equitable relief, including reasonable attorneys’ fees, for costs and fees that the Metropolitan Council alleges it will be required to assess at some time in the future if the MPCA imposes restrictions on Metropolitan Council’s PFOS discharges to the Mississippi River, including the installation and maintenance of a water treatment system. The Metropolitan Council’s intervention motion was based on several theories, including common law negligence, and statutory claims under MERLA for response costs, and under the Minnesota Environmental Rights Act (MERA) for declaratory and equitable relief against 3M for PFOS and other PFC pollution of the waters and sediments of the Mississippi River. 3M did not object to the motion to intervene. In January 2012, 3M answered the Metropolitan Council’s complaint and filed a counterclaim alleging that the Metropolitan Council discharges PFCs to the Mississippi River and discharges PFC-containing sludge and bio solids from one or more of its wastewater treatment plants onto agricultural lands and local area landfills. Accordingly, 3M’s complaint against the Metropolitan Council asked that if the court finds that the State is entitled to any of the damages it sought, 3M be awarded contribution and apportionment from the Metropolitan Council, including attorneys’ fees, under MERLA, and contribution from and liability for the Metropolitan Council’s proportional share of damages awarded to the State under the MWPCA, as well as under statutory nuisance and common law theories of trespass, nuisance, and negligence. 3M also sought declaratory relief under MERA. In May 2017, the Metropolitan Council paid 3M approximately $1 million and agreed to dismiss its claims against 3M. As part of the settlement agreement, 3M agreed to dismiss its claims against the Metropolitan Council.

In April 2012, 3M filed a motion to disqualify the State of Minnesota’s counsel, Covington & Burling, LLP (Covington). In October 2012, the court granted 3M’s motion to disqualify Covington as counsel to the State, and the State and Covington appealed the court’s disqualification to the Minnesota Court of Appeals. In July 2013, the Minnesota Court of Appeals affirmed the district court’s disqualification order. In October 2013, the Minnesota Supreme Court granted both the State’s and Covington’s petition for review of the decision of the Minnesota Court of Appeals. In April 2014, the Minnesota Supreme Court affirmed in part, reversed in part, and remanded the case to the district court for further proceedings. The district court took evidence on the disqualification issues at a hearing in October 2015. In February 2016, the district court ruled that Covington violated the professional ethics rule against representing a client (here the State of Minnesota) in the same or substantially related matter where that person’s interests are materially adverse to the interests of a former client (3M). The district court, however, denied 3M’s motion to disqualify Covington because it further found that 3M impliedly waived by delaying to assert the conflict. Other activity in the case, which had been stayed pending the outcome of the disqualification issue, has resumed. Trial of the NRD Lawsuit is scheduled to begin in February 2018. In a separate but related action, the Company filed suit in the Ramsey County District Court against Covington for breach of its fiduciary duties to the Company and for breach of contract arising out of Covington’s representation of the State of Minnesota in the NRD Lawsuit. In September 2016, the court granted 3M’s motion for leave to amend the complaint to plead punitive damages. In February 2017, Covington settled this lawsuit with a payment by Covington or its insurer to 3M that is not material to 3M’s results of operations or financial condition.

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

Environmental Liabilities and Insurance Receivables

As of September 30, 2017, the Company had recorded liabilities of $38 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2017, the Company had recorded liabilities of $27 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. During the first quarter of 2017, the Company collected from its insurer the outstanding receivable of $15 million related to “other environmental liabilities.”

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

Other Matters

Department of Labor Investigation

The U.S. Department of Labor (DOL) notified 3M in April 2015 that it had commenced an investigation of 3M’s pension plan pursuant to the federal Employee Retirement Income Security Act of 1974, as amended (ERISA). The DOL has stated its investigation relates to certain private equity investments, plan expenses, securities lending, and distributions of plan benefits. In response to certain DOL requests, 3M produced documents and made employees available for interviews. In December 2016, the DOL issued certain subpoenas to 3M and 3M Investment Management Corp. relating to this investigation. 3M has produced additional responsive documents and is cooperating with the DOL in its investigation. 3M anticipates that the DOL will conclude its investigation in the first half of 2018.

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

As of September 30, 2017, the Company is a named defendant in lawsuits involving approximately 3,850 plaintiffs (compared to approximately 1,260 plaintiffs at December 31, 2016), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. The federal court has set a trial-ready date in the second quarter of 2018 for the two federal court bellwether cases. The parties are negotiating a trial date for the remaining state court bellwether candidate. In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. The Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings. No liability has been recorded for this matter because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of September 30, 2017, there are two lawsuits pending that were brought by dentists and dental practices against 3M. The complaints allege 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs. One lawsuit, pending in the U.S. District Court for the District of Minnesota, is a

class action that names 39 plaintiffs and seeks certification of a class of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The other lawsuit is an individual complaint against 3M in Madison County, Illinois.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 13.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan (LTIP), as discussed in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K), provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining total shares available for grant under the LTIP Program are 30,232,906 as of September 30, 2017.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring the full recognition of compensation expense by the date an employee is eligible to retire if awards become fully vested upon retirement. Under the LTIP, 3M employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the 2017 annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter of each fiscal year.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2017 and 2016.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Cost of sales	$9	$8	$41	$39
Selling, general and administrative expenses	45	36	186	166
Research, development and related expenses	6	7	39	39

Stock-based compensation expenses	$60	$51	$266	$244

Income tax benefits	$(35)	$(49)	$(257)	$(248)

Stock-based compensation expenses (benefits), net of tax	$25	$2	$9	$(4)

Stock Option Program

The following table summarizes stock option activity during the nine months ended September 30, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	36,196,232	$112.07
Granted:
Annual	5,409,628	175.93
Exercised	(5,203,405)	90.05
Canceled	(137,827)	161.38
September 30	36,264,628	$124.57	72	$3,095
Options exercisable
September 30	25,532,812	$107.67	59	$2,610

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2017, there was $85 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $526 million and $573 million during the nine months ended September 30, 2017 and 2016, respectively. Cash received from options exercised was $468 million and $630 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $179 million and $212 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Nonvested balance —
As of January 1	2,185,046	$145.64
Granted
Annual	604,256	176.10
Other	2,986	179.64
Vested	(761,484)	126.78
Forfeited	(39,352)	157.63
As of September 30	1,991,452	$161.90

As of September 30, 2017, there was $93 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total fair value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2017 and 2016 was $135 million and $145 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $44 million and $54 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Awards	Fair Value
Undistributed balance —
As of January 1	656,278	$142.98
Granted	198,910	190.84
Distributed	(313,942)	124.88
Performance change	107,034	173.58
Forfeited	(10,769)	169.38
As of September 30	637,511	$171.52

As of September 30, 2017, there was $36 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair values of performance shares that were distributed were $55 million and $54 million for the nine months ended September 30, 2017 and 2016, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $15 million for both the nine months ended September 30, 2017 and 2016.

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
2.	Combined two divisions to form the Automotive and Aerospace Solutions Division; and
3.	Consolidated U.S. customer account activity - impacting dual credit reporting

Integration of former Renewable Energy Division

•

The (i) solar and wind and (ii) energy product lines (along with certain technology previously included in Corporate and Unallocated) of the former Renewable Energy Division (RED) were integrated into the existing Electrical Markets Division and Electronics Materials Solutions Division, respectively, within the Electronics and Energy business segment. In addition, the former RED’s window film product lines were moved into the Commercial Solutions Division within the Safety and Graphics business segment. This change resulted in a decrease in previously reported net sales and operating income for total year 2016 of $203 million and $38 million, respectively, in the Electronics and Energy segment. These decreases were offset by a $207 million and $29 million increase in previously reported total year 2016 net sales and operating income, respectively, in the Safety and Graphics business segment and a $4 million decrease and $9 million increase in previously reported net sales and operating income, respectively, in Corporate and Unallocated.

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

The financial information presented herein reflects the impact of the preceding business segment reporting changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Net Sales
Industrial	$2,764	$2,603	$8,193	$7,856
Safety and Graphics	1,529	1,500	4,603	4,538
Health Care	1,476	1,371	4,339	4,176
Electronics and Energy	1,414	1,250	3,838	3,468
Consumer	1,236	1,210	3,415	3,390
Corporate and Unallocated	1	2	5	5
Elimination of Dual Credit	(248)	(227)	(726)	(653)
Total Company	$8,172	$7,709	$23,667	$22,780

Operating Income
Industrial	$614	$595	$1,762	$1,837
Safety and Graphics	410	372	1,661	1,152
Health Care	471	431	1,317	1,350
Electronics and Energy	394	304	920	716
Consumer	307	317	724	836
Corporate and Unallocated	(100)	(65)	(225)	(189)
Elimination of Dual Credit	(55)	(50)	(160)	(144)
Total Company	$2,041	$1,904	$5,999	$5,558

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Shareholders and Board of Directors of 3M Company:

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2017

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

As described in 3M’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2017 and June 30, 2017, and also in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K), effective in the first quarter of 2017, the Company changed its business segment reporting in its continued effort to improve the alignment of businesses around markets and customers. These changes included the integration of the former Renewable Energy Division into existing divisions, the combination of two divisions to form the Automotive and Aerospace Solutions Division, and consolidation of U.S. customer account activity, impacting dual credit reporting. Business segment information presented herein reflects the impact of these changes for all periods presented. Refer to Note 14 for additional detail. This quarterly report on Form 10-Q should be read in conjunction with the Company’s consolidated statements and notes included in its Current Report on Form 8-K dated May 4, 2017.

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

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three months and nine months ended September 30, 2017 compared to 2016.

	Three months ended	Nine months ended
(Earnings per diluted share)	September 30, 2017	September 30, 2017
Same period last year	$2.15	$6.28
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity	0.23	0.53
Foreign exchange impacts	(0.03)	(0.12)
Income tax rate	0.01	0.21
Shares of common stock outstanding/net interest	0.02	0.08
Divestiture gains	—	0.56
Operating loss/(income) from divested businesses	0.01	—
Incremental strategic investments	(0.06)	(0.46)
Current period	$2.33	$7.08

Earnings per diluted share increased 18 cents (or 8.4 percent) and 80 cents (or 12.7 percent) in the third quarter and first nine months of 2017, respectively, when compared to the same periods last year. Organic growth/productivity includes benefits from higher organic local-currency sales, raw material cost decreases, and business transformation, which is having a positive impact on 3M’s productivity efforts. These benefits were partially offset by higher defined benefit pension expenses. During both the third quarter and first nine months of 2017, organic growth was the primary driver for the year-on-year benefit.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $29 million and $108 million year-on-year in the third quarter and first nine months of 2017, respectively, excluding the impact of foreign currency changes on tax rates. This is equivalent to a year-on-year decrease of 3 cents and 12 cents per diluted share for the third quarter and first nine months of 2017, respectively.

The effective income tax rate was 28.3 percent in the third quarter of 2017, a decrease of 0.2 percentage points versus last year’s third quarter, and 26.1 percent in the first nine months of 2017, a decline of 2.2 percentage points versus last year’s first nine months. The third quarter and first nine months 2017 change in tax rate was driven by a number of factors as referenced in Note 6.

Lower shares outstanding, partially offset by higher interest expense, increased earnings per share. Weighted-average diluted shares outstanding in the third quarter and first nine months of 2017 declined 1.0 percent and 1.3 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $380 million and $1.6 billion of its own stock in the third quarter and first nine months of 2017, respectively. Higher net interest expense was largely due to higher U.S. average debt balances and higher interest rates.

The third quarter and first nine months of 2017 had year-on-year operating income impacts from the following divestitures: Polyfoam and the remaining portion of the library system business (both in first quarter 2016), protective films business and cathode battery technology out-license business (both in fourth quarter 2016), prescription safety eyewear business (January 2017), and identity management business and tolling and automated license/number plate recognition business (both in the second quarter of 2017).

There was no incremental gain on divestiture impact during the third quarter of 2017. The pre-tax operating income increase during the first nine months of 2017 was approximately $450 million year-on-year, which is equivalent to a year-on-year increase of 56 cents per diluted share (largely related to the identify management business).

Divestiture lost operating loss/(income) impacts, which are measured for the first twelve months post-transaction, increased pre-tax earnings by approximately $10 million and decreased pre-tax earnings by approximately $2 million for the third quarter and first nine months of 2017, respectively.

Operating income results include year-on-year incremental strategic investments that decreased pre-tax earnings by approximately $48 million and $362 million in the third quarter and first nine months of 2017, respectively. These incremental strategic investments are comprised of 3M’s investments in growth initiatives and optimization of its portfolio and supply chain footprint. Additional discussion on strategic investments is provided later within “Divestitures and Strategic Investments” and also within the “Results of Operations” section.

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months and nine months ended September 30, 2017 and 2016. In addition to the discussion below, refer to the section entitled “Performance by Business Segment” later in MD&A for a more detailed discussion of the sales and operating income results of the Company and its respective business segments (including Corporate and Unallocated). Refer to Note 14 for additional information on business segments, including Elimination of Dual Credit. Further discussion of the Company’s operating income results is in the section entitled “Operating Income” within the “Results of Operations” section.

	Three months ended September 30,
	2017		2016		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$2,764	$614	$2,603	$595	6.2%	3.1%
Safety and Graphics	1,529	410	1,500	372	1.9%	10.5%
Health Care	1,476	471	1,371	431	7.7%	9.3%
Electronics and Energy	1,414	394	1,250	304	13.1%	29.9%
Consumer	1,236	307	1,210	317	2.2%	(3.2)%
Corporate and Unallocated	1	(100)	2	(65)	—	—
Elimination of Dual Credit	(248)	(55)	(227)	(50)	—	—
Total Company	$8,172	$2,041	$7,709	$1,904	6.0%	7.2%

	Three months ended September 30, 2017
	Organic
Worldwide	local-			Total
Sales Change Analysis	currency			sales
By Business Segment	sales	Divestitures	Translation	change

Industrial	6.1%	(0.6)%	0.7%	6.2%
Safety and Graphics	6.0	(4.9)	0.8	1.9
Health Care	6.9	—	0.8	7.7
Electronics and Energy	13.2	(0.1)	—	13.1
Consumer	1.9	—	0.3	2.2
Total Company	6.6%	(1.2)%	0.6%	6.0%

Sales in U.S. dollars in the third quarter of 2017 increased 6.0 percent compared to the same period in 2016, with increases in organic local-currency sales (which includes organic volume impacts plus selling price impacts) and foreign currency translation, partially offset by divestiture impacts. Total company organic local-currency sales increased 6.6 percent, with growth in all business segments. Worldwide operating income margins for the third quarter of 2017 were 25.0 percent, compared to 24.7 percent for the third quarter of 2016, with operating income margins greater than 22 percent across all five business segments.

Divestitures reduced third quarter sales growth by 1.2 percent. As part of its ongoing portfolio management process, 3M sold its protective films business and cathode battery technology out-license business (both in fourth quarter 2016). In addition, 3M sold its prescription safety eyewear business (January 2017), its identify management business (May 2017), and its tolling and automated license/number plate recognition business (June 2017). Refer to Note 2 in the Consolidated Financial Statements for additional detail.

	Nine months ended September 30,
	2017		2016		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$8,193	$1,762	$7,856	$1,837	4.3%	(4.1)%
Safety and Graphics	4,603	1,661	4,538	1,152	1.4%	44.2%
Health Care	4,339	1,317	4,176	1,350	3.9%	(2.4)%
Electronics and Energy	3,838	920	3,468	716	10.6%	28.5%
Consumer	3,415	724	3,390	836	0.7%	(13.4)%
Corporate and Unallocated	5	(225)	5	(189)	—	—
Elimination of Dual Credit	(726)	(160)	(653)	(144)	—	—
Total Company	$23,667	$5,999	$22,780	$5,558	3.9%	7.9%

	Nine months ended September 30, 2017
	Organic
Worldwide	local-			Total
Sales Change Analysis	currency			sales
By Business Segment	sales	Divestitures	Translation	change

Industrial	5.2%	(0.6)%	(0.3)%	4.3%
Safety and Graphics	4.6	(3.0)	(0.2)	1.4
Health Care	4.1	—	(0.2)	3.9
Electronics and Energy	11.0	(0.2)	(0.2)	10.6
Consumer	0.5	—	0.2	0.7
Total Company	5.0%	(0.9)%	(0.2)%	3.9%

Sales in U.S. dollars in the first nine months of 2017 increased 3.9 percent, with an increase in organic local-currency sales partially offset by divestiture and foreign currency translation impacts. Total company organic local-currency sales increased 5.0 percent, with growth in all business segments. All five of 3M’s business segments achieved operating income margins in excess of 21 percent. Worldwide operating income margins for the first nine months of 2017 were 25.3 percent, compared to 24.4 percent for the first nine months of 2016, helped by a net benefit from divestiture gains, net of lost operating income, partially offset by incremental strategic investments. Organic volume growth also benefited results.

In the first quarter of 2016, 3M completed the sale of the remaining portions of its library systems business. Also, in the first quarter of 2016, 3M divested the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). These businesses were formerly part of the Company’s Safety and Graphics business and Industrial business, respectively. Additional acquisition and divestiture impacts that impacted the first nine months ended September 30, 2017 are provided in the preceding third quarter discussion.

Sales by geographic area:

Percent change information compares the third quarter and first nine months of 2017 with the same periods last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. Additional discussion of geographic area impacts by business segment is provided in the Performance by Business Segment section.

	Three months ended September 30, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,223	$2,580	$1,589	$784	$(4)	$8,172
% of worldwide sales	39.4%	31.6%	19.4%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	3.8%	13.4%	3.3%	4.4%	—	6.6%
Price	(0.2)	(0.6)	0.7	0.9	—	—
Organic local-currency sales	3.6	12.8	4.0	5.3	—	6.6
Divestitures	(1.6)	(0.5)	(0.8)	(2.1)	—	(1.2)
Translation	—	(1.5)	4.2	2.4	—	0.6
Total sales change	2.0%	10.8%	7.4%	5.6%	—	6.0%

Total sales change:
Industrial	4.0%	6.4%	9.6%	7.2%	—	6.2%
Safety and Graphics	(3.0)%	6.2%	8.7%	(0.6)%	—	1.9%
Health Care	8.5%	7.4%	5.2%	10.7%	—	7.7%
Electronics and Energy	(1.8)%	19.2%	4.8%	8.3%	—	13.1%
Consumer	1.1%	5.3%	1.6%	5.6%	—	2.2%

Organic local-currency sales change:
Industrial	5.0%	8.7%	5.2%	5.6%	—	6.1%
Safety and Graphics	3.1%	11.0%	7.7%	4.2%	—	6.0%
Health Care	8.5%	8.8%	1.6%	8.6%	—	6.9%
Electronics and Energy	(1.5)%	20.0%	0.9%	6.2%	—	13.2%
Consumer	1.1%	7.1%	(2.2)%	2.7%	—	1.9%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most electronics market segments. In China/Hong Kong, both total sales and organic local-currency sales increased 23 percent. In Japan, total sales declined 1 percent, as organic local-currency sales growth of 5 percent was more than offset by foreign currency translation impacts.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa had both total sales and organic local-currency sales increases of 8 percent. West Europe total sales grew 7 percent, driven by foreign currency translation impacts, in addition to organic local-currency sales growth of 3 percent.

•

In the Latin America/Canada geographic area, total sales increased 8 percent in Mexico, driven by organic local-currency sales growth of 5 percent. In Canada, total sales increased 16 percent, driven by organic local-currency sales growth of 14 percent. In Brazil, total sales growth of 2 percent was driven by foreign currency translation impact, as organic local-currency sales growth was flat.

Selling prices were flat year-on-year for the third quarter of 2017, compared to a year-on-year decrease of 0.3 percent for the second quarter of 2017. In Asia Pacific, strong volume growth in electronics had a negative impact on price. Latin America/Canada and EMEA had price growth, while the U.S. selling prices declined slightly.

Foreign currency translation increased year-on-year sales by 0.6 percent, with translation-related sales increases in both EMEA and Latin America/Canada. In Asia Pacific, the U.S. dollar was weaker compared to the third quarter of 2016 by

8 percent versus the Japanese Yen, while the Chinese Yuan was flat. In EMEA, the U.S. dollar was stronger compared to the third quarter of 2016 by 6 percent versus the Euro, while the British Pound was flat.

	Nine months ended September 30, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$9,291	$7,335	$4,771	$2,277	$(7)	$23,667
% of worldwide sales	39.3%	31.0%	20.1%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	2.6%	11.4%	1.4%	2.8%	—	5.1%
Price	(0.3)	(0.4)	0.5	1.0	—	(0.1)
Organic local-currency sales	2.3	11.0	1.9	3.8	—	5.0
Divestitures	(1.3)	(0.3)	(0.5)	(1.3)	—	(0.9)
Translation	—	(1.0)	(0.4)	2.2	—	(0.2)
Total sales change	1.0%	9.7%	1.0%	4.7%	—	3.9%

Total sales change:
Industrial	3.9%	6.1%	3.0%	4.3%	—	4.3%
Safety and Graphics	(1.2)%	5.4%	2.4%	0.8%	—	1.4%
Health Care	4.7%	6.9%	(1.7)%	10.4%	—	3.9%
Electronics and Energy	(0.6)%	17.2%	(1.2)%	4.0%	—	10.6%
Consumer	(1.2)%	6.7%	(2.8)%	6.9%	—	0.7%

Organic local-currency sales change:
Industrial	5.0%	7.8%	3.7%	2.6%	—	5.2%
Safety and Graphics	2.8%	8.3%	4.9%	3.2%	—	4.6%
Health Care	4.7%	7.8%	(0.6)%	8.1%	—	4.1%
Electronics and Energy	0.4%	17.8%	(1.7)%	2.5%	—	11.0%
Consumer	(1.2)%	6.8%	(2.6)%	3.9%	—	0.5%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most electronics market segments. Total sales in China/Hong Kong grew 15 percent and Japan grew 5 percent. On an organic local-currency sales basis, China/Hong Kong grew 18 percent and Japan grew 9 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa total sales and organic local-currency grew 2 percent. West Europe total sales grew 1 percent, as organic local-currency sales growth of 2 percent was partially offset by foreign currency translation.

•

In the Latin America/Canada geographic area, total sales increased 4 percent in Mexico, as organic local-currency sales growth of 7 percent was partially offset by foreign currency translation and divestitures. In Canada, both total sales and organic-local currency sales grew 6 percent. In Brazil total sales growth of 11 percent was driven by foreign currency translation, while organic local-currency sales increased 1 percent.

Foreign currency translation reduced year-on-year sales by 0.2 percent, with the translation-related sales increase in Latin America/Canada more than offset by the decreases in EMEA and Asia Pacific.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales and earnings in the first nine months of 2017. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $4.380 billion of operating cash flows in the first nine months of 2017, a decrease of $73 million when compared to the first nine months of 2016. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2017, the Company purchased $1.6 billion of its own stock, compared to $2.8 billion of stock purchases in the first nine months of 2016. As of September 30, 2017, approximately $5.6 billion remained available under the February 2016 authorization. The Company expects to purchase $2.0 billion to $2.5 billion of its own stock in 2017. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This marked the 59th consecutive year of dividend increases for 3M. In May 2017, 3M’s Board of Directors declared a second quarter 2017 dividend of $1.175 per share. In August 2017, 3M’s Board of Directors declared a third quarter 2017 dividend of $1.175 per share.

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

Divestitures and Strategic Investments:

In both the third quarter and first nine months of 2017, the Company continued to execute on accelerating investments in growth initiatives and footprint optimization. In addition, the Company divested certain businesses as it continued to focus its portfolio on opportunities that create greater value for its shareholders. As shown below, these divestitures and strategic investments led to a net year-on-year decrease of approximately $0.05 per diluted share and a benefit of $0.10 per diluted share, respectively, for the three and nine months ended September 30, 2017.

	Three months ended September 30, 2017		Nine months ended September 30, 2017
Divestiture impacts and strategic investments net benefit/(cost) (in millions, except per share amounts)	Pre-tax impact	Impact per diluted share after-tax	Pre-tax impact	Impact per diluted share after-tax
Divestiture impacts:
2017 divestiture gains	$—		$490
Less: prior year divestiture gains	—		(40)
Year-on-year lost operating loss/(income) from divested businesses	10		(2)
Year-on-year divestiture impacts, net of lost operating loss/(income)	$10	$0.01	$448	$0.56
Strategic investments:
2017 portfolio and footprint optimization activities:
Restructuring actions and exit activities	$—		$(123)
Asset charges and accelerated depreciation	(24)		(140)
Other costs	(11)		(26)
Less: prior year portfolio and footprint optimization activities	6		21
Year-on-year portfolio and footprint optimization	(29)	$(0.04)	(268)	$(0.34)
Incremental year-on-year growth initiatives	(19)		(94)
Total incremental strategic investments	$(48)	$(0.06)	$(362)	$(0.46)
Year-on-year divestiture impacts and strategic investments net benefit/(cost)	$(38)	$(0.05)	$86	$0.10

The total pre-tax year-on-year divestiture impacts, net of strategic investments from the table above, are further detailed below by business group:

	Three months ended	Nine months ended
(Millions)	September 30, 2017	September 30, 2017
Industrial	$(12)	$(114)
Safety and Graphics	5	460
Health Care	(4)	(49)
Electronics and Energy	(7)	(80)
Consumer	(13)	(88)
Corporate and Unallocated	(7)	(43)
Total pretax divestiture gains, net of strategic investments	$(38)	$86

Fourth Quarter 2017 Items:

In October 2017, 3M sold its electronic monitoring business to an affiliate of Apax Partners for $200 million, net of cash sold and closing and other adjustments. 3M expects a pre-tax gain of approximately $100 million (or 12 cents per diluted share) in the fourth quarter of 2017 as a result of this divestiture. Refer to Note 2 for additional details.

In October 2017, 3M completed the acquisition of the underlying legal entities and associated assets of Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion, net of closing and other adjustments. The income from on-going operations, net of acquisition and integration costs, is expected to decrease earnings in the fourth quarter of 2017 by approximately 8 cents per diluted share. Refer to Note 2 for additional details.

During the fourth quarter of 2017, a debt extinguishment charge of approximately $95 million related to the repurchase of $305 million aggregate principal amount of the Company’s high coupon debt via tender offers is expected to decrease earnings by approximately 11 cents per diluted share. Refer to Note 8 for additional details.

Additionally in the fourth quarter of 2017, the Company will recognize additional incremental strategic investments comprised of growth initiatives and portfolio and footprint optimization charges. These incremental strategic investments are expected to decrease fourth quarter 2017 earnings year-on-year by approximately 6 cents to 10 cents per diluted share.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding sections entitled “Sales and operating income by business segment” and “Sales and operating income by geographic area” for discussion of sales change.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2017	2016	Change	2017	2016	Change
Cost of sales	49.4%	49.9%	(0.5)%	50.5%	49.7%	0.8%
Selling, general and administrative expenses	19.9	19.9	—	20.4	20.3	0.1
Research, development and related expenses	5.7	5.5	0.2	5.9	5.8	0.1
Gain from sale of businesses	—	—	—	(2.1)	(0.2)	(1.9)
Operating income	25.0%	24.7%	0.3%	25.3%	24.4%	0.9%

3M expects global defined benefit pension and postretirement expense in 2017 (before settlements, curtailments, special termination benefits and other) to increase by approximately $74 million pre-tax when compared to 2016,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). Refer to 3M’s Current Report on Form 8-K dated May 4, 2017 (MD&A section entitled Critical Accounting Estimates — Pension and Postretirement Obligations and Note 11, Pension and Postretirement Benefit Plans) for background concerning the change to the spot yield curve approach and other factors that will impact pension and postretirement expenses in 2017. The year-on-year increase in defined benefit pension and postretirement expense for the third quarter and first nine months of 2017 was $20 million and $64 million, respectively.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

In both the three and nine months ended September 30, 2017, strategic investments in growth initiatives, portfolio actions and footprint optimization, in addition to gains on divestitures, impacted 3M’s operating expenses. The table below reflects actual amounts within the period and does not include any year-on-year impacts.

	Three months ended	Nine months ended
(Millions)	September 30, 2017	September 30, 2017
Cost of sales	$18	$220
Selling, general and administrative expenses	57	185
Research, development and related charges	—	9
Gain on sale of businesses	—	(490)
Total	$75	$(76)

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of sales, decreased in the third quarter of 2017, helped by 6.6 percent organic sales volume growth and an approximate 1 percent year-on-year reduction in raw material input costs as a result of input management. This decrease was partially offset by year-on-year charges related to 3M’s optimization of its portfolio and supply chain footprint, foreign currency effects (net of hedge impacts), and higher defined benefit pension expense.

Cost of sales, measured as a percent of sales, increased in the first nine months of 2017 due to incremental strategic investments in productivity, portfolio actions and footprint optimization, foreign currency effects (net of hedge impacts), and higher defined benefit pension expense. This was partially offset by an approximate 1.5 percent year-on-year reduction in raw material input costs as a result of input management. Selling prices decreased net sales year-on-year by 0.1 percent in the first nine months of 2017.

Selling, General and Administrative Expenses:

SG&A in dollars increased 6.1 percent and 4.5 percent in the third quarter and first nine months of 2017, respectively, when compared to the same period last year, impacted by incremental strategic investments and higher defined benefit pension expense.

Research, Development and Related Expenses:

R&D in dollars increased $36 million and $93 million in the third quarter and first nine months of 2017, respectively, compared to the same period last year. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

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

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months and nine months ended September 30, 2017 versus the same periods last year.

	Three months ended	Nine months ended
(Percent of net sales)	September 30, 2017	September 30, 2017
Same period last year	24.7%	24.4%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity	0.9	0.8
Selling price and raw material impact	0.3	0.3
Foreign exchange impacts	(0.4)	(0.4)
Pension and postretirement benefit costs	(0.3)	(0.3)
Divestiture gains	—	1.9
Operating loss/(income) from divested businesses	0.4	0.1
Incremental strategic investments	(0.6)	(1.5)
Current period	25.0%	25.3%

Operating income margins increased 0.3 percentage points in the third quarter of 2017 and increased 0.9 percentage points in the first nine months of 2017 when compared to the same periods last year. 3M benefited from year-on-year divestiture gains (refer to Note 2), non-repeating net operating losses from divested businesses, higher organic local-currency sales growth and productivity. 3M also benefited from raw material cost decreases. Items that reduced operating income margins included year-on-year incremental strategic investments in growth, productivity and portfolio actions, in addition to charges related to 3M’s optimization of its portfolio and supply chain footprint. Additional items that reduced operating margins included foreign currency effects (net of hedge impacts) and higher year-on-year defined benefit pension expense.

Interest Expense and Income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Interest expense	$57	$50	$156	$135
Interest income	(13)	(8)	(33)	(20)
Total	$44	$42	$123	$115

Interest expense was higher in the third quarter and first nine months of 2017 compared to the same periods last year, largely due to higher U.S. average debt balances and higher interest rates. Interest income was higher in the third quarter and first nine months of 2017 compared to the same periods last year, due to higher average cash balances and cash yields.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2017	2016	2017	2016
Effective tax rate	28.3%	28.5%	26.1%	28.3%

The effective tax rate for the third quarter of 2017 was 28.3 percent, compared to 28.5 percent in the third quarter of 2016, a decrease of 0.2 percentage points. The effective tax rate for the first nine months of 2017 was 26.1 percent, compared to 28.3 percent in the first nine months of 2016, a decrease of 2.2 percentage points. The changes in the rates between years are impacted by many factors, as described further in Note 6.

The Company currently anticipates its 2017 full-year tax rate will be 26.0 to 27.0 percent. The rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits and changes in tax laws and employee share-based payment accounting; as well as recurring factors, such as geographic mix of income before taxes and foreign currency effects.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2017	2016	2017	2016
Net income attributable to noncontrolling interest	$4	$2	$9	$7

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $29 million and $108 million for the three and nine months ended September 30, 2017, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by $34 million and $99 million for the three and nine months ended September 30, 2017, respectively.

Significant Accounting Policies and Critical Accounting Estimates:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements. In addition, refer to the Critical Accounting Estimates section within MD&A of 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K).

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

Corporate and Unallocated operating expenses increased by $35 million and $36 million in the third quarter and first nine months of 2017, respectively, when compared to the same period last year. In both the first and second quarters of 2017, a portion of the severance actions were reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated increased by $8 million and $27 million, respectively, in the third quarter and first nine months of 2017 when compared to the same periods last year.

Operating Business Segments:

Information related to 3M’s business segments for the third quarter and first nine months of 2017 and 2016 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (millions)	$2,764	$2,603	$8,193	$7,856
Sales change analysis:
Organic local-currency	6.1%	(1.3)%	5.2%	(1.5)%
Acquisitions	—	1.6	—	2.1
Divestitures	(0.6)	(0.2)	(0.6)	(0.2)
Translation	0.7	0.7	(0.3)	(1.2)
Total sales change	6.2%	0.8%	4.3%	(0.8)%

Operating income (millions)	$614	$595	$1,762	$1,837
Percent change	3.1%	1.9%	(4.1)%	2.2%
Percent of sales	22.2%	22.9%	21.5%	23.4%

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

Third Quarter 2017 results:

Sales in Industrial totaled $2.8 billion, up 6.2 percent in U.S. dollars. Organic local-currency sales increased 6.1 percent, divestitures reduced sales by 0.6 percent, and foreign currency translation increased sales by 0.7 percent.

On an organic local-currency sales basis:

•	Sales grew in all businesses, led by advanced materials, industrial adhesives and tapes, and separations and purification sciences.
•	Abrasives, and automotive and aerospace solutions also showed positive growth, with strong performance in automotive OEM platforms.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam).

•

Acquisition sales growth in 2016 related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

Operating income:

•	Operating income margins decreased 0.7 percentage points, as third quarter footprint and portfolio actions reduced year-on-year operating income margins by 0.4 percentage points.

First Nine Months 2017 results:

Sales in Industrial totaled $8.2 billion, up 4.3 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent, divestitures reduced sales by 0.6 percent, and foreign currency translation reduced sales by 0.3 percent.

On an organic local-currency sales basis:

•	Sales grew in all businesses, led by advanced materials, automotive and aerospace solutions, and industrial adhesives and tapes.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•

Acquisition sales growth in 2016 related to the August 2015 acquisition of Membrana, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

Operating income:

•

Operating income margins decreased 1.9 percentage points, as divestiture impacts related to the first quarter 2016 sale of the Polyfoam business resulted in a net year-on-year operating income margin reduction of 0.4 percentage points. In addition, incremental strategic investments decreased first nine months margins by 0.9 percentage points.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (millions)	$1,529	$1,500	$4,603	$4,538
Sales change analysis:
Organic local-currency	6.0%	1.5%	4.6%	2.1%
Acquisitions	—	2.0	—	5.1
Divestitures	(4.9)	(2.1)	(3.0)	(2.2)
Translation	0.8	0.4	(0.2)	(1.9)
Total sales change	1.9%	1.8%	1.4%	3.1%

Operating income (millions)	$410	$372	$1,661	$1,152
Percent change	10.5%	11.7%	44.2%	9.4%
Percent of sales	26.8%	24.8%	36.1%	25.4%

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

Third Quarter 2017 results:

Sales in Safety and Graphics totaled $1.5 billion, up 1.9 percent in U.S. dollars. Organic local-currency sales increased 6.0 percent, divestitures reduced sales by 4.9 percent, and foreign currency translation increased sales by 0.8 percent.

On an organic local-currency sales basis:

•	Sales increases were led by personal safety, which continued to experience strong demand.
•	Sales also increased in roofing granules and transportation safety, while commercial solutions declined.

Acquisitions and divestitures:

•	Acquisition sales growth in 2016 reflected the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In January 2017, 3M sold its safety prescription eyewear business.
•

In May 2017, 3M closed on the sale and transfer of control of its identity management business. In June 2017, 3M completed the sale of its tolling and automated license/number plate recognition business.

Operating income:

•

Operating income margins increased 2.0 percentage points, benefiting from higher organic sales volume, partially offset by third quarter footprint and portfolio actions, which resulted in a year-on-year operating income margin reduction of 0.6 percentage points.

First Nine Months 2017 results:

Sales in Safety and Graphics totaled $4.6 billion, up 1.4 percent in U.S. dollars. Organic local-currency sales increased 4.6 percent, divestitures reduced sales by 3.0 percent, and foreign currency translation reduced sales by 0.2 percent.

On an organic local-currency sales basis:

•	Sales growth was led by personal safety.
•	Roofing granules and transportation safety showed positive growth, while commercial solutions was flat.

Acquisitions and divestitures:

•	Acquisition sales growth in 2016 reflected the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•	In the first quarter of 2016, 3M divested the remainder of the library systems business.
•	In January 2017, 3M sold its safety prescription eyewear business.
•

In the second quarter of 2017, 3M finalized the sale of its identity management business and tolling and automated license/number plate recognition business. 3M recorded a pre-tax gain of approximately $461 million as a result of these two divestitures.

Operating income:

•

Operating income margins increased 10.7 percentage points, largely driven by year-on-year divestiture gains that were partially offset by acquisition charges and incremental strategic investments, which combined resulted in a net operating income margin benefit of 9.7 percentage points.

In October 2017, 3M completed the acquisition of the underlying legal entities and associated assets of Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion, net of closing and other adjustments. This business will be reported within the Company’s Safety and Graphics business. Refer to Note 2 for additional details.

Also in October 2017, 3M completed the sale of its electronic monitoring business. The Company expects to reflect a pre-tax gain of approximately $100 million in the fourth quarter of 2017 as a result of this divestiture; which will be reported within the Safety and Graphics business. Refer to Note 2 for additional details.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (millions)	$1,476	$1,371	$4,339	$4,176
Sales change analysis:
Organic local-currency	6.9%	1.6%	4.1%	4.3%
Acquisitions	—	—	—	0.3
Translation	0.8	(0.4)	(0.2)	(1.8)
Total sales change	7.7%	1.2%	3.9%	2.8%

Operating income (millions)	$471	$431	$1,317	$1,350
Percent change	9.3%	(0.5)%	(2.4)%	5.0%
Percent of sales	31.9%	31.5%	30.4%	32.3%

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

Third Quarter 2017 results:

Sales in Health Care totaled $1.5 billion, up 7.7 percent in U.S. dollars. Organic local-currency sales increased 6.9 percent and foreign currency translation increased sales by 0.8 percent.

On an organic local-currency sales basis:

•

Sales increased in all businesses, led by drug delivery systems, food safety, medical consumables (which is comprised of the critical and chronic care business and infection prevention business), and oral care.

•	Sales also increased in health information systems.
•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong and Latin America.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kids. Refer to Note 2 for additional details.

Operating income:

•

Operating income margins increased 0.4 percentage points year-on-year, helped by organic local-currency sales growth. Incremental strategic investments, primarily related to accelerating future growth opportunities, reduced margins by 0.3 percentage points.

First Nine Months 2017 results:

Sales in Health Care totaled $4.3 billion, up 3.9 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent and foreign currency translation reduced sales by 0.2 percent.

On an organic local-currency sales basis:

•	Sales increased in drug delivery systems, food safety, medical consumables (which is comprised of the critical and chronic care and infection prevention businesses) and oral care.
•	Sales declined slightly in health information systems.

Acquisitions:

•

Acquisition sales growth in 2016 related to the March 2015 purchase of Ivera Medical Corp. Ivera is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kids.

Operating income:

•

Operating income margins decreased 1.9 percent year-on-year, as incremental strategic investments, primarily related to accelerating future growth opportunities, reduced margins by 1.1 percentage points.

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (millions)	$1,414	$1,250	$3,838	$3,468
Sales change analysis:
Organic local-currency	13.2%	(7.9)%	11.0%	(10.0)%
Divestitures	(0.1)	—	(0.2)	—
Translation	—	0.6	(0.2)	(0.6)
Total sales change	13.1%	(7.3)%	10.6%	(10.6)%

Operating income (millions)	$394	$304	$920	$716
Percent change	29.9%	(9.5)%	28.5%	(18.4)%
Percent of sales	27.9%	24.3%	24.0%	20.6%

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

Third Quarter 2017 results:

Sales in Electronics and Energy totaled $1.4 billion, up 13.1 percent in U.S. dollars. Organic local-currency sales increased 13.2 percent, divestitures reduced sales by 0.1 percent, and foreign currency translation was flat.

Total sales within the electronics-related businesses were up 18 percent and energy-related businesses sales were up 3 percent. Total sales increased 19 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 18 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased inclusion in OEM platforms globally, including semiconductor manufacturing, electronic assembly, data center and automotive electrification.

•	Sales increased 2 percent in 3M’s energy-related businesses, as sales increases in electrical markets were partially offset by sales declines in telecommunications.
•	Sales increased 20 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million.

Operating income:

•

Operating income margins increased 3.6 percentage points, driven by underlying productivity gains related to organic local-currency sales growth. Incremental strategic investments reduced margins by 0.3 percentage points.

First Nine Months 2017 results:

Sales in Electronics and Energy totaled $3.8 billion, up 10.6 percent in U.S. dollars. Organic local-currency sales increased 11.0 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation reduced sales by 0.2 percent.

Total sales within the electronics-related businesses were up 17 percent while energy-related businesses were flat. Total sales increased 17 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 17 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased inclusion in OEM platforms in addition to strengthened demand in consumer electronics.

•	Sales were flat in 3M’s energy-related businesses, as sales growth in electrical markets was offset by declines in telecommunications.
•	Sales increased 18 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million.

Operating income:

•

Operating income margins increased 3.4 percentage points, as benefits from higher organic volume were partially offset by first nine months of 2017 footprint and portfolio actions. These actions resulted in a year-on-year operating income margin reduction of 1.9 percentage points.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales (millions)	$1,236	$1,210	$3,415	$3,390
Sales change analysis:
Organic local-currency	1.9%	2.9%	0.5%	2.7%
Translation	0.3	1.1	0.2	(0.8)
Total sales change	2.2%	4.0%	0.7%	1.9%

Operating income (millions)	$307	$317	$724	$836
Percent change	(3.2)%	8.2%	(13.4)%	5.5%
Percent of sales	24.8%	26.2%	21.2%	24.7%

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

Third Quarter 2017 results:

Sales in Consumer totaled $1.2 billion, up 2.2 percent in U.S. dollars. Organic local-currency sales increased 1.9 percent, while foreign currency translation increased sales by 0.3 percent.

On an organic local-currency sales basis:

•	Sales grew in consumer health care, home improvement, and home care.
•	Strong performance in consumer brands, such as CommandTM damage-free mounting, ScotchBlueTM painter’s tape and FiltreteTM home filtration products, helped drive organic growth year-on-year.
•	The stationery and office supplies business declined due to continued channel inventory adjustments, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined 1.4 percentage points year-on-year, in part due to incremental strategic investments, which reduced margins by 1.1 percentage points.

First Nine Months 2017 results:

Sales in Consumer totaled $3.4 billion, up 0.7 percent in U.S. dollars. Organic local-currency sales increased 0.5 percent, while foreign currency translation increased sales by 0.2 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, consumer health care, and home care.
•	The stationery and office supplies business declined due to channel inventory adjustments, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined 3.5 percentage points year-on-year, in part due to incremental strategic investments, which reduced margins by 2.6 percentage points.

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

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At September 30, 2017, there was approximately $225 million in commercial paper issued and outstanding.

Total Debt:

The Company’s total debt was approximately $11.7 billion at both September 30, 2017 and December 31, 2016. In May 2016, 3M issued 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F).

In September 2016, 3M repaid $1 billion aggregate principal amount of fixed rate medium-term notes that matured. In June 2017, 3M repaid $650 million aggregate principal amount of fixed rate medium-term notes that matured.

In October 2017, 3M issued $650 million aggregate principal amount of 5.5-year fixed rate medium-term notes due 2023 with a coupon rate of 2.25%, $850 million aggregate principal amount of 10-year fixed rate medium-term notes due 2027 with a coupon rate of 2.875%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2047 with a coupon rate of 3.625%.

The proceeds from the debt issuance will be used to fund the notes repurchase described below, the purchase of Scott Safety (refer to Note 2 for details), and for general corporate purposes.

In October 2017, 3M, via cash tender offers, repurchased $305 million aggregate principal amount of its outstanding notes. This included $110 million of its $330 million principal amount of 6.375% notes due 2028 and $195 million of its $750 million principal amount of 5.70% notes due 2037. The Company will reflect an early debt extinguishment charge of approximately $95 million in the fourth quarter of 2017 within interest expense associated with the differential between the carrying value and the amount paid to acquire the tendered notes and related expenses.

As of September 30, 2017, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015 and the 2016 debt referenced above (excluding the October 2017 issuance above), is approximately $11.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K) .

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

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at September 30, 2017. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2017, this ratio was approximately 42 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, $290 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at September 30, 2017. These lines of credit are utilized in connection with normal business activities.

Cash, Cash Equivalents and Marketable Securities:

At September 30, 2017, 3M had $3.4 billion of cash, cash equivalents and marketable securities, of which approximately $3.3 billion was held by the Company’s foreign subsidiaries and approximately $140 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2016, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $2.35 billion and $350 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2017, and December 31, 2016.

(Millions)	September 30, 2017	December 31, 2016	Change
Total debt	$11,663	$11,650	$13
Less: Cash, cash equivalents and marketable securities	3,434	2,695	739
Net debt (non-GAAP measure)	$8,229	$8,955	$(726)

In the first nine months of 2017, net debt decreased by $726 million to a net debt balance of $8.2 billion, impacted by the increase in cash and cash equivalents and marketable securities.

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

Working Capital (non-GAAP measure):

(Millions)	September 30, 2017	December 31, 2016	Change
Current assets	$13,656	$11,726	$1,930
Less: Current liabilities	(6,598)	(6,219)	(379)
Working capital (non-GAAP measure)	$7,058	$5,507	$1,551

Various assets and liabilities, including cash and short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. Working capital is not defined under U.S. generally accepted accounting principles and may not be computed the same as similarly titled measures used by other companies. The Company defines working capital as current assets minus current liabilities. Working capital increased $1.551 billion compared to December 31, 2016. Current asset balance changes increased working capital by $1.930 billion, driven by increases in accounts receivable, and inventories (discussed further below), plus increases in cash. Current liability balance changes decreased working capital by $379 million, largely due to increases in other current liabilities and accrued payroll, partially offset by decreases in short-term debt. 3M believes working capital is meaningful to investors as a measure of operational efficiency and short-term financial health.

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

Accounts receivable turns (non-GAAP measure)
(Millions, except turns)	September 30, 2017	December 31, 2016
Quarterly net sales	$8,172	$7,329
Ending accounts receivable - net	$5,156	$4,392
Accounts receivable turns	6.34	6.67

Inventory turns (non-GAAP measure)
(Millions, except turns)	September 30, 2017	December 31, 2016
Quarterly cost of sales	$4,045	$3,716
Less: Freight and engineering	$165	$160
Manufacturing cost	$3,880	$3,556
Ending inventory	$3,975	$3,385
Inventory turns	3.91	4.20

Concerning accounts receivable, higher September 2017 sales compared to December 2016 sales contributed to the accounts receivable increase. On a seasonal basis, both accounts receivable and inventory turns are historically higher at year-end, driven by lower year-end accounts receivable and inventory balances.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2017	2016

Net income including noncontrolling interest	$4,344	$3,902
Depreciation and amortization	1,195	1,090
Company pension contributions	(311)	(320)
Company postretirement contributions	(3)	(3)
Company pension expense	207	144
Company postretirement expense	37	36
Stock-based compensation expense	266	244
Gain on sale of businesses	(490)	(40)
Income taxes (deferred and accrued income taxes)	144	55
Accounts receivable	(595)	(469)
Inventories	(436)	(15)
Accounts payable	(25)	(107)
Other — net	47	(64)
Net cash provided by operating activities	$4,380	$4,453

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2017, cash flows provided by operating activities decreased $73 million compared to the same period last year. Factors that decreased operating cash flows were increases in accounts receivable and inventories. The combination of accounts receivable, inventories and accounts payable increased working capital by $1.056 billion in the first nine months of 2017, compared to the working capital increases of $591 million in the first nine months of 2016. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2017	2016

Purchases of property, plant and equipment (PP&E)	$(914)	$(984)
Proceeds from sale of PP&E and other assets	18	18
Acquisitions, net of cash acquired	(12)	(17)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(310)	(242)
Proceeds from sale of businesses, net of cash sold	862	56
Other — net	2	(4)
Net cash used in investing activities	$(354)	$(1,173)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, pollution reduction, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in new growth capacity, both through expansion of current facilities and by building new facilities. 3M also invests in corporate laboratory facilities and information technology (IT). The Company expects 2017 capital spending to be approximately $1.4 billion.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first nine months of 2017 relate to the divestiture of the assets of the prescription safety eyewear, identity management, and tolling and automated license/number plate recognition businesses within the Safety and Graphics business segment.

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

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2017	2016

Change in short-term debt — net	$60	$(498)
Repayment of debt (maturities greater than 90 days)	(650)	(992)
Proceeds from debt (maturities greater than 90 days)	—	2,832
Total cash change in debt	$(590)	$1,342
Purchases of treasury stock	(1,564)	(2,829)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	582	741
Dividends paid to shareholders	(2,104)	(2,014)
Other — net	(23)	(20)
Net cash used in financing activities	$(3,699)	$(2,780)

Total debt was approximately $11.7 billion at both September 30, 2017 and year-end 2016. Changes in short-term debt includes the net impact of repayments and borrowings by international subsidiaries, in addition to commercial paper issuances, if any. Refer to the preceding “Total Debt” section for discussion of repayment of debt and proceeds from debt issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. The Company expects full-year 2017 gross share repurchases will be in the range of $2.0 billion to $2.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2017, 3M’s Board of Directors declared a first-quarter 2017 dividend of $1.175 per share, an increase of 6 percent. This is equivalent to an annual dividend of $4.70 per share and marked the 59th consecutive year of dividend increases for 3M. In May 2017, 3M’s Board of Directors declared a second-quarter 2017 dividend of $1.175 per share. In August 2017, 3M’s Board of Directors declared a third-quarter 2017 dividend of $1.175 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow for the nine months ended September 30, 2017 and 2016.

	Nine months ended
	September 30,
(Millions)	2017	2016

Major GAAP Cash Flow Categories
Net cash provided by operating activities	$4,380	$4,453
Net cash provided by (used in) investing activities	(354)	(1,173)
Net cash used in financing activities	(3,699)	(2,780)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$4,380	$4,453
Purchases of property, plant and equipment (PP&E)	(914)	(984)
Free cash flow	$3,466	$3,469
Net income attributable to 3M	$4,335	$3,895
Free cash flow conversion	80%	89%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 4, 2017 (which updated 3M’s 2016 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2017. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2017	1,245,580	$177.61	1,245,347	$6,835
February 1-28, 2017	1,038,362	$182.41	1,037,719	$6,645
March 1-31, 2017	1,168,893	$190.75	1,168,893	$6,422
Total January 1-March 31, 2017	3,452,835	$183.50	3,451,959	$6,422
April 1-30, 2017	934,900	$191.64	933,463	$6,244
May 1-31, 2017	1,017,290	$197.80	1,017,000	$6,042
June 1-30, 2017	396,770	$208.83	396,770	$5,960
Total April 1-June 30, 2017	2,348,960	$197.21	2,347,233	$5,960
Total January 1-June 30, 2017	5,801,795	$189.05	5,799,192	$5,960
July 1-31, 2017	431,272	$205.00	431,272	$5,871
August 1-31, 2017	572,552	$204.69	572,552	$5,754
September 1-30, 2017	893,559	$209.62	893,559	$5,567
Total July 1-September 30, 2017	1,897,383	$207.08	1,897,383	$5,567
Total January 1-September 30, 2017	7,699,178	$193.49	7,696,575	$5,567

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Date: October 31, 2017

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)