Form 10-K
period 2017-12-31
3M CO
filed 2018-02-08
CIK 66740

low

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 Per Share

Floating Rate Notes due 2018

1.500% Notes due 2026

Floating Rate Notes due 2020

0.375% Notes due 2022

0.950% Notes due 2023

1.750% Notes due 2030

1.500% Notes due 2031

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant, computed by reference to the closing price and shares outstanding, was approximately $149.2 billion as of January 31, 2018 (approximately $124.2 billion as of June 30, 2017, the last business day of the Registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2018: 595.5 million

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2017) for its annual meeting to be held on May 8, 2018, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2017

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

For the Year Ended December 31, 2017

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

At December 31, 2017, the Company employed 91,536 people (full-time equivalents), with 36,958 employed in the United States and 54,578 employed internationally.

Business Segments

As described in Notes 3 and 17, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. Business segment information presented herein reflects the impact of these changes for all periods presented.

3M manages its operations in five business segments. The reportable segments are Industrial, Safety and Graphics, Health Care, Electronics and Energy, and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements.

Industrial Business: The Industrial segment serves a broad range of markets, such as automotive original equipment manufacturer (OEM) and automotive aftermarket (auto body shops and retail), electronics and automotive electrification, appliance, paper and printing, packaging, food and beverage, and construction. Industrial products include tapes, a wide variety of coated, non-woven and bonded abrasives, adhesives, advanced ceramics, sealants, specialty materials, purification (filtration products), closure systems for personal hygiene products, acoustic systems products, and components and products that are used in the manufacture, repair and maintenance of automotive, marine, aircraft and specialty vehicles. 3M is also a leading global supplier of precision grinding technology serving customers in the area of hard-to-grind precision applications in industrial, automotive, aircraft and cutting tools. 3M develops and produces advanced technical ceramics for demanding applications in the automotive, oil and gas, solar, industrial, electronics and defense industries. In August 2015, 3M acquired assets and liabilities associated with Polypore International, Inc.’s Separations Media business, a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments. In the first quarter of 2016, 3M sold the assets of its pressurized polyurethane foam adhesives business, and in October 2016 sold the assets of its adhesive-backed temporary protective films business.

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

Safety and Graphics Business: The Safety and Graphics segment serves a broad range of markets that increase the safety and productivity of people, facilities and systems. Major product offerings include personal protection products, such as respiratory, hearing, eye and fall protection equipment; commercial solutions, including commercial graphics sheeting and systems, architectural design solutions for surfaces, and cleaning and protection products for commercial establishments; transportation safety solutions, such as retroreflective sign sheeting; and roofing granules for asphalt shingles. In August 2015, 3M acquired Capital Safety Group S.A.R.L., a leading global provider of fall protection equipment. As discussed in Note 2, in October 2017, 3M completed the acquisition of the underlying legal entities and associated assets of Scott Safety, a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments, and other safety devices that complement 3M’s personal safety portfolio. In January 2017, 3M sold the assets of its safety prescription eyewear business.

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

In transportation safety, 3M provides reflective sheeting used on highway signs, vehicle license plates, construction work-zone devices, trucks and other vehicles, and also provides pavement marking systems. In December 2015, 3M sold Faab Fabricauto, a French manufacturer of license plates and signage solutions, and in the first quarter of 2016 completed the sale of its library systems business. As discussed in Note 2, in May 2017, 3M completed the related sale or transfer of control, as applicable, of its identity management business. In June 2017, 3M also completed the sale of its tolling and automated license/number plate recognition business and in October 2017, sold its electronic monitoring business.

Other segment products include spill-control sorbents; nonwoven abrasive materials for floor maintenance and commercial cleaning; floor matting; and natural and color-coated mineral granules for asphalt shingles.

Health Care Business: The Health Care segment serves markets that include medical clinics and hospitals, pharmaceuticals, dental and orthodontic practitioners, health information systems, and food manufacturing and testing. Products and services provided to these and other markets include medical and surgical supplies, skin health and infection prevention products, oral care solutions (dental and orthodontic products), health information systems, inhalation and transdermal drug delivery systems, and food safety products. In March 2015, 3M acquired Ivera Medical Corp., a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

In advanced wound management, 3M is a supplier of medical tapes, dressings, wound closure products, orthopedic casting materials, in addition to acute wound care, skin integrity and disinfecting port protection products. In infection prevention, 3M markets a variety of surgical drapes, masks and preps, electrodes, stethoscopes, as well as sterilization assurance equipment and patient warming solutions designed to prevent hypothermia in surgical settings. Other products include drug delivery systems, such as metered-dose inhalers, transdermal skin patches and related components. Oral care solutions include restoratives, adhesives, finishing and polishing products, crowns, impression materials, preventive sealants, professional tooth whiteners, prophylaxis and orthodontic appliances, as well as digital workflow solutions to transform traditional impression and analog processes. In health information systems, 3M develops and markets computer software for hospital coding and data classification, and provides related consulting services. 3M provides food safety products that make it faster and easier for food processors to test the microbiological quality of food. As discussed in Note 2, in September 2017, 3M purchased all of the ownership interests of Elution Technologies, LLC, a Vermont-based manufacturer of test kits that help enable food and beverage companies ensure their products are free from certain potentially harmful allergens such as peanuts, soy or milk.

Electronics and Energy Business: The Electronics and Energy segment serves customers in electronics and energy markets, including solutions that improve the dependability, cost-effectiveness, and performance of electronic devices; electrical products, including infrastructure protection; telecommunications networks; and power generation and distribution.

This segment’s electronics solutions include the display materials and systems business, which provides films that serve numerous market segments of the electronic display industry. 3M provides distinct products for five market segments, including products for: 1) LCD computer monitors 2) LCD televisions 3) handheld devices such as cellular phones and tablets 4) notebook PCs and 5) automotive displays. This segment also provides desktop and notebook computer screen filters that address display light control, privacy, and glare reduction needs. Major electronics products also include packaging and interconnection devices; high performance fluids and abrasives used in the manufacture of computer chips, and for cooling electronics and lubricating computer hard disk drives; and high-temperature and display tapes. Flexible circuits use electronic packaging and interconnection technology, providing more connections in less space, and are used in ink-jet printer cartridges, cell phones and electronic devices. This segment also includes touch systems products, including touch screens, touch monitors, and touch sensor components. In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.

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

Research and Patents

Research and product development constitutes an important part of 3M’s activities and has been a major driver of 3M’s sales and profit growth. Research, development and related expenses totaled $1.850 billion in 2017, $1.735 billion in 2016 and $1.763 billion in 2015. Research and development, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.335 billion in 2017, $1.225 billion in 2016 and $1.223 billion in 2015. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

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

Raw Materials

In 2017, the Company continued to manage year-on-year raw material input costs, benefiting from input management, reformulations, and multi-sourcing activities. These efforts more than offset increasing costs in certain raw material categories in oil-derivative chemical feedstock markets. Oil-derivative cost increases also impact other feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is difficult to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories, strategic relationships with key suppliers, and development and qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts, price protection agreements and commodity price swaps.

Environmental Law Compliance

3M’s manufacturing operations are affected by national, state and local environmental laws around the world. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 15, Commitments and Contingencies).

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

In 2017, 3M expended about $33 million for capital projects related to protecting the environment. This amount excludes expenditures for remediation actions relating to existing matters caused by past operations that do not contribute to current or future revenues, which are expensed. Capital expenditures for environmental purposes have included pollution control devices — such as wastewater treatment plant improvements, scrubbers, containment structures, solvent recovery units and thermal oxidizers — at new and existing facilities constructed or upgraded in the normal course of business. Consistent with the Company’s emphasis on environmental responsibility, capital expenditures (other than for remediation projects) for known projects are presently expected to be about $66 million over the next two years for new or expanded programs to build facilities or modify manufacturing processes to minimize waste and reduce emissions.

While the Company cannot predict with certainty the future costs of such cleanup activities, capital expenditures or operating costs for environmental compliance, the Company does not believe they will have a material effect on its capital expenditures, earnings or competitive position.

Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 8, 2018).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2013-2017
Inge. G. Thulin	64	Chairman of the Board, President and Chief Executive Officer	2012

John P. Banovetz	50	Senior Vice President, Research and Development and Chief Technology Officer	2017

Managing Director, DACH Region, 2016-2017

Vice President, Corporate Research Laboratory, Research and Development, 2015-2016

Global Business Director, Industrial Adhesives and Tapes Division, 2012-2015

James L. Bauman	58	Executive Vice President, Industrial Business Group	2017	Executive Vice President, Electronics and Energy Business Group, 2015-2017 Senior Vice President, Business Transformation, Americas, 2015 Senior Vice President, Asia Pacific, 2012-2014

Julie L. Bushman	56	Executive Vice President, International Operations	2017	Senior Vice President, Business Transformation and Information Technology, 2013-2017 Executive Vice President, Safety and Graphics, 2012-2013

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held During 2013-2017
Joaquin Delgado	57	Executive Vice President, Consumer Business Group	2016	Executive Vice President, Health Care Business Group 2012-2016

Ivan K. Fong	56	Senior Vice President, Legal Affairs and General Counsel	2012

Nicholas C. Gangestad	53	Senior Vice President and Chief Financial Officer	2014	Vice President, Corporate Controller and Chief Accounting Officer, 2011-2014

Eric D. Hammes	43	Senior Vice President, Business Transformation & Information Technology	2017	Vice President, Corporate Controller and Chief Accounting Officer, 2014-2017 Vice President, Finance, International and Staff Operations, 2013-2014 Finance Director, Health Care Business, 2012-2013

Paul A. Keel	48	Senior Vice President, Business Development and Marketing-Sales	2017	Senior Vice President, Supply Chain, 2014-2017 Managing Director, 3M United Kingdom-Ireland Region, 2013-2014 Vice President and General Manager, Skin and Wound Care Division, 2010-2013

Ashish K. Khandpur	50	Executive Vice President, Electronics & Energy Business Group	2017

Senior Vice President, Research and Development, and Chief Technology Officer, 2014-2017

Vice President and General Manager, Personal Safety Division, 2014

Vice President, Research and Development, Industrial Business Group, 2013

Jon T. Lindekugel	53	Senior Vice President, Supply Chain	2017	Senior Vice President, Business Development and Marketing-Sales, 2015-2017 Senior Vice President, Business Development, 2014-2015 President, Health Information Systems Inc., 2008-2014

Frank R. Little	57	Executive Vice President, Safety and Graphics Business Group	2013	Vice President and General Manager, Personal Safety Division, 2013

Kristen M. Ludgate	55	Senior Vice President, Corporate Communications and Enterprise Services	2018

Vice President, Global Human Resources Business Operations, Human Resources, 2017-2018

Vice President, Associate General Counsel and Chief Compliance Officer, Compliance and Business Conduct, 2015-2017

Associate General Counsel, Labor and Employment, Office of General Counsel, 2013-2015

Marlene M. McGrath	55	Senior Vice President, Human Resources	2012

Michael F. Roman	58	Chief Operating Officer and Executive Vice President	2017

Executive Vice President, Industrial Business Group, 2014-2017

Senior Vice President, Business Development, 2013-2014

Vice President and General Manager, Industrial Adhesives and Tapes Division, 2011-2013

Hak Cheol Shin	60	Vice Chair and Executive Vice President	2017	Executive Vice President, International Operations, 2011-2017

Michael G. Vale	51	Executive Vice President, Health Care Business Group	2016	Executive Vice President, Consumer Business Group, 2012-2016

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

•	new business opportunities, product development, and future performance or results of current or anticipated products,
•	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•	the outcome of contingencies, such as legal and regulatory proceedings,
•	future levels of indebtedness, common stock repurchases and capital spending,
•	future availability of and access to credit markets,
•	pension and postretirement obligation assumptions and future contributions,
•	asset impairments,
•	tax liabilities,
•	information technology security, and
•	the effects of changes in tax (including the newly enacted Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an ERP system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company or its customers, suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service or cloud provider breaches, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of threats to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery, anti-corruption, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 15 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In the U.S., 3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 80 manufacturing facilities in 29 states. Internationally, the Company operates 125 manufacturing and converting facilities in 37 countries.

3M owns the majority of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial intersegment cooperation, properties are often used by multiple business segments.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 15, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2017, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2018, there were 78,331 shareholders of record. 3M’s stock is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $1.175 and $1.11 per share for each quarter in 2017 and 2016, respectively. Stock price comparisons follow:

Stock price comparisons (NYSE composite transactions)

(Per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017 High	$193.50	$214.57	$214.65	$244.23	$244.23
2017 Low	173.55	188.62	197.17	210.03	173.55
2016 High	$167.50	$175.14	$182.27	$180.06	$182.27
2016 Low	134.64	163.17	173.51	163.85	134.64

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

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2017	1,245,580	$177.61	1,245,347	$6,835
February 1-28, 2017	1,038,362	$182.41	1,037,719	$6,645
March 1-31, 2017	1,168,893	$190.75	1,168,893	$6,422
Total January 1-March 31, 2017	3,452,835	$183.50	3,451,959	$6,422
April 1-30, 2017	934,900	$191.64	933,463	$6,244
May 1-31, 2017	1,017,290	$197.80	1,017,000	$6,042
June 1-30, 2017	396,770	$208.83	396,770	$5,960
Total April 1-June 30, 2017	2,348,960	$197.21	2,347,233	$5,960
July 1-31, 2017	431,272	$205.00	431,272	$5,871
August 1-31, 2017	572,552	$204.69	572,552	$5,754
September 1-30, 2017	893,559	$209.62	893,559	$5,567
Total July 1-September 30, 2017	1,897,383	$207.08	1,897,383	$5,567
October 1-31, 2017	982,356	$220.27	980,804	$5,351
November 1-30, 2017	621,143	$231.38	621,143	$5,207
December 1-31, 2017	575,924	$237.86	575,924	$5,070
Total October 1-December 31, 2017	2,179,423	$228.08	2,177,871	$5,070
Total January 1-December 31, 2017	9,878,601	$201.13	9,874,446	$5,070

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Years ended December 31:
Net sales	$31,657	$30,109	$30,274	$31,821	$30,871
Net income attributable to 3M	4,858	5,050	4,833	4,956	4,659
Per share of 3M common stock:
Net income attributable to 3M — basic	8.13	8.35	7.72	7.63	6.83
Net income attributable to 3M — diluted	7.93	8.16	7.58	7.49	6.72
Cash dividends declared per 3M common share	4.70	4.44	3.075	3.59	3.395
Cash dividends paid per 3M common share	4.70	4.44	4.10	3.42	2.54
At December 31:
Total assets	$37,987	$32,906	$32,883	$31,374	$33,304
Long-term debt (excluding portion due within one year) and long-term capital lease obligations	12,156	10,723	8,799	6,764	4,367

Cash dividends declared and paid totaled $1.175 and $1.11 per share for each quarter in 2017 and 2016, respectively. 3M typically declares and pays dividends in the same quarter. In December 2013 and 2014, 3M declared dividends that were paid in the following first quarter.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 17,  effective in the first quarter of 2017, 3M improved the alignment of its businesses around markets and customers. Segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Earnings per share (EPS) attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the fourth quarter and year 2017 compared to the same period last year, in addition to 2016 compared to 2015.

	Three months ended	Year ended
(Earnings per diluted share)	December 31, 2017	December 31, 2017	December 31, 2016
Same period last year	$1.88	$8.16	$7.58
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/other productivity	0.33	0.86	0.16
Acquisitions and divestitures	(0.02)	0.54	0.14
Incremental strategic investments	(0.06)	(0.51)	0.14
Legal - respirator mask actuarial reserve	(0.07)	(0.07)	—
Foreign exchange impacts	—	(0.13)	(0.14)
Shares of common stock outstanding	—	0.08	0.24
Other net interest	(0.09)	(0.10)	(0.05)
Income tax rate, excluding Tax Cuts and Jobs Act (TCJA)	0.13	0.34	0.09
Current period, excluding TCJA	$2.10	$9.17	$8.16
TCJA enactment impact	(1.25)	(1.24)	—
Current period	$0.85	$7.93	$8.16

Year 2017 and fourth quarter EPS:

For the fourth quarter of 2017, net income attributable to 3M was $523 million, or $0.85 per diluted share, compared to $1.155 billion, or $1.88 per diluted share, in the fourth quarter of 2016, a decrease of 54.8 percent on a per diluted share.

Excluding the $762 million impact related to the enactment of the Tax Cuts and Jobs Act (TCJA), net income was $1.285 billion, or $2.10 per diluted share, an increase of 11.7 percent on a per diluted share basis compared to the fourth quarter of 2016. For the full year 2017, net income attributable to 3M was $4.858 billion, or $7.93 per diluted share, compared to $5.050 billion, or $8.16 per diluted share, for the full year 2016, a decrease of 2.8 percent on a per diluted share basis. Excluding the 2017 impact related to TCJA, net income was $5.620 billion, or $9.17 per diluted share, an increase of 12.4 percent on a per diluted share basis compared to 2016. The Company refers to various measures excluding the 2017 net impact of enactment of the Tax Cuts and Jobs Act. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the section that follows.

Organic growth/productivity in 2017 includes benefits from higher organic local-currency sales, raw material cost decreases from sourcing cost reduction projects, and business transformation, which is having a positive impact on 3M’s productivity efforts. These benefits were partially offset by higher defined benefit pension expenses. During both the fourth quarter and full year 2017, organic growth and productivity were the primary drivers for the year-on-year benefit.

Acquisitions and divestitures decreased earnings per diluted share by 2 cents year-on-year for the fourth quarter of 2017, while increasing earnings per diluted share by 54 cents year-on-year for the full year 2017. Acquisition impacts, which are measured for the first twelve months post-transaction, relate primarily to the acquisition of Scott Safety (fourth quarter 2017). The net impact related to Scott Safety includes income from operations, more than offset by the transaction and integration costs of the acquisition. Interest expense related to financing costs of Scott Safety are also included. The net impact related to Scott Safety was equivalent to a year-on-year decrease of 7 cents per diluted share. Full year 2017 had year-on-year operating income impacts from the following divestitures: Polyfoam and the remaining portion of the library system business (both in first quarter 2016), protective films business and cathode battery technology out-license business (both in fourth quarter 2016), prescription safety eyewear business (January 2017), identity management business and tolling and automated license/number plate recognition business (both in the second quarter of 2017), and electronic monitoring business (fourth quarter 2017). The incremental year-on-year pre-tax gain on divestiture impact, net of lost operating loss/(income) during the fourth quarter of 2017 was $26 million, or approximately 5 cents per diluted share. For the full year 2017, the year-on-year net pre-tax increase from divestitures was approximately $474 million, which is equivalent to a year-on-year increase of 61 cents per diluted share (primarily related to the identity management business). Additional discussion on divestitures is provided later within the “Divestitures and Strategic Investments” section.

Operating income results include year-on-year incremental strategic investments that decreased pre-tax earnings by approximately $51 million and $413 million in the fourth quarter and full year 2017, respectively. These incremental strategic investments are comprised of 3M’s investments in growth initiatives and optimization of its portfolio and supply chain footprint. Additional discussion on strategic investments is provided later within the “Divestitures and Strategic Investments” section.

In the fourth quarter of 2017, as a result of the Company’s regular review of its respirator mask/asbestos liabilities, the Company increased its accruals. This incremental increase resulted in a year-on-year decrease of 7 cents per diluted share. Refer to Note 15 for more details.

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $3 million and $111 million year-on-year in the fourth quarter and full year 2017, respectively, excluding the impact of foreign currency changes on tax rates. This had a minimal impact per diluted share in the fourth quarter of 2017, and is equivalent to a year-on-year decrease of 13 cents per diluted share for the full year 2017.

Weighted-average diluted shares outstanding in the fourth quarter and full year 2017 declined 0.1 percent and 1.0 percent year-on-year, respectively, which benefited earnings per share. The Company purchased $504 million and $2.1 billion of its own stock in the fourth quarter and full year 2017, respectively.

Other net interest decreased earnings per share for both fourth quarter and full year 2017, largely due to the loss on extinguishment of debt, higher U.S. average balances, and higher interest rates. The early extinguishment of debt resulted in a charge of $96 million, which contributed to a year-on-year decrease of 11 cents per diluted share for both the fourth quarter and full year 2017. Additionally, the portion of interest expense related to the financing costs of acquiring Scott Safety, which was equivalent to a year-on-year decrease of 2 cents per diluted share, is included in the acquisitions and divestitures impact described above.

As discussed in the section below, the Company recorded a net tax expense of $762 million related to the enactment of the TCJA, which was equivalent to a decrease of $1.25 per diluted share in the fourth quarter of 2017. The effective tax rate for the fourth quarter 2017 was 68.6 percent, an increase of 40.4 percentage points versus 2016. Excluding the impact of TCJA, the effective income tax rate was 23.0 percent in the fourth quarter 2017, a decrease of 5.2 percentage points versus 2016. For the full year 2017, the effective tax rate was 35.5 percent, an increase of 7.2 percentage points versus 2016. Excluding the impact of TCJA, the effective income tax rate was 25.4 percent in the full year 2017, a decrease of 2.9 percentage points versus 2016. Excluding the impact of TCJA, the fourth quarter and full year 2017 change in tax rate was driven largely by increasing benefits from our supply chain centers of expertise, favorable geographic mix and other items, as referenced in Note 9.

Income, earnings per share, and effective tax rate adjusted for impacts of the Tax Cuts and Jobs Act (TCJA) -  (non-GAAP measures):

During the fourth quarter of 2017, 3M recorded a net tax expense of $762 million related to the enactment of the Tax Cuts and Jobs Act (TCJA). The expense is primarily related to the TCJA’s transition tax on previously unremitted earnings of non-U.S. subsidiaries and is net of remeasurement of 3M’s deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts. This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance. See additional information in Note 9. In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the net impact of enactment of the TCJA. This item represents a significant charge that impacted the Company’s financial results. Income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for this item is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of this item may not be comparable to similarly titled measures used by other companies.

	Three months ended December 31, 2017
	Q4 2016	Q4 2017
Adjusted income, earnings per share, & effective tax rate (non-GAAP measures) (Dollars in millions, except per share amounts)	Reported GAAP Measure	Reported GAAP Measure	Adjustment for TCJA	Adjusted Non-GAAP Measure

Operating income	$1,665	$1,821	$—	$1,821
Income before taxes	$1,610	$1,672	$—	$1,672
Provision for income taxes	$454	$1,147	$(762)	$385
Effective tax rate	28.2%	68.6%		23.0%

Net income attributable to 3M	$1,155	$523	$762	$1,285
Earnings per diluted share	$1.88	$0.85	$1.25	$2.10
Earnings per diluted share percent change		(54.8)%		11.7%

	Year ended December 31, 2017
	Year End 2016	Year End 2017
Adjusted income, earnings per share, & effective tax rate (non-GAAP measures) (Dollars in millions, except per share amounts)	Reported GAAP Measure	Reported GAAP Measure	Adjustment for TCJA	Adjusted Non-GAAP Measure

Operating income	$7,223	$7,820	$—	$7,820
Income before taxes	$7,053	$7,548	$—	$7,548
Provision for income taxes	$1,995	$2,679	$(762)	$1,917
Effective tax rate	28.3%	35.5%		25.4%

Net income attributable to 3M	$5,050	$4,858	$762	$5,620
Earnings per diluted share	$8.16	$7.93	$1.24	$9.17
Earnings per diluted share percent change		(2.8)%		12.4%

Year 2016 EPS:

For total year 2016, productivity and other increased earnings, helped by lower defined benefit pension and postretirement expenses, higher selling prices, lower raw material costs, and productivity benefits related to the fourth quarter 2015 restructuring. These benefits were partially offset by the impact of flat organic sales and lower asset utilization.

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

Restructuring actions (included within incremental strategic investments in the preceding table) resulted in an after-tax charge of 14 cents per diluted share in 2015, which provided a year-on-year benefit in 2016.

Foreign exchange impacts (net of hedging) decreased pre-tax earnings by approximately $127 million year-on-year in 2016, excluding the impact of foreign currency changes on tax rates. This was equivalent to a year-on-year decrease of 14 cents per diluted share for 2016.

Weighted-average diluted shares outstanding  in 2016 declined 3 percent versus 2015, which benefited earnings per share. The benefits from share repurchases, net of issuances, were partially offset by the adoption of ASU No. 2016-09, which increased the calculated number of diluted shares in 2016.

Higher average debt balances led to an increase in interest expense year-on-year in 2016.

The income tax rate was 28.3 percent in 2016, a decline of 0.8 percentage points versus last year. The 2016 change in tax rate was driven by a number of factors as referenced in Note 9, including the first quarter 2016 adoption of Accounting Standards Update (ASU) No. 2016-09 (discussed in Note 1).

Fourth quarter 2017 sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the fourth quarters of 2017 and 2016, followed by additional discussion of business segment results.

	Three months ended			Three months ended			2017 vs 2016
	December 31, 2017			December 31, 2016			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$2,718	34.0%	$527	$2,543	34.7%	$558	6.9%	(5.5)%
Safety and Graphics	1,545	19.3	406	1,343	18.3	271	15.0	50.0
Health Care	1,474	18.4	464	1,390	19.0	413	6.0	12.3
Electronics and Energy	1,321	16.6	334	1,175	16.0	325	12.5	2.6
Consumer	1,174	14.7	269	1,094	14.9	229	7.3	17.6
Corporate and Unallocated	(4)	—	(127)	2	—	(83)	—	—
Elimination of Dual Credit	(238)	(3.0)	(52)	(218)	(2.9)	(48)	—	—
Total Company	$7,990	100.0%	$1,821	$7,329	100.0%	$1,665	9.0%	9.4%

	Three months ended December 31, 2017
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	3.9%	—%	—%	3.0%	6.9%
Safety and Graphics	10.7	10.2	(9.1)	3.2	15.0
Health Care	3.1	0.1	—	2.8	6.0
Electronics and Energy	11.0	—	(0.3)	1.8	12.5
Consumer	5.4	—	—	1.9	7.3
Total Company	6.0%	1.8%	(1.5)%	2.7%	9.0%

From a business segment perspective, 3M achieved both total sales growth and organic local-currency sales growth (which includes organic volume and selling price impacts) in all five business segments. Operating income margins were 22.8 percent, with four of five business segments above 22 percent.

•

In Industrial, total sales increased 6.9 percent, or 3.9 percent on an organic local currency basis, with organic sales growth in abrasives, automotive and aerospace solutions, industrial adhesives and tapes, automotive aftermarket, and separation and purification. Organic sales declined in advanced materials. Operating income margins were 19.4 percent, down 2.5 percentage points, with the decline driven by incremental strategic investments and a fourth quarter 2016 gain on sale of the temporary protective films business.

•

In Safety and Graphics, total sales increased 15.0 percent, or 10.7 percent on an organic local currency basis. Organic sales grew in all businesses, led by personal safety, roofing granules, and transportation safety. Operating income margins were 26.3 percent, up 6.1 percentage points, with 2.4 percentage points of this increase driven by divestitures, partially offset by acquisitions and incremental strategic investments.

•

In Health Care, total sales increased 6.0 percent, or 3.1 percent on an organic local currency sales basis. Organic sales grew in food safety, health information systems, medical consumables, and oral care. Organic sales declined in drug delivery systems. Operating income margins were 31.5 percent, up 1.8 percentage points.

•

In Electronics and Energy, total sales increased 12.5 percent, or 11.0 percent on an organic local currency basis. Electronics-related organic sales increased 14 percent, with growth in both electronics materials solutions and display materials and systems. Energy-related organic sales increased 4 percent as growth in electrical markets was partially offset by declines in telecommunications markets. Operating income margins were 25.2 percent, down 2.5 percentage points. The fourth quarter 2016 gain on sale of intellectual property and fourth quarter 2017 incremental strategic investments negatively impacted operating income margins by 3.3 percentage points.

•

In Consumer, total sales increased 7.3 percent, or 5.4 percent on an organic local currency basis. Organic sales grew in consumer health care, home improvement, and stationery and office, while sales in home care were flat. Operating income margins were 22.9 percent, up 2.0 percentage points

Year 2017 sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the years ended December 31, 2017 and 2016. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning both 2017 versus 2016 results and 2016 versus 2015 results, including Corporate and Unallocated. Refer to Note 17 for additional information on business segments, including Elimination of Dual Credit.

							2017 vs 2016
	2017			2016			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Industrial	$10,911	34.5%	$2,289	$10,399	34.5%	$2,395	4.9%	(4.4)%
Safety and Graphics	6,148	19.4	2,067	5,881	19.5	1,423	4.5	45.3
Health Care	5,813	18.4	1,781	5,566	18.5	1,763	4.4	1.0
Electronics and Energy	5,159	16.3	1,254	4,643	15.4	1,041	11.1	20.4
Consumer	4,589	14.5	993	4,484	14.9	1,065	2.3	(6.8)
Corporate and Unallocated	1	—	(352)	7	—	(272)	—	—
Elimination of Dual Credit	(964)	(3.1)	(212)	(871)	(2.8)	(192)	—	—
Total Company	$31,657	100.0%	$7,820	$30,109	100.0%	$7,223	5.1%	8.3%

	Year ended December 31, 2017
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Industrial	4.9%	—%	(0.5)%	0.5%	4.9%
Safety and Graphics	6.1	2.2	(4.3)	0.5	4.5
Health Care	3.9	—	—	0.5	4.4
Electronics and Energy	11.0	—	(0.2)	0.3	11.1
Consumer	1.7	—	—	0.6	2.3
Total Company	5.2%	0.4%	(1.0)%	0.5%	5.1%

Fourth-quarter 2017 sales results by geographic area/business segment:

Percent change information compares the fourth quarter 2017 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended December 31, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,081	$2,474	$1,684	$756	$(5)	$7,990
% of worldwide sales	38.5%	31.0%	21.1%	9.4%	—	100.0%
Components of net sales change:
Volume — organic	3.1%	12.0%	5.4%	1.2%	—	5.8%
Price	(0.3)	(0.1)	1.4	1.3	—	0.2
Organic local-currency sales	2.8	11.9	6.8	2.5	—	6.0
Acquisitions	2.2	0.7	3.2	0.7	—	1.8
Divestitures	(2.0)	(0.7)	(1.7)	(1.5)	—	(1.5)
Translation	—	2.5	8.8	2.3	—	2.7
Total sales change	3.0%	14.4%	17.1%	4.0%	—	9.0%

Total sales change:
Industrial	0.5%	10.9%	15.4%	6.8%	—	6.9%
Safety and Graphics	9.8%	21.1%	28.1%	(0.2)%	—	15.0%
Health Care	1.1%	14.4%	11.7%	6.1%	—	6.0%
Electronics and Energy	6.1%	15.8%	13.4%	0.6%	—	12.5%
Consumer	4.7%	11.0%	16.9%	8.3%	—	7.3%

Organic local-currency sales change:
Industrial	0.5%	8.1%	6.1%	4.7%	—	3.9%
Safety and Graphics	9.4%	18.2%	12.4%	0.7%	—	10.7%
Health Care	1.0%	10.9%	3.3%	3.8%	—	3.1%
Electronics and Energy	7.2%	14.6%	6.0%	(1.6)%	—	11.0%
Consumer	4.7%	7.5%	7.9%	5.5%	—	5.4%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most electronics market segments in addition to strong growth in 3M’s Safety and Graphics business. In China/Hong Kong, total sales increased 21 percent and organic local-currency sales increased 18 percent. In Japan, total sales increased 6 percent, as organic local-currency sales growth of 7 percent was partially offset by foreign currency translation impacts.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa had total sales increase by 14 percent, with organic local-currency sales increases of 12 percent. West Europe total sales grew 18 percent, driven by foreign currency translation impacts, in addition to organic local-currency sales growth of 5 percent.

•

In the Latin America/Canada geographic area, total sales increased 7 percent in Mexico, driven by foreign currency translation impacts, in addition to organic local-currency sales growth of 3 percent. In Canada, total sales increased 13 percent, driven by organic local-currency sales growth of 8 percent. In Brazil, total sales and organic local-currency sales increased 3 percent.

Selling prices were up 0.2 percent year-on-year for the fourth quarter of 2017. In Asia Pacific, strong volume growth in electronics had a negative impact on price. EMEA and Latin America/Canada had price growth, while U.S. selling prices declined slightly.

Year 2017 sales results by geographic area/business segment:

Percent change information compares the full year 2017 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2017
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$12,372	$9,809	$6,456	$3,033	$(13)	$31,657
% of worldwide sales	39.1%	31.0%	20.4%	9.5%	—	100.0%
Components of net sales change:
Volume — organic	2.8%	11.5%	2.5%	2.5%	—	5.2%
Price	(0.3)	(0.3)	0.7	1.1	—	—
Organic local-currency sales	2.5	11.2	3.2	3.6	—	5.2
Acquisitions	0.5	0.2	0.7	0.2	—	0.4
Divestitures	(1.5)	(0.4)	(0.8)	(1.4)	—	(1.0)
Translation	—	(0.1)	1.7	2.2	—	0.5
Total sales change	1.5%	10.9%	4.8%	4.6%	—	5.1%

Total sales change:
Industrial	3.0%	7.3%	5.9%	4.9%	—	4.9%
Safety and Graphics	1.3%	8.8%	8.4%	0.6%	—	4.5%
Health Care	3.7%	8.6%	1.4%	9.3%	—	4.4%
Electronics and Energy	1.0%	16.9%	2.2%	3.1%	—	11.1%
Consumer	0.2%	7.8%	1.7%	7.2%	—	2.3%

Organic local-currency sales change:
Industrial	3.9%	7.9%	4.2%	3.2%	—	4.9%
Safety and Graphics	4.2%	10.5%	6.6%	2.6%	—	6.1%
Health Care	3.7%	8.5%	0.2%	7.0%	—	3.9%
Electronics and Energy	2.0%	17.0%	—%	1.4%	—	11.0%
Consumer	0.2%	7.0%	(0.2)%	4.2%	—	1.7%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, where 3M’s Electronics and Energy business is concentrated, sales benefited from strengthened demand across most electronics market segments, in addition to strong growth in 3M’s Safety and Graphics business. Total sales in China/Hong Kong grew 16 percent and Japan grew 5 percent. On an organic local-currency sales basis, China/Hong Kong grew 18 percent and Japan grew 8 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa total sales and organic local-currency grew 5 percent. West Europe total sales grew 5 percent, with organic local-currency sales growth of 3 percent along with an increase related to foreign currency translation.

•

In the Latin America/Canada geographic area, total sales increased 4 percent in Mexico, as organic local-currency sales growth of 6 percent was partially offset by divestitures. In Canada, total sales increased 8 percent, with organic-local currency sales growth of 7 percent. In Brazil total sales growth of 9 percent was driven by foreign currency translation, while organic local-currency sales increased 2 percent.

Foreign currency translation increased year-on-year sales by 0.5 percent, with the translation-related sales increase in Latin America/Canada and EMEA partially offset by the decreases in Asia Pacific. Selling prices were flat year-on-year for 2017. In Asia Pacific, strong volume growth in electronics had a negative impact on price. Latin America/Canada and EMEA had price growth, while the U.S. selling prices declined slightly.

Year 2016 sales results by geographic area/business segment:

Percent change information compares the full year 2016 with the full year 2015, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2016
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$12,188	$8,847	$6,163	$2,901	$10	$30,109
% of worldwide sales	40.5%	29.4%	20.5%	9.6%	—	100.0%
Components of net sales change:
Volume — organic	0.7%	(2.5)%	(0.6)%	(2.4)%	—	(0.8)%
Price	(0.2)	(0.3)	1.0	6.1	—	0.7
Organic local-currency sales	0.5	(2.8)	0.4	3.7	—	(0.1)
Acquisitions	1.3	0.7	1.7	1.3	—	1.2
Divestitures	(0.6)	(0.2)	(0.7)	(0.3)	—	(0.4)
Translation	—	0.2	(2.5)	(7.4)	—	(1.2)
Total sales change	1.2%	(2.1)%	(1.1)%	(2.7)%	—	(0.5)%

Total sales change:
Industrial	(1.6)%	0.9%	2.8%	(2.2)%	—	0.1%
Safety and Graphics	6.9%	1.6%	(2.7)%	—%	—	2.5%
Health Care	3.0%	8.2%	(2.4)%	(1.2)%	—	2.1%
Electronics and Energy	(1.9)%	(11.4)%	(2.6)%	(9.2)%	—	(8.4)%
Consumer	2.4%	7.2%	(8.2)%	(5.9)%	—	1.2%

Organic local-currency sales change:
Industrial	(2.1)%	(0.7)%	1.8%	4.8%	—	(0.1)%
Safety and Graphics	2.9%	1.4%	0.2%	4.2%	—	2.1%
Health Care	2.6%	8.0%	1.2%	6.9%	—	3.6%
Electronics and Energy	(1.9)%	(11.4)%	(1.0)%	(2.3)%	—	(7.8)%
Consumer	2.4%	6.0%	(6.2)%	0.1%	—	1.8%

Sales totaled $30.1 billion, a decrease of 0.5 percent from 2015. Organic local-currency sales declined 0.1 percent, with organic volume declines of 0.8 percent largely offset by selling price increases of 0.7 percent. Acquisitions added 1.2 percent to sales, while divestitures reduced sales by 0.4 percent. Foreign currency translation reduced sales by 1.2 percent year-on-year.

Total sales increased 1.2 percent in the United States, and declined 1.1 percent in EMEA, 2.1 percent in Asia Pacific, and 2.7 percent in Latin America/Canada. Organic local-currency sales grew 3.7 percent in Latin America/Canada, 0.5 percent in the United States, 0.4 percent in EMEA, and declined 2.8 percent in Asia Pacific.

Financial condition:

3M generated $6.2 billion of operating cash flow in 2017, a decrease of $422 million when compared to 2016. This followed an increase of  $242 million when comparing 2016 to 2015. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock. This program has no pre-established end date. In 2017, the Company purchased $2.1 billion of its own stock, compared to purchases of $3.8 billion in 2016 and $5.2 billion in 2015. The Company expects to purchase $2.0 billion to $5.0 billion of its own stock in 2018. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This marked the 60th consecutive year of dividend increases for 3M. The Company has an AA- credit rating, with a stable outlook, from Standard & Poor’s and an A1 credit rating, with a stable outlook, from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

Raw materials:

In 2017, the Company continued to manage year-on-year raw material input costs, benefiting from input management, reformulations, and multi-sourcing activities. These efforts more than offset increasing costs in certain raw material categories in oil-derivative chemical feedstock markets. Oil-derivative cost increases also impact other feedstock categories, including petroleum based materials, minerals, metals and wood pulp based products. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is difficult to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories, strategic relationships with key suppliers, and development and qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts, price protection agreements and commodity price swaps.

Pension and postretirement defined benefit/contribution plans:

On a worldwide basis, 3M’s pension and postretirement plans were 87 percent funded at year-end 2017. The primary U.S. qualified pension plan, which is approximately 67 percent of the worldwide pension obligation, was 94 percent funded and the international pension plans were 90 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2017 for the primary U.S. qualified pension plan were 12.4%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2018 is 7.25%, consistent with 2017. The primary U.S. qualified pension plan year-end 2017 discount rate was 3.68%, down 0.53 percentage points from the year-end 2016 discount rate of 4.21%. The decrease in U.S. discount rates resulted in an increased valuation of the projected benefit obligation (PBO). The primary U.S. qualified pension plan’s funded status increased 4 percentage points in 2017 as strong plan assets returns and $800 million in contributions increased asset values in excess of the higher PBO due to the significant discount rate decline. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 12 (Pension and Postretirement Benefit Plans).

3M expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans in 2018. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018. 3M expects global defined benefit pension and postretirement expense in 2018 (before settlements, curtailments, special termination benefits and other) to increase by approximately $76 million pre-tax when compared to 2017. Refer to “Critical Accounting Estimates” within MD&A and Note 12 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

Divestitures and strategic investments:

In both the fourth quarter and full year of 2017, the Company continued to accelerate investments in growth initiatives and footprint optimization. In addition, the Company divested certain businesses as it continued to focus its portfolio on opportunities that create greater value for its shareholders. As shown below, these divestitures and strategic investments led to a net year-on-year decrease of approximately $0.01 per diluted share and a benefit of $0.10 per diluted share, respectively, for the three months and year ended December 31, 2017:

	Three months ended December 31, 2017		Year ended December 31, 2017
Divestiture impacts and strategic investments net benefit/(cost) (in millions, except per share amounts)	Pre-tax impact	Impact per diluted share after-tax	Pre-tax impact	Impact per diluted share after-tax
Divestiture impacts:
2017 divestiture gains	$96		$586
Less: prior year divestiture gains	(71)		(111)
Year-on-year lost operating loss/(income) from divested businesses	1		(1)
Year-on-year divestiture impacts, net of operating loss/(income)	$26	$0.05	$474	$0.61
Strategic investments:
2017 portfolio and footprint optimization activities:
Restructuring actions and exit activities, net of adjustments	$(20)		$(143)
Asset charges and accelerated depreciation	(40)		(180)
Other costs	(4)		(30)
Less: prior year portfolio and footprint optimization activities	19		40
Year-on-year portfolio and footprint optimization	(45)	$(0.05)	(313)	$(0.39)
Incremental year-on-year growth initiatives	(6)		(100)
Total incremental strategic investments	$(51)	$(0.06)	$(413)	$(0.51)
Year-on-year divestiture impacts and strategic investments net benefit/(cost)	$(25)	$(0.01)	$61	$0.10

The total pre-tax year-on-year divestiture impacts, net of strategic investments from the table above, are further detailed below by business group:

	Three months ended	Year ended
(Millions)	December 31, 2017	December 31, 2017
Industrial	$(79)	$(193)
Safety and Graphics	93	553
Health Care	6	(43)
Electronics and Energy	(40)	(120)
Consumer	2	(86)
Corporate and Unallocated	(7)	(50)
Total pretax divestiture gains, net of strategic investments	$(25)	$61

2017 announced and 2018 closed divestitures:

In December 2017, 3M announced it had reached an agreement to sell substantially all of its Communications Markets Division, which consists of optical fiber and copper passive connectivity solutions, structured cabling solutions, and telecommunications system integration services. The business has annual global sales of approximately $400 million. The Company expects a pre-tax gain of approximately $500 million in 2018 as a result of this divestiture. 3M expects to realize a gain of approximately $0.40 per diluted share from this transaction, net of actions related to this divestiture. Refer to Note 2 for additional discussion.

In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring. This business has annual sales of approximately $15 million. The transaction is expected to result in a pre-tax gain of less than $20 million that will be reported within the Company’s Safety and Graphics business. Refer to Note 2 for additional discussion.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

				2017 versus	2016 versus
(Percent of net sales)	2017	2016	2015	2016	2015
Cost of sales	50.6%	49.9%	50.9%	0.7%	(1.0)%
Selling, general and administrative expenses	20.8	20.7	20.6	0.1	0.1
Research, development and related expenses	5.8	5.8	5.8	—	—
Gain on sale of businesses	(1.9)	(0.4)	(0.2)	(1.5)	(0.2)
Operating income margin	24.7%	24.0%	22.9%	0.7%	1.1%

Operating income margins increased in 2017 versus 2016, driven by gains from sale of businesses, partially offset by cost of sales increases. A number of factors impact the various income statement line items, such as raw material cost management, strategic investments, divestitures, foreign currency, cost management, and pension and postretirement effects. Expanded discussion of each of the income statement line items follows in the various sections below. Pension and postretirement expense is recorded in cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). In total, 3M’s defined benefit pension and postretirement expense increased $82 million in 2017, compared to a decrease of $305 million in 2016. Refer to Note 12 (Pension and Postretirement Plans) for components of net periodic benefit cost and the assumptions used to determine net cost.

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

In 2017, as referenced above in the “Divestitures and strategic investments” section, 3M incurred $413 million in incremental strategic actions, primarily reported within the cost of sales and SG&A income statement line items.

Of these strategic investments, 3M incurred $96 million (net of adjustments) in restructuring actions and $47 million in exit activities during 2017. In addition, in the fourth quarter of 2015, 3M incurred $114 million in restructuring charges. Refer to Note 4 for additional information on the impact to operating expenses.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales as a percent of sales increased during 2017 due to incremental strategic investments in productivity, portfolio actions and footprint optimization, foreign currency effects (net of hedge impacts) and higher defined benefit pension expense. This was partially offset by a year-on-year reduction in raw material input costs as a result of sourcing cost reduction projects. Selling prices were flat year-on-year for the full year 2017.

Cost of sales as a percent of sales decreased in 2016 due to the combination of selling price increases and raw material cost decreases, as selling prices increased net sales by 0.7 percent and raw material cost deflation was favorable by approximately 3.5 percent year-on-year. In addition, cost of sales as a percent of sales benefited from lower defined benefit pension and postretirement costs. Fourth quarter 2015 restructuring charges also provided a favorable year-on-year comparison.

Selling, General and Administrative Expenses:

SG&A increased $350 million year-on year, or 5.6 percent, during 2017 due to incremental strategic investments and higher defined benefit pension expense. SG&A decreased $7 million, or 0.1 percent, in 2016 when compared to 2015, with 2016 results benefiting from foreign currency translation, and productivity benefits related to the fourth quarter 2015 restructuring. In addition, SG&A in 2016 benefited from lower defined benefit pension and postretirement expense. Fourth quarter 2015 restructuring charges also provided a favorable year-on-year comparison.

Research, Development and Related Expenses:

R&D increased $115 million year-on-year and decreased $28 million year-on-year in 2017 and 2016, respectively. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. R&D, measured as a percent of sales, was 5.8 percent in 2017, 2016, and 2015.

Gain on Sale of Businesses:

In 2017, 3M sold the assets of its safety prescription eyewear business, completed the related sale or transfer of control, as applicable, of its identity management business, sold its tolling and automated license/number plate recognition and electronic monitoring businesses, and sold the assets of its electrical marking/labeling business. On a combined basis, these divestitures resulted in a gain on the sale of businesses of $586 million. 3M also divested certain businesses in 2016 and 2015, resulting in gains of $111 million and $47 million, respectively. Refer to Note 2 for additional detail on these divestitures.

Operating Income Margin:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for 2017 and 2016.

	Three months ended	Year ended
(Percent of net sales)	December 31, 2017	December 31, 2017	December 31, 2016
Same period last year	22.7%	24.0%	22.9%
Increase/(decrease) in operating income margin, due to:
Organic volume/other productivity	1.5	1.1	(1.0)
Acquisitions and divestitures	(0.3)	1.4	0.2
Incremental strategic investments	(0.7)	(1.4)	0.1
Selling price and raw material impact	0.4	0.4	1.0
Foreign exchange impacts	(0.6)	(0.5)	(0.2)
Pension and postretirement benefit costs	(0.2)	(0.3)	1.0
Current period	22.8%	24.7%	24.0%

Year 2017 and fourth quarter operating income:

Operating income margins increased 0.1 percentage points in the fourth quarter of 2017 and increased 0.7 percentage points for the full year 2017 when compared to the same periods last year. 3M benefited from higher organic local-currency sales growth and productivity, partially offset by actuarial adjustments to the Company’s respirator mask/asbestos liability accrual. Acquisitions and divestitures consist of the transactions and integration costs, net of income, that relate to the acquisition of Scott Safety, in addition to the year-on-year divestiture gains (refer to Note 2) and non-repeating operating losses from divested businesses, which combined, reduced operating margins in the fourth quarter of 2017 and benefited operating income margins for the full year 2017. Items that reduced operating margins were incremental strategic investments in growth, productivity and portfolio actions, in addition to charges related to 3M’s optimization of its portfolio and supply chain footprint. For full year 2017, the benefit from year-on-year divestiture gains and non-repeating net operating losses from divested businesses (primarily related to the sale of Identity

Management) was partially offset by the impact of the Scott Safety acquisition noted earlier. 3M also benefited from raw material sourcing cost reduction projects. Lastly, operating margins were reduced by foreign currency effects (net of hedge impacts) and higher year-on-year defined benefit pension expense.

Year 2016 operating income:

Operating income margins were 24.0 percent in 2016 compared to 22.9 percent in 2015, an increase of 1.1 percentage points. 3M benefited from the combination of higher selling prices and lower raw material costs, plus lower year-on-year defined benefit pension and postretirement expense. Acquisitions and divestitures had a favorable impact on operating margins. This included solid performances from both the Capital Safety and Membrana acquisitions. Divestiture impacts relate to the Polyfoam business, the library systems business, and the license plate converting business in France. In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business and its cathode battery technology out-licensing business. Items that reduced operating income margins included 2016 strategic investments, as 3M took actions to better optimize its manufacturing footprint and accelerated growth investments across its businesses. Foreign currency impacts (net of hedging) also reduced operating income margins. Organic volume, productivity, and other decreased operating margins as a result of lower asset utilization, primarily in the Industrial, and Electronics and Energy businesses. Also, 3M had an unfavorable arbitration ruling on an insurance claim, commercial litigation settlements related to Andover Healthcare and TransWeb, and accruals for respirator mask/asbestos liabilities. These declines within organic volume, productivity, and other were partially offset by 2015 restructuring charges, which provided a favorable year-on-year comparison, and productivity benefits in 2016 related to the 2015 restructuring actions.

Other Expense (Income), Net:

See Note 5 for a detailed breakout of this line item.

Interest expense increased during 2017 and 2016 due to higher average debt balances and higher U.S. borrowing costs. In addition, in October 2017, via cash tender offers, 3M repurchased $305 million aggregate principal amount of its outstanding notes. The Company recorded an early debt extinguishment charge of $96 million in the fourth quarter of 2017, which was included within interest expense. Capitalized interest related to property, plant and equipment construction in progress is recorded as a reduction to interest expense. Capitalized interest was $12 million, $10 million, and $13 million, in 2017, 2016 and 2015, respectively.

Interest income increased year-on-year in both 2017 and 2016 due to higher average interest rates.

Provision for Income Taxes:

(Percent of pre-tax income)	2017	2016	2015
Effective tax rate	35.5%	28.3%	29.1%

The effective tax rate for 2017 was 35.5 percent, compared to 28.3 percent in 2016, an increase of 7.2 percentage points. The effective tax rate for 2016 was 28.3 percent, compared to 29.1 percent in 2015, a decrease of 0.8 percentage points. The changes in the tax rates between years were impacted by many factors, including the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 as further described in the Overview, “Income, earnings per share, and effective tax rate adjusted for impacts of the Tax Cuts and Jobs Act (TCJA) -(non-GAAP measures)” section and in Note 9. During the fourth quarter of 2017, 3M recorded a net tax expense of $762 million related to the enactment of the TCJA. The expense is primarily related to the TCJA’s transition tax on previously unremitted earnings of non-U.S. subsidiaries and is net of remeasurement of 3M’s deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts. This provisional amount is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

The TCJA establishes new tax laws that will also affect 2018 and future periods, including, but not limited to: 1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent, 2) the creation of the base erosion anti-abuse tax (BEAT), 3) the creation of a new provision designed to tax global intangible low-taxed income (GILTI), 4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, 5) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, 6) limitations on the deductibility of certain executive compensation, and 7) the repeal of the domestic production activity deduction. Considering the impacts of the TCJA and other factors, the Company currently estimates its effective tax rate for 2018 will be approximately 20 to 22 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, measurement period adjustment effects on the provisional items and remaining analyses to complete noted in Note 9 related to the 2017 impact of the TCJA, employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 9 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2017	2016	2015
Net income attributable to noncontrolling interest	$11	$8	$8

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The amount primarily relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $111 million and $127 million in 2017 and 2016, respectively. These estimates include the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $152 million and $69 million in 2017 and 2016, respectively. Refer to Note 13 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

PERFORMANCE BY BUSINESS SEGMENT

For a detailed discussion of the markets served and types of products offered by 3M’s business segments, see Item 1, Business Segments. Financial information and other disclosures are provided in the Notes to the Consolidated Financial Statements. Effective in the first quarter of 2017, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes:

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

Corporate and Unallocated operating expenses increased by $80 million in 2017 when compared to 2016. In both the first and second quarters of 2017, a portion of the severance actions were reflected in Corporate and Unallocated. In the fourth quarter, an incremental $58 million was reflected within Corporate and Unallocated related to the Company’s actuarial adjustments to its respirator mask/asbestos liability accrual. In addition, 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated increased by approximately $30 million in 2017.

Corporate and Unallocated operating expenses decreased by $77 million in 2016 when compared to 2015. 3M’s defined benefit pension and postretirement expense allocation to Corporate and Unallocated decreased by $223 million in 2016 when compared to 2015. In addition, the portion of the 2015 restructuring actions charged to corporate ($37 million) provided a favorable year-on-year comparison. These decreases were partially offset by an increase in legal expenses related to an unfavorable second quarter 2016 arbitration ruling on an insurance claim, commercial litigation settlements related to Andover Healthcare and TransWeb, and accruals for respirator mask/asbestos liabilities.

Operating Business Segments:

Each of 3M’s business segments were impacted by the following pre-tax amounts:

Incremental divestiture gains, net of strategic investments charges, by business segment:

(Millions)	2017
Industrial	(193)
Safety and Graphics	553
Health Care	(43)
Electronics and Energy	(120)
Consumer	(86)
Corporate and Unallocated	(50)
Total	$61

Restructuring charge by business segment:

(Millions)	Fourth Quarter 2015
Industrial	42
Safety and Graphics	11
Health Care	9
Electronics and Energy	12
Consumer	3
Corporate and Unallocated	37
Total	$114

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

The following discusses total year results for 2017 compared to 2016 and 2016 compared to 2015, for each business segment. Refer to the preceding year 2017 and 2016 sales results by geographic area/business segment sections for additional sales change information.

Industrial Business (34.5% of consolidated sales):

	2017	2016	2015
Sales (millions)	$10,911	$10,399	$10,388
Sales change analysis:
Organic local-currency	4.9%	(0.1)%
Acquisitions	—	1.6
Divestitures	(0.5)	(0.3)
Translation	0.5	(1.1)
Total sales change	4.9%	0.1%

Operating income (millions)	$2,289	$2,395	$2,277
Percent change	(4.4)%	5.2%
Percent of sales	21.0%	23.0%	21.9%

Year 2017 results:

Sales in Industrial totaled $10.9 billion, up 4.9 percent in U.S. dollars. Organic local-currency sales increased 4.9 percent, divestitures reduced sales by 0.5 percent, and foreign currency translation increased sales by 0.5 percent.

On an organic local-currency sales basis:

•	Sales grew in all businesses, led by advanced materials, automotive and aerospace solutions, industrial adhesives and tapes, and abrasives.

Acquisitions and divestitures:

•	There were no acquisitions or divestitures that closed during 2017. The year-on-year divestiture sales change was due to the impact of 2016 activity.

Operating income:

•

Operating income margins decreased 2.0 percentage points, as divestiture impacts related to the first quarter 2016 sale of the Polyfoam business resulted in a net year-on-year operating income margin reduction of 0.7 percentage points. In addition, incremental strategic investments decreased margins by 1.0 percentage points.

Year 2016 results:

Sales totaled $10.4 billion, up 0.1 percent in U.S. dollars. Organic local-currency sales were flat, acquisitions added 1.6 percent, divestitures reduced sales by 0.3 percent, and foreign currency translation reduced sales by 1.1 percent. The flat organic local-currency sales impact reflected economic challenges in the global industrial sector. Industrial rebounded in the fourth quarter of 2016, when it reflected 4.5 percent organic local-currency sales growth.

On an organic local-currency sales basis:

•	Sales grew in automotive and aerospace solutions, automotive aftermarket, and separation and purification.
•	Sales declined in abrasives and industrial adhesives and tapes.
•	Sales also declined in advanced materials, primarily due to persistent weakness in the oil and gas end markets.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•

Acquisition sales growth in 2016 related to the acquisition of Membrana (closed in August 2015), a leading provider of microporous membranes and modules for filtration in the life sciences, industrial, and specialty segments.

Operating income:

•

Operating income margins increased 1.1 percentage points, helped by the gain on sale of Polyfoam and its temporary protective films business, productivity benefits from fourth quarter 2015 restructuring actions, and lower raw materials costs.

Safety and Graphics Business (19.4% of consolidated sales):

	2017	2016	2015
Sales (millions)	$6,148	$5,881	$5,736
Sales change analysis:
Organic local-currency	6.1%	2.1%
Acquisitions	2.2	3.9
Divestitures	(4.3)	(1.8)
Translation	0.5	(1.7)
Total sales change	4.5%	2.5%

Operating income (millions)	$2,067	$1,423	$1,332
Percent change	45.3%	6.8%
Percent of sales	33.6%	24.2%	23.2%

Year 2017 results:

Sales in Safety and Graphics totaled $6.1 billion, up 4.5 percent in U.S. dollars. Organic local-currency sales increased 6.1 percent, acquisitions increased sales by 2.2 percent, divestitures reduced sales by 4.3 percent, and foreign currency translation increased sales by 0.5 percent.

On an organic local-currency sales basis:

•	Sales growth was led by personal safety and roofing granules.
•	Transportation safety showed positive growth, while the commercial solutions business was flat.

Acquisitions and divestitures:

•	In January 2017, 3M sold its safety prescription eyewear business.
•	In the second quarter of 2017, 3M finalized the sale of its identity management business and tolling and automated license/number plate recognition business.
•	In October 2017, 3M completed the acquisition of Scott Safety.
•	Also in October 2017, 3M completed the sale of its electronic monitoring business.
•	In February 2018, 3M closed on the sale of certain personal safety products primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•

Operating income margins increased 9.4 percentage points, largely driven by year-on-year divestiture gains that were partially offset by acquisition charges and incremental strategic investments, which combined resulted in a net operating income margin benefit of 8.6 percentage points.

Year 2016 results:

Sales totaled $5.9 billion, up 2.5 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent, and foreign currency translation reduced sales by 1.7 percent. Acquisitions added 3.9 percent, while divestitures reduced sales by 1.8 percent.

On an organic local-currency sales basis:

•	Sales growth was led by roofing granules, which had a consistently strong year.
•	Commercial solutions and personal safety also showed positive growth.
•	Sales declined in transportation safety (formerly traffic safety and security).

Acquisitions and divestitures:

•	Acquisition sales growth reflected the acquisition of Capital Safety in August 2015. Capital Safety is a leading global provider of fall protection equipment.
•

In the fourth quarter of 2015, 3M divested its license plate converting business in France and substantially all of its library systems business. In the first quarter of 2016, 3M divested the remainder of the library systems business.

Operating income:

•

Operating income margins increased 1.0 percentage point, benefiting from higher selling prices and lower raw material costs, plus productivity benefits related to fourth quarter 2015 restructuring actions that were partially offset by by margin dilution related to the Capital Safety acquisition, and divestiture impacts on margins.

Health Care Business (18.4% of consolidated sales):

	2017	2016	2015
Sales (millions)	$5,813	$5,566	$5,449
Sales change analysis:
Organic local-currency	3.9%	3.6%
Acquisitions	—	0.2
Translation	0.5	(1.7)
Total sales change	4.4%	2.1%

Operating income (millions)	$1,781	$1,763	$1,730
Percent change	1.0%	1.9%
Percent of sales	30.6%	31.7%	31.7%

Year 2017 results:

Sales in Health Care totaled $5.8 billion, up 4.4 percent in U.S. dollars. Organic local-currency sales increased 3.9 percent and foreign currency translation increased sales by 0.5 percent.

On an organic local-currency sales basis:

•	Sales increased in all businesses, led by drug delivery systems, food safety, and medical consumables (which is comprised of the critical and chronic care and infection prevention businesses).

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•

Operating income margins decreased 1.1 percent year-on-year, as incremental strategic investments, primarily related to accelerating future growth opportunities, reduced margins by 0.7 percentage points.

Year 2016 results:

Sales totaled $5.6 billion, an increase of 2.1 percent in U.S. dollars. Organic local-currency sales increased 3.6 percent, acquisitions added 0.2 percent, and foreign currency translation reduced sales by 1.7 percent.

On an organic local-currency sales basis:

•	Sales growth was broad-based across the entire Health Care portfolio, led by food safety, critical and chronic care, and drug delivery systems.
•	In developing markets, Health Care organic local-currency sales grew 7 percent.
•	3M continued to increase investments across the businesses to drive efficient growth.

Acquisitions:

•

Acquisition sales growth related to the March 2015 purchase of Ivera Medical Corp, a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream.

Operating income:

•	Operating income increased 1.9 percent to $1.8 billion, while margins held steady at 31.7 percent.
•	Acquisitions had a minimal impact on operating income margins.

Electronics and Energy Business (16.3% of consolidated sales):

	2017	2016	2015
Sales (millions)	$5,159	$4,643	$5,069
Sales change analysis:
Organic local-currency	11.0%	(7.8)%
Divestitures	(0.2)	—
Translation	0.3	(0.6)
Total sales change	11.1%	(8.4)%

Operating income (millions)	$1,254	$1,041	$1,083
Percent change	20.4%	(3.9)%
Percent of sales	24.3%	22.4%	21.4%

Year 2017 results:

Sales in Electronics and Energy totaled $5.2 billion, up 11.1 percent in U.S. dollars. Organic local-currency sales increased 11.0 percent, divestitures reduced sales by 0.2 percent, and foreign currency translation increased sales by 0.3 percent.

Total sales within the electronics-related businesses were up 16 percent while energy-related businesses were up 2 percent.

On an organic local-currency sales basis:

•

Sales increased 16 percent in 3M’s electronics-related businesses, with increases in both display materials and systems and electronics materials solutions, as the businesses drove increased penetration on OEM platforms in addition to strengthened end-market demand in consumer electronics.

•	Sales increased 1 percent in 3M’s energy-related businesses, as sales growth in electrical markets was partially offset by declines in telecommunications.

Divestitures:

•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In December 2017, 3M announced the sale of substantially all of its Communication Markets division, which is expected to close in 2018.

Operating income:

•

Operating income margins increased 1.9 percentage points, as benefits from higher organic volume were partially offset by 2017 footprint and portfolio actions and year-on-year divestiture impacts. These actions resulted in a year-on-year operating income margin reduction of 2.3 percentage points.

Year 2016 results:

Sales totaled $4.6 billion, down 8.4 percent in U.S. dollars. Organic local-currency sales declined 7.8 percent, and foreign currency translation reduced sales by 0.6 percent.

Total sales within the electronics-related and energy-related businesses decreased 10 percent and 4 percent, respectively.

On an organic local-currency sales basis:

•

Sales decreased 10 percent in 3M’s electronics-related businesses, with declines in both electronics materials solutions and display materials and systems. 3M was impacted by weak end-market demand across most consumer electronic applications.

•

Sales decreased approximately 3 percent in 3M’s energy-related businesses, with an increase in telecommunications more than offset by a decline in electrical markets. 3M exited its backsheet business in December 2015, which contributed to the reduction in energy-related sales.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.

Operating income:

•	Operating income decreased 3.9 percent to $1.0 billion.
•	Operating income margins were 22.4 percent compared to 21.4 percent in 2015, as divestiture gains and productivity benefits from past portfolio and restructuring actions benefited results.
•	Expenses related to portfolio management actions in 2016, in addition to lower organic volume, reduced operating income margins.

Consumer Business (14.5% of consolidated sales):

	2017	2016	2015
Sales (millions)	$4,589	$4,484	$4,429
Sales change analysis:
Organic local-currency	1.7%	1.8%
Translation	0.6	(0.6)
Total sales change	2.3%	1.2%

Operating income (millions)	$993	$1,065	$1,048
Percent change	(6.8)%	1.6%
Percent of sales	21.6%	23.7%	23.7%

Year 2017 results:

Sales in Consumer totaled $4.6 billion, up 2.3 percent in U.S. dollars. Organic local-currency sales increased 1.7 percent, while foreign currency translation increased sales by 0.6 percent.

On an organic local-currency sales basis:

•	Sales grew in consumer health care, home improvement, and home care.
•	The stationery and office supplies business declined due to channel inventory adjustments, primarily in the U.S. office retail and wholesale market.

Operating income:

•	Operating income margins declined 2.1 percentage points year-on-year, in part due to incremental strategic investments, which reduced margins by 1.9 percentage points.

Year 2016 results:

Consumer sales totaled $4.5 billion, up 1.2 percent in U.S. dollars. Organic local-currency sales increased 1.8 percent, and foreign currency translation reduced sales by 0.6 percent.

On an organic local-currency sales basis:

•	Sales growth was led by home improvement, in addition to consumer health care.

Operating income:

•	Operating income was $1.1 billion, up 1.6 percent from 2015.
•	Operating income margins were 23.7 percent, benefiting from ongoing productivity efforts.

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

Refer to the “Overview” section for a summary of net sales by geographic area and business segment.

Geographic Area Supplemental Information

							Property, Plant and
							Equipment - net
	Employees as of December 31,			Capital Spending			as of December 31,
(Millions, except Employees)	2017	2016	2015	2017	2016	2015	2017	2016
United States	36,958	35,748	35,973	$852	$834	$936	$4,891	$4,914
Asia Pacific	18,283	18,124	17,642	209	228	172	1,672	1,573
Europe, Middle East and Africa	20,869	20,203	20,563	256	294	249	1,798	1,512
Latin America and Canada	15,426	17,509	15,268	56	64	104	505	517
Total Company	91,536	91,584	89,446	$1,373	$1,420	$1,461	$8,866	$8,516

Employment:

Employment decreased by 48 positions in 2017 and increased by 2,138 positions in 2016.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In 2017, 62% of 3M’s capital spending was within the United States, followed by Europe, Middle East and Africa; Asia Pacific; and Latin America/Canada. 3M is increasing its investment in manufacturing and sourcing capability in order to more closely align its product capability with its sales in major geographic areas in order to best serve its customers throughout the world with proprietary, automated, efficient, safe and sustainable processes. Capital spending is discussed in more detail later in MD&A in the section entitled “Cash Flows from Investing Activities.”

CRITICAL ACCOUNTING ESTIMATES

Information regarding significant accounting policies is included in Note 1 of the consolidated financial statements. As stated in Note 1, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes its most critical accounting estimates relate to legal proceedings, the Company’s pension and postretirement obligations, asset impairments and income taxes. Senior management has discussed the development, selection and disclosure of its critical accounting estimates with the Audit Committee of 3M’s Board of Directors.

Legal Proceedings:

The categories of claims for which the Company has a probable and estimable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings. Please refer to the section entitled “Process for Disclosure and Recording of Liabilities and Insurance Receivables Related to Legal Proceedings” (contained in “Legal Proceedings” in Note 15) for additional information about such estimates.

Pension and Postretirement Obligations:

3M has various company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company accounts for its defined benefit pension and postretirement health care and life insurance benefit plans in accordance with Accounting Standard Codification (ASC) 715, Compensation — Retirement Benefits, in measuring plan assets and benefit obligations and in determining the amount of net periodic benefit cost. ASC 715 requires employers to recognize the underfunded or overfunded status of a defined benefit pension or postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. While the company believes the valuation methods used to determine the fair value of plan assets are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. See Note 12 for additional discussion of actuarial assumptions used in determining defined benefit pension and postretirement health care liabilities and expenses.

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

Using this methodology, the Company determined discount rates for its plans as follow:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2017 Liability:
Benefit obligation	3.68%	2.41%	3.60%
2018 Net Periodic Benefit Cost Components:
Service cost	3.78%	2.28%	3.77%
Interest cost	3.35%	2.14%	3.20%

Another significant element in determining the Company’s pension expense in accordance with ASC 715 is the expected return on plan assets, which is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2018 is 7.25%, equal to 2017. Refer to Note 12 for information on how the 2017 rate was determined. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plan is 5.02% for 2018, compared to 5.16% for 2017.

For the year ended December 31, 2017, the Company recognized total consolidated defined benefit pre-tax pension and postretirement expense (after settlements, curtailments, special termination benefits and other) of $333 million, up from $251 million in 2016. Defined benefit pension and postretirement expense (before settlements, curtailments, special termination benefits and other) is anticipated to increase to approximately $409 million in 2018, an increase of $76 million compared to 2017.

The table below summarizes the impact on 2018 pension expense for the U.S. and international pension plans of a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets and discount rate assumptions used to measure plan liabilities and 2017 net periodic benefit cost. The table assumes all other factors are held constant, including the slope of the discount rate yield curves.

	Increase (Decrease) in Net Periodic Benefit Cost
	Discount Rate		Expected Return on Assets
(Millions)	-0.25%	+0.25%	-0.25%	+0.25%
U.S. pension plans	$34	$(33)	$38	$(38)
International pension plans	24	(23)	16	(16)

Asset Impairments:

As of December 31, 2017, net property, plant and equipment totaled $8.9 billion and net identifiable intangible assets totaled $2.9 billion. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based on a change in the expected use of the asset or performance of the related asset group.

Of the $2.9 billion in net identifiable intangible assets, $0.6 billion relates to indefinite-lived tradenames, primarily Capital Safety, whose tradenames ($520 million at acquisition date) have been in existence for over 55 years (refer to Note 2 for more detail). The primary valuation technique used in estimating the fair value of indefinite lived intangible assets (tradenames) is a discounted cash flow approach. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts then discounted using an appropriate market/technology discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. If the resulting discounted cash flows are less than the book value of the indefinite lived intangible asset, impairment exists, and the asset value must be written down. Based on impairment testing in the third quarter of 2017, no impairment was indicated. The discounted cash flows related to the Capital Safety tradename exceeded its book value by more than 15 percent.

3M goodwill totaled approximately $10.5 billion as of December 31, 2017. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but are required to be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units correspond to a division. 3M did not combine any of its reporting units for impairment testing.

An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, and the loss would equal that difference. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. 3M typically uses the price/earnings ratio approach for stable and growing businesses that have a long history and track record of generating positive operating income and cash flows. 3M uses the discounted cash flow approach for start-up, loss position and declining businesses, in addition to using for businesses where the price/earnings ratio valuation method indicates additional review is warranted. 3M also uses discounted cash flow as an additional tool for businesses that may be growing at a slower rate than planned due to economic or other conditions.

As described in Note 17, effective in the first quarter of 2017, 3M made business segment reporting changes. For any product moves that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2017, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The discussion that follows relates to the separate fourth quarter 2017 annual impairment test and is in the context of the reporting unit structure that existed at that time.

As of October 1, 2017, 3M had 24 primary reporting units, with ten reporting units accounting for approximately 86 percent of the goodwill. These ten reporting units were comprised of the following divisions: Advanced Materials, Communication Markets, Display Materials and Systems, Health Information Systems, Industrial Adhesives and

Tapes, Infection Prevention, Oral Care Solutions, Personal Safety, Separation and Purification, and Transportation Safety. The estimated fair value for all reporting units was in excess of carrying value by approximately 40 percent or more. 3M’s market value at both December 31, 2017, and September 30, 2017, was significantly in excess of its shareholders’ equity of approximately $12 billion.

As discussed in Note 2, 3M announced the sale of substantially all of its Communication Markets division, which is expected to close in 2018, which will result in an associated goodwill reduction of approximately $270 million upon sale.

In 2017, 3M determined fair values using either an industry price-earnings ratio approach or a discounted cash flows analysis. Where applicable, 3M used a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

3M is a highly integrated enterprise, where businesses share technology and leverage common fundamental strengths and capabilities, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them. Based on the annual test in the fourth quarter of 2017, no goodwill impairment was indicated for any of the reporting units.

Factors which could result in future impairment charges include, among others, changes in worldwide economic conditions, changes in competitive conditions and customer preferences, and fluctuations in foreign currency exchange rates. These risk factors are discussed in Item 1A, “Risk Factors,” of this document. In addition, changes in the weighted average cost of capital could also impact impairment testing results. As indicated above, during the first quarter of 2017, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by changes between reporting units and determined that no impairment existed. Long-lived assets with a definite life are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired. 3M will continue to monitor its reporting units and asset groups in 2018 for any triggering events or other indicators of impairment.

Income Taxes:

The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows guidance provided by ASC 740, Income Taxes, regarding uncertainty in income taxes, to record these liabilities (refer to Note 9 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

During the fourth quarter of 2017, 3M recorded a net tax expense related to the enactment of the Tax Cuts and Jobs Act (TCJA). The expense is primarily related to the TCJA’s transition tax on previously unremitted earnings of non-U.S. subsidiaries and is net of remeasurement of 3M’s deferred tax assets and liabilities considering the TCJA’s newly enacted tax rates and certain other impacts. As discussed in Note 9, this expense is a provisional amount and is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, positions the Company to be able to add further leverage to its capital structure. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders, as well as funding U.S. acquisitions and other items as needed. The TCJA creates additional repatriation opportunities for 3M to access international cash positions on a continual and on-going basis and will help support U.S. capital deployments needs. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 9 for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At December 31, 2017, there was approximately $745 million in commercial paper issued and outstanding.

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

The Company’s total debt was $2.3 billion higher at December 31, 2017 when compared to December 31, 2016. Increases in debt related to October 2017 debt issuances of $2.0 billion, commercial paper of $745 million outstanding at year end 2017, and the net impact of repayments and borrowings of international subsidiaries along with foreign currency effects. These are partially offset by June 2017 repayments of $650 million aggregate principal amount of medium-term notes and the October 2017 $305 million debt tender. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of December 31, 2017, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2011, 2012, 2014, 2015, 2016, and the 2017 debt referenced above, is approximately $13.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at December 31, 2017. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2017, this ratio was approximately 29 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $288 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at December 31, 2017. These instruments are utilized in connection with normal business activities.

Cash, Cash Equivalents and Marketable Securities:

At December 31, 2017, 3M had $4.2 billion of cash, cash equivalents and marketable securities, of which approximately $3.975 billion was held by the Company’s foreign subsidiaries and approximately $180 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2016, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $2.35 billion and $350 million, respectively. Specifics concerning marketable securities investments are provided in Note 10.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of December 31, 2017 and 2016.

	December 31,		2017 versus
(Millions)	2017	2016	2016
Total debt	$13,949	$11,650	$2,299
Less: Cash, cash equivalents and marketable securities	4,156	2,695	1,461
Net debt (non-GAAP measure)	$9,793	$8,955	$838

Refer to the preceding “Total Debt” and “Cash, Cash Equivalents and Marketable Securities” sections for additional details.

Balance Sheet:

3M’s strong balance sheet and liquidity provide the Company with significant flexibility to fund its numerous opportunities going forward. The Company will continue to invest in its operations to drive growth, including continual review of acquisition opportunities.

The Company uses working capital measures that place emphasis and focus on certain working capital assets. These measures include working capital, accounts receivable turns, and inventory turns.

Working Capital (non-GAAP measure):

	December 31,		2017 versus
(Millions)	2017	2016	2016
Current assets	$14,277	$11,726	$2,551
Less: Current liabilities	7,687	6,219	1,468
Working capital (non-GAAP measure)	$6,590	$5,507	$1,083

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

Working capital increased $1.1 billion during 2017 when compared to December 31, 2016. Current asset balance changes increased working capital by $2.6 billion, driven by increases in cash/cash equivalents and marketable securities, in addition to higher accounts receivable and inventories (discussed further below). Current liability balance changes decreased working capital by $1.5 billion, largely due to increases in short-term borrowings, with commercial paper outstanding of $745 million at December 31, 2017 compared to none outstanding at December 31, 2016.

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

Accounts receivable turns (non-GAAP measure)	December 31,		2017 versus
(Millions, except turns)	2017	2016	2016
Quarterly net sales	$7,990	$7,329	$661
Ending accounts receivable - net	$4,911	$4,392	$519
Accounts receivable turns	6.51	6.67	(0.16)

Inventory turns (non-GAAP measure)	December 31,		2017 versus
(Millions, except turns)	2017	2016	2016
Quarterly cost of sales	$4,080	$3,716	$364
Less: Freight and engineering	$172	$160	$12
Manufacturing cost	$3,908	$3,556	$352
Ending inventory	$4,034	$3,385	$649
Inventory turns	3.88	4.20	(0.32)

Accounts receivable increased $519 million year-on-year in 2017, primarily due to increased sales. In addition, foreign currency impacts increased 2017 accounts receivable by $215 million and acquisitions, net of divestitures, increased accounts receivable by $57 million. As a result, accounts receivable turns decreased 2 percent versus 2016.

Inventory increased $649 million year-on-year in 2017. Foreign currency impacts increased 2017 inventory by $210 million and acquisitions, net of divestitures, increased inventory by $51 million. Higher fourth quarter sales contributed to a 10 percent increase in cost of sales, while inventory increased 19 percent, which combined contributed to an 8 percent decrease in inventory turns.

On a seasonal basis, both accounts receivable and inventory turns are historically higher at year-end, driven by lower year-end accounts receivable and inventory balances.

Return on Invested Capital (non-GAAP measure):

Return on Invested Capital (ROIC) is not defined under U.S. generally accepted accounting principles. Therefore, ROIC should not be considered a substitute for other measures prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines ROIC as adjusted net income (net income including non-controlling interest plus after-tax interest expense) divided by average invested capital (equity plus debt). The Company believes ROIC is meaningful to investors as it focuses on shareholder value creation. The calculation is provided in the below table.

In 2017, ROIC of 21.3 percent was lower than both 2016 and 2015. This decrease related to the net impact of the enactment of the TCJA and increases in commercial paper borrowings in conjunction with the December 2017 U.S. defined benefit pension plan contribution, which combined reduced ROIC by 3 percentage points in 2017.

Years ended December 31
(Millions)	2017	2016	2015

Return on Invested Capital (non-GAAP measure)
Net income including non-controlling interest	$4,869	$5,058	$4,841
Interest expense (after-tax) (1)	208	143	106
Adjusted net income (Return)	$5,077	$5,201	$4,947

Average shareholders' equity (including non-controlling interest) (2)	$11,627	$11,316	$12,484
Average short-term and long-term debt (3)	12,156	11,725	9,266
Average invested capital	$23,783	$23,041	$21,750

Return on invested capital (non-GAAP measure)	21.3%	22.6%	22.7%

(1) Effective income tax rate used for interest expense	35.5%	28.3%	29.1%

(2) Calculation of average equity (includes non-controlling interest)
Ending total equity as of:
March 31	$11,040	$11,495	$13,673
June 30	11,644	11,658	12,851
September 30	12,202	11,769	11,945
December 31	11,622	10,343	11,468
Average total equity	$11,627	$11,316	$12,484

(3) Calculation of average debt
Ending short-term and long-term debt as of:
March 31	$11,711	$11,139	$6,566
June 30	11,301	11,749	8,484
September 30	11,663	12,361	11,216
December 31	13,949	11,650	10,797
Average short-term and long-term debt	$12,156	$11,725	$9,266

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2017	2016	2015
Net income including noncontrolling interest	$4,869	$5,058	$4,841
Depreciation and amortization	1,544	1,474	1,435
Company pension and postretirement contributions	(967)	(383)	(267)
Company pension and postretirement expense	333	251	556
Stock-based compensation expense	324	298	276
Gain on sale of businesses	(586)	(111)	(47)
Income taxes (deferred and accrued income taxes)	1,074	108	(349)
Excess tax benefits from stock-based compensation	—	—	(154)
Accounts receivable	(245)	(313)	(58)
Inventories	(387)	57	3
Accounts payable	24	148	9
Other — net	257	75	175
Net cash provided by operating activities	$6,240	$6,662	$6,420

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2017, cash flows provided by operating activities decreased $422 million compared to the same period last year. Factors that decreased operating cash flows were increases in pension contributions, plus year-on-year increases in working capital. In December 2017, 3M contributed $600 million to its U.S. defined benefit pension plan, contributing to a year-on-year increase in pension and postretirement contributions of $584 million. The combination of accounts receivable, inventories and accounts payable increased working capital by $608 million in 2017, compared to working capital increases of $108 million in 2016. In 2017, year-on-year decreases in income tax payments (net of refunds) increased operating cash flows by $284 million. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section. Information concerning defined benefit pension and postretirement contributions and expense is provided in Note 12, with additional discussion in the preceding Results of Operations section. Gain on sale of businesses in the preceding table reflects an adjustment for divestiture gains in 2017 (discussed in Note 2), as cash divestiture activity is presented as proceeds from sale of businesses within investing activities, not operating activities.

In 2016, cash flows provided by operating activities increased $242 million compared to the same period in 2015, with this increase primarily due to lower year-on-year cash taxes and higher net income. These items were partially offset by higher Company pension contributions. The combination of accounts receivable, inventories and accounts payable increased working capital by $108 million in 2016, compared to working capital increase of $46 million in 2015. Gain on sale of businesses in the preceding table reflects an adjustment for divestiture gains in 2016 (discussed in Note 2), as cash divestiture activity is presented as proceeds from sale of businesses within investing activities, not operating activities.

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2017	2016	2015
Purchases of property, plant and equipment (PP&E)	$(1,373)	$(1,420)	$(1,461)
Proceeds from sale of PP&E and other assets	49	58	33
Acquisitions, net of cash acquired	(2,023)	(16)	(2,914)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(798)	(163)	1,300
Proceeds from sale of businesses, net of cash sold	1,065	142	123
Other — net	(6)	(4)	102
Net cash used in investing activities	$(3,086)	$(1,403)	$(2,817)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2018 capital spending to be approximately $1.5 billion to $1.8 billion as 3M continues to invest in its businesses.

3M invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, eliminating pollution, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in growth, which adds to capacity, driven by new products, both through expansion of current facilities and new facilities, plus research facilities. Finally, 3M also invests in other initiatives, such as information technology (IT) and corporate laboratory facilities.

Investments included continued expansion and sustainment of current and new facilities across many geographies, focusing on growth, productivity and capacity. Other investments include IT systems and infrastructure, particularly the ongoing multi-year phased implementation of an ERP system on a worldwide basis. Additional specific investments in 2015 included a new state-of-the-art, four story, 400,000 square foot research facility at 3M Center in St. Paul, Minnesota.

Refer to Note 2 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances to strengthen its portfolio, and from time to time may also divest certain businesses.

Acquisitions, net of cash acquired, in 2017 primarily includes the purchase of Scott Safety. In 2015, this amount consisted mostly of the Capital Safety and Membrana acquisitions. Proceeds from sale of businesses in 2017 primarily relate to the divestiture of the assets of the prescription safety eyewear, identity management, tolling and automated license/number plate recognition and electronic monitoring businesses within the Safety and Graphics business segment. Proceeds from sale of businesses in 2016 related to the divestiture of the assets of the pressurized polyurethane foam adhesives business (formerly known as Polyfoam) within the Industrial business segment and the completion of the divestiture of the Library business within the Safety and Graphics business segment. In addition, in the fourth quarter of 2016, 3M sold the assets of its protective films business within the Industrial business segment and its cathode battery technology out-licensing business within the Electronics and Energy business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Net proceeds from maturities and sale of marketable securities in 2015 were used to help fund the August 2015 acquisitions of Capital Safety and Membrana. Refer to Note 10 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus cost method and equity investments.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2017	2016	2015
Change in short-term debt — net	$578	$(797)	$860
Repayment of debt (maturities greater than 90 days)	(962)	(992)	(800)
Proceeds from debt (maturities greater than 90 days)	1,987	2,832	3,422
Total cash change in debt	$1,603	$1,043	$3,482
Purchases of treasury stock	(2,068)	(3,753)	(5,238)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	734	804	635
Dividends paid to stockholders	(2,803)	(2,678)	(2,561)
Excess tax benefits from stock-based compensation	—	—	154
Other — net	(121)	(42)	(120)
Net cash used in financing activities	$(2,655)	$(4,626)	$(3,648)

2017 Debt Activity:

The Company’s total debt was $2.3 billion higher at December 31, 2017 when compared to December 31, 2016. Increases in debt related to October 2017 debt issuances of $2.0 billion, commercial paper of $745 million outstanding at year end 2017, and the net impact of repayments and borrowings of international subsidiaries. These are partially offset by June 2017 repayments of $650 million aggregate principal amount of medium-term notes and the October 2017 $305 million debt tender. Net commercial paper issuances and repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. Foreign exchange rate changes also impacted debt balances.

Proceeds from debt for 2017 primarily related to the October 2017 issuance of $650 million aggregate principal amount of 5.5-year fixed rate medium-term notes due 2023 with a coupon rate of 2.25%, $850 million aggregate principal amount of 10-year fixed rate medium-term notes due 2027 with a coupon rate of 2.875%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2047 with a coupon rate of 3.625%. Refer to Note 11 for more detail of these debt issuances.

In October 2017, via cash tender offers, 3M repurchased $305 million aggregate principal amount of its outstanding notes. This included $110 million of its $330 million principal amount of 6.375% notes due 2028 and $195 million of its $750 million principal amount of 5.70% notes due 2037. The Company recorded an early debt extinguishment charge of $96 million in the fourth quarter of 2017 within interest expense associated with the differential between the carrying value and the amount paid to acquire the tendered notes and related expenses.

2016 Debt Activity:

Total debt at December 31, 2016 increased $853 million when compared to year-end 2015, with the increase primarily due to May 2016 debt issuances (approximately $1.1 billion at issue date exchange rates) and September 2016 debt issuances of approximately $1.75 billion. This increase was partially offset by the repayment of $1 billion aggregate principal amount of medium-term notes due September 2016 along with the net impact of repayments and borrowings by international subsidiaries, primarily Japan and Korea (approximately $0.8 million decrease), which is reflected in “Change in short-term debt—net” in the preceding table. Foreign exchange rate changes also impacted debt balances.

Proceeds from debt for 2016 primarily related to the May 2016 issuance of 500 million Euro aggregate principal amount of 5.75-year fixed rate medium-term notes due February 2022 with a coupon rate of 0.375% and 500 million Euro aggregate principal amount of 15-year fixed rate medium-term notes due 2031 with a coupon rate of 1.50%. In September 2016, 3M issued $600 million aggregate principal amount of five-year fixed rate medium-term notes due 2021 with a coupon rate of 1.625%, $650 million aggregate principal amount of 10-year fixed rate medium-term notes due 2026 with a coupon rate of 2.250%, and $500 million aggregate principal amount of 30-year fixed rate medium-term notes due 2046 with a coupon rate of 3.125%. All of these 2016 issuances were under the medium-term notes program (Series F).

2015 Debt Activity:

In 2015, the change in short-term debt primarily related to bank borrowings by international subsidiaries, primarily Japan and Korea. Repayment of debt primarily related to debt assumed (and paid off) as part of the Capital Safety acquisition. Proceeds from debt primarily related to the May 2015 issuance of 650 million Euros aggregate principal amount of five-year floating rate medium-term notes due 2020, 600 million Euros aggregate principal amount of eight-year fixed rate medium-term notes due 2023, and 500 million Euros aggregate principal amount of fifteen-year fixed rate medium-term notes due 2030, which in the aggregate total approximately $1.9 billion at issue date exchange rates. In addition, August 2015 issuances included $450 million aggregate principal amount of three-year fixed rate medium-term notes due 2018, $500 million aggregate principal amount of five-year fixed rate medium-term notes due 2020, and $550 million aggregate principal amount of 10-year fixed rate medium-term notes due 2025, which in aggregate total $1.5 billion.

Repurchases of Common Stock:

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock. This authorization has no pre-established end date. In 2017, the Company purchased $2.1 billion of its own stock, compared to purchases of $3.8 billion and $5.2 billion in 2016 and 2015, respectively. The Company expects full-year 2018 gross share repurchases to be between $2.0 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Dividends Paid to Shareholders:

Cash dividends paid to shareholders totaled $2.803 billion ($4.70 per share) in 2017, $2.678 billion ($4.44 per share) in 2016, and $2.561 billion ($4.10 per share) in 2015. 3M has paid dividends since 1916. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This is equivalent to an annual dividend of $5.44 per share and marked the 60th consecutive year of dividend increases.

Other cash flows from financing activities may include various other items, such as changes in cash overdraft balances, and principal payments for capital leases. In addition, in 2017, this included a payment related to the $96 million in interest expense associated with premiums and fees for the early retirement of debt. See Note 11 for additional details.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow and free cash flow conversion for 2017, 2016 and 2015.

In 2017, free cash flow conversion was impacted by enactment of the TCJA, along with an additional U.S. pension contribution of $600 million that 3M made following the signing of tax reform. On a combined basis, these items benefited free cash flow conversion by 3 percentage points. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the preceding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

Years ended December 31
(Millions)	2017	2016	2015
Major GAAP Cash Flow Categories
Net cash provided by operating activities	$6,240	$6,662	$6,420
Net cash provided by (used in) investing activities	(3,086)	(1,403)	(2,817)
Net cash used in financing activities	(2,655)	(4,626)	(3,648)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$6,240	$6,662	$6,420
Purchases of property, plant and equipment (PP&E)	(1,373)	(1,420)	(1,461)
Free cash flow	$4,867	$5,242	$4,959
Net income attributable to 3M	$4,858	$5,050	$4,833
Free cash flow conversion	100%	104%	103%

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2017, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 15 for discussion of accrued product warranty liabilities and guarantees.

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

A summary of the Company’s significant contractual obligations as of December 31, 2017, follows:

Contractual Obligations

		Payments due by year
							After
(Millions)	Total	2018	2019	2020	2021	2022	2022
Total debt (Note 11)	$13,949	$1,853	$692	$1,368	$1,333	$1,191	$7,512
Interest on long-term debt	3,375	269	256	251	241	212	2,146
Operating leases (Note 15)	1,098	258	212	160	106	88	274
Capital leases (Note 15)	76	12	10	9	6	5	34
Tax Cuts and Jobs Act (TCJA) transition tax payments (Note 9)	745	122	59	59	59	111	335
Unconditional purchase obligations and other	1,561	1,032	211	150	99	56	13
Total contractual cash obligations	$20,804	$3,546	$1,440	$1,997	$1,844	$1,663	$10,314

Long-term debt payments due in 2018, 2019, and 2020 include floating rate notes totaling $54 million, $71 million, and $95 million, respectively, as a result of put provisions associated with these debt instruments.

During the fourth quarter of 2017, 3M recorded a net tax expense related to the enactment of the Tax Cuts and Jobs Act (TCJA). The expense is primarily related to the TCJA’s transition tax. The transition tax is payable over 8 years at the election of the taxpayer. As discussed in Note 9, this balance is a provisional amount and is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on the Company. Included in the unconditional purchase obligations category above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. These estimates include both unconditional purchase obligations with terms in excess of one year and normal ongoing purchase obligations with terms of less than one year. Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. Contractual capital commitments are included in the preceding table, but these commitments represent a small part of the Company’s expected capital spending. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide a reliable indicator of the Company’s expected future cash outflows on a stand-alone basis.

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other,” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months. The Company is not able to reasonably estimate the timing of the long-term payments, other than the transition tax prescribed under the Tax Cuts and Jobs Act (TCJA) which is separately included in the table above, or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the net tax liability of $523 million is excluded from the preceding table. Refer to Note 9 for further details.

As discussed in Note 12, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

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

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months. In addition, 3M enters into foreign currency forward contracts that are not designated in hedging relationships to offset, in part, the impacts of certain intercompany activities (primarily associated with intercompany licensing arrangements and intercompany financing transactions). As circumstances warrant, the Company also uses foreign currency forward contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as either cash flow hedges or net investment hedges was $3.6 billion at December 31, 2017. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts not designated as hedging instruments was $5.0 billion at December 31, 2017. In addition, as of December 31, 2017, the Company had 4.4 billion Euros in principal amount of foreign currency denominated debt designated as non-

derivative hedging instruments in certain net investment hedges as discussed in Note 13 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2017 was $2.0 billion. Additional details about 3M’s long-term debt can be found in Note 11, including references to information regarding derivatives and/or hedging instruments, further discussed in Note 13, associated with the Company’s long-term debt.

Commodity Prices Risk:

The Company manages commodity price risks through negotiated supply contracts, price protection agreements and commodity price swaps. 3M used commodity price swaps as cash flow hedges of forecasted commodity transactions to manage price volatility, but discontinued this practice in the first quarter of 2015. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings. The Company may enter into other commodity price swaps to offset, in part, fluctuation and costs associated with the use of certain commodities and precious metals. These instruments are not designated in hedged relationships and the extent to which they were outstanding at December 31, 2017 was not material.

Value At Risk:

The value at risk analysis is performed annually to assess the Company’s sensitivity to changes in currency rates, interest rates, and commodity prices. A Monte Carlo simulation technique was used to test the impact on after-tax earnings related to financial instruments (primarily debt), derivatives and underlying exposures outstanding at December 31, 2017. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used 9 currencies, interest rates related to two currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include certain hedge transactions, because the Company believes their inclusion would not materially impact the results. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax		Positive impact on after-tax
	earnings		earnings
(Millions)	2017	2016	2017	2016
Foreign exchange rates	$(242)	$(245)	$253	$264
Interest rates	(15)	(13)	14	(2)
Commodity prices	(3)	(2)	3	1

In addition to the possible adverse and positive impacts discussed in the preceding table related to foreign exchange rates, recent historical information is as follows. 3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $111 million and $127 million in 2017 and 2016, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $152 million and $69 million in 2017 and 2016, respectively.

An analysis of the global exposures related to purchased components and materials is performed at each year-end. A one percent price change would result in a pre-tax cost or savings of approximately $75 million per year. The global energy exposure is such that a ten percent price change would result in a pre-tax cost or savings of approximately $40 million per year. Global energy exposure includes energy costs used in 3M production and other facilities, primarily electricity and natural gas.

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 excluded Scott Safety, which was acquired by the Company in October 2017 in a purchase business combination. Scott Safety is a wholly-owned subsidiary whose total assets and total net sales both represented less than 1 percent of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2017. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

3M Company

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of 3M Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of 3M Company and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Scott Safety from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017.  We have also excluded Scott Safety from our audit of internal control over financial reporting.  Scott Safety is a wholly-owned subsidiary whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting both represent less than 1 percent of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 8, 2018

We have served as the Company’s auditor since 1975.

3M Company and Subsidiaries

Consolidated Statement of Income

Years ended December 31

(Millions, except per share amounts)	2017	2016	2015
Net sales	$31,657	$30,109	$30,274
Operating expenses
Cost of sales	16,001	15,040	15,383
Selling, general and administrative expenses	6,572	6,222	6,229
Research, development and related expenses	1,850	1,735	1,763
Gain on sale of businesses	(586)	(111)	(47)
Total operating expenses	23,837	22,886	23,328
Operating income	7,820	7,223	6,946

Other expense (income), net	272	170	123

Income before income taxes	7,548	7,053	6,823
Provision for income taxes	2,679	1,995	1,982
Net income including noncontrolling interest	$4,869	$5,058	$4,841

Less: Net income attributable to noncontrolling interest	11	8	8

Net income attributable to 3M	$4,858	$5,050	$4,833

Weighted average 3M common shares outstanding — basic	597.5	604.7	625.6
Earnings per share attributable to 3M common shareholders — basic	$8.13	$8.35	$7.72

Weighted average 3M common shares outstanding — diluted	612.7	618.7	637.2
Earnings per share attributable to 3M common shareholders — diluted	$7.93	$8.16	$7.58

Cash dividends paid per 3M common share	$4.70	$4.44	$4.10

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

Years ended December 31

(Millions)	2017	2016	2015
Net income including noncontrolling interest	$4,869	$5,058	$4,841
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	373	(331)	(586)
Defined benefit pension and postretirement plans adjustment	52	(524)	489
Cash flow hedging instruments, unrealized gain (loss)	(203)	(33)	25
Total other comprehensive income (loss), net of tax	222	(888)	(72)
Comprehensive income (loss) including noncontrolling interest	5,091	4,170	4,769
Comprehensive (income) loss attributable to noncontrolling interest	(14)	(6)	(6)
Comprehensive income (loss) attributable to 3M	$5,077	$4,164	$4,763

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

At December 31

	December 31,	December 31,
(Dollars in millions, except per share amount)	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,053	$2,398
Marketable securities — current	1,076	280
Accounts receivable — net of allowances of $103 and $88	4,911	4,392
Inventories
Finished goods	1,915	1,629
Work in process	1,218	1,039
Raw materials and supplies	901	717
Total inventories	4,034	3,385
Prepaids	937	821
Other current assets	266	450
Total current assets	14,277	11,726
Property, plant and equipment	24,914	23,499
Less: Accumulated depreciation	(16,048)	(14,983)
Property, plant and equipment — net	8,866	8,516
Goodwill	10,513	9,166
Intangible assets — net	2,936	2,320
Other assets	1,395	1,178
Total assets	$37,987	$32,906
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,853	$972
Accounts payable	1,945	1,798
Accrued payroll	870	678
Accrued income taxes	310	299
Other current liabilities	2,709	2,472
Total current liabilities	7,687	6,219

Long-term debt	12,096	10,678
Pension and postretirement benefits	3,620	4,018
Other liabilities	2,962	1,648
Total liabilities	$26,365	$22,563
Commitments and contingencies (Note 15)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value	$9	$9
Shares outstanding - 2017: 594,884,237
Shares outstanding - 2016: 596,726,278
Additional paid-in capital	5,352	5,061
Retained earnings	39,115	37,907
Treasury stock	(25,887)	(25,434)
Accumulated other comprehensive income (loss)	(7,026)	(7,245)
Total 3M Company shareholders’ equity	11,563	10,298
Noncontrolling interest	59	45
Total equity	$11,622	$10,343
Total liabilities and equity	$37,987	$32,906

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Changes in Equity

Years Ended December 31

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Dollars in millions, except per share amounts)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2014	$12,863	$4,388	$34,038	$(19,307)	$(6,289)	$33

Net income	4,841		4,833			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(586)				(584)	(2)
Defined benefit pension and post-retirement plans adjustment	489				489	—
Cash flow hedging instruments - unrealized gain (loss)	25				25	—
Total other comprehensive income (loss), net of tax	(72)
Dividends declared ($3.075 per share, Note 7)	(1,913)		(1,913)
Stock-based compensation, net of tax impacts	412	412
Reacquired stock	(5,304)			(5,304)
Issuances pursuant to stock option and benefit plans	641		(662)	1,303
Balance at December 31, 2015	$11,468	$4,800	$36,296	$(23,308)	$(6,359)	$39

Net income	5,058		5,050			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(331)				(329)	(2)
Defined benefit pension and post-retirement plans adjustment	(524)				(524)	—
Cash flow hedging instruments - unrealized gain (loss)	(33)				(33)	—
Total other comprehensive income (loss), net of tax	(888)
Dividends declared ($4.44 per share, Note 7)	(2,678)		(2,678)
Stock-based compensation	270	270
Reacquired stock	(3,699)			(3,699)
Issuances pursuant to stock option and benefit plans	812		(761)	1,573
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	4,869		4,858			11
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	373				370	3
Defined benefit pension and post-retirement plans adjustment	52				52	—
Cash flow hedging instruments - unrealized gain (loss)	(203)				(203)	—
Total other comprehensive income (loss), net of tax	222
Dividends declared ($4.70 per share, Note 7)	(2,803)		(2,803)
Stock-based compensation	291	291
Reacquired stock	(2,044)			(2,044)
Issuances pursuant to stock option and benefit plans	744		(847)	1,591
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Supplemental share information	2017	2016	2015
Treasury stock
Beginning balance	347,306,778	334,702,932	308,898,462
Reacquired stock	10,209,963	22,602,748	34,072,584
Issuances pursuant to stock options and benefit plans	(8,367,922)	(9,998,902)	(8,268,114)
Ending balance	349,148,819	347,306,778	334,702,932

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

Years ended December 31

(Millions)	2017	2016	2015
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,869	$5,058	$4,841
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,544	1,474	1,435
Company pension and postretirement contributions	(967)	(383)	(267)
Company pension and postretirement expense	333	251	556
Stock-based compensation expense	324	298	276
Gain on sale of businesses	(586)	(111)	(47)
Deferred income taxes	107	7	395
Excess tax benefits from stock-based compensation	—	—	(154)
Changes in assets and liabilities
Accounts receivable	(245)	(313)	(58)
Inventories	(387)	57	3
Accounts payable	24	148	9
Accrued income taxes (current and long-term)	967	101	(744)
Other — net	257	75	175
Net cash provided by operating activities	6,240	6,662	6,420

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,373)	(1,420)	(1,461)
Proceeds from sale of PP&E and other assets	49	58	33
Acquisitions, net of cash acquired	(2,023)	(16)	(2,914)
Purchases of marketable securities and investments	(2,152)	(1,410)	(652)
Proceeds from maturities and sale of marketable securities and investments	1,354	1,247	1,952
Proceeds from sale of businesses, net of cash sold	1,065	142	123
Other — net	(6)	(4)	102
Net cash used in investing activities	(3,086)	(1,403)	(2,817)

Cash Flows from Financing Activities
Change in short-term debt — net	578	(797)	860
Repayment of debt (maturities greater than 90 days)	(962)	(992)	(800)
Proceeds from debt (maturities greater than 90 days)	1,987	2,832	3,422
Purchases of treasury stock	(2,068)	(3,753)	(5,238)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	734	804	635
Dividends paid to shareholders	(2,803)	(2,678)	(2,561)
Excess tax benefits from stock-based compensation	—	—	154
Other — net	(121)	(42)	(120)
Net cash used in financing activities	(2,655)	(4,626)	(3,648)

Effect of exchange rate changes on cash and cash equivalents	156	(33)	(54)

Net increase (decrease) in cash and cash equivalents	655	600	(99)
Cash and cash equivalents at beginning of year	2,398	1,798	1,897
Cash and cash equivalents at end of period	$3,053	$2,398	$1,798

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured under Accounting Standards Codification (ASC) 830, Foreign Currency Matters, as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary is immaterial as a percent of 3M’s consolidated operating income for 2017. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government also operates various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario, which was redesigned by the Venezuelan government in June 2017 (DICOM2), or its predecessor. During the same periods, the Venezuelan government’s official exchange was Tipo de Cambio Protegido (DIPRO), or its predecessor. 3M’s uses of these rates were based upon evaluation of a number of factors including, but not limited to, the exchange rate the Company’s Venezuelan subsidiary may legally use to convert currency, settle transactions or pay dividends; the probability of accessing and obtaining currency by use of a particular rate or mechanism; and the Company’s intent and ability to use a particular exchange mechanism. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of December 31, 2017, the Company had a balance of net monetary assets denominated in VEF of less than 10 billion VEF and the DIPRO and DICOM2 exchange rates were approximately 10 VEF and 3,300 VEF per U.S. dollar, respectively.

A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. Based upon a review of factors as of December 31, 2017, the Company continues to consolidate its Venezuelan subsidiary. As of December 31, 2017, the balance of accumulated other comprehensive loss associated with this subsidiary was approximately $145 million and the amount of intercompany receivables due from this subsidiary and its total equity balance were not significant.

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

Marketable securities: Marketable securities include available-for-sale debt securities and are recorded at fair value. Cost of securities sold use the first in, first out (FIFO) method. The classification of marketable securities as current or non-current is based on the availability for use in current operations. 3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt and Equity Securities, when determining the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in accumulated other comprehensive income as a component of shareholders’ equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The factors evaluated to differentiate between temporary and other-than-temporary include the projected future cash flows, credit ratings actions, and assessment of the credit quality of the underlying collateral, as well as other factors. Amounts are reclassified out of accumulated other comprehensive income and into earnings upon sale or “other-than-temporary” impairment.

Investments: Investments primarily include equity method, cost method, and available-for-sale equity investments. Available-for-sale investments are recorded at fair value at each reporting date and subject to ASC 320, as described above.

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

Property, plant and equipment: Property, plant and equipment, including capitalized interest and internal direct engineering costs, are recorded at cost. Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of buildings and improvements primarily range from ten to forty years, with the majority in the range of twenty to forty years. The estimated useful lives of machinery and equipment primarily range from three to fifteen years, with the majority in the range of five to ten years. Fully depreciated assets other than capitalized internally developed software are retained in property, plant and equipment and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $106 million and $111 million at December 31, 2017 and 2016, respectively.

Goodwill: Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually in the fourth quarter of each year, and is tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but are required to be combined when reporting units within the same segment have similar economic characteristics. 3M did not combine any of its reporting units for impairment testing. The impairment loss is measured as the amount by which the carrying value of the reporting unit’s net assets exceeds its estimated fair value. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. Companies have the option to first assess qualitative factors to determine whether the fair value of a reporting unit is not “more likely than not” less than its carrying amount, which is commonly referred to as “Step 0”. 3M has chosen not to apply Step 0 for its annual goodwill assessments.

Intangible assets: Intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. Intangible assets with a definite life are amortized over a period ranging from one to twenty years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. The estimated useful lives vary by category, with customer related largely between eight to seventeen years, patents largely between five to thirteen years, other technology-based largely between two to fifteen years, definite lived tradenames largely between three and twenty years, and other intangibles largely between two to ten years. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, primarily in “Research, development and related expenses.”

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

For arrangements (or portions of arrangements) falling within software revenue recognition standards and that do not involve significant production, modification, or customization, revenue for each software or software-related element is recognized when the Company has VSOE of the fair value of all of the undelivered elements and applicable criteria have been met for the delivered elements. When the arrangements involve significant production, modification or customization, long-term construction-type accounting involving proportional performance is employed.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $411 million in 2017, $385 million in 2016 and $368 million in 2015.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.850 billion in 2017, $1.735 billion in 2016 and $1.763 billion in 2015. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.335 billion in 2017, $1.225 billion in 2016 and $1.223 billion in 2015. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures, such as equity method effects and impairments.

Internal-use software: The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. Amounts capitalized are amortized over a period of three to seven years, generally on a straight-line basis, unless another systematic and rational basis is more representative of the software’s use. Amounts are reported as a component of either machinery and equipment or capital leases within property, plant and equipment. Fully depreciated internal-use software assets are removed from property, plant and equipment and accumulated depreciation accounts.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2017 and 2016, the Company had valuation allowances of $81 million and $47 million on its deferred tax assets, respectively. The increase in valuation allowance at December 31, 2017 relates to certain U.S. and international jurisdictions with taxable loss or tax credit carryforwards that are expected to expire prior to utilization. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2017, 2016 and 2015 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (0.8 million average options for 2017, 3.6 million average options for 2016, and 5.0 million average options for 2015). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2017	2016	2015
Numerator:
Net income attributable to 3M	$4,858	$5,050	$4,833

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	597.5	604.7	625.6
Dilution associated with the Company’s stock-based compensation plans	15.2	14.0	11.6
Denominator for weighted average 3M common shares outstanding – diluted	612.7	618.7	637.2

Earnings per share attributable to 3M common shareholders – basic	$8.13	$8.35	$7.72
Earnings per share attributable to 3M common shareholders – diluted	$7.93	$8.16	$7.58

Stock-based compensation: The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units (RSUs), performance shares, and the General Employees’ Stock Purchase Plan (GESPP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. However, with respect to income taxes, the related deduction from taxes payable is based on the award’s intrinsic value at the time of exercise (for an option) or on the fair value upon vesting of the award (for RSUs), which can be either greater (creating an excess tax benefit) or less (creating a tax deficiency) than the deferred tax benefit recognized as compensation cost is recognized in the financial statements. Beginning in 2016, as a result of 3M’s adoption of Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, these excess tax benefits/deficiencies are recognized as income tax benefit/expense in the statement of income and, within the statement of cash flows, are classified in operating activities in the same manner as other cash flows related to income taxes. The extent of excess tax benefits/deficiencies is subject to variation in 3M stock price and timing/extent of RSU vestings and employee stock option exercises. Prior to 2016, excess tax benefits were recognized in additional paid-in capital within equity, and, with respect to statement of cash flows, were reflected as a financing cash inflow. Based on the adoption methodology of ASU No. 2016-09 applied, periods prior to 2016 were not changed.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, and in August 2015 issued ASU No. 2015-14, which amended the standard as to effective date. The ASU provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. During 2016, the FASB also issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Identifying Performance Obligations and Licensing; ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amend ASU No. 2014-09. These amendments include clarification of principal versus agent guidance in situations in which a revenue transaction involves a third party in providing goods or services to a customer. In such circumstances, an entity must determine whether the nature of its promise to the customer is to provide the underlying goods or services (i.e., the entity is the principal in the transaction) or to arrange for the third party to provide the underlying goods or services (i.e., the entity is the agent in the transaction). The amendments clarify, in terms of identifying performance obligations, how entities would determine whether promised goods or services are separately identifiable from other promises in a contract and, therefore, would be accounted for separately. The guidance allows entities to disregard goods or services that are immaterial in the context of a contract and provides an accounting policy election to account for shipping and handling activities as fulfillment costs rather than as additional promised services. With regard to licensing, the amendments clarify how an entity would evaluate the nature of its promise in granting a license of intellectual property, which determines whether the entity recognizes revenue over time or at a point in time. The amendments also address implementation issues relative to transition (adding a practical expedient for contract modifications and clarifying what constitutes a completed contract when employing full or modified retrospective transition methods), collectability, noncash consideration, and the presentation of sales and other similar-type taxes (allowing entities to exclude sales-type taxes collected from transaction price). Finally, the amendments provide additional guidance in the areas of disclosure of performance obligations, provisions for losses on certain types of contracts, scoping, and other areas. Overall, ASU No. 2014-09, as amended, provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. For 3M, the ASU is effective January 1, 2018 and the Company has concluded that it will utilize the modified retrospective method of adoption. The Company has completed analyses, executed project management relative to the process of adopting this ASU, and conducted detailed contract reviews to complete necessary adjustments to existing accounting policies and quantify the ASU’s effect. For most of 3M’s revenue arrangements, there are no impacts as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. 3M also engages in some arrangements for which software industry-specific guidance (which the ASU supersedes) is presently utilized. The Company also considered these arrangements in the detailed contract reviews that have been conducted. While 3M will provide expanded disclosures as a result of ASU No. 2014-09, it does not expect this standard to have a material impact on its consolidated results of operations and financial condition.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available-for-sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. This provision does not apply to derivative instruments required to be measured at fair value with changes in fair value recognized in current earnings. For 3M, this standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. Because the Company has historically held limited amounts of equity securities (less than $75 million in aggregate at December 31, 2017), and has not elected the FVO with respect to material financial liabilities, it does not expect this standard to have a material impact on its consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For 3M, the ASU is effective January 1, 2019. Information under existing lease guidance with respect to rent expense for operating leases and the Company’s minimum lease payments for capital and operating leases with non-cancelable terms in excess one year as of December 31, 2017 is included in Note 15. The Company is currently assessing this ASU’s impact on 3M’s consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments. This ASU clarifies guidance used to determine if debt instruments that contain contingent put or call options would require separation of the embedded put or call feature from the debt instrument and trigger accounting for the feature as a derivative with changes in fair value recorded through income. Under the new guidance, fewer put or call options embedded in debt instruments would require derivative accounting. For 3M, this ASU was effective January 1, 2017. The Company’s outstanding debt with embedded put provisions did not require separate derivative accounting under existing guidance. As a result, the adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. For 3M, this ASU is effective January 1, 2018. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance. Based on deferred tax amounts related to applicable past intercompany transactions as of December 31, 2017, the Company does not expect this ASU to have a material impact on 3M’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. 3M adopted this ASU in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing. The adoption did not have an impact on 3M’s consolidated results of operations and financial condition.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. For 3M, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The components of 3M’s net periodic defined benefit pension and postretirement benefit costs are presented in Note 12. These include components totaling a benefit of $129 million, $195 million, and a detriment of $34 million, for the fiscal years 2017, 2016, and 2015, respectively, that would no longer be included within operating expenses and instead would be reported outside of income from operations under the new standard. Further, the capitalization of service cost change is not expected to have a material impact on 3M’s consolidated results of operations and financial condition.

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

2017 acquisitions:

In September 2017, 3M purchased all of the ownership interests of Elution Technologies, LLC, a Vermont-based manufacturer of test kits that help enable food and beverage companies ensure their products are free from certain potentially harmful allergens such as peanuts, soy or milk. Elution is reported within the Company’s Health Care business.

In October 2017, 3M completed the acquisition of the underlying legal entities and associated assets of Scott Safety, which is headquartered in Monroe, North Carolina, from Johnson Controls for $2.0 billion of cash, net of cash acquired. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments, and other safety devices that complement 3M’s personal safety portfolio. The business had revenues of approximately $570 million in 2016. Scott Safety is reported within 3M’s Safety and Graphics business. The allocation of purchase consideration related to Scott Safety is considered preliminary with provisional amounts primarily related to intangible assets and certain tax-related, contingent liability and working capital items. 3M expects to finalize the allocation of purchase price within the one year measurement-period following the acquisition.

Pro forma information related to acquisitions has not been included because the impact on the Company’s consolidated results of operations was not considered material. The following table shows the impact on the consolidated balance sheet of the purchase price allocations related to 2017 acquisitions and assigned finite-lived intangible asset weighted-average lives.

	2017 Acquisition Activity
				Finite-Lived
				Intangible-Asset
(Millions)	Scott			Weighted-Average
Asset (Liability)	Safety	Other	Total	Lives (Years)
Accounts receivable	$100	$—	$100
Inventory	79	—	79
Other current assets	10	—	10
Property, plant, and equipment	74	—	74
Purchased finite-lived intangible assets:
Customer related intangible assets	439	3	442	15
Other technology-based intangible assets	125	2	127	10
Definite-lived tradenames	285	—	285	17
Other amortizable intangible assets	—	1	1	5
Purchased goodwill	1,296	6	1,302
Accounts payable and other liabilities	(100)	—	(100)
Deferred tax asset/(liability)	(297)	—	(297)

Net assets acquired	$2,011	$12	$2,023

Supplemental information:
Cash paid	$2,020	$12	$2,032
Less: Cash acquired	9	—	9
Cash paid, net of cash acquired	$2,011	$12	$2,023

Purchased identifiable finite-lived intangible assets related to acquisition activity in 2017 totaled $855 million. The associated finite-lived intangible assets acquired in 2017 will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 15 years (lives ranging from four to 17 years). Acquired in-process research and development and identifiable intangible assets for which significant assumed renewals or extensions of underlying arrangements impacted the determination of their useful lives were not material.

2016 acquisitions:

In September 2016, 3M acquired all of the outstanding shares of Semfinder, headquartered in Kreuzlingen, Switzerland. Semfinder is a leading developer of precision software that enables efficient coding of medical procedures in multiple languages. The purchase price paid for these business combinations (net of cash acquired) during 2016 aggregated to $16 million. Semfinder is reported within 3M’s Health Care business.

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

2015 acquisitions:

In March 2015, 3M purchased all of the outstanding shares of Ivera Medical Corp., headquartered in San Diego, California. Ivera Medical Corp. is a manufacturer of health care products that disinfect and protect devices used for access into a patient’s bloodstream and is reported within 3M’s Health Care business. In addition, in the first quarter of

2015, 3M purchased the remaining interest in a former equity method investment reported within 3M’s Industrial business for an immaterial amount.

In August 2015, 3M acquired all of the outstanding shares of Capital Safety Group S.A.R.L., with operating headquarters in Bloomington, Minnesota, from KKR & Co. L.P. for $1.7 billion, net of cash acquired. The net assets acquired included the assumption of $0.8 billion of debt. Capital Safety is a leading global provider of fall protection equipment and is reported within 3M’s Safety and Graphics business.

In August 2015, 3M acquired the assets and liabilities associated with Polypore International, Inc.’s Separations Media business (hereafter referred to as Membrana), headquartered in Wuppertal, Germany, for $1.0 billion. Membrana is a leading provider of microporous membranes and modules for filtration in the life sciences, industrial and specialty segments and is reported within 3M’s Industrial business.

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

In January 2015, 3M completed the sale of its global Static Control business to Desco Industries Inc., based in Chino, California. 2014 sales of this business were $46 million. This transaction was not considered material and was reported within 3M’s Electronics and Energy business.

In the fourth quarter of 2015, 3M entered into agreements with One Equity Partners Capital Advisors L.P. (OEP) to sell the assets of 3M’s library systems business. The sales of the North American business and the majority of the business outside of North America closed in October and November 2015, respectively. The sale of the remainder of the library systems business closed in the first quarter of 2016 (discussed further below). In December 2015, 3M also completed the sale of Faab Fabricauto, a wholly-owned subsidiary of 3M, to Hills Numberplates Limited. The library systems business, part of the former Traffic Safety and Security Division, delivers circulation management solutions to library customers with on-premise hardware and software, maintenance and service, and an emerging cloud-based digital lending platform. Faab Fabricauto, also part of the former Traffic Safety and Security Division, is a leading French manufacturer of license plates and signage solutions. The aggregate cash proceeds relative to the 2015 global library systems and Faab Fabricauto divestiture transactions was $104 million. The Company recorded within 3M’s Safety and Graphics business a net pre-tax gain of $40 million in 2015 as a result of the sale and any adjustment of carrying value.

In the first quarter of 2016, 3M completed the sale of the remainder of the assets of 3M’s library systems business to One Equity Partners Capital Advisors L.P. (OEP). 3M had previously sold the North American business and the majority of the business outside of North America to OEP in the fourth quarter of 2015 which was reported within 3M’s Safety and Graphics business. Also in the first quarter of 2016, 3M sold to Innovative Chemical Products Group, a portfolio company of Audax Private Equity, the assets of 3M’s pressurized polyurethane foam adhesives business (formerly known as Polyfoam). This business is a provider of pressurized polyurethane foam adhesive formulations and systems into the residential roofing, commercial roofing and insulation and industrial foam segments in the United States with annual sales of approximately $20 million and was reported within 3M’s Industrial business. The Company recorded a pre-tax gain of $40 million in the first quarter of 2016 as a result of the sales of these businesses.

In October 2016, 3M sold the assets of its temporary protective films business to Pregis LLC. This business, with annual sales of approximately $50 million, is a provider of adhesive-backed temporary protective films used in a broad range of industries and was reported within 3M’s Industrial business. In December 2016, 3M sold the assets of its cathode battery technology out-licensing business, with annual sales of approximately $10 million, to UMICORE. This business was reported within 3M’s Electronics and Energy business. The aggregate selling price relative to these two businesses was $86 million. The Company recorded a pre-tax gain of $71 million in the fourth quarter of 2016 as a result of the sales of these businesses.

In January 2017, 3M sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company recorded a pre-tax gain of $29 million in the first quarter of 2017 as a result of this sale, which was reported within the Company’s Safety and Graphics business.

In May 2017, 3M completed the related sale or transfer of control, as applicable, of its identity management business to Gemalto N.V. This business, with 2016 sales of approximately $205 million, is a leading provider in identity management solutions, including biometric hardware and software that enable identity verification and authentication, as well as secure materials and document readers. In June 2017, 3M also completed the sale of its tolling and automated license/number plate recognition business, with annual sales of approximately $40 million, to Neology, Inc. 3M’s tolling and automated license/number plate recognition business includes RFID readers and tags, automatic vehicle classification systems, lane controller and host software, and back office software and services. It also provides mobile and fixed cameras, software, and services in automated license/number plate recognition. 3M received proceeds of $833 million, or $809 million net of cash sold, and reflected a pre-tax gain of $458 million as a result of these two divestitures, which was reported within the Company’s Safety and Graphics business.

In October 2017, 3M sold its electronic monitoring business to an affiliate of Apax Partners. This business, with annual sales of approximately $95 million, is a provider of electronic monitoring technologies, serving hundreds of correctional and law enforcement agencies around the world. 3M received proceeds of $201 million, net of cash sold, and reflected a pre-tax gain of $98 million in the fourth quarter of 2017 as a result of this divestiture, which was reported within the Company’s Safety and Graphics business.

In the fourth quarter of 2017, 3M sold the assets of an electrical marking/labeling business within its Electronics and Energy business. The former activity, proceeds and gain were not considered material.

In December 2017, 3M agreed to sell substantially all of its Communication Markets Division to Corning Incorporated, for $900 million, subject to closing and other adjustments. This business, with annual sales of approximately $400 million consists of optical fiber and copper passive connectivity solutions for the telecommunications industry including 3M’s xDSL, FTTx, and structured cabling solutions and, in certain countries, telecommunications system integration services. This sale is expected to close in 2018, subject to consultation or information requirements with relevant works councils and to customary closing conditions and regulatory approvals. The 3M expects a pre-tax gain of approximately $500 million as a result of this divestiture that will be reported within the Company’s Electronics and Energy business.

In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring to TSI, Inc. This business has annual sales of approximately $15 million. The transaction is expected to result in a pre-tax gain of less than $20 million that will be reported within the Company’s Safety and Graphics business.

The aggregate operating income of these businesses was approximately $45 million, $50 million and not significant in 2017, 2016 and 2015, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2017 and December 31, 2016, included the following:

	December 31,	December 31,
(Millions)	2017	2016
Accounts receivable	$25	$25
Property, plant and equipment (net)	20	25
Intangible assets	—	35
Deferred revenue (other current liabilities)	—	35

In addition, approximately $270 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of both December 31, 2017 and December 31, 2016, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

NOTE 3.  Goodwill and Intangible Assets

Purchased goodwill from acquisitions totaled $1.3 billion in 2017, none of which is deductible for tax purposes. Purchased goodwill from acquisitions totaled $14 million in 2016, none of which is deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement-period following prior acquisitions, which increased goodwill by $39 million during 2016. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

Goodwill

	Dec. 31,	2016	2016	Dec. 31,	2017	2017	2017	Dec. 31,
	2015	acquisition	translation	2016	acquisition	divestiture	translation	2017
(Millions)	Balance	activity	and other	Balance	activity	activity	and other	Balance
Industrial	$2,573	$—	$(37)	$2,536	$—	$—	$142	$2,678
Safety and Graphics	3,342	41	(59)	3,324	1,296	(323)	122	4,419
Health Care	1,624	12	(27)	1,609	6	—	67	1,682
Electronics and Energy	1,510	—	(21)	1,489	—	—	35	1,524
Consumer	200	—	8	208	—	—	2	210
Total Company	$9,249	$53	$(136)	$9,166	$1,302	$(323)	$368	$10,513

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 17, effective in the first quarter of 2017, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2017, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed. The Company also completed its annual goodwill impairment test in the fourth quarter of 2017 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in prior years.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of December 31, follow:

	December 31,	December 31,
(Millions)	2017	2016
Customer related intangible assets	$2,332	$1,939
Patents	561	602
Other technology-based intangible assets	583	524
Definite-lived tradenames	678	420
Other amortizable intangible assets	207	211
Total gross carrying amount	$4,361	$3,696

Accumulated amortization — customer related	(874)	(797)
Accumulated amortization — patents	(489)	(497)
Accumulated amortization — other technology based	(292)	(302)
Accumulated amortization — definite-lived tradenames	(256)	(236)
Accumulated amortization — other	(162)	(173)
Total accumulated amortization	$(2,073)	$(2,005)

Total finite-lived intangible assets — net	$2,288	$1,691

Non-amortizable intangible assets (primarily tradenames)	648	629
Total intangible assets — net	$2,936	$2,320

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for the years ended December 31 follows:

(Millions)	2017	2016	2015
Amortization expense	$238	$262	$229

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2017 follows:

						After
(Millions)	2018	2019	2020	2021	2022	2022
Amortization expense	$252	$242	$231	$221	$208	$1,134

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

Restructuring charges are summarized by business segment as follows:

Second Quarter 2017
(Millions)	Employee-Related
Industrial	$39
Safety and Graphics	9
Health Care	2
Electronics and Energy	7
Consumer	36
Corporate and Unallocated	6
Total Expense	$99

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2017
Cost of sales	$86
Selling, general and administrative expenses	5
Research, development and related expenses	8
Total	$99

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2017	$99
Cash payments	(8)
Adjustments	(3)
Accrued restructuring action balances as of December 31, 2017	$88

2017 Exit Activities:

During the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe. During the fourth quarter of 2017, the Company recorded net pre-tax charges of $23 million related to exit activities. These charges related to employee reductions, primarily in the United States and Western Europe.

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

Components of these restructuring charges are summarized by business segment as follows:

	2015
(Millions)	Employee-Related	Asset-Related	Total
Industrial	$30	$12	$42
Safety and Graphics	11	—	11
Health Care	9	—	9
Electronics and Energy	8	4	12
Consumer	3	—	3
Corporate and Unallocated	37	—	37
Total Expense	$98	$16	$114

The preceding restructuring charges were recorded in the income statement as follows:

(Millions)	2015
Cost of sales	40
Selling, general and administrative expenses	62
Research, development and related expenses	12
Total	$114

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred	$98	$16	$114
Non-cash changes	(8)	(16)	(24)
Cash payments	(27)	—	(27)
Accrued restructuring action balances as of December 31, 2015	$63	$—	$63
Cash payments	(57)	—	(57)
Accrued restructuring action balances as of December 31, 2016	$6	$—	$6
Cash payments	(6)	—	(6)
Accrued restructuring action balances as of December 31, 2017	$—	$—	$—

Non-cash changes include certain pension settlements and special termination benefits recorded in accrued defined benefit pension and postretirement benefits and accelerated deprecation resulting from the cessation of use of certain long-lived assets.

NOTE 5.  Supplemental Income Statement Information

Other expense (income), net consists of the following:

(Millions)	2017	2016	2015
Interest expense	$322	$199	$149
Interest income	(50)	(29)	(26)
Total	$272	$170	$123

The Company recorded an early debt extinguishment charge of approximately $96 million which was included within interest expense in the fourth quarter of 2017.

NOTE 6.  Supplemental Balance Sheet Information

Accounts payable (included as a separate line item in the Consolidated Balance Sheet) includes drafts payable on demand of $74 million at December 31, 2017, and $88 million at December 31, 2016. Accumulated depreciation for capital leases totaled $48 million and $89 million as of December 31, 2017, and 2016, respectively. Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2017	2016
Other current assets
Derivative assets-current	$37	$148
Insurance related (receivables, prepaid expenses and other)	71	109
Other	158	193
Total other current assets	$266	$450

Property, plant and equipment - at cost
Land	$348	$341
Buildings and leasehold improvements	7,681	7,252
Machinery and equipment	15,907	14,935
Construction in progress	843	809
Capital leases	135	162
Gross property, plant and equipment	24,914	23,499
Accumulated depreciation	(16,048)	(14,983)
Property, plant and equipment - net	$8,866	$8,516

Other assets
Deferred income taxes	$511	$422
Prepaid pension and post retirement	237	52
Insurance related receivables and other	63	68
Cash surrender value of life insurance policies	241	236
Equity method investments	70	60
Cost method and other investments	80	68
Other	193	272
Total other assets	$1,395	$1,178

Other current liabilities
Accrued rebates	$516	$458
Deferred income	513	551
Derivative liabilities	135	92
Employee benefits and withholdings	208	155
Contingent liability claims and other	179	201
Property, sales-related and other taxes	277	248
Pension and postretirement benefits	69	66
Other	812	701
Total other current liabilities	$2,709	$2,472

Other liabilities
Long term income taxes payable	$1,287	$244
Employee benefits	319	256
Contingent liability claims and other	727	719
Capital lease obligations	60	45
Deferred income	37	15
Deferred income taxes	235	145
Other	297	224
Total other liabilities	$2,962	$1,648

NOTE 7.  Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued. Preferred stock, without par value, of 10 million shares is authorized but unissued.

Cash dividends declared and paid totaled $1.175 and $1.11 per share for each quarter in 2017 and 2016, respectively, which resulted in total year declared dividends of $4.70 and $4.44 per share, respectively. In 2015, 3M’s Board of Directors declared a second, third, and fourth quarter dividend of $1.025 per share, which resulted in total year 2015 declared dividends of $3.075 per share. In December 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015).

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at December 31, 2014, net of tax:	$(1,095)	$(5,293)	$99	$(6,289)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(447)	367	212	132
Amounts reclassified out	—	537	(174)	363
Total other comprehensive income (loss), before tax	(447)	904	38	495
Tax effect	(137)	(415)	(13)	(565)
Total other comprehensive income (loss), net of tax	(584)	489	25	(70)
Balance at December 31, 2015, net of tax:	$(1,679)	$(4,804)	$124	$(6,359)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(244)	(1,122)	57	(1,309)
Amounts reclassified out	—	421	(109)	312
Total other comprehensive income (loss), before tax	(244)	(701)	(52)	(997)
Tax effect	(85)	177	19	111
Total other comprehensive income (loss), net of tax	(329)	(524)	(33)	(886)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	91	(600)	(311)	(820)
Amounts reclassified out	—	483	(7)	476
Total other comprehensive income (loss), before tax	91	(117)	(318)	(344)
Tax effect	279	169	115	563
Total other comprehensive income (loss), net of tax	370	52	(203)	219
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Year ended December 31,			Location on Income
(Millions)	2017	2016	2015	Statement
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$—	$1	$1	See Note 12
Prior service benefit	89	92	79	See Note 12
Net actuarial loss	(570)	(506)	(626)	See Note 12
Curtailments/Settlements	(2)	(8)	9	See Note 12
Total before tax	(483)	(421)	(537)
Tax effect	116	148	176	Provision for income taxes
Net of tax	$(367)	$(273)	$(361)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$8	$110	$178	Cost of sales
Commodity price swap contracts	—	—	(2)	Cost of sales
Interest rate swap contracts	(1)	(1)	(2)	Interest expense
Total before tax	7	109	174
Tax effect	(3)	(39)	(63)	Provision for income taxes
Net of tax	$4	$70	$111
Total reclassifications for the period, net of tax	$(363)	$(203)	$(250)

NOTE 8.  Supplemental Cash Flow Information

(Millions)	2017	2016	2015
Cash income tax payments, net of refunds	$1,604	$1,888	$2,331
Cash interest payments	214	194	134

Cash interest payments include interest paid on debt and capital lease balances, including net interest payments/receipts related to accreted debt discounts/premiums, payment of debt issue costs, as well as net interest payments/receipts associated with interest rate swap contracts. Cash interest payments exclude the cash paid for early debt extinguishment costs. Additional details are described in Note 11.

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately.

Transactions related to investing and financing activities with significant non-cash components are as follows:

•

3M sold and leased-back, under a capital lease, certain recently constructed machinery and equipment in return for municipal bonds with the City of Nevada, Missouri during 2017 and 2016 valued at approximately $13 million and $12 million, respectively, as of the transaction date.

In addition, as discussed in Note 7, in the fourth quarter of 2014, 3M’s Board of Directors declared a first quarter 2015 dividend of $1.025 per share (paid in March 2015).

NOTE 9.  Income Taxes

Income Before Income Taxes

(Millions)	2017	2016	2015
United States	$4,149	$4,366	$4,399
International	3,399	2,687	2,424
Total	$7,548	$7,053	$6,823

Provision for Income Taxes

(Millions)	2017	2016	2015
Currently payable
Federal	$1,022	$1,192	$1,338
State	59	75	101
International	722	733	566
Tax Cuts and Jobs Act (TCJA) non-current transition tax provision	623	—	—
Deferred
Federal	162	(3)	(55)
State	15	9	6
International	76	(11)	26
Total	$2,679	$1,995	$1,982

Components of Deferred Tax Assets and Liabilities

(Millions)	2017	2016
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$178	$195
Product and other claims	204	326
Miscellaneous accruals	98	92
Pension costs	760	1,217
Stock-based compensation	210	302
Net operating/capital loss carryforwards	89	93
Foreign tax credits	32	22
Currency translation	59	—
Inventory	51	53
Gross deferred tax assets	1,681	2,300
Valuation allowance	(81)	(47)
Total deferred tax assets	$1,600	$2,253

Deferred tax liabilities:
Product and other insurance receivables	$(6)	$(27)
Accelerated depreciation	(447)	(730)
Intangible amortization	(784)	(903)
Currency translation	—	(276)
Other	(87)	(40)
Total deferred tax liabilities	$(1,324)	$(1,976)

Net deferred tax assets	$276	$277

The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. See Note 6 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2017, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $7 million), state (approximately $12 million), and international (approximately $70 million), with all amounts net before valuation allowances. The federal tax attribute carryovers will expire after 15 to 20 years, the state after 5 to 10 years, and the international after one to three years or have an indefinite carryover period. The tax attributes being carried over arise as certain jurisdictions may have tax losses or may have inabilities to utilize certain losses without the same type of taxable income. As of December 31, 2017, the Company has provided $81 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

Reconciliation of Effective Income Tax Rate

	2017	2016	2015
Statutory U.S. tax rate	35.0%	35.0%	35.0%
State income taxes - net of federal benefit	0.8	0.9	1.1
International income taxes - net	(6.3)	(2.7)	(3.9)
U.S. TCJA - net impacts	10.1	—	—
U.S. research and development credit	(0.7)	(0.5)	(0.5)
Reserves for tax contingencies	2.2	0.2	(1.0)
Domestic Manufacturer’s deduction	(1.8)	(1.8)	(1.8)
Employee share-based payments	(3.2)	(2.8)	(0.1)
All other - net	(0.6)	—	0.3
Effective worldwide tax rate	35.5%	28.3%	29.1%

The effective tax rate for 2017 was 35.5 percent, compared to 28.3 percent in 2016, an increase of 7.2 percentage points, impacted by several factors. Primary factors that increased the Company’s effective tax rate included the impacts due to the Tax Cuts and Jobs Act (TCJA) being enacted in 2017 (see further information below) and remeasurements and establishment of 3M’s uncertain tax positions. Combined, these factors increased the Company’s effective tax rate by 12.1 percentage points. The increase was partially offset by a 4.9 percentage point decrease, which related to international taxes that were impacted by increasing benefits from the Company’s supply chain centers of expertise, changes to the geographic mix of income before taxes and prior year cash optimization actions, higher year-on-year excess tax benefit for employee share-based payment, increased benefits from the R&D tax credit, a reduction of state taxes, and other items.

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

The TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

In connection with 3M’s initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax expense of $762 million in the fourth quarter of 2017. For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, 3M has not completed its accounting for the income tax effects of certain elements of the TCJA. However, with respect to the following, 3M was able to make reasonable estimates of the TCJA’s effects and, as such, recorded provisional amounts:

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, 3M must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. 3M was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of $745 million in the fourth quarter of 2017. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax. This amount may change when 3M finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The TCJA’s transition tax is payable over eight years beginning in 2018. As of December 31, 2017, 3M reflected $122 million and $623 million in current accrued income taxes and long term income taxes payable, respectively.

Remeasurement of deferred tax assets/liabilities and other impacts: 3M remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. 3M is still analyzing certain aspects of the TCJA, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. This includes the potential impacts of the global low-taxed income (“GILTI”) provision within the TCJA on deferred tax assets/liabilities. 3M also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to effects on the Company’s indefinite reinvestment assertion. As discussed further below in this Note 9, 3M previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. The full effects of underlying tax rates of the TCJA causes some reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. While 3M was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the TCJA, including, but not limited to, the calculation of the transition tax on deferred foreign income. The provisional amount recorded in the fourth quarter of 2017 related to deferred tax assets/liabilities and other impacts was a net additional income tax expense of $17 million.

3M has not completed its full analysis with respect to the GILTI provision within the TCJA and is not yet able to make reasonable estimates of its related effects. Therefore, no provisional adjustments relative to GILTI were recorded. Currently, 3M has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether 3M will account for GILTI as period costs if and when incurred. 3M is not aware of other elements of the TCJA for which the Company was not yet able to make reasonable estimates of the enactment impact and for which it would continue accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

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

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2016, and 2017. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the third quarter of 2018, for 2016 by the end of the first quarter of 2018, and for 2017 by the end of the first quarter of 2019. As of December 31, 2017, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2017	2016	2015
Gross UTB Balance at January 1	$319	$381	$583

Additions based on tax positions related to the current year	119	67	77
Additions for tax positions of prior years	149	43	140
Reductions for tax positions of prior years	(38)	(66)	(399)
Settlements	(3)	(95)	(4)
Reductions due to lapse of applicable statute of limitations	(16)	(11)	(16)

Gross UTB Balance at December 31	$530	$319	$381

Net UTB impacting the effective tax rate at December 31	$526	$333	$369

The total amount of UTB, if recognized, would affect the effective tax rate by $526 million as of December 31, 2017, $333 million as of December 31, 2016, and $369 million as of December 31, 2015. The ending net UTB results from adjusting the gross balance for items such as Federal, State, and non-U.S. deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $20 million of expense, $10 million of expense, and $2 million of expense in 2017, 2016, and 2015, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2017, and December 31, 2016, accrued interest and penalties in the consolidated balance sheet on a gross basis were $68 million and $52 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

As a result of certain employment commitments and capital investments made by 3M, income from certain manufacturing activities in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: Thailand (2018), China (2019), Korea (2019), Switzerland (2023), Singapore (2025), and Brazil (2073). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $228 million (37 cents per diluted share) in 2017, $142 million (23 cents per diluted share) in 2016, and $114 million (18 cents per diluted share) in 2015.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. As noted above, the effects of the TCJA caused some reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. While 3M was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the TCJA. The unremitted earnings relate to ongoing operations and were approximately $15 billion as of December 31, 2017. Because of the multiple avenues in which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 10.  Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

	December 31,	December 31,
(Millions)	2017	2016
Corporate debt securities	$14	$10
Commercial paper	899	14
Certificates of deposit/time deposits	76	197
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	16	31
Credit card related	68	18
Other	—	7
Asset-backed securities total	84	56

Current marketable securities	$1,076	$280

U.S. municipal securities	$27	$17

Non-current marketable securities	$27	$17

Total marketable securities	$1,103	$297

At December 31, 2017 and 2016, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balance at December 31, 2017, for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2017

Due in one year or less	$1,071
Due after one year through five years	18
Due after five years through ten years	14
Total marketable securities	$1,103

3M has a diversified marketable securities portfolio. Within this portfolio, asset-backed securities primarily include interests in automobile loans, credit cards and other asset-backed securities. 3M’s investment policy allows investments in asset-backed securities with minimum credit ratings of Aa3 by Moody’s Investors Service or AA- by Standard & Poor’s or Fitch Ratings or DBRS. Asset-backed securities must be rated by at least two of the aforementioned rating agencies, one of which must be Moody’s Investors Service or Standard & Poor’s. At December 31, 2017, all asset-backed security investments were in compliance with this policy. Approximately 90 percent of all asset-backed security investments were rated AAA or A-1+ by Standard & Poor’s and/or Aaa or P-1 by Moody’s Investors Service and/or AAA or F1+ by Fitch Ratings. Interest rate risk and credit risk related to the underlying collateral may impact the value of investments in asset-backed securities, while factors such as general conditions in the overall credit market and the nature of the underlying collateral may affect the liquidity of investments in asset-backed securities. 3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 11.  Long-Term Debt and Short-Term Borrowings

The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2017. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

	Currency/	Effective	Final
(Millions)	Fixed vs.	Interest	Maturity	Carrying Value
Description / 2017 Principal Amount	Floating	Rate	Date	2017	2016
Medium-term note (repaid in 2017)	USD Fixed	—%	—	$—	$649
Medium-term note (500 million Euros)	Euro Floating	—%	2018	600	523
Medium-term note ($450 million)	USD Floating	1.50%	2018	448	448
Medium-term note ($600 million)	USD Floating	1.63%	2019	596	598
Medium-term note ($25 million)	USD Fixed	1.74%	2019	25	25
Medium-term note (650 million Euros)	Euro Floating	—%	2020	779	680
Medium-term note ($300 million)	USD Floating	1.58%	2020	296	297
Medium-term note ($200 million)	USD Floating	1.49%	2020	198	199
Eurobond (300 million Euros)	Euro Floating	—%	2021	378	336
Eurobond (300 million Euros)	Euro Fixed	1.97%	2021	358	312
Medium-term note ($600 million)	USD Fixed	1.63%	2021	598	598
Medium-term note (500 million Euros)	Euro Fixed	0.45%	2022	597	520
Medium-term note ($600 million)	USD Fixed	2.17%	2022	595	593
Medium-term note (600 million Euros)	Euro Fixed	1.14%	2023	712	619
Medium-term note ($650 million)	USD Fixed	2.26%	2023	647	—
Medium-term note ($550 million)	USD Fixed	3.04%	2025	546	546
Medium-term note (750 million Euros)	Euro Fixed	1.71%	2026	885	770
Medium-term note ($650 million)	USD Fixed	2.25%	2026	641	640
Medium-term note ($850 million)	USD Fixed	2.95%	2027	839	—
30-year debenture ($220 million)	USD Fixed	6.01%	2028	227	342
Medium-term note (500 million Euros)	Euro Fixed	1.90%	2030	589	512
Medium-term note (500 million Euros)	Euro Fixed	1.54%	2031	595	518
30-year bond ($555 million)	USD Fixed	5.73%	2037	550	743
Floating rate note ($96 million)	USD Floating	1.29%	2041	95	96
Medium-term note ($325 million)	USD Fixed	4.05%	2044	313	313
Floating rate note ($55 million)	USD Floating	1.21%	2044	54	54
Medium-term note ($500 million)	USD Fixed	3.13%	2046	473	473
Medium-term note ($500 million)	USD Fixed	3.68%	2047	491	—
Other borrowings	Various	1.26%	2018-2040	73	74
Total long-term debt				$13,198	$11,478
Less: current portion of long-term debt				1,102	800
Long-term debt (excluding current portion)				$12,096	$10,678

Post-Swap Borrowing (Long-Term Debt, Including Current Portion)

	2017		2016
	Carrying	Effective	Carrying	Effective
(Millions)	Value	Interest Rate	Value	Interest Rate
Fixed-rate debt	$9,681	2.45%	$8,372	2.42%
Floating-rate debt	3,517	0.76%	3,106	0.48%
Total long-term debt, including current portion	$13,198		$11,478

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2017	2016
Current portion of long-term debt	0.67%	$1,102	$800
U.S. dollar commercial paper	1.50%	745	—
Other borrowings	5.35%	6	172
Total short-term borrowings and current portion of long-term debt		$1,853	$972

Other short-term borrowings primarily consisted of bank borrowings by international subsidiaries. In 2016, these were primarily related to Japan and Korea.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of December 31, 2017. The maturities of long-term debt for the periods subsequent to December 31, 2017 are as follows (in millions):

					After
2018	2019	2020	2021	2022	2022	Total
$1,102	$692	$1,368	$1,333	$1,191	$7,512	$13,198

Long-term debt payments due in 2018, 2019, and 2020 include floating rate notes totaling $54 million (classified as current portion of long-term debt), $71 million (included in other borrowings in the long-term debt table), and $95 million (included within the long-term debt table), respectively, as a result of put provisions associated with these debt instruments.

Credit Facilities

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lender’s discretion), bringing the total facility up to $5.0 billion. This revolving credit facility was undrawn at December 31, 2017. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2017, this ratio was approximately 29 to 1. Debt covenants do not restrict the payment of dividends.

Other Credit Facilities

Apart from the committed revolving facility, an additional $288 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at December 31, 2017. These instruments are utilized in connection with normal business activities.

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

Long-Term Debt Maturities and Extinguishments

In June 2017, 3M repaid $650 million aggregate principal amount of fixed rate medium-term notes that matured.

In October 2017, 3M, via cash tender offers, repurchased $305 million aggregate principal amount of its outstanding notes. This included $110 million of its $330 million principal amount of 6.375% notes due 2028 and $195 million of its $750 million principal amount of 5.70% notes due 2037. The Company recorded an early debt extinguishment charge of approximately $96 million in the fourth quarter of 2017 within interest expense, the cash outflow for which is recorded within other financing activities on the statement of cash flows. This charge reflected the differential between the carrying value and the amount paid to acquire the tendered notes and related expenses.

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

NOTE 12.  Pension and Postretirement Benefit Plans

3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 75 defined benefit plans in 27 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. The Company also provides certain postretirement health care and life insurance benefits for its U.S. employees who reach retirement age while employed by the Company and were employed by the Company prior to January 1, 2016. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.

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

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’ elections. Employer contributions to the U.S. defined contribution plans were $159 million, $139 million and $165 million for 2017, 2016 and 2015, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $88 million, $87 million and $77 million for 2017, 2016 and 2015, respectively.

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

3M was informed in 2009, that the general partners of WG Trading Company, in which 3M’s benefit plans hold limited partnership interests, are the subject of a criminal investigation as well as civil proceedings by the SEC and CFTC (Commodity Futures Trading Commission). In March 2011, over the objections of 3M and six other limited partners of WG Trading Company, the district court judge ruled in favor of the court appointed receiver’s proposed distribution plan (and in April 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s ruling). The benefit plan trustee holdings of WG Trading Company interests were adjusted to reflect the decreased estimated fair market value, inclusive of estimated insurance proceeds, as of the annual measurement dates. In the first quarter of 2014, 3M and certain 3M benefit plans filed a lawsuit that was removed by the insurers to the U.S. District Court for the District of Minnesota against five insurers seeking insurance coverage for the WG Trading Company claim. In September 2015, the court ruled in favor of the defendant insurance companies on a motion for summary judgment and dismissed the lawsuit. In October 2015, 3M and the 3M benefit plans filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. In May 2017, the appellate court affirmed the lower court’s decision. The decision reduced U.S. pension and postretirement plan assets by $73 million at the December 31, 2017 measurement date and did not have a material adverse effect on the consolidated financial position of the Company.

As part of a diversified investment strategy, the U.S. pension and postretirement benefit plans made investments in the natural gas fired power generation industry during the period 2011 through 2013. In April 2017, one of these entities, Panda Temple Power, LLC, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. This investment loss represented less than one percent of the fair value of the U.S. pension and postretirement plans’ assets and was reflected in the fair value measurement as of December 31, 2017.

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $40 million as of December 31, 2017 and 2016.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$16,202	$15,856	$6,625	$6,322	$2,259	$2,216
Acquisitions/Transfers	—	—	3	(5)	—	—
Service cost	268	259	142	133	52	54
Interest cost	565	575	157	171	80	79
Participant contributions	—	—	8	8	—	—
Foreign exchange rate changes	—	—	667	(472)	3	7
Plan amendments	—	5	6	(4)	(6)	—
Actuarial (gain) loss	1,263	427	170	724	127	7
Benefit payments	(936)	(919)	(276)	(245)	(105)	(104)
Settlements, curtailments, special termination benefits and other	(2)	(1)	—	(7)	—	—
Benefit obligation at end of year	$17,360	$16,202	$7,502	$6,625	$2,410	$2,259
Change in plan assets
Fair value of plan assets at beginning of year	$14,081	$13,966	$5,617	$5,669	$1,356	$1,367
Acquisitions/Transfers	—	—	2	—	—	—
Actual return on plan assets	1,693	779	714	512	143	90
Company contributions	852	259	112	121	3	3
Participant contributions	—	—	8	8	—	—
Foreign exchange rate changes	—	—	560	(444)	—	—
Benefit payments	(936)	(919)	(276)	(245)	(105)	(104)
Settlements, curtailments, special termination benefits and other	(4)	(4)	—	(4)	—	—
Fair value of plan assets at end of year	$15,686	$14,081	$6,737	$5,617	$1,397	$1,356
Funded status at end of year	$(1,674)	$(2,121)	$(765)	$(1,008)	$(1,013)	$(903)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$4	$4	$233	$48	$—	$—
Accrued benefit cost
Current liabilities	(53)	(52)	(12)	(10)	(4)	(4)
Non-current liabilities	(1,625)	(2,073)	(986)	(1,046)	(1,009)	(899)
Ending balance	$(1,674)	$(2,121)	$(765)	$(1,008)	$(1,013)	$(903)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2017	2016	2017	2016	2017	2016
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	5,921	5,704	1,720	1,933	774	761
Prior service cost (credit)	(175)	(198)	(40)	(56)	(163)	(214)
Ending balance	$5,746	$5,506	$1,680	$1,877	$611	$547

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $16.270 billion and $15.149 billion at December 31, 2017 and 2016, respectively. The accumulated benefit obligation of the international pension plans was $6.870 billion and $6.058 billion at December 31, 2017 and 2016, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2017	2016	2017	2016
Projected benefit obligation	$17,350	$16,202	$2,687	$2,590
Accumulated benefit obligation	16,260	15,149	2,449	2,351
Fair value of plan assets	15,671	14,081	1,731	1,635

Components of net periodic cost and other amounts recognized in other comprehensive income

Net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. Components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31 follow:

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net periodic benefit cost (benefit)
Service cost	$268	$259	$293	$142	$133	$154	$52	$54	$75
Interest cost	565	575	655	157	171	206	80	79	98
Expected return on plan assets	(1,035)	(1,043)	(1,069)	(293)	(308)	(308)	(86)	(90)	(91)
Amortization of transition asset	—	—	—	—	(1)	(1)	—	—	—
Amortization of prior service benefit	(23)	(24)	(24)	(13)	(13)	(13)	(53)	(55)	(42)
Amortization of net actuarial loss	388	354	409	126	91	144	56	61	73
Settlements, curtailments, special termination benefits and other	2	4	2	4	4	(6)	(4)	—	1
Net periodic benefit cost (benefit) after settlements, curtailments, special termination benefits and other	$165	$125	$266	$123	$77	$176	$45	$49	$114
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	—	—	—	—	1	1	—	—	—
Prior service cost (benefit)	—	5	—	6	(5)	10	(1)	—	(212)
Amortization of prior service benefit	23	24	24	13	13	13	53	55	42
Net actuarial (gain) loss	605	692	312	(248)	512	(270)	69	8	(23)
Amortization of net actuarial loss	(388)	(354)	(409)	(126)	(91)	(144)	(56)	(61)	(73)
Foreign currency	—	—	—	167	(93)	(174)	—	—	(1)
Total recognized in other comprehensive (income) loss	$240	$367	$(73)	$(188)	$337	$(564)	$65	$2	$(267)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$405	$492	$193	$(65)	$414	$(388)	$110	$51	$(153)

Amounts expected to be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
Amortization of transition (asset) obligation	$—	$—	$—
Amortization of prior service cost (benefit)	(23)	(13)	(40)
Amortization of net actuarial (gain) loss	503	116	62
Total amortization expected over the next fiscal year	$480	$103	$22

The Company primarily amortizes amounts recognized as prior service cost (benefit) over the average future service period of active employees at the date of the amendment.

Weighted-average assumptions used to determine benefit obligations as of December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Discount rate	3.68%	4.21%	4.47%	2.41%	2.54%	3.12%	3.79%	4.26%	4.48%
Compensation rate increase	4.10%	4.10%	4.10%	2.89%	2.90%	2.90%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Discount rate - service cost	4.42%	4.70%	4.10%	2.32%	2.84%	3.11%	4.50%	4.70%	4.07%
Discount rate - interest cost	3.61%	3.73%	4.10%	2.25%	2.72%	3.11%	3.80%	3.80%	4.07%
Expected return on assets	7.25%	7.50%	7.75%	5.16%	5.77%	5.90%	6.48%	6.91%	6.91%
Compensation rate increase	4.10%	4.10%	4.10%	2.90%	2.90%	3.33%	N/A	N/A	N/A

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 3.68% for pension and 3.79% for postretirement benefits to be appropriate for its U.S. plans as of December 31, 2017, which is a decrease of 0.53 percentage points and 0.47 percentage points, respectively, from the rates used as of December 31, 2016. For the international pension and postretirement plans the discount rates also reflect the current rate at which the associated liabilities could be effectively settled at the end of the year. If the country has a deep market in corporate bonds the Company matches the expected cash flows from the plan either to a portfolio of bonds that generate sufficient cash flow or a notional yield curve generated from available bond information. In countries that do not have a deep market in corporate bonds, government bonds are considered with a risk premium to approximate corporate bond yields.

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

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.25% in 2017. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2017, the Company’s 2018 expected long-term rate of return on U.S. plan assets is 7.25%, consistent with 2017. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2017 expected long-term rate of return is based on an asset allocation assumption of 25% global equities, 16% private equities, 41% fixed-income securities, and 18% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2017 was 12.4%. In 2016 the plan earned a rate of return of 5.8% and in 2015 earned a return of 0.7%. The average annual actual return on the plan assets over the past 10 and 25 years has been 7.0% and 9.4%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

As of December 31, 2014, the Company converted to the “RP 2014 Mortality Tables” and updated the mortality improvement scale it used for calculating the year-end 2014 U.S. defined benefit pension annuitant and postretirement obligations and 2015 expense. The impact of this change increased the year-end 2014 U.S. pension projected benefit obligation (PBO) by approximately $820 million and the U.S. accumulated postretirement benefit obligation by approximately $100 million. As of December 31, 2016, the Company updated the mortality improvement scale to Scale MP-2016, which was released by the Society of Actuaries in October 2016. The impact of this change decreased the year-end 2016 U.S. pension PBO by approximately $440 million and the U.S. accumulated postretirement benefit obligation by approximately $60 million. As of December 31, 2017, the Company updated the mortality improvement scale to Scale MP-2017. The update resulted in a small decrease to the U.S. pension PBO and U.S. accumulated postretirement benefit obligations.

During 2017, the Company contributed $964 million to its U.S. and international pension plans and $3 million to its postretirement plans. During 2016, the Company contributed $380 million to its U.S. and international pension plans and $3 million to its postretirement plans. In 2018, the Company expects to contribute an amount in the range of $300 million to $500 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2018 Benefit Payments	$1,074	$237	$139
2019 Benefit Payments	1,090	251	148
2020 Benefit Payments	1,102	260	157
2021 Benefit Payments	1,110	278	166
2022 Benefit Payments	1,126	285	174
Next five years	5,724	1,640	843

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

The discussion that follows references the fair value measurements of certain assets in terms of levels 1, 2 and 3. See Note 14 for descriptions of these levels. While the company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

U.S. Pension Plans and Postretirement Benefit Plan Assets

In order to achieve the investment objectives in the U.S. pension plans and U.S. postretirement benefit plans, the investment policies include a target strategic asset allocation. The investment policies allow some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolios will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans. Approximately 46% of the postretirement benefit plan assets are in a 401(h) account. The 401(h) account assets are in the same trust as the primary U.S. pension plan and invested with the same investment objectives as the primary U.S. pension plan.

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2017	2016	2017	2016	2017	2016	2017	2016
Equities
U.S. equities	$1,568	$1,522	$—	$—	$—	$—	$1,568	$1,522
Non-U.S. equities	1,527	1,179	—	—	—	—	1,527	1,179
Index and long/short equity funds*							422	414
Total Equities	$3,095	$2,701	$—	$—	$—	$—	$3,517	$3,115
Fixed Income
U.S. government securities	$2,666	$1,701	$484	$560	$—	$—	$3,150	$2,261
Non-U.S. government securities	—	—	168	146	—	—	168	146
Preferred and convertible securities	4	4	2	1	—	—	6	5
U.S. corporate bonds	10	10	2,904	3,392	—	—	2,914	3,402
Non-U.S. corporate bonds	—	—	614	672	—	—	614	672
Derivative instruments	—	(1)	110	(31)	—	—	110	(32)
Other*							8	7
Total Fixed Income	$2,680	$1,714	$4,282	$4,740	$—	$—	$6,970	$6,461
Private Equity
Derivative instruments	$—	$—	$—	$—	$(7)	$(83)	$(7)	$(83)
Growth equity	34	19	—	—	—	—	34	19
Partnership investments*							2,062	2,188
Total Private Equity	$34	$19	$—	$—	$(7)	$(83)	$2,089	$2,124
Absolute Return
Derivative instruments	$—	$—	$—	$(7)	$—	$—	$—	$(7)
Fixed income and other	31	29	102	78	—	—	133	107
Hedge fund/fund of funds*							1,871	1,793
Partnership investments*							335	296
Total Absolute Return	$31	$29	$102	$71	$—	$—	$2,339	$2,189
Cash and Cash Equivalents
Cash and cash equivalents	$109	$55	$14	$—	$1	$2	$124	$57
Repurchase agreements and derivative margin activity	—	—	(502)	(545)	—	—	(502)	(545)
Cash and cash equivalents, valued at net asset value*							1,402	931
Total Cash and Cash Equivalents	$109	$55	$(488)	$(545)	$1	$2	$1,024	$443
Total	$5,949	$4,518	$3,896	$4,266	$(6)	$(81)	$15,939	$14,332
Other items to reconcile to fair value of plan assets							$(253)	$(251)
Fair value of plan assets							$15,686	$14,081

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

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2017	2016	2017	2016	2017	2016	2017	2016
Equities
U.S. equities	$465	$477	$—	$—	$—	$—	$465	$477
Non-U.S. equities	71	62	—	—	—	—	71	62
Index and long/short equity funds*							45	40
Total Equities	$536	$539	$—	$—	$—	$—	$581	$579
Fixed Income
U.S. government securities	$136	$102	$205	$191	$—	$—	$341	$293
Non-U.S. government securities	—	—	9	9	—	—	9	9
U.S. corporate bonds	—	—	159	172	—	—	159	172
Non-U.S. corporate bonds	—	—	35	36	—	—	35	36
Derivative instruments	—	—	4	(1)	—	—	4	(1)
Total Fixed Income	$136	$102	$412	$407	$—	$—	$548	$509
Private Equity
Derivative instruments	$—	$—	$—	$—	$—	$(3)	$—	$(3)
Growth equity	2	1	—	—	—	—	2	1
Partnership investments*							109	113
Total Private Equity	$2	$1	$—	$—	$—	$(3)	$111	$111
Absolute Return
Fixed income and other	$1	$1	$4	$3	$—	$—	$5	$4
Hedge fund/fund of funds*							76	72
Partnership investments*							14	12
Total Absolute Return	$1	$1	$4	$3	$—	$—	$95	$88
Cash and Cash Equivalents
Cash and cash equivalents	$34	$44	$1	$3	$—	$—	$35	$47
Repurchase agreements and derivative margin activity	—	—	(20)	(22)	—	—	(20)	(22)
Cash and cash equivalents, valued at net asset value*							57	38
Total Cash and Cash Equivalents	$34	$44	$(19)	$(19)	$—	$—	$72	$63
Total	$709	$687	$397	$391	$—	$(3)	$1,407	$1,350
Other items to reconcile to fair value of plan assets							$(10)	$6
Fair value of plan assets							$1,397	$1,356

*In accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding and is determined by the investment manager or custodian of the fund. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

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

Other items to reconcile to fair value of plan assets include, interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The balances of and changes in the fair values of the U.S. pension plans’ and postretirement plans’ level 3 assets for the periods ended December 31, 2017 and 2016 were not material.

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

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2017	2016	2017	2016	2017	2016	2017	2016
Equities
Growth equities	$659	$605	$289	$214	$—	$—	$948	$819
Value equities	597	575	43	28	—	—	640	603
Core equities	62	55	790	583	4	4	856	642
Equities, valued at net asset value*							21	16
Total Equities	$1,318	$1,235	$1,122	$825	$4	$4	$2,465	$2,080
Fixed Income
Domestic government	$362	$340	$256	$202	$4	$3	$622	$545
Foreign government	168	142	338	353	—	—	506	495
Corporate debt securities	63	51	1,072	888	10	9	1,145	948
Fixed income securities, valued at net asset value*							976	641
Total Fixed Income	$593	$533	$1,666	$1,443	$14	$12	$3,249	$2,629
Private Equity
Real estate	$36	$29	$74	$62	$3	$3	$113	$94
Real estate, valued at net asset value*							36	34
Partnership investments*							68	63
Total Private Equity	$36	$29	$74	$62	$3	$3	$217	$191
Absolute Return
Derivatives	$—	$(4)	$2	$—	$—	$—	$2	$(4)
Insurance	—	—	—	—	519	455	519	455
Other	—	—	—	—	7	6	7	6
Other, valued at net asset value*							1	—
Hedge funds*							194	174
Total Absolute Return	$—	$(4)	$2	$—	$526	$461	$723	$631
Cash and Cash Equivalents
Cash and cash equivalents	$67	$99	$34	$18	$—	$—	$101	$117
Cash and cash equivalents, valued at net asset value*							3	4
Total Cash and Cash Equivalents	$67	$99	$34	$18	$—	$—	$104	$121
Total	$2,014	$1,892	$2,898	$2,348	$547	$480	$6,758	$5,652
Other items to reconcile to fair value of plan assets							$(21)	$(35)
Fair value of plan assets							$6,737	$5,617

*In accordance with ASC 820-10, certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding and is determined by the investment manager or custodian of the fund. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

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

The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class. The aggregate of net purchases and net unrealized gains increased this balance by $48 million and $8 million in 2017 and 2016, respectively. Foreign currency exchange impacts increased this balance by $16 million in 2017 and decreased this balance by $9 million in 2016.

NOTE 13.  Derivatives

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

Additional information with respect to the impacts on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7. Additional information with respect to the fair value of derivative instruments is included in Note 14. References to information regarding derivatives and/or hedging instruments associated with the Company’s long-term debt are also made in Note 11.

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

As of December 31, 2017, the Company had a balance of $112 million associated with the after tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $8 million (after tax loss) related to forward starting interest rate swaps, which will be amortized over the respective lives of the notes. Based on exchange rates as of December 31, 2017, 3M expects to reclassify approximately $64 million, $30 million, and approximately $18 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2018, 2019, and after 2019, respectively (with the impact offset by earnings/losses from underlying hedged items).

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

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Year ended December 31, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(305)	Cost of sales	$8	Cost of sales	$—
Interest rate swap contracts	(6)	Interest expense	(1)	Interest expense	—
Total	$(311)		$7		$—

Year ended December 31, 2016	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$58	Cost of sales	$110	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	(1)	Interest expense	—
Total	$57		$109		$—

Year ended December 31, 2015	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$212	Cost of sales	$178	Cost of sales	$—
Commodity price swap contracts	—	Cost of sales	(2)	Cost of sales	—
Interest rate swap contracts	—	Interest expense	(2)	Interest expense	—
Total	$212		$174		$—

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

In the fourth quarter of 2017, the Company entered into an interest rate swap with a notional amount of $200 million that converted the company’s fixed-rate medium-term note due 2020 into a floating-rate note as a hedge of its exposure to changes in the fair value that is attributable to interest rate risk.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Year ended December 31, 2017	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(9)	Interest expense	$9
Total		$(9)		$9

Year ended December 31, 2016
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(2)	Interest expense	$2
Total		$(2)		$2

Year ended December 31, 2015
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(2)	Interest expense	$2
Total		$(2)		$2

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

At December 31, 2017, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.4 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2018 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Year ended December 31, 2017	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(667)	N/A	$—
Foreign currency forward contracts	(58)	Cost of sales	7
Total	$(725)		$7

Year ended December 31, 2016	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$215	N/A	$—
Foreign currency forward contracts	(9)	Cost of sales	(3)
Total	$206		$(3)

Year ended December 31, 2015
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$63	N/A	$—
Foreign currency forward contracts	143	Cost of sales	11
Total	$206		$11

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in Income
		Year ended	Year ended	Year ended
		December 31,	December 31,	December 31,
		2017	2016	2015
(Millions)	Location	Amount	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$11	$(14)	$5
Foreign currency forward contracts	Interest expense	(141)	9	82
Commodity price swap contracts	Cost of sales	—	—	(3)
Total		$(130)	$(5)	$84

Location and Fair Value Amount of Derivative Instruments:

The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps, which are presented using the inception date’s foreign exchange rate. Additional information with respect to the fair value of derivative instruments is included in Note 14.

	Gross	Assets		Liabilities
December 31, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,204	Other current assets	$7	Other current liabilities	$109
Foreign currency forward/option contracts	1,392	Other assets	20	Other liabilities	56
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	1,503	Other assets	21	Other liabilities	6
Total derivatives designated as hedging instruments			$48		$172

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,974	Other current assets	$30	Other current liabilities	$25
Total derivatives not designated as hedging instruments			$30		$25

Total derivative instruments			$78		$197

	Gross	Assets		Liabilities
December 31, 2016	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,160	Other current assets	$107	Other current liabilities	$9
Foreign currency forward/option contracts	1,459	Other assets	86	Other liabilities	3
Interest rate swap contracts	1,953	Other assets	25	Other current liabilities	1
Total derivatives designated as hedging instruments			$218		$13

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$5,655	Other current assets	$41	Other current liabilities	$82
Total derivatives not designated as hedging instruments			$41		$82

Total derivative instruments			$259		$95

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments:

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2017, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
December 31, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$78	$27	$—	$51
Derivatives not subject to master netting agreements	—			—
Total	$78			$51

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$259	$39	$—	$220
Derivatives not subject to master netting agreements	—			—
Total	$259			$220

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
December 31, 2017	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$197	$27	$—	$170
Derivatives not subject to master netting agreements	—			—
Total	$197			$170

December 31, 2016
(Millions)
Derivatives subject to master netting agreements	$93	$39	$—	$54
Derivatives not subject to master netting agreements	2			2
Total	$95			$56

Foreign Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $152 million in 2017 and decreased pre-tax income by approximately $69 million in 2016. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 14.  Fair Value Measurements

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2017 and 2016.

3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.

Available-for-sale marketable securities — except certain U.S. municipal securities:

Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 10.

Available-for-sale marketable securities —certain U.S. municipal securities only:

3M holds municipal bonds with the City of Nevada, Missouri, which represent 3M’s only U.S. municipal securities holding as of December 31, 2017. Due to the nature of this security, the valuation method utilized will include the financial health of the City of Nevada, any recent municipal bond issuances by Nevada, and macroeconomic considerations related to the direction of interest rates and the health of the overall municipal bond market, and as such will be classified as a level 3 security.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$14	$—	$14	$—
Commercial paper	899	—	899	—
Certificates of deposit/time deposits	76	—	76	—
Asset-backed securities:
Automobile loan related	16	—	16	—
Credit card related	68	—	68	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	57	—	57	—
Interest rate swap contracts	21	—	21	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	190	—	190	—
Interest rate swap contracts	7	—	7	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2016	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$10	$—	$10	$—
Commercial paper	14	—	14	—
Certificates of deposit/time deposits	197	—	197	—
Asset-backed securities:
Automobile loan related	31	—	31	—
Credit card related	18	—	18	—
Other	7	—	7	—
U.S. municipal securities	20	—	—	20
Derivative instruments — assets:
Foreign currency forward/option contracts	234	—	234	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	94	—	94	—
Interest rate swap contracts	1	—	1	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only
(Millions)	2017	2016	2015
Beginning balance	$20	$12	$15
Total gains or losses:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases and issuances	13	12	—
Sales and settlements	(3)	(4)	(3)
Transfers in and/or out of level 3	—	—	—
Ending balance	30	20	12
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 12.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments. During 2017, the Company recognized approximately $61 million in long-lived asset impairments within its Electronics and Energy and Industrial business segments, with the complete carrying amount of such assets written off and included in operating income results. There were no material long-lived asset impairments for 2016 and 2015.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$12,096	$12,535	$10,678	$11,168

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at December 31, 2017 and 2016 due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 15.  Commitments and Contingencies

Capital and Operating Leases:

Rental expense under operating leases was $343 million in 2017, $318 million in 2016 and $316 million in 2015. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has two primary capital leases. The first, which became effective in April 2003, involves a building in the United Kingdom (with a lease term of 22 years). During the second quarter of 2003, 3M recorded a capital lease asset and obligation of approximately 33.5 million British Pound (GBP), or approximately $27 million at December 31, 2017, exchange rates. For the second, 3M sold and leased-back certain recently constructed machinery and equipment in return for municipal bonds with the City of Nevada, Missouri. 3M recorded a capital lease asset and obligation of approximately $13 million in 2017, $12 million in 2016, and $15 million in earlier years, with a lease term of 15 years.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2017, were as follows:

		Operating
(Millions)	Capital Leases	Leases
2018	$12	$258
2019	10	212
2020	9	160
2021	6	106
2022	5	88
After 2022	34	274
Total	$76	$1,098
Less: Amounts representing interest	3
Present value of future minimum lease payments	73
Less: Current obligations under capital leases	13
Long-term obligations under capital leases	$60

Unconditional Purchase Obligations:

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). The Company estimates its total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2017, at $800 million. Payments by year are estimated as follows: 2018 ($271 million), 2019 ($211 million), 2020 ($150 million), 2021 ($99 million), 2022 ($56 million) and after 2022 ($13 million). Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide an indication of the Company’s expected future cash outflows related to purchases.

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $50 million at December 31, 2017, and $47 million at December 31, 2016. 3M does not consider this amount to be material. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. Although the Company cannot estimate its exposure to all legal proceedings, it currently believes, except as described below, that such future charges, if any, would not have a material adverse effect on the consolidated financial position of the Company. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether it is able to estimate a liability previously determined to be not estimable and/or not probable. Where appropriate, the Company makes additions to or adjustments of its estimated liabilities. As a result, the current estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company could change in the future.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of December 31, 2017, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,230 individual claimants, compared to approximately 2,660 individual claimants with actions pending at December 31, 2016.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in all twelve cases taken to trial, including ten of the eleven cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and the cases tried in 2016 and 2017–described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal. In September 2017, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky in 3M’s second respirator trial involving coal mine dust. The jury ultimately determined that the plaintiff’s claims were barred by the statute of limitations. In November 2017, the court denied the plaintiff’s motion for a new trial. The plaintiff did not file an appeal, thereby ending the litigation.

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

Respirator Mask/Asbestos Liabilities and Insurance Receivables

The Company regularly conducts a comprehensive legal review of its respirator mask/asbestos liabilities. The Company reviews recent and historical claims data, including without limitation, (i) the number of pending claims filed against the Company, (ii) the nature and mix of those claims (i.e., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (iii) the costs to defend and resolve pending claims, and (iv) trends in filing rates and in costs to defend and resolve claims, (collectively, the “Claims Data”). As part of its comprehensive legal review, the Company regularly provides the Claims Data to a third party with expertise in determining the impact of Claims Data on future filing trends and costs. The third party assists the Company in estimating the costs to defend and resolve pending and future claims. The Company uses these estimates to develop its best estimate of probable liability.

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

As a result of the Company’s review of its respirator mask/asbestos liabilities and as a result of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in 2017 for respirator mask/asbestos liabilities by $71 million. In 2017, the Company made payments for legal fees and settlements of $58 million related to the respirator mask/asbestos litigation. As of December 31, 2017 and 2016, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $608 million and $595 million, respectively. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2017, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2017, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As a result of the review of Aearo’s respirator mask/asbestos liabilities, the Company increased Aearo’s accruals in 2017 for respirator mask/asbestos liabilities by $13 million. As of December 31, 2017, the Company, through its Aearo subsidiary, had accruals of $30 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against the Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical

Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFCs in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFCs from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFCs for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFCs at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2018.

In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

In May 2017, the MDH issued new HBVs for PFOS and PFOA. The new HBVs are 35 ppt for PFOA and 27 ppt for PFOS. In connection with its announcement, the MDH stated that “Drinking water with PFOA and PFOS, even at the levels above the updated values, does not represent an immediate health risk. These values are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” In December 2017, the MDH issued a new HBV for perfluorobutane sulfonate (PFBS) of 2 ppb.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Alabama Environmental Litigation

As previously reported, a former employee filed a purported class action lawsuit in 2002 in the Circuit Court of Morgan County, Alabama (the “St. John case”), seeking unstated damages and alleging that the plaintiffs suffered fear, increased risk, subclinical injuries, and property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The court in 2005 granted the Company’s motion to dismiss the named plaintiff’s personal injury-related claims on the basis that such claims are barred by the exclusivity provisions of the state’s Workers Compensation Act. The plaintiffs’ counsel filed an amended complaint in November 2006, limiting the case to property damage claims on behalf of a purported class of residents and property owners in the vicinity of the Decatur plant. In June 2015, the plaintiffs filed an amended complaint adding additional defendants, including BFI Waste Management Systems of Alabama, LLC; BFI Waste Management of North America, LLC; the City of Decatur, Alabama; Morgan County, Alabama; Municipal Utilities Board of Decatur; and Morgan County, Alabama, d/b/a Decatur Utilities.

In 2005, the judge -- in a second purported class action lawsuit filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds (the “Chandler case”) -- granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the St. John case. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

In February 2009, a resident of Franklin County, Alabama, filed a purported class action lawsuit in the Circuit Court of Franklin County (the “Stover case”) seeking compensatory damages and injunctive relief based on the application by the Decatur utility’s wastewater treatment plant of wastewater treatment sludge to farmland and grasslands in the state that allegedly contain PFOA, PFOS and other perfluorochemicals. The named plaintiff seeks to represent a class of all persons within the State of Alabama who have had PFOA, PFOS, and other perfluorochemicals released or deposited on their property. In March 2010, the Alabama Supreme Court ordered the case transferred from Franklin County to Morgan County. In May 2010, consistent with its handling of the other matters, the Morgan County Circuit Court abated this case, putting it on hold pending the resolution of the class certification issues in the St. John case.

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

In August 2016, a group of over 200 plaintiffs filed a class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama. Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFCs that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case.

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

In January 2017, several hundred plaintiffs sued 3M, its subsidiary Dyneon, and Daikin America in Lawrence and Morgan Counties, Alabama. The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Water Authority). They assert common law claims for negligence, nuisance, trespass, wantonness, and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged into Bakers Creek and the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharges wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

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

In November 2017, a purported class action was filed against 3M, its subsidiary Dyneon, Daikin America, and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority. They assert various common law claims, including negligence, nuisance, wantonness, and fraudulent concealment, and they seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged into the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharges wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

Minnesota Environmental Litigation

In December 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life, and sediments (the “NRD Lawsuit”). The State also seeks declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and under MWPCA that 3M is responsible for compensation for future loss or destruction of fish, aquatic life, and other damages. In September 2017, the State’s damages expert submitted a report that contends the State incurred $5 billion in damages. In November 2017, the State of Minnesota filed a motion for leave to amend its complaint to seek punitive damages from 3M, and 3M filed a motion for summary judgment contending, among other things, that the State’s claims are barred by the applicable statute of limitations. A hearing on those motions was held in December 2017. In December 2017, the court urged the parties to attempt to resolve the litigation before trial, and in January 2018, the court appointed a mediator to facilitate that process. If the parties are not able to resolve the matter, the trial is scheduled to begin in February 2018. An adverse ruling or judgment, settlement, or unfavorable development in the NRD Lawsuit could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded and on the consolidated financial position of the Company. No liability has been recorded because the Company believes any such liability is not probable and estimable.

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

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFCs, including costs to construct alternative sources of drinking water. Trial is scheduled to begin in September 2019.

Aqueous Film Forming Foam (AFFF) Litigation

3M manufactured and marketed Aqueous Film Forming Foam (AFFF) for use in firefighting at airports and military bases from approximately 1963 to 2000. As of December 31, 2017, twelve purported class actions have been filed against 3M and other defendants in various state and federal courts in Pennsylvania, Colorado, and New York alleging that certain PFCs used in AFFF contaminated the soil and groundwater where AFFF was used at current or former airports and air force military bases located in Colorado, Pennsylvania, and New York. An individual complaint also has been filed in federal court Pennsylvania. The plaintiffs in these cases generally allege that contaminated groundwater has caused various injuries, including loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Some cases seek funds for medical monitoring. Several companies have been sued along with 3M, including Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, National Foam, Inc., United Technologies Corp.

In November 2016, the Town of Barnstable, MA filed an individual action in the U.S. District Court for the District of Massachusetts seeking unstated compensatory and punitive damages and other relief against 3M and other suppliers of AFFF for alleged contamination of the aquifer supplying drinking water to the Hyannis water system. The town seeks to recover costs associated with the investigation, treatment, remediation, and monitoring of drinking water supplies allegedly contaminated with certain PFCs used in AFFF. In January 2017, the County of Barnstable, MA, filed an individual action in the U.S. District Court for the District of Massachusetts seeking unstated compensatory and punitive damages and other relief (including indemnification and contribution in connection with claims asserted against the County by the Town of Barnstable) against 3M and other suppliers of AFFF for alleged contamination of the aquifer supplying drinking water to the Hyannis water system.

In February 2017, husband and wife plaintiffs sued 3M and other defendants in federal court in Pennsylvania, alleging personal injury, loss of consortium and companionship, and associated damages.

In March 2017, plaintiff residents of Suffolk County, Long Island filed a class action complaint in state court in Suffolk County New York, naming the County and 3M and other alleged manufacturers of AFFF products. The action was removed to the Eastern District of New York.

In August 2017, three class action complaints were filed in state court in New York against 3M and other defendants including the Port Authority of New York and New Jersey. Plaintiffs allege PFC contamination of the local water supply linked to AFFF at Stewart Air National Guard Base and Stewart International Airport. The Port Authority is the leaseholder of the airport. All three cases have classes for diminution of property and medical monitoring. In September 2017, co-defendant Tyco removed all three cases to the U.S. District Court for the Southern District of New York.

In October 2017, a class action complaint was filed in Suffolk County, New York against 3M and others regarding PFCs allegedly released at the Suffolk County Firematics Training Facility. In November 2017, co-defendant National Foam removed the case to the U.S. District Court for the Eastern District of New York.

In December 2017, a complaint was filed by a group of 26 plaintiffs in Suffolk County, New York against 3M and others regarding PFCs allegedly released at Gabreski Airport.

In December 2017, a complaint was filed by the Suffolk County Water District in December 2017 in the U.S. District Court for the Eastern District of New York against 3M and others regarding PFCs allegedly released at Gabreski Airport and Suffolk County Firematics Training Facility.

Other Environmental Litigation

In September 2017, three complaints were filed in the U.S. District Court for the Northern District of New York against 3M, Saint-Gobain Performance Plastics Corp. (“Saint-Gobain”), Honeywell International Inc. (“Honeywell”) and E.I. DuPont De Nemours and Company. Plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. Plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants, and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. Plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs.

On December 1, 2017, eight plaintiffs filed a 12-count class action against 3M, Wolverine World Wide and Waste Management, Inc., alleging negligence, trespass, intentional and negligent infliction of emotional distress, battery, products liability, public and private nuisance, fraudulent concealment, and unjust enrichment. Each count was filed against each defendant. The action arises from Wolverine’s allegedly improper disposal of materials and wastes related to their shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product have contaminated the environment after being disposed of near drinking water sources.

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

Environmental Liabilities and Insurance Receivables

As of December 31, 2017, the Company had recorded liabilities of $28 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of December 31, 2017, the Company had recorded liabilities of $25 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA, the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years. During the first quarter of 2017, the Company collected from its insurer the outstanding receivable of $15 million related to “other environmental liabilities.”

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

As of December 31, 2017, the Company is a named defendant in lawsuits involving approximately 4,270 plaintiffs (compared to approximately 1,260 plaintiffs at December 31, 2016), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. The federal court has set a trial-ready date in May 2018 in one of the two federal court bellwether cases. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. In January 2018, the state court, in hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota.

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

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of December 31, 2017, there is one lawsuit pending in the U.S. District Court for the District of Minnesota that names 29 plaintiffs and seeks certification of a class of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The complaint alleges 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 16.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan (LTIP) provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of December 31, 2017, the remaining total shares available for grant under the LTIP Program are 30,125,144, and there were approximately 7,500 participants with outstanding options, restricted stock, or restricted stock units.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the 2017 annual stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial for disclosure purposes by the Company.

Beginning in 2016, as a result of the Company’s application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, certain excess tax benefits at the time of exercise (for an option) or upon vesting (for restricted stock units) are recognized as income tax benefits in the statement of income. These amounts totaled $228 million and $184 million for 2017 and 2016, respectively, and are reflected in the “income tax benefits” line within the stock-based compensation table below.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares, and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2017	2016	2015
Cost of sales	$49	$47	$46
Selling, general and administrative expenses	229	206	185
Research, development and related expenses	46	45	45
Stock-based compensation expenses	$324	$298	$276
Income tax benefits	$(327)	$(272)	$(87)
Stock-based compensation expenses (benefits), net of tax	$(3)	$26	$189

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2017		2016		2015
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Under option —
January 1	36,196,232	$112.07	38,552,445	$102.01	39,235,557	$90.38
Granted:
Annual	5,409,628	175.93	5,591,727	147.99	5,529,544	165.91
Exercised	(6,474,117)	90.37	(7,716,141)	86.76	(5,978,382)	83.74
Forfeited	(166,579)	162.36	(231,799)	148.43	(234,274)	128.99
December 31	34,965,164	$125.73	36,196,232	$112.07	38,552,445	$102.01
Options exercisable
December 31	24,281,464	$108.50	25,240,759	$95.65	27,262,062	$85.97

Stock options vest over a period from one to three years with the expiration date at 10 years from date of grant. As of December 31, 2017, there was $67 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 20 months. For options outstanding at December 31, 2017, the weighted-average remaining contractual life was 70 months and the aggregate intrinsic value was $3.834 billion. For options exercisable at December 31, 2017, the weighted-average remaining contractual life was 56 months and the aggregate intrinsic value was $3.080 billion.

The total intrinsic values of stock options exercised during 2017, 2016 and 2015 was $703 million, $608 million and $465 million, respectively. Cash received from options exercised during 2017, 2016 and 2015 was $585 million, $665 million and $501 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2017, 2016 and 2015 was $238 million, $224 million and $172 million, respectively.

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

Stock Option Assumptions

	Annual
	2017	2016	2015
Exercise price	$175.76	$147.87	$165.94
Risk-free interest rate	2.1%	1.5%	1.5%
Dividend yield	2.5%	2.5%	2.5%
Expected volatility	17.3%	20.8%	20.1%
Expected life (months)	78	77	76
Black-Scholes fair value	$23.51	$22.47	$23.98

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Nonvested balance —
As of January 1	2,185,046	$145.64	2,441,088	$127.47	2,817,786	$104.41
Granted
Annual	604,256	176.10	749,068	148.20	671,204	165.86
Other	20,692	233.77	8,115	169.00	26,886	156.94
Vested	(769,598)	127.21	(960,345)	101.64	(1,010,612)	89.99
Forfeited	(46,590)	158.25	(52,880)	145.95	(64,176)	118.99
As of December 31	1,993,806	$162.60	2,185,046	$145.64	2,441,088	$127.47

As of December 31, 2017, there was $78 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total fair value of restricted stock and restricted stock units that vested during 2017, 2016 and 2015 was $136 million, $149 million and $166 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for 2017, 2016 and 2015 was $45 million, $56 million and $62 million, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2017 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. Prior to the 2016 performance share grant, performance shares did not accrue dividends during the performance period. Therefore, the grant date fair value was determined by reducing the closing stock price on the date of grant by the net present value of dividends during the performance period. The 2017 and 2016 performance share grants accrue dividends, therefore the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity for the years ended December 31:

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value
Undistributed balance —
As of January 1	656,278	$142.98	871,192	$120.89	1,099,752	$102.65
Granted	201,261	191.28	219,431	160.17	227,798	158.88
Distributed	(313,942)	124.88	(367,428)	99.06	(323,938)	83.08
Performance change	154,774	173.91	(37,534)	155.98	(106,760)	127.70
Forfeited	(12,498)	171.36	(29,383)	149.08	(25,660)	125.33
As of December 31	685,873	$171.90	656,278	$142.98	871,192	$120.89

As of December 31, 2017, there was $25 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair value of performance shares that were distributed were $55 million for 2017 and $54 million for both 2016 and 2015. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares was $15 million per year for 2017, 2016 and 2015.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2017, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

General Employees’ Stock Purchase Plan

	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options granted	877,705	$170.42	987,478	$140.06	1,007,669	$133.52
Options exercised	(877,705)	170.42	(987,478)	140.06	(1,007,669)	133.52
Shares available for grant - December 31	26,239,152		27,116,857		28,104,335

The weighted-average fair value per option granted during 2017, 2016 and 2015 was $30.07, $24.72 and $23.56, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $26 million in 2017, $24 million in 2016 and $24 million in 2015.

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

Personal protection products, transportation safety products, commercial graphics systems, commercial cleaning and protection products, floor matting, roofing granules for asphalt shingles, and fall protection products

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

Business Segment Information

	Net Sales			Operating Income
(Millions)	2017	2016	2015	2017	2016	2015
Industrial	$10,911	$10,399	$10,388	$2,289	$2,395	$2,277
Safety and Graphics	6,148	5,881	5,736	2,067	1,423	1,332
Health Care	5,813	5,566	5,449	1,781	1,763	1,730
Electronics and Energy	5,159	4,643	5,069	1,254	1,041	1,083
Consumer	4,589	4,484	4,429	993	1,065	1,048
Corporate and Unallocated	1	7	(2)	(352)	(272)	(349)
Elimination of Dual Credit	(964)	(871)	(795)	(212)	(192)	(175)
Total Company	$31,657	$30,109	$30,274	$7,820	$7,223	$6,946

	Assets			Depreciation & Amortization			Capital Expenditures
(Millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Industrial	$9,895	$9,140	$9,205	$432	$407	$374	$435	$360	$317
Safety and Graphics	9,874	7,626	7,709	275	277	258	184	228	207
Health Care	4,757	4,293	4,391	246	175	179	83	136	168
Electronics and Energy	4,395	4,418	4,645	175	229	279	165	200	203
Consumer	2,706	2,497	2,386	112	114	108	109	109	124
Corporate and Unallocated	6,360	4,932	4,547	304	272	237	397	387	442
Total Company	$37,987	$32,906	$32,883	$1,544	$1,474	$1,435	$1,373	$1,420	$1,461

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

				Property, Plant and
	Net Sales			Equipment - net
(Millions)	2017	2016	2015	2017	2016
United States	$12,372	$12,188	$12,049	$4,891	$4,914
Asia Pacific	9,809	8,847	9,041	1,672	1,573
Europe, Middle East and Africa	6,456	6,163	6,228	1,798	1,512
Latin America and Canada	3,033	2,901	2,982	505	517
Other Unallocated	(13)	10	(26)	—	—
Total Company	$31,657	$30,109	$30,274	$8,866	$8,516

Asia Pacific included China/Hong Kong net sales to customers of $3.255 billion, $2.799 billion and $2.945 billion in 2017, 2016, and 2015, respectively. China/Hong Kong net property, plant and equipment (PP&E) was $541 million and $520 million at December 31, 2017 and 2016, respectively.

NOTE 19.  Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2017	Quarter	Quarter	Quarter	Quarter	2017
Net sales	$7,685	$7,810	$8,172	$7,990	$31,657
Cost of sales	3,869	4,007	4,045	4,080	16,001
Net income including noncontrolling interest	1,326	1,585	1,433	525	4,869
Net income attributable to 3M	1,323	1,583	1,429	523	4,858
Earnings per share attributable to 3M common shareholders - basic	2.21	2.65	2.39	0.88	8.13
Earnings per share attributable to 3M common shareholders - diluted	2.16	2.58	2.33	0.85	7.93

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2016	Quarter	Quarter	Quarter	Quarter	2016
Net sales	$7,409	$7,662	$7,709	$7,329	$30,109
Cost of sales	3,678	3,799	3,847	3,716	15,040
Net income including noncontrolling interest	1,278	1,293	1,331	1,156	5,058
Net income attributable to 3M	1,275	1,291	1,329	1,155	5,050
Earnings per share attributable to 3M common shareholders - basic	2.10	2.13	2.20	1.93	8.35
Earnings per share attributable to 3M common shareholders - diluted	2.05	2.08	2.15	1.88	8.16

Gross profit is calculated as net sales minus cost of sales. Fourth quarter and year 2017 were impacted by the enactment of the Tax Cuts and Jobs Act in December 2017, which reduced net income by $762 million and reduced diluted earnings per share by $1.25 in the fourth quarter and $1.24 for year 2017. Refer to Note 9 for additional details.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 excluded Scott Safety, which was acquired by the Company in October 2017 in a purchase business combination. Scott Safety is a wholly-owned subsidiary whose total assets and total net sales represented less than 1 percent of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2017. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition while integrating the acquired company under guidelines established by the Securities and Exchange Commission. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

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

Item 9B. Other Information.

None.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2017) for its annual meeting to be held on May 8, 2018, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 8, 2018 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance At 3M  — Board Membership Criteria — Identification, Evaluation, and Selection of Nominees,,” “—Nominees Proposed By Stockholders,”  “—Stockholder Nominations”, “—Proxy Access Nominations” and “—Role of the Nominating and Governance Committee”  and “Corporate Governance At 3M -- Board Committees – Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

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

Equity compensation plans information as of December 31, 2017 follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category	and rights	rights	column (A))

Equity compensation plans approved by security holders
Stock options	34,965,164	$125.73	—
Restricted stock units	1,993,806		—
Performance shares	685,873		—
Non-employee director deferred stock units	240,101		—
Total	37,884,944		30,125,144
Employee stock purchase plan	—		26,239,152
Subtotal	37,884,944		56,364,296
Total	37,884,944		56,364,296

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. Exhibit numbers 10.1 through 10.26 are management contracts or compensatory plans or arrangements. See (b) Exhibits, which follow.

(b) Exhibits.

(3)Articles of Incorporation and bylaws

(3.1)	Certificate of incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
(3.2)	Amended and Restated Bylaws, as adopted as of November 10, 2015, are incorporated by reference from our Form 8-K dated November 10, 2015.

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

(10)Material contracts and management compensation plans and arrangements:

(10.1)	3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.2)	Form of Stock Option Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.3)	Form of Stock Appreciation Right Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.4)	Form of Restricted Stock Unit Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.5)

Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan prior to February 5, 2018, is incorporated by reference from our Form 8-K dated May 12, 2016.

(10.6)	Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 5, 2018 is filed herewith.
(10.7)	3M 2008 Long-Term Incentive Plan (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
(10.8)	Form of Agreement for Stock Option Grants to Executive Officers under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 13, 2008.

(10.9)

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

(10.11)	Form of Online Grant Agreement for performance share awards granted under the 3M 2008 Long-Term Incentive Plan with a performance period ending on or after December 31, 2017 is filed herewith.
(10.12)	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.13)	Form of Restricted Stock Unit Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.14)	Amended and Restated 3M VIP Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.15)	Amended and Restated 3M VIP (Voluntary Investment Plan) Plus Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.16)	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.17)	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.18)	3M Executive Annual Incentive Plan is incorporated by reference from our Form 8-K dated May 14, 2007.
(10.19)	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.20)	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.21)	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.22)	3M Executive Life Insurance Plan, as amended, is filed herewith.
(10.23)	Policy on Reimbursement of Incentive Payments (effective May 11, 2010) is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010.
(10.24)	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.25)	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.26)	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
3	Policy on Reimbursement of Incentive Compensation (effective May 11, 2010) is incorporated by reference from our Form 10-Q dated August 4, 2010.
(10.27)	Amended and restated five-year credit agreement as of March 9, 2016, is incorporated by reference from our Form 8-K dated March 11, 2016.
(10.28)

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
Nicholas C. Gangestad,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 8, 2018.

Signature	Title
Inge G. Thulin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Ippocratis Vrohidis	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Sondra L. Barbour	Director
Thomas K. Brown	Director
Vance D. Coffman	Director
David B. Dillon	Director
Michael L. Eskew	Director
Herbert L. Henkel	Director
Amy E. Hood Muhtar Kent	Director Director
Edward M. Liddy	Director
Gregory R. Page	Director
Patricia A. Woertz	Director

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