Form 10-Q
period 2018-03-31
3M CO
filed 2018-05-08
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Stock, $0.01 par value per share	593,692,282 shares

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended March 31, 2018

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2018	2017
Net sales	$8,278	$7,685
Operating expenses
Cost of sales	4,236	3,882
Selling, general and administrative expenses	2,573	1,614
Research, development and related expenses	486	476
Gain on sale of businesses	(24)	(29)
Total operating expenses	7,271	5,943
Operating income	1,007	1,742

Other expense (income), net	42	5

Income before income taxes	965	1,737
Provision for income taxes	359	411
Net income including noncontrolling interest	$606	$1,326

Less: Net income attributable to noncontrolling interest	4	3

Net income attributable to 3M	$602	$1,323

Weighted average 3M common shares outstanding — basic	596.2	598.1
Earnings per share attributable to 3M common shareholders — basic	$1.01	$2.21

Weighted average 3M common shares outstanding — diluted	612.7	612.0
Earnings per share attributable to 3M common shareholders — diluted	$0.98	$2.16

Cash dividends paid per 3M common share	$1.36	$1.175

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2018	2017
Net income including noncontrolling interest	$606	$1,326
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	167	292
Defined benefit pension and postretirement plans adjustment	116	83
Cash flow hedging instruments, unrealized gain (loss)	(61)	(76)
Total other comprehensive income (loss), net of tax	222	299
Comprehensive income (loss) including noncontrolling interest	828	1,625
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(6)
Comprehensive income (loss) attributable to 3M	$825	$1,619

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,491	$3,053
Marketable securities — current	604	1,076
Accounts receivable — net	5,252	4,911
Inventories
Finished goods	2,025	1,915
Work in process	1,313	1,218
Raw materials and supplies	957	901
Total inventories	4,295	4,034
Prepaids	832	937
Other current assets	344	266
Total current assets	14,818	14,277
Property, plant and equipment	25,174	24,914
Less: Accumulated depreciation	(16,310)	(16,048)
Property, plant and equipment — net	8,864	8,866
Goodwill	10,570	10,513
Intangible assets — net	2,885	2,936
Other assets	1,438	1,395
Total assets	$38,575	$37,987
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,449	$1,853
Accounts payable	1,874	1,945
Accrued payroll	563	870
Accrued income taxes	282	310
Other current liabilities	2,791	2,709
Total current liabilities	8,959	7,687

Long-term debt	12,211	12,096
Pension and postretirement benefits	3,381	3,620
Other liabilities	2,985	2,962
Total liabilities	$27,536	$26,365
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,496	5,352
Retained earnings	38,453	39,115
Treasury stock, at cost: 350,340,774 shares at March 31, 2018; 349,148,819 shares at December 31, 2017	(26,178)	(25,887)
Accumulated other comprehensive income (loss)	(6,803)	(7,026)
Total 3M Company shareholders’ equity	10,977	11,563
Noncontrolling interest	62	59
Total equity	$11,039	$11,622
Total liabilities and equity	$38,575	$37,987

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2018	2017
Cash Flows from Operating Activities
Net income including noncontrolling interest	$606	$1,326
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	382	438
Company pension and postretirement contributions	(232)	(248)
Company pension and postretirement expense	102	81
Stock-based compensation expense	159	147
Gain on sale of businesses	(24)	(29)
Deferred income taxes	(103)	(84)
Changes in assets and liabilities
Accounts receivable	(260)	(237)
Inventories	(209)	(149)
Accounts payable	(88)	(124)
Accrued income taxes (current and long-term)	212	225
Other — net	(402)	(358)
Net cash provided by operating activities	143	988

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(304)	(287)
Proceeds from sale of PP&E and other assets	83	1
Purchases of marketable securities and investments	(517)	(213)
Proceeds from maturities and sale of marketable securities and investments	990	351
Proceeds from sale of businesses, net of cash sold	40	53
Other — net	(11)	5
Net cash provided by (used in) investing activities	281	(90)

Cash Flows from Financing Activities
Change in short-term debt — net	1,581	(68)
Repayment of debt (maturities greater than 90 days)	(6)	—
Proceeds from debt (maturities greater than 90 days)	6	—
Purchases of treasury stock	(937)	(690)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	219	315
Dividends paid to shareholders	(810)	(702)
Other — net	(7)	(6)
Net cash provided by (used in) financing activities	46	(1,151)

Effect of exchange rate changes on cash and cash equivalents	(32)	28

Net increase (decrease) in cash and cash equivalents	438	(225)
Cash and cash equivalents at beginning of year	3,053	2,398
Cash and cash equivalents at end of period	$3,491	$2,173

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2017 Annual Report on Form 10-K.

As described in the “New Accounting Pronouncements” section, the Company adopted Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. This ASU changed how 3M presents net periodic benefit cost within its consolidated statement of income, as reflected in the table that follows. The financial information presented herein reflects these impacts for all periods presented.

Three months ended March 31, 2017	Previously
(Millions)	Reported	Revised	Change

Net Sales	$7,685	$7,685	$—
Operating expenses
Cost of sales	3,869	3,882	13
Selling, general and administrative expenses	1,600	1,614	14
Research, development and related expenses	471	476	5
Gain on sale of businesses	(29)	(29)	—
Total operating expenses	5,911	5,943	32
Operating income	$1,774	$1,742	$(32)

Other expense (income), net	$37	$5	$(32)

Income before income taxes	$1,737	$1,737	$—

In addition, as described in Note 16, effective in the first quarter of 2018, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the consolidation of customer account activity within international countries (expanding dual credit reporting) and the centralization of manufacturing and supply chain technology platforms. The Company began reporting comparative results under this new structure with the filing of this Quarterly Report on Form 10-Q.

In the second quarter of 2018, the Company plans to update its financial information and disclosure in its 2017 Annual Report on Form 10-K via a Current Report on Form 8-K to reflect the retrospective application of ASU No. 2017-07 and the preceding business segment reporting changes.

Changes to Significant Accounting Policies

The following accounting policies have been updated since the Company’s 2017 Annual Report on Form 10-K.

Revenue (sales) recognition: As described in the “New Accounting Pronouncements” section,  3M adopted ASU No. 2014-09, Revenue from Contracts with Customers, and other related ASUs on January 1, 2018 using the modified retrospective transition approach. The Company’s accounting policy with respect to revenue recognition and additional disclosure relative to this ASU are included in Note 2.

Investments: As described in the “New Accounting Pronouncements” section, 3M adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities,  effective January 1, 2018. As a result, all equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. 3M utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions. Further, the change in balance of these securities for the three months ended March 31, 2018 was not considered material for additional disclosure.

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary is immaterial as a percent of 3M’s consolidated operating income for 2018. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government has also operated various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario (DICOM), or its predecessor. During the same periods, the Venezuelan government’s official exchange was Tipo de Cambio Protegido (DIPRO), or its predecessor, until its discontinuance in the first quarter of 2018.

Note 1 in 3M’s 2017 Annual Report on Form 10-K provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of March 31, 2018, the Company had a balance of net monetary assets denominated in VEF of less than 20 billion VEF and the DIPRO exchange rate was approximately 49,000 VEF per U.S. dollar. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of March 31, 2018, the Company continues to consolidate its Venezuelan subsidiary. As of March 31, 2018, the balance of accumulated other comprehensive loss associated with this subsidiary was approximately $145 million, and the amount of intercompany receivables due from this subsidiary and its equity balance were not significant.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (1.9 million average options for the three months ended March 31, 2018; 3.2 million average options for the three months ended March 31, 2017). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2018	2017
Numerator:
Net income attributable to 3M	$602	$1,323

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	596.2	598.1
Dilution associated with the Company’s stock-based compensation plans	16.5	13.9
Denominator for weighted average 3M common shares outstanding – diluted	612.7	612.0

Earnings per share attributable to 3M common shareholders – basic	$1.01	$2.21
Earnings per share attributable to 3M common shareholders – diluted	$0.98	$2.16

New Accounting Pronouncements

See the Company’s 2017 Annual Report on Form 10-K for a more detailed discussion of the standards in the tables that follow, except for those pronouncements issued subsequent to the most recent Form 10-K filing date for which separate, more detailed discussion is provided below.

Standards Adopted During the Current Fiscal Year
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters

ASU No. 2014-09, Revenue from Contracts with Customers (as amended by ASU Nos. 2015-14, 2016-08, 2016-10, 2016-12, and 2016-20) and related ASU No. 2017-10, Determining the Customer of the Operation Services

•Provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance.

•Core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

•Requires disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

•Specifies the accounting for some costs to obtain or fulfill a contract with a customer.

		January 1, 2018	•See Note 2 for detailed discussion and disclosures. •Adopted using a modified retrospective approach. January 1, 2018 balance of retained earnings was increased by less than $2 million.
ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities

•Requires investments in equity securities in an entity that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with changes therein reflected in net income.

•Simplifies the impairment assessment and allows for a fair value measurement alternative for equity investments without a readily determinable fair value.

•Eliminates the previous cost method of accounting for certain equity securities that did not have readily determinable fair values.

		January 1, 2018	•Measurement alternative adopted prospectively. •See the preceding “Changes to Significant Accounting Policies” section for impact.
ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory

•Exempts income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions only for intercompany inventory transactions.

•The exception no longer applies to intercompany sales and transfers of other assets (e.g., intangible assets).

		January 1, 2018	•Adopted using a modified retrospective approach. January 1, 2018 balance of retained earnings was decreased by less than $2 million.
ASU No. 2017-01, Clarifying the Definition of a Business	•Narrows the previous definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.	January 1, 2018	•Adopted prospectively with no immediate impact. •Fewer sets of transferred assets and activities are expected to be considered businesses.

Standards Adopted During the Current Fiscal Year (continued)
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

•Largely impacts the sale of nonfinancial assets (such as real estate and intellectual property) that do not constitute a business, when the purchaser is not a customer.

•Seller applies certain recognition and measurement principles of ASU No. 2014-09, Revenue from Contracts with Customers, even though the purchaser is not a customer.

		January 1, 2018	•Adopted coincident with the adoption of ASU No. 2014-09 with no material impact.
ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

•Changes previous classification of net periodic defined benefit pension and postretirement benefit costs within operating expenses.

•Requires that only the service cost component of net periodic benefit cost be included in operating expenses and that only the service cost component is eligible for capitalization into assets such as inventory.

•Specifies that other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income.

January 1, 2018

•Adopted on a retrospective basis.

•No impact on previously reported income before income taxes and net income attributable to 3M. However, non-service cost components of net periodic benefit costs in prior periods have been reclassified from operating expenses and are now reported outside of operating income within other expense (income), net.

•See the “Basis of Presentation” section above for impact of this ASU’s adoption on prior period income statement amounts.

•Prospective impact on costs capitalized into assets was not material.

ASU No. 2017-09, Scope of Modification Accounting	•Provides that fewer changes to the terms of share-based payment awards will require accounting under the modification model (which generally would have required additional compensation cost).	January 1, 2018	•Adopted prospectively with no immediate impact. •3M does not typically make changes to the terms or conditions of its issued share-based payments.

Standards Issued and Not Yet Adopted
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2016-02, Leases

•Introduces a lessee model that requires entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. This ASU does not make fundamental changes to existing lessor accounting.

		January 1, 2019	•Requires modified retrospective transition applied to earliest period presented •3M is currently assessing this ASU’s impact.
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments

•Introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities.

•Amends the current other-than-temporary impairment model for available-for-sale debt securities. For such securities with unrealized losses, entities will still consider if a portion of any impairment is related only to credit losses and therefore recognized as a reduction in income.

January 1, 2020

•Required to make a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

•3M is currently assessing this ASU’s impact.

ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities

•Shortens the amortization period to the earliest call date for the premium related to certain callable debt securities that have explicit, noncontingent call features and are callable at a fixed price and preset date.

		January 1, 2019	•3M’s marketable security portfolio includes limited instances of callable debt securities held at a premium. •3M does not expect this ASU to have a material impact.

Standards Issued and Not Yet Adopted (continued)
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters

ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

•Amends (1) the classification of financial instruments with down-round features as liabilities or equity by revising certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments.

		January 1, 2019	•No financial instruments with down-round features have been issued. •3M does not expect this ASU to have a material impact.
ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

•Amends existing guidance to simplify application of hedge accounting in certain situations and allow companies to better align their hedge accounting with risk management activities.

•Simplifies related accounting by eliminating requirement to separately measure and report hedge ineffectiveness.

•Expands an entity’s ability to hedge nonfinancial and financial risk components.

January 1, 2019

•Required to make a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted.

•3M is currently assessing this ASU’s impact.

Relevant New Standards Issued Subsequent to Most Recent Annual Report

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income (AOCI) arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. An entity that elects to make this reclassification must consider all items in AOCI that have tax effects stranded as a result of the tax rate change, and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from AOCI. The ASU may be applied either retrospectively or as of the beginning of the period of adoption. For 3M, the ASU is effective January 1, 2019. While this ASU will have no impact on 3M’s results of operations, the Company is currently assessing this standard’s impact on its consolidated financial condition.

NOTE 2.  Revenue

The Company adopted ASU No. 2014-09 and related standards (collectively, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers), as described in Note 1, on January 1, 2018 using the modified retrospective method of adoption. Prior periods have not been restated. Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of retained earnings was increased by less than $2 million, primarily relating to the accelerated recognition for software installation service and training revenue. This cumulative impact reflects retrospective application of ASC 606 only to contracts that were not completed as of January 1, 2018. Further, the Company applied the practical expedient permitting the effect of all contract modifications that occurred before January 1, 2018 to be aggregated in the transition accounting. The impact of applying ASC 606 as compared with previous guidance applied to revenues and costs was not material for the three months ended March 31, 2018.

Performance Obligations:

The Company sells a wide range of products to a diversified base of customers around the world and has no material concentration of credit risk or significant payment terms extended to customers. The vast majority of 3M’s customer arrangements contain a single performance obligation to transfer manufactured goods as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and, therefore, not distinct. However, to a limited extent 3M also enters into customer arrangements that involve intellectual property out-licensing, multiple performance obligations (such as equipment, installation and service), software with coterminous post-contract support, services and non-standard terms and conditions.

Revenue is recognized when control of goods has transferred to customers. For the majority of the Company’s customer arrangements, control transfers to customers at a point-in-time when goods/services have been delivered as that is generally when legal title, physical possession and risks and rewards of goods/services transfers to the customer. In limited arrangements, control transfers over time as the customer simultaneously receives and consumes the benefits as 3M completes the performance obligation(s).

Revenue is recognized at the transaction price which the Company expects to be entitled. When determining the transaction price, 3M estimates variable consideration applying the portfolio approach practical expedient under ASC 606. The main sources of variable consideration for 3M are customer rebates, trade promotion funds, and cash discounts. These sales incentives are recorded as a reduction to revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes. The range of possible consideration outcomes are primarily derived from the following inputs: sales terms, historical experience, trend analysis, and projected market conditions in the various markets served. Because 3M serves numerous markets, the sales incentive programs offered vary across businesses, but the most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Free goods are accounted for as an expense and recorded in cost of sales. Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business. 3M primarily has assurance-type warranties that do not result in separate performance obligations. Sales, use, value-added, and other excise taxes are not recognized in revenue. The Company has elected to present revenue net of sales taxes and other similar taxes.

For substantially all arrangements recognized over time, the Company applies the “right to invoice” practical expedient. As a result, 3M recognizes revenue at the invoice amount when the entity has a right to invoice a customer at an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using 3M’s best estimate of the standalone selling price of each distinct good or service in the contract.

The Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.

Contract Balances:

Deferred income (current portion) as of March 31, 2018 and December 31, 2017 was $519 million and $513 million, respectively, and primarily relates to revenue that is recognized over time for one-year software license contracts, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral of income for goods that are in-transit at period end for which control transfers to the customer upon delivery. Approximately $280 million of the December 31, 2017 balance was recognized as revenue during the first quarter of 2018. The amount of noncurrent deferred income is not considered significant.

Exemptions and Practical Expedients Applied or Elected:

3M applies ASC 606 utilizing the following allowable exemptions or practical expedients:

•	Exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.
•	Practical expedient relative to costs of obtaining a contract by expensing sales commissions when incurred because the amortization period would have been one year or less.
•	Portfolio approach practical expedient relative to estimation of variable consideration.
•	“Right to invoice” practical expedient based on 3M’s right to invoice the customer at an amount that reasonably represents the value to the customer of 3M’s performance completed to date.
•	Election to present revenue net of sales taxes and other similar taxes.
•	Sales-based royalty exemption permitting future intellectual property out-licensing royalty payments to be excluded from the otherwise required remaining performance obligations disclosure.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended
	March 31,
Net Sales (Millions)	2018	2017
Abrasives	$475	$430
Adhesives and Tapes	1,153	1,075
Advanced Materials	304	287
Automotive and Aerospace	559	508
Automotive Aftermarket	418	417
Separation and Purification	236	220
Other Industrial	(1)	(1)
Total Industrial Business Group	$3,144	$2,936

Commercial Solutions	$485	$443
Personal Safety	962	707
Roofing Granules	101	97
Transportation Safety	236	303
Other Safety and Graphics	(1)	—
Total Safety and Graphics Business Group	$1,783	$1,550

Drug Delivery	$119	$121
Food Safety	82	73
Health Information Systems	205	191
Medical Consumables	776	714
Oral Care	354	336
Other Health Care	—	—
Total Health Care Business Group	$1,536	$1,435

Electronics	$931	$878
Energy	420	413
Other Electronics and Energy	(1)	—
Total Electronics and Energy Business Group	$1,350	$1,291

Consumer Health Care	$102	$102
Home Care	269	261
Home Improvement	447	408
Stationery and Office	299	292
Other Consumer	10	10
Total Consumer Business Group	$1,127	$1,073

Corporate and Unallocated	$—	$1
Elimination of Dual Credit	(662)	(601)
Total Company	$8,278	$7,685

	Three months ended March 31, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,100	$944	$785	$316	$(1)	$3,144
Safety and Graphics	652	497	436	198	—	1,783
Health Care	702	299	394	141	—	1,536
Electronics and Energy	229	911	145	66	(1)	1,350
Consumer	610	272	141	106	(2)	1,127
Corporate and Unallocated	—	(1)	—	(1)	2	—
Elimination of Dual Credit	(249)	(246)	(109)	(59)	1	(662)
Total Company	$3,044	$2,676	$1,792	$767	$(1)	$8,278

	Three months ended March 31, 2017
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,082	$853	$696	$305	$—	$2,936
Safety and Graphics	581	431	351	188	(1)	1,550
Health Care	690	260	353	133	(1)	1,435
Electronics and Energy	231	851	143	65	1	1,291
Consumer	587	259	126	102	(1)	1,073
Corporate and Unallocated	1	(1)	—	1	—	1
Elimination of Dual Credit	(231)	(220)	(92)	(58)	—	(601)
Total Company	$2,941	$2,433	$1,577	$736	$(2)	$7,685

NOTE 3. Acquisitions and Divestitures

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

There were no business combinations that closed during the three-month periods ended March 31, 2018 and 2017.

As discussed in the Company’s 2017 Annual Report on Form 10-K, in October 2017, 3M completed the acquisition of Scott Safety for $2.0 billion of cash, net of cash acquired. Adjustments in 2018 to the purchase price allocation were approximately $20 million and related to identification of certain immaterial acquired assets. The change to provisional amounts did not result in material impacts to results of operations in 2018 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Scott Safety is considered preliminary with provisional amounts primarily related to intangible assets and certain tax-related, contingent liability and working capital items. 3M expects to finalize the allocation of purchase price within the one year measurement-period following the acquisition.

Divestitures:

3M may divest certain businesses from time to time based upon reviews of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

2018 divestitures:

In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring to TSI, Inc. This business has annual sales of approximately $15 million. The transaction resulted in a pre-tax gain of less than $20 million that was reported within the Company’s Safety and Graphics business.

In addition, during the first quarter of 2018, 3M divested a polymer additives compounding business, formerly part of the Company’s Industrial business, and reflected a gain on final closing adjustments from a prior divestiture which, in aggregate, were not material.

In May 2018, 3M divested an abrasives glass products business, formerly part of the Company’s Industrial business, with annual sales of approximately $10 million. The transaction resulted in a pre-tax gain of less than $15 million.

2017 divestitures:

During the first quarter of 2017 (January 2017), 3M sold the assets of its safety prescription eyewear business, with annual sales of approximately $45 million, to HOYA Vision Care. The Company recorded a pre-tax gain of $29 million in the first quarter of 2017 as a result of this sale, which was reported within the Company’s Safety and Graphics business.

During the remainder of 2017, as further described in Note 2 in 3M’s 2017 Annual Report on Form 10-K, the Company closed on the divestiture of a number of business including its: identity management; tolling and automated license/number plate recognition; electronic monitoring; and electrical marking/labeling businesses.

Other:

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

The aggregate operating income of these businesses was approximately $15 million and $10 million in the first quarters of 2018 and 2017, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of March 31, 2018 and December 31, 2017 included the following:

	March 31,	December 31,
(Millions)	2018	2017
Accounts receivable	$20	$25
Property, plant and equipment (net)	—	20

In addition, approximately $275 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of March 31, 2018 and December 31, 2017 based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s 2017 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 4.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first three months of 2018. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which decreased goodwill by $20 million during the three months ended March 31, 2018. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2017 and March 31, 2018, follow:

Goodwill

	December 31, 2017	Acquisition	Divestiture	Translation	March 31, 2018
(Millions)	Balance	activity	activity	and other	Balance
Industrial	$2,678	$—	$(4)	$38	$2,712
Safety and Graphics	4,419	(20)	(8)	18	4,409
Health Care	1,682	—	—	17	1,699
Electronics and Energy	1,524	—	—	12	1,536
Consumer	210	—	—	4	214
Total Company	$10,513	$(20)	$(12)	$89	$10,570

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units generally correspond to a division.

As described in Note 16, effective in the first quarter of 2018, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. In addition, certain shared film manufacturing and supply technology platform resources formerly reflected within the Electronics and Energy business segment were combined with other shared and centrally managed material resource centers of expertise within Corporate and Unallocated. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first quarter of 2018, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2018, and December 31, 2017, follow:

	March 31,	December 31,
(Millions)	2018	2017
Customer related intangible assets	$2,341	$2,332
Patents	564	561
Other technology-based intangible assets	584	583
Definite-lived tradenames	679	678
Other amortizable intangible assets	208	207
Total gross carrying amount	$4,376	$4,361

Accumulated amortization — customer related	(912)	(874)
Accumulated amortization — patents	(496)	(489)
Accumulated amortization — other technology based	(304)	(292)
Accumulated amortization — definite-lived tradenames	(265)	(256)
Accumulated amortization — other	(166)	(162)
Total accumulated amortization	$(2,143)	$(2,073)

Total finite-lived intangible assets — net	$2,233	$2,288

Non-amortizable intangible assets (primarily tradenames)	652	648
Total intangible assets — net	$2,885	$2,936

3M does not amortize certain acquired tradenames because they have been in existence for over 55 years, have a history of leading-market share positions, are intended to be continuously renewed, and the associated products are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three-month periods ended March 31, 2018 and 2017 follows:

	Three months ended
	March 31,
(Millions)	2018	2017
Amortization expense	$64	$64

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2018:

	Remainder of						After
(Millions)	2018	2019	2020	2021	2022	2023	2023
Amortization expense	$190	$243	$232	$222	$208	$176	$962

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

NOTE 5.  Restructuring Actions and Exit Activities

2017 Restructuring Actions:

During the second quarter of 2017, management approved and committed to undertake certain restructuring actions primarily focused on portfolio and footprint optimization. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2017 pre-tax charge of $99 million.

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2017	$99
Cash payments	(8)
Adjustments	(3)
Accrued restructuring actions balance as of December 31, 2017	$88
Cash payments	(5)
Adjustments	(4)
Accrued restructuring actions balance as of March 31, 2018	$79

Remaining activities related to restructuring are expected to be completed by the end of 2018.

2017 Exit Activities:

During the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe.

NOTE 6.  Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended
	March 31,
(Millions)	2018	2017
Interest expense	$82	$45
Interest income	(21)	(8)
Pension and postretirement net periodic benefit cost (benefit)	(19)	(32)
Total	$42	$5

Pension and postretirement net periodic benefit costs described in the table above include all components of defined benefit plan net periodic benefit costs except service cost, which is reported in various operating expense lines. Refer to Note 11 for additional details on the components of pension and postretirement net periodic benefit costs.

NOTE 7.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended March 31, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	606		602			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	167				168	(1)
Defined benefit pension and post-retirement plans adjustment	116				116	—
Cash flow hedging instruments - unrealized gain (loss)	(61)				(61)	—
Total other comprehensive income (loss), net of tax	222
Dividends declared	(810)		(810)
Stock-based compensation	144	144
Reacquired stock	(972)			(972)
Issuances pursuant to stock option and benefit plans	227		(454)	681
Balance at March 31, 2018	$11,039	$5,505	$38,453	$(26,178)	$(6,803)	$62

Three months ended March 31, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	1,326		1,323			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	292				289	3
Defined benefit pension and post-retirement plans adjustment	83				83	—
Cash flow hedging instruments - unrealized gain (loss)	(76)				(76)	—
Total other comprehensive income (loss), net of tax	299
Dividends declared	(702)		(702)
Stock-based compensation	128	128
Reacquired stock	(678)			(678)
Issuances pursuant to stock option and benefit plans	324		(434)	758
Balance at March 31, 2017	$11,040	$5,198	$38,094	$(25,354)	$(6,949)	$51

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	129	—	(82)	47
Amounts reclassified out	—	151	34	185
Total other comprehensive income (loss), before tax	129	151	(48)	232
Tax effect	39	(35)	(13)	(9)
Total other comprehensive income (loss), net of tax	168	116	(61)	223
Balance at March 31, 2018, net of tax:	$(1,470)	$(5,160)	$(173)	$(6,803)

Three months ended March 31, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	226	—	(101)	125
Amounts reclassified out	—	119	(18)	101
Total other comprehensive income (loss), before tax	226	119	(119)	226
Tax effect	63	(36)	43	70
Total other comprehensive income (loss), net of tax	289	83	(76)	296
Balance at March 31, 2017, net of tax:	$(1,719)	$(5,245)	$15	$(6,949)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended March 31,		Location on Income
(Millions)	2018	2017	Statement
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Prior service benefit	19	22	See Note 11
Net actuarial loss	(170)	(141)	See Note 11
Total before tax	(151)	(119)
Tax effect	35	36	Provision for income taxes
Net of tax	$(116)	$(83)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(34)	$18	Cost of sales
Total before tax	(34)	18
Tax effect	8	(6)	Provision for income taxes
Net of tax	$(26)	$12
Total reclassifications for the period, net of tax	$(142)	$(71)

NOTE 8.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2014, and 2016. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. In December 2012, the Company received a statutory notice of deficiency for the 2006 year. The Company filed a petition in Tax Court in the first quarter of 2013 relating to the 2006 tax year.

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2017. It is anticipated that the IRS will complete its examination of the Company for 2015 by the end of the third quarter of 2018 and for 2017 by the end of the first quarter of 2019. As of March 31, 2018, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2018 and December 31, 2017 are $518 million and $526 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $9 million and $3 million of expense for the three months ended March 31, 2018 and March 31, 2017, respectively. At March 31, 2018 and December 31, 2017, accrued interest and penalties in the consolidated balance sheet on a gross basis were $69 million and $68 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exits. As of March 31, 2018 and December 31, 2017, the Company had valuation allowances of $85 million and $81 million on its deferred tax assets, respectively.

The effective tax rate for the first quarter of 2018 was 37.2 percent, compared to 23.7 percent in the first quarter of 2017, an increase of 13.5 percentage points. Multiple factors increased the Company’s effective tax rate on a combined basis by 27.8 percentage points. They included impacts of the 2017 Tax Cuts and Jobs Act (TCJA) such as the measurement period adjustment to the provisional accounting of the TCJA’s enactment (discussed further below) as well as the TCJA’s global intangible low-taxed income (GILTI) provision and the elimination of the domestic manufacturing deduction. Lower excess tax benefits year-over-year related to employer share-based payments also increased the Company’s effective tax rate. This increase was partially offset by a 14.3 percentage point decrease in the effective rate, primarily related to favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), in addition to impacts associated with composition of income before taxes from both a geographic and discrete item (such as the resolution of the NRD Lawsuit, as defined and described in Note 14) perspective.

The TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. In connection with 3M’s initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax expense of $762 million in the fourth quarter of 2017. As further discussed below, during the first quarter of 2018, 3M recognized a measurement period adjustment resulting in an additional tax expense of $217 million to this provisional accounting.

Transition tax: The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, 3M must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. 3M was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of $745 million in the fourth quarter of 2017. The U.S. Internal Revenue Service issued subsequent guidance in the form of IRS Notices 2018-13 and  2018-26 relative to the currency translation rate used and entity classification for purposes of calculating the transition tax. The Company reflected the impact of this guidance and recorded a measurement period adjustment to its 2017 provisional accounting resulting in an additional income tax expense $132 million in the first quarter of 2018. The Company continues to gather additional information and will consider further guidance to more precisely compute the transition tax. The provisional amount may change when 3M finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The TCJA’s transition tax is payable over eight years beginning in 2018. As of March 31, 2018, 3M reflected $144 million and $733 million in current accrued income taxes and long-term income taxes payable, respectively, associated with the transition tax.

Remeasurement of deferred tax assets/liabilities and other impacts: 3M remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. 3M is still analyzing certain aspects of the TCJA, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. This includes the potential impacts of the global intangible low-taxed income (GILTI) provision within the TCJA on deferred tax assets/liabilities. 3M also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to effects on the Company’s indefinite reinvestment assertion. 3M previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. The full effects of underlying tax rates of the TCJA causes some reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. While 3M was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the TCJA, including, but not limited to, the calculation of the transition tax on deferred foreign income. The provisional amount recorded in the fourth quarter of 2017 related to deferred tax assets/liabilities and other impacts was a net additional income tax expense of $17 million. The Company reflected an additional income tax expense of $85 million in the first quarter of 2018 as a measurement period adjustment to its 2017 provisional accounting as a result of subsequent IRS technical guidance relative to changes in annual accounting periods for certain foreign corporations and other impacts of enactment of the TCJA.

3M has not completed its full analysis with respect to the GILTI provision within the TCJA. While 3M has recorded current tax on GILTI relative to 2018 operations, the Company has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether 3M will account for GILTI as period costs if and when incurred. 3M is not aware of other elements of the TCJA for which the Company was not yet able to make reasonable estimates of the enactment impact and for which it would continue accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the TCJA.

NOTE 9.  Marketable Securities

The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2018	December 31, 2017
Corporate debt securities	$20	$14
Commercial paper	495	899
Certificates of deposit/time deposits	59	76
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	8	16
Credit card related	19	68
Asset-backed securities total	27	84
Current marketable securities	$604	$1,076

U.S. municipal securities	$27	$27
Non-current marketable securities	$27	$27

Total marketable securities	$631	$1,103

At March 31, 2018 and December 31, 2017, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at March 31, 2018 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2018
Due in one year or less	$604
Due after one year through five years	13
Due after five years through ten years	14
Total marketable securities	$631

3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

As of March 31, 2018 and December 31, 2017, the Company had approximately $2.3 billion and $745 million, respectively, in commercial paper outstanding.

NOTE 11.  Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2018 and 2017 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2018	2017	2018	2017	2018	2017
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$67	$36	$33	$13	$13
Non-operating expense
Interest cost	$141	$142	$40	$37	$20	$19
Expected return on plan assets	(272)	(259)	(78)	(69)	(21)	(21)
Amortization of prior service benefit	(6)	(6)	(3)	(3)	(10)	(13)
Amortization of net actuarial loss	126	97	29	30	15	14
Total non-operating expense (benefit)	(11)	(26)	(12)	(5)	4	(1)
Total net periodic benefit cost (benefit)	$61	$41	$24	$28	$17	$12

For the three months ended March 31, 2018, contributions totaling $231 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2018, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. This ASU changed how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost is included in operating expenses and only the service cost component is eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) are reported outside of operating income. See Note 1 for additional details.

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

Additional information with respect to derivatives is included elsewhere as follows:

•	Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•	Fair value of derivative instruments is included in Note 13.
•	Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 11 in 3M’s 2017 Annual Report on Form 10-K.

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued but terminated interest rate contracts, which have related balances within accumulated other comprehensive income being amortized over the underlying life of related debt, can be found in Note 13 in 3M’s 2017 Annual Report on Form 10-K.

In the first quarter of 2018, the Company entered into additional forward starting interest rate swaps with a notional amount of $200 million as hedges against interest rate volatility associated with a forecasted issuance of fixed rate debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of March 31, 2018, the Company had a balance of $173 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $9 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of March 31, 2018, 3M expects to reclassify approximately $107 million, $82 million, $57 million, and $34 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the next 12 months, over the remainder of 2018, in 2019, and after 2019, respectively (with the impact offset by earnings/losses from underlying hedged items).

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended March 31, 2018	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(79)	Cost of sales	$(34)	Cost of sales	$—
Interest rate swap contracts	(3)	Interest expense	—	Interest expense	—
Total	$(82)		$(34)		$—

Three months ended March 31, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(100)	Cost of sales	$18	Cost of sales	$—
Interest rate swap contracts	(1)	Interest expense	—	Interest expense	—
Total	$(101)		$18		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 13 in 3M’s 2017 Annual Report on Form 10-K.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended March 31, 2018	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(11)	Interest expense	$11
Total		$(11)		$11

Three months ended March 31, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

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

During the first quarter of 2018, the Company dedesignated 300 million Euros of foreign currency denominated debt from a former net investment hedge relationship.

At March 31, 2018, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2018 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended March 31, 2018	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(128)	Cost of sales	$(2)
Foreign currency forward contracts	(6)	Cost of sales	(1)
Total	$(134)		$(3)

Three months ended March 31, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(121)	N/A	$—
Foreign currency forward contracts	(20)	Cost of sales	2
Total	$(141)		$2

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and options contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign exchange forward contracts to offset, in part, the impacts of certain intercompany transactions, foreign currency denominated debt (not otherwise in net investment hedge relationships), and to further mitigate short term currency impacts. In addition, the Company enters into commodity price swaps to offset, in part, fluctuations in costs associated with the use of certain commodities and precious metals. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended March 31, 2018
	Gain (Loss) on Derivative Recognized in
	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(3)
Foreign currency forward contracts	Interest expense	23
Total		$20

	Three months ended March 31, 2017
	Gain (Loss) on Derivative Recognized in
	Income
(Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(1)
Foreign currency forward contracts	Interest expense	42
Total		$41

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

	Gross	Assets		Liabilities
March 31, 2018	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,225	Other current assets	$5	Other current liabilities	$122
Foreign currency forward/option contracts	1,313	Other assets	11	Other liabilities	63
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	2
Interest rate swap contracts	1,703	Other assets	20	Other liabilities	18
Total derivatives designated as hedging instruments			$36		$205

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$6,070	Other current assets	$16	Other current liabilities	$33
Total derivatives not designated as hedging instruments			$16		$33

Total derivative instruments			$52		$238

	Gross	Assets		Liabilities
December 31, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,204	Other current assets	$7	Other current liabilities	$109
Foreign currency forward/option contracts	1,392	Other assets	20	Other liabilities	56
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	1,503	Other assets	21	Other liabilities	6
Total derivatives designated as hedging instruments			$48		$172

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,974	Other current assets	$30	Other current liabilities	$25
Total derivatives not designated as hedging instruments			$30		$25

Total derivative instruments			$78		$197

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2018, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
March 31, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$52	$26	$—	$26
Derivatives not subject to master netting agreements	—			—
Total	$52			$26

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$78	$27	$—	$51
Derivatives not subject to master netting agreements	—			—
Total	$78			$51

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
March 31, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$238	$26	$—	$212
Derivatives not subject to master netting agreements	—			—
Total	$238			$212

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$197	$27	$—	$170
Derivatives not subject to master netting agreements	—			—
Total	$197			$170

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $64 million for the three months ended March 31, 2018. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Refer to Note 14 in the 2017 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 280.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$20	$—	$20	$—
Commercial paper	495	—	495	—
Certificates of deposit/time deposits	59	—	59	—
Asset-backed securities:
Automobile loan related	8	—	8	—
Credit card related	19	—	19	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	32	—	32	—
Interest rate swap contracts	20	—	20	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	218	—	218	—
Interest rate swap contracts	20	—	20	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$14	$—	$14	$—
Commercial paper	899	—	899	—
Certificates of deposit/time deposits	76	—	76	—
Asset-backed securities:
Automobile loan related	16	—	16	—
Credit card related	68	—	68	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	57	—	57	—
Interest rate swap contracts	21	—	21	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	190	—	190	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Marketable securities — certain U.S. municipal securities only	March 31,
(Millions)	2018	2017
Beginning balance	$30	$20
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	—	—
Sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$30	$20
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 12 in 3M’s 2017 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments or adjustments to equity securities using the measurement alternative for the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results.

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

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$12,211	$12,659	$12,096	$12,535

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at March 31, 2018 and December 31, 2017, due to the low interest rates and tightening of 3M’s credit spreads.

NOTE 14.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 15 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2018, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,250 individual claimants, compared to approximately 2,230 individual claimants with actions pending at December 31, 2017.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in thirteen of the fourteen cases taken to trial, including eleven of the twelve cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and the cases tried in 2016, 2017, and 2018-described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal. In September 2017, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky in 3M’s second respirator trial involving coal mine dust. The jury ultimately determined that the plaintiff’s claims were barred by the statute of limitations. In November 2017, the court denied the plaintiff’s motion for a new trial. The plaintiff did not file an appeal, thereby ending the litigation. In February 2018, 3M received a verdict in its favor from a jury in state court in California. The plaintiff alleged that the 3M 8710 respirator was defective and caused his mesothelioma because it did not protect him from asbestos fibers. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded aggregate compensatory damages of approximately $2 million and punitive damages totaling $63 million. Once a judgment has been entered by the trial court, the Company plans to appeal the judgment. The Company believes liability in this case is not probable and estimable.

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

In the first quarter of 2018, the Company made payments for legal fees and settlements of $12 million related to the respirator mask/asbestos litigation. As of March 31, 2018, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $598 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2018, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company is seeking coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2018, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2018, the Company, through its Aearo subsidiary, had accruals of $29 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against the Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

In May 2017, the MDH issued new HBVs for PFOS and PFOA. The new HBVs are 35 ppt for PFOA and 27 ppt for PFOS. In connection with its announcement the MDH stated that “Drinking water with PFOA and PFOS, even at the levels above the updated values, does not represent an immediate health risk. These values are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” In December 2017, the MDH issued a new HBV for perfluorobutane sulfonate (PFBS) of 2 ppb. In February 2018, the MDH published reports finding no unusual rates of certain cancers or adverse birth outcomes (low birth rates or premature births) among residents of Washington and Dakota counties in Minnesota.

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

In 2005, the judge – in a second purported class action lawsuit filed by three residents of Morgan County, Alabama, seeking unstated compensatory and punitive damages involving alleged damage to their property from emissions of certain perfluorochemical compounds from the Company’s Decatur, Alabama, manufacturing facility that formerly manufactured those compounds (the “Chandler case”) – granted the Company’s motion to abate the case, effectively putting the case on hold pending the resolution of class certification issues in the St. John case. Despite the stay, plaintiffs filed an amended complaint seeking damages for alleged personal injuries and property damage on behalf of the named plaintiffs and the members of a purported class. No further action in the case is expected unless and until the stay is lifted.

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

In November 2017, a purported class action was filed against 3M, its subsidiary Dyneon, Daikin America, and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority. They assert various common law claims, including negligence, nuisance, wantonness, and fraudulent concealment, and they seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged chemicals into the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharged wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

In January 2018, certain property owners in Trinity, Alabama filed a lawsuit against 3M, Dyneon, and three unnamed defendants in the U.S. District Court for the Northern District of Alabama. The plaintiffs assert claims for negligence, strict liability, trespass, nuisance, wanton and reckless conduct, and citizen suit claims for violation of the Resource Conservation and Recovery Act. They allege these claims arise from the defendants’ contamination of their property by disposal of PFCs in a landfill located on their property. The plaintiffs seek compensatory and punitive damages and a court order directing the defendants to remediate all PFC contamination on their property.

Minnesota Environmental Litigation

In December 2010, the State of Minnesota, by its Attorney General Lori Swanson, acting in its capacity as trustee of the natural resources of the State of Minnesota, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFCs in the groundwater, surface water, fish or other aquatic life, and sediments (the “NRD Lawsuit”). The State also sought declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFCs into the environment, and that 3M is responsible for compensation for future loss or destruction of fish, aquatic life, and other damages under the MWPCA. In September 2017, the State’s damages expert submitted a report that contended the State incurred $5 billion in damages. In November 2017, the State of Minnesota filed a motion for leave to amend its complaint to seek punitive damages from 3M, and 3M filed a motion for summary judgment contending, among other things, that the State’s claims were barred by the applicable statute of limitations. In December 2017, the court urged the parties to attempt to resolve the litigation before trial, and in January 2018, the court appointed a mediator to facilitate that process. In February 2018, 3M and the State of Minnesota reached a resolution of the NRD Lawsuit. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. The projects will also result in habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFCs, including costs to construct alternative sources of drinking water. Trial is scheduled to begin in September 2019.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed Aqueous Film Forming Foam (AFFF) for use in firefighting at airports and military bases from approximately 1963 to 2000. As of March 31, 2018, 17 putative class action and other lawsuits have been filed against 3M and other defendants in various state and federal courts in Colorado, Massachusetts, New York, and Pennsylvania where current or former airports or military bases are or were located. In these cases, plaintiffs typically allege that certain PFCs used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, funds for medical monitoring. Several companies have been sued along with 3M, including Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, National Foam, Inc., United Technologies Corp.

Other PFC-related Environmental Litigation

3M manufactured and marketed certain products containing PFCs for use by customers in their manufacturing process. As of March 31, 2018, the following four cases have been filed against 3M, another manufacturer, and their customers in connection with the use and disposal of these products.

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

In December 2017, eight plaintiffs filed a 12-count class action against 3M, Wolverine World Wide and Waste Management, Inc., alleging negligence, trespass, intentional and negligent infliction of emotional distress, battery, products liability, public and private nuisance, fraudulent concealment, and unjust enrichment. Each count was filed against each defendant. The action arises from Wolverine’s allegedly improper disposal of materials and wastes related to their shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product have contaminated the environment after being disposed of near drinking water sources.

For environmental litigation matters described above for which a liability, if any, has been recorded, the Company believes the amount recorded, as well as the possible loss or range of loss in excess of the established accrual is not material to the Company’s consolidated results of operations or financial condition. For those matters for which a liability has not been recorded, the Company believes any such liability is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

Environmental Liabilities and Insurance Receivables

As of March 31, 2018, the Company had recorded liabilities of $31 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of March 31, 2018, the Company had recorded liabilities of $54 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA (including the best estimate of the probable liability under the settlement of the NRD Lawsuit for interim treatment of municipal and private wells), the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the

City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years.

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

Product Liability Litigation

As of March 31, 2018, the Company is a named defendant in lawsuits involving approximately 4,370 plaintiffs (compared to approximately 4,270 plaintiffs at December 31, 2017), most of which are pending in federal or state court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system (the Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings). The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In 2017, the U.S. District Court and the Minnesota state courts denied the plaintiffs’ motions to amend their complaints to add claims for punitive damages. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. In January 2018, the state court, in hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota. Plaintiffs have appealed that ruling and the state court’s punitive damages ruling. In April 2018, the federal court partially granted 3M’s motion for summary judgment in the first bellwether case, leaving for trial a claim for strict liability based upon design defect. The court dismissed the plaintiff’s claims for negligence, failure to warn, and common law and statutory fraud. The trial in the first bellwether case is scheduled to begin in May 2018.

In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL. No liability has been recorded for the Bair Hugger™ litigation because the Company believes that any such liability is not probable and estimable at this time.

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. As of March 31, 2018, there is one lawsuit pending in the U.S. District Court for the District of Minnesota that names 29 plaintiffs and seeks certification of a class of dentists in the United States and its territories, and alternatively seeks subclasses in 13 states. The complaint alleges 3M marketed and sold defective Lava Ultimate material used for dental crowns to dentists and, under various theories, seek monetary damages (replacement costs and business reputation loss), punitive damages, disgorgement of profits, injunction from marketing and selling Lava Ultimate for use in dental crowns, statutory penalties, and attorneys’ fees and costs.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 15.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining shares available for grant under the LTIP Program are 25.9 million as of March 31, 2018.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 38 percent of the annual grant stock-based compensation award expense dollars; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2018 and 2017.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2018	2017
Cost of sales	$23	$23
Selling, general and administrative expenses	109	98
Research, development and related expenses	27	26
Stock-based compensation expenses	$159	$147
Income tax benefits	$(98)	$(148)
Stock-based compensation expenses (benefits), net of tax	$61	$(1)

Stock Option Program

The following table summarizes stock option activity during the three months ended March 31, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Shares in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	34,965	$125.73
Granted:
Annual	3,174	233.62
Exercised	(1,844)	90.20
Forfeited	(22)	180.69
March 31	36,273	$136.94	73	$3,040
Options exercisable
March 31	27,757	$120.20	63	$2,757

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2018, there was $123 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $283 million and $286 million during the three months ended March 31, 2018 and 2017, respectively. Cash received from options exercised was $166 million and $271 million for the three months ended March 31, 2018 and 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $61 million and $106 million for the three months ended March 31, 2018 and 2017, respectively.

For the primary 2018 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2018
Exercise price	$233.63
Risk-free interest rate	2.7%
Dividend yield	2.4%
Expected volatility	21.0%
Expected life (months)	78
Black-Scholes fair value	$41.59

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2018 annual grant date, the Company estimated the expected volatility based upon the following three volatilities of 3M stock: the median of the term of the expected life rolling volatility; the median of the most recent term of the expected life volatility; and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Awards	Fair Value
Nonvested balance —
As of January 1	1,994	$162.60
Granted
Annual	467	233.61
Vested	(611)	165.67
Forfeited	(6)	171.27
As of March 31	1,844	$179.55

As of March 31, 2018, there was $131 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The intrinsic value of restricted stock units and restricted stock that vested during the three months ended March 31, 2018 and 2017 was $150 million and $127 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $28 million and $47 million for the three months ended March 31, 2018 and 2017, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2018 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earning per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The 2018 performance share grant accrues dividends, therefore the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the three months ended March 31, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Awards	Fair Value
Undistributed balance —
As of January 1	686	$171.90
Granted	156	231.34
Distributed	(206)	159.82
Performance change	28	205.82
Forfeited	(2)	181.11
As of March 31	662	$191.02

As of March 31, 2018, there was $60 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair values of performance shares that were distributed were $48 million and $55 million for the three months ended 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $11 million and $15 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 16.  Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in five business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments, along with non-service cost related pension and postretirement net periodic benefit costs.

As part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes, effective in the first quarter of 2018, and other revisions impacting business segment reporting:

Consolidation of customer account activity within international countries – expanding dual credit reporting

•

The Company consolidated its customer account activity in each country into centralized sales districts for certain countries that make up approximately 70 percent of 3M’s 2017 international net sales. Expansion of these initiatives, which previously had been deployed only in the U.S., reduces the complexity for customers when interacting with multiple 3M businesses. 3M business segment reporting measures include dual credit to business segments for certain sales and related operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country. The expansion of alignment of customer accounts within additional countries increased the attribution of dual credit across 3M’s business segments. Additionally, certain sales and operating income results for electronic bonding product lines that were previously equally divided between the Electronics and Energy business segment and the Industrial business segment are now reported similarly to dual credit.

Centralization of manufacturing and supply technology platforms

•

Certain shared film manufacturing and supply technology platform resources formerly reflected within the Electronics and Energy business segment were combined with other shared and centrally managed material resource centers of expertise within Corporate and Unallocated.

In addition, as discussed in Note 1, 3M adopted ASU N0. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. As a result, operating income for 3M’s business segments has been revised to reflect non-service cost related pension and postretirement net periodic benefit costs within other expense (income), net.

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2018	2017
Net Sales
Industrial	$3,144	$2,936
Safety and Graphics	1,783	1,550
Health Care	1,536	1,435
Electronics and Energy	1,350	1,291
Consumer	1,127	1,073
Corporate and Unallocated	—	1
Elimination of Dual Credit	(662)	(601)
Total Company	$8,278	$7,685

Operating Income
Industrial	$719	$670
Safety and Graphics	483	399
Health Care	460	429
Electronics and Energy	337	256
Consumer	218	223
Corporate and Unallocated	(1,046)	(93)
Elimination of Dual Credit	(164)	(142)
Total Company	$1,007	$1,742

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

3M business segment reporting measures include dual credit to business segments for certain sales and related operating income. Management evaluates each of its five business segments based on net sales and operating income performance, including dual credit reporting to further incentivize sales growth. As a result, 3M reflects additional (“dual”) credit to another business segment when the customer account activity (“sales district”) with respect to the particular product sold to the external customer is provided by a different business segment. This additional dual credit is largely reflected at the division level. For example, certain respirators are primarily sold by the Personal Safety Division within the Safety and Graphics business segment; however, a sales district within the Industrial business segment provides the contact for sales of the product to particular customers. In this example, the non-primary selling segment (Industrial) would also receive credit for the associated net sales initiated through its sales district and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income in total are unchanged.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Shareholders and Board of Directors of 3M Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of March 31, 2018 and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017 and the related consolidated statements of income, comprehensive income, changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management.    We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We conducted our review in accordance with the standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 8, 2018

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As more fully described in both the Performance by Business Segment section in MD&A and in Note 16, effective in the first quarter of 2018, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included consolidation of customer account activity into centralized sales districts within certain countries that make up approximately 70 percent of 3M’s 2017 international net sales, impacting dual credit reporting, in addition to the centralization of manufacturing and supply technology platforms within Corporate and Unallocated. Business segment information presented herein reflects the impact of these changes for all periods presented.

3M manages its operations in five operating business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three-months ended March 31, 2018 compared to 2017.

Three months ended
(Earnings per diluted share)	March 31, 2018
Same period last year	$2.16
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity and other	0.17
Acquisitions and gains on divestitures	0.01
Foreign exchange impacts	0.05
Other expense	(0.07)
Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment	0.18
Current period, excluding MN Natural Resource Damages (NRD) resolution and TCJA measurement period adjustment	$2.50
TCJA measurement period adjustment	(0.36)
MN NRD resolution	(1.16)
Current period	$0.98

For the first quarter of 2018, net income attributable to 3M was $602 million, or $0.98 per diluted share compared to $1.323 billion or $2.16 per diluted share in the same period last year, a decrease of 55 percent on a per diluted share basis. Excluding the first quarter 2018 pre-tax impact of $897 million related to the resolution of the Minnesota natural resource damages (NRD) matter and the $217 million measurement period adjustment relative to the accounting for the 2017 enactment of the Tax Cuts and Jobs Act (TCJA), net income was $1.529 billion, or $2.50 per diluted share, an increase of 16 percent on a per diluted share basis compared to the first quarter of 2017. The Company refers to various measures excluding the Minnesota NRD resolution and TCJA measurement period adjustment. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the section that follows.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

•	Year-on-year benefits include higher organic local-currency sales, selling price increases, and business transformation, which is having a positive impact on 3M’s productivity efforts.
•

Productivity was also positively impacted by year-on-year portfolio and supply chain footprint actions that increased pre-tax earnings by approximately $90 million in the first quarter of 2018, which are primarily comprised of charges associated with actions taken by Company in the first quarter of 2017 that did not repeat in 2018, in addition to lost operating losses from divested businesses.

•	Higher raw material costs partially offset the year-on-year benefits described above.

Acquisitions and gains on divestitures:

•	In aggregate, acquisitions and divestitures increased earnings per diluted share by 1 cent year-on-year for the first quarter of 2018.
•

Acquisition impacts, which are measured for the first twelve months post-transaction, increased earnings per diluted share by 2 cents and related primarily to the acquisition of Scott Safety (fourth quarter 2017).

•

The incremental year-on-year pre-tax gain on divestitures decreased earnings per diluted share by 1 cent year-on-year for the first quarter of 2018. Additional discussion on divestitures is provided in Note 3.

Foreign exchange impacts:

•

Foreign currency impacts (net of hedging) increased pre-tax earnings by approximately $45 million, or the equivalent of 5 cents per diluted share, excluding the impact of foreign currency changes on tax rates.

Other expense:

•	Interest expense (net of interest income) increased $24 million year-on-year as a result of higher U.S. average debt balances and higher borrowing costs.
•

On a combined basis, higher defined benefit pension and postretirement service cost expense and defined contribution expense, in addition to lower income related to non-service cost pension and postretirement expense, increased expense year-on-year.

Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment:

•	The effective tax rate for the first quarter of 2018 was 37.2 percent, an increase of 13.5 percentage points versus 2017.
•

As discussed in the section below, excluding the Minnesota NRD Resolution and measurement period adjustment related to TCJA, the effective income tax rate was 17.6 percent in first quarter 2018, a decrease of 6.1 percentage points versus 2017, which contributed to an increase in earnings of $0.18 per diluted share versus the first quarter of 2017.

•

Excluding the impact of the Minnesota NRD resolution and the TCJA measurement period adjustment, factors that decreased the effective tax rate primarily related to the changes in the favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), partially impacted by the unfavorable changes related to TCJA, such as the global intangible low-taxed income (GILTI) provision. Refer to Note 8 for additional details.

Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures):

As further discussed in Note 14, in February 2018, 3M reached an agreement with the State of Minnesota that resolved the previously disclosed Natural Resource Damages (NRD) lawsuit filed by the State against the Company related to certain PFCs present in the environment. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. The projects will also result in habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

As further described in Note 8, during the first quarter of 2018, 3M recorded a tax expense of $217 million related to a measurement period adjustment to the provisional amounts recorded in December 2017 from the enactment of the Tax Cuts and Jobs Act (TCJA). 3M’s provisional accounting continues to be subject to adjustment during the measurement period of up to one year following the December 2017 enactment of TCJA.

In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the impacts of the NRD resolution and measurement period adjustment to the impact of enactment of the TCJA. These items represent significant charges that impacted the Company’s financial results. Operating income, income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for this item is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of this item may not be comparable to similarly titled measures used by other companies.

	Three months ended March 31, 2018
	Q1 2017	Q1 2018
Adjusted income, operating income margin, earnings per share, & effective tax rate (non-GAAP measures) (Dollars in millions, except per share amounts)	Reported GAAP Measure	Reported GAAP Measure	Adjustment for Measurement Period Accounting of TCJA	Adjustment for MN NRD Resolution	Adjusted Non-GAAP Measure

Net sales	$7,685	$8,278	$—	$—	$8,278
Operating income	$1,742	$1,007	$—	$897	$1,904
Operating income margin	22.7%	12.2%			23.0%
Income before taxes	$1,737	$965	$—	$897	$1,862
Provision for income taxes	$411	$359	$(217)	$187	$329
Effective tax rate	23.7%	37.2%			17.6%

Net income attributable to 3M	$1,323	$602	$217	$710	$1,529
Earnings per diluted share	$2.16	$0.98	$0.36	$1.16	$2.50
Earnings per diluted share percent change		(54.6)%			15.7%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months ended March 31, 2018 and 2017. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2018 versus 2017 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2018		2017		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$3,144	$719	$2,936	$670	7.1%	7.3%
Safety and Graphics	1,783	483	1,550	399	15.0	21.1
Health Care	1,536	460	1,435	429	7.1	7.0
Electronics and Energy	1,350	337	1,291	256	4.6	31.3
Consumer	1,127	218	1,073	223	5.0	(2.4)
Corporate and Unallocated	—	(1,046)	1	(93)	—	—
Elimination of Dual Credit	(662)	(164)	(601)	(142)	—	—
Total Company	$8,278	$1,007	$7,685	$1,742	7.7%	(42.2)%

	Three months ended March 31, 2018
	Organic
Worldwide	local-				Total
Sales Change Analysis	currency				sales
By Business Segment	sales	Acquisitions	Divestitures	Translation	change

Industrial	2.2%	—%	—%	4.9%	7.1%
Safety and Graphics	6.9	9.9	(6.7)	4.9	15.0
Health Care	2.7	0.1	—	4.3	7.1
Electronics and Energy	1.7	—	(0.2)	3.1	4.6
Consumer	2.1	—	—	2.9	5.0
Total Company	2.8%	1.9%	(1.2)%	4.2%	7.7%

Sales and operating income by geographic area:

Percent change information compares the first quarter of 2018 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended March 31, 2018
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,044	$2,676	$1,792	$767	$(1)	$8,278
% of worldwide sales	36.8%	32.3%	21.6%	9.3%	—	100.0%
Components of net sales change:
Volume — organic	1.5%	4.9%	(1.3)%	2.5%	—	2.1%
Price	0.8	—	1.4	1.0	—	0.7
Organic local-currency sales	2.3	4.9	0.1	3.5	—	2.8
Acquisitions	2.6	0.6	3.2	1.1	—	1.9
Divestitures	(1.4)	(0.6)	(2.0)	(1.3)	—	(1.2)
Translation	—	5.1	12.4	1.0	—	4.2
Total sales change	3.5%	10.0%	13.7%	4.3%	—	7.7%

Total sales change:
Industrial	1.7%	10.6%	12.9%	3.5%	—	7.1%
Safety and Graphics	12.3%	15.4%	24.3%	5.1%	—	15.0%
Health Care	1.7%	15.0%	11.7%	6.7%	—	7.1%
Electronics and Energy	(0.9)%	7.0%	1.2%	0.6%	—	4.6%
Consumer	3.9%	4.9%	11.3%	3.7%	—	5.0%

Organic local-currency sales change:
Industrial	1.7%	4.5%	(0.3)%	3.4%	—	2.2%
Safety and Graphics	6.8%	9.0%	6.1%	3.9%	—	6.9%
Health Care	1.6%	8.4%	(0.3)%	5.1%	—	2.7%
Electronics and Energy	(0.9)%	4.0%	(6.9)%	(0.3)%	—	1.7%
Consumer	3.9%	(0.7)%	(0.7)%	2.6%	—	2.1%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, China/Hong Kong total sales increased 18 percent and organic local-currency sales increased 11 percent. In Japan, total sales increased 4 percent, which was driven by foreign currency translation impacts, while organic local-currency sales were flat. Excluding electronics, Japan had a total sales increase of 7 percent, while organic local-currency sales increased 3 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa had total sales increase by 7 percent, with organic local-currency sales increases of 5 percent. West Europe total sales grew 16 percent, driven by foreign currency translation impacts, while organic local-currency sales decreased 1 percent.

•

In the Latin America/Canada geographic area, total sales increased 4 percent in Mexico, as organic local-currency sales increased 3 percent. In Canada, total sales increased 10 percent, driven by organic local-currency sales growth of 5 percent in addition to foreign currency translation impacts. In Brazil, total sales increased 1 percent, as organic local-currency sales growth of 5 percent was partially offset by foreign currency translation impacts.

Managing currency risks:

The weaker U.S. dollar had a positive impact on sales and earnings in the first three months of 2018 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $143 million of operating cash flows in the first three months of 2018, a decrease of $845 million when compared to the first three months of 2017, with this decrease primarily due to the Minnesota NRD resolution. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2018, the Company purchased $937 million of its own stock, compared to $690 million of stock purchases in the first three months of 2017. As of March 31, 2018, approximately $4.2 billion remained available under the February 2016 authorization. The Company expects to purchase $3.0 billion to $5.0 billion of its own stock in 2018. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This marked the 60th consecutive year of dividend increases for 3M. 3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans in 2018. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018.

2018 divestitures (not closed as of March 31, 2018):

In December 2017, 3M agreed to sell substantially all of its Communication Markets Division to Corning Incorporated, for $900 million, subject to closing and other adjustments. This business, with annual sales of approximately $400 million consists of optical fiber and copper passive connectivity solutions for the telecommunications industry including 3M’s xDSL, FTTx, and structured cabling solutions and, in certain countries, telecommunications system integration services. This sale is expected to close in 2018, subject to consultation or information requirements with relevant works councils and to customary closing conditions and regulatory approvals. 3M expects a pre-tax gain of approximately $500 million as a result of this divestiture that will be reported within the Company’s Electronics and Energy business. Refer to Note 3 for additional discussion.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2018	2017	Change
Cost of sales	51.1%	50.5%	0.6%
Selling, general and administrative expenses	31.1	21.0	10.1
Research, development and related expenses	5.9	6.2	(0.3)
Gain on sale of businesses	(0.3)	(0.4)	0.1
Operating income margin	12.2%	22.7%	(10.5)%

3M expects global defined benefit pension and postretirement service cost expense in 2018 to increase by approximately $26 million pre-tax when compared to 2017,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense and defined contribution expense for the first quarter was $13 million.

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

Cost of sales, measured as a percent of sales, increased due to first quarter 2018 foreign currency effects (net of hedge gains), raw material cost increases, and higher defined benefit pension and postretirement service cost expense and defined contribution expense. This was partially offset by first quarter 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018. Selling prices increased net sales year-on-year by 0.7 percent in first quarter 2018.

Selling, General and Administrative Expenses:

SG&A in dollars increased 59.5 percent in the first quarter of 2018, when compared to the same period last year, impacted by the charge related to the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14). This was partially offset first quarter 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018.

Research, Development and Related Expenses:

R&D in dollars increased $10 million in the first three months of 2018 compared to the same period last year. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Gain on Sale of Businesses:

In the first quarter of 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring. In addition, 3M divested a polymer additives compounding business, formerly part of the Company’s Industrial business, and reflected a gain on final closing adjustments from a prior divestiture which, in aggregate, were not material. These divestitures resulted in a gain on sale of businesses of $24 million. Refer to Note 3 for additional detail on these divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months ended March 31, 2018 versus 2017.

Three months ended
(Percent of net sales)	March 31, 2018
Same period last year	22.7%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity and other	1.2
Acquisitions and gain on divestitures	(0.4)
Selling price and raw material impact	0.1
Foreign exchange impacts	(0.4)
Pension/defined contribution retirement benefits	(0.2)
Current period, excluding MN Natural Resource Damages (NRD) resolution	23.0%
MN NRD resolution	(10.8)
Current period	12.2%

Operating income margins declined 10.5 percentage points in the first quarter of 2018 when compared to the first quarter of 2017. Operating income margins were reduced primarily due to the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14). Excluding the Minnesota NRD resolution impact, margins increased 0.3 percentage points to 23.0 percent. Additionally, items that reduced operating income margins included foreign currency effects (net of hedge gains), acquisition impacts (primarily related to Scott Safety), lower year-on-year divestiture gains, and higher defined benefit pension and postretirement service cost expense and defined contribution expense. 3M benefitted from organic local-currency growth and productivity, which included other benefits such as first quarter 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018 and lost operating losses from divested businesses. 3M also benefited from higher selling prices, partially offset by raw material cost increases.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense increased in the first three months of 2018 compared to the first three months of 2017 due to higher U.S. average debt balances and higher borrowing costs. Interest income increased year-on-year for the first three months of 2018 due to higher average interest rates and investment balances.

Effective January 1, 2018, in conjunction with 3M’s adoption of ASU No. 2017-07, all pension and postretirement net periodic benefit costs components (except the service cost component) are reported within other expense (income), net. For additional details, refer to Note 1 (Significant Accounting Policies). Year-on-year pension and postretirement net periodic benefit non-service costs increased $13 million for the first three months of 2018. The year-on-year increase in the first three months of 2018 was primarily due to an increase in the net actuarial amortization expense.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2018	2017
Effective tax rate	37.2%	23.7%

The effective tax rate for the first three months of 2018 was 37.2 percent, compared to 23.7 percent in 2017, an increase of 13.5 percentage points. The changes in the tax rates between years were impacted by many factors, including the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 and measurement period adjustments to the Company’s provisional accounting thereof as further described in the Overview, “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and in Note 8. 3M’s provisional accounting is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

The TCJA establishes new tax laws that will also affect 2018 and future periods, including, but not limited to: 1) reduction of the U.S. federal corporate tax rate from 35 percent to 21 percent, 2) the creation of the base erosion anti-abuse tax (BEAT), 3) the creation of a new provision designed to tax global intangible low-taxed income (GILTI), 4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, 5) limitations on the use of foreign tax credits to reduce the U.S. income tax liability, 6) limitations on the deductibility of certain executive compensation, and 7) the repeal of the domestic production activity deduction, and 8) the creation of new provision designed to incentivize foreign-derived intangible income (FDII). Considering the impacts of the TCJA (including the Company’s the first quarter 2018 measurement period adjustment to the Company’s provisional accounting for the TCJA’s enactment) and other factors, 3M currently estimates its effective tax rate for 2018 will be approximately 23 to 25 percent (up from 20 to 22 percent). The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, measurement period adjustment effects on the provisional items such as the remaining analyses regarding the impact of the TCJA and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2018	2017
Net income attributable to noncontrolling interest	$4	$3

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased pre-tax income by approximately $45 million for the three months ended March 31, 2018. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks and any impacts from swapping Venezuelan bolivars into U.S. dollars. 3M estimates that year-on-year derivative and other transaction gains and losses decreased pre-tax income by approximately $64 million for the three months ended March 31, 2018.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 16. As part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes, effective in the first quarter of 2018, and other revisions impacting business segment reporting:

Consolidation of customer account activity within international countries – expanding dual credit reporting

•

The Company consolidated its customer account activity in each country into centralized sales districts for certain countries that make up approximately 70 percent of 3M’s 2017 international net sales. Expansion of these initiatives, which previously had been deployed only in the U.S., reduces the complexity for customers when interacting with multiple 3M businesses. 3M business segment reporting measures include dual credit to business segments for certain sales and related operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country. The expansion of alignment of customer accounts within additional countries increased the attribution of dual credit across 3M’s business segments. Additionally, certain sales and operating income results for electronic bonding product lines that were previously equally divided between the Electronics and Energy business segment and the Industrial business segment are now reported similarly to dual credit. As a result, previously reported aggregate business segment net sales and operating income for total year 2017 increased $1.568 billion and $402 million, respectively, offset by similar increases in the elimination of dual credit net sales and operating income amounts.

Centralization of manufacturing and supply technology platforms

•

Certain shared film manufacturing and supply technology platform resources formerly reflected within the Electronics and Energy business segment were combined with other shared and centrally managed material resource centers of expertise within Corporate and Unallocated. This change resulted in a decrease in previously reported net sales and an increase in operating income for total year 2017 of $1 million and $42 million, respectively, in the Electronics and Energy segment, offset by a corresponding increase in net sales and decrease in operating income within Corporate and Unallocated.

In addition, as discussed in Note 1, 3M adopted ASU N0. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. As a result, operating income for 3M’s business segments has been revised to reflect non-service related pension and postretirement net periodic benefit costs within other expense (income), net.

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

Corporate and Unallocated operating expenses increased by $953 million in the first quarter of 2018 when compared to the same period last year. In the first quarter of 2018, the Minnesota NRD resolution ($897 million), inclusive of legal fees and other related obligations, was reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated increased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for the first quarter of both 2018 and 2017 is presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2017 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Industrial Business:

	Three months ended
	March 31,
	2018	2017
Sales (millions)	$3,144	$2,936
Sales change analysis:
Organic local-currency	2.2%	6.3%
Divestitures	—	(0.7)
Translation	4.9	(0.7)
Total sales change	7.1%	4.9%

Operating income (millions)	$719	$670
Percent change	7.3%	2.4%
Percent of sales	22.9%	22.8%

First Quarter 2018 results:

Sales in Industrial totaled $3.1 billion, up 7.1 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent and foreign currency translation increased sales by 4.9 percent.

On an organic local-currency sales basis:

•	Sales growth was led by abrasives, automotive and aerospace, and industrial adhesives and tapes.
•	The automotive OEM business sales growth continues to outpace global auto builds.
•	Automotive aftermarket sales declined, as products and solutions for retail car care was more than offset by softer demand with auto body shops.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In January 2016, 3M completed its sale of its pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.

Operating income:

•	Operating income margins were maintained at nearly 23 percent, helped by organic sales growth across most of the portfolio.

Safety and Graphics Business:

	Three months ended
	March 31,
	2018	2017
Sales (millions)	$1,783	$1,550
Sales change analysis:
Organic local-currency	6.9%	5.1%
Acquisitions	9.9	—
Divestitures	(6.7)	(0.8)
Translation	4.9	(0.6)
Total sales change	15.0%	3.7%

Operating income (millions)	$483	$399
Percent change	21.1%	12.7%
Percent of sales	27.1%	25.7%

First Quarter 2018 results:

Sales in Safety and Graphics totaled $1.8 billion, up 15.0 percent in U.S. dollars. Organic local-currency sales increased 6.9 percent, acquisitions increased sales by 9.9 percent, divestitures reduced sales by 6.7 percent, and foreign currency translation increased sales by 4.9 percent.

On an organic local-currency sales basis:

•	Sales increased in all businesses, led by personal safety, as this business continues to see strong global demand for its personal protective equipment across all end markets.
•	Sales also increased in commercial solutions, and roofing granules.
•	Transportation safety also posted positive growth, driven by its core sheeting and paving markings segments.

Acquisitions and divestitures:

•

Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments and other safety devices.

•	In January 2017, 3M sold its safety prescription eyewear business.
•

Additional divestitures impacting first quarter 2018 include the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

•	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•

Operating income margins increased 1.4 percentage points, helped by organic sales growth across all businesses, led by personal safety. Acquisition charges were largely offset by gains on divestitures (including the impact of lost operating income losses from divested businesses) year-on-year.

Health Care Business:

	Three months ended
	March 31,
	2018	2017
Sales (millions)	$1,536	$1,435
Sales change analysis:
Organic local-currency	2.7%	3.0%
Acquisitions	0.1	—
Translation	4.3	(0.7)
Total sales change	7.1%	2.3%

Operating income (millions)	$460	$429
Percent change	7.0%	(4.4)%
Percent of sales	29.9%	29.9%

First Quarter 2018 results:

Sales in Health Care totaled $1.5 billion, up 7.1 percent in U.S. dollars. Organic local-currency sales increased 2.7 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation increased sales by 4.3 percent.

On an organic local-currency sales basis:

•	Sales growth was led by food safety, health information systems, and medical consumables (which is comprised of the critical and chronic care and infection prevention businesses).
•	Oral care was flat with continued positive growth internationally, particularly in developing economies, offset by softness in the U.S.
•	Sales declined in drug delivery systems.
•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong and Brazil.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•	Operating income margins were maintained at nearly 30 percent.

Electronics and Energy Business:

	Three months ended
	March 31,
	2018	2017
Sales (millions)	$1,350	$1,291
Sales change analysis:
Organic local-currency	1.7%	11.7%
Divestitures	(0.2)	(0.2)
Translation	3.1	(0.2)
Total sales change	4.6%	11.3%

Operating income (millions)	$337	$256
Percent change	31.3%	15.5%
Percent of sales	24.9%	19.9%

First Quarter 2018 results:

Sales in Electronics and Energy totaled $1.4 billion, up 4.6 percent in U.S. dollars. Organic local-currency sales increased 1.7 percent, divestitures reduced sales by 0.2, and foreign currency translation increased sales by 3.1 percent.

Total sales within the electronics-related and energy-related businesses were up 6 percent and 2 percent, respectively. Total sales increased 7 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 3 percent in 3M’s electronics-related businesses, driven by increases in electronics materials solutions. This business continued to see strong growth in semiconductor manufacturing and data centers, with robust demand for cooling fluids and interconnect solutions. This growth was partially offset by a decline in display materials and systems due to softness in consumer electronics.

•	Sales decreased 2 percent in 3M’s energy-related businesses, as sales declined in both electrical markets and telecommunications.
•	Sales increased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In December 2017, 3M announced the sale of substantially all of its Communication Markets division, which is expected to close in 2018.

Operating income:

•	Operating income margins increased 5.0 percentage points, as expenses related to portfolio and footprint actions taken in the first quarter of 2017 were not repeated in the first quarter of 2018.

Consumer Business:

	Three months ended
	March 31,
	2018	2017
Sales (millions)	$1,127	$1,073
Sales change analysis:
Organic local-currency	2.1%	(0.4)%
Translation	2.9	0.5
Total sales change	5.0%	0.1%

Operating income (millions)	$218	$223
Percent change	(2.4)%	(4.9)%
Percent of sales	19.3%	20.8%

First Quarter 2018 results:

Sales in Consumer totaled $1.1 billion, an increase of 5.0 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent and foreign currency translation increased sales by 2.9 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, building on its track record of strong performance over the past several years.
•	Home care also delivered positive growth, while consumer health care declined.
•	Stationery and office supplies declined due to channel inventory reductions, primarily in the U.S. office retail and wholesale market.

Investments:

•

3M continues to invest and expand its category leading brands, such as Filtrete™ and Post-it®. During the first quarter of 2018, 3M launched its first-ever Bluetooth®-enabled Filtrete™ Smart Air Filter. 3M also launched Post-it® Extreme Notes, which are designed to hold to rough surfaces even in challenging environments.

Operating income:

•

Operating income margins declined 1.5 percentage points year-on-year. Investments associated with the previously mentioned product launches were partially offset by year-on-year benefits from expenses related to portfolio and footprint actions taken in the first quarter of 2017 that were not repeated in the first quarter of 2018.

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

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At March 31, 2018, there was approximately $2.3 billion in commercial paper issued and outstanding.

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

The Company’s total debt was $1.7 billion higher at March 31, 2018 when compared to December 31, 2017. Increases in debt related to commercial paper of $2.3 billion outstanding at March 31, 2018 as compared to $745 million at December 31, 2017, and the net impact of repayments and borrowings of international subsidiaries along with foreign currency effects. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of March 31, 2018, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2017 and prior years is approximately $13.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11 of 3M’s 2017 Annual Report on Form 10-K dated February 8, 2018.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at March 31, 2018. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2018, this ratio was approximately 24 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $288 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at March 31, 2018. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At March 31, 2018, 3M had $4.1 billion of cash, cash equivalents and marketable securities, of which approximately $3.9 billion was held by the Company’s foreign subsidiaries and approximately $200 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2017, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.975 billion and $180 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2018, and December 31, 2017.

(Millions)	March 31, 2018	December 31, 2017	Change
Total debt	$15,660	$13,949	$1,711
Less: Cash, cash equivalents and marketable securities	4,122	4,156	(34)
Net debt (non-GAAP measure)	$11,538	$9,793	$1,745

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

Working capital (non-GAAP measure):

(Millions)	March 31, 2018	December 31, 2017	Change
Current assets	$14,818	$14,277	$541
Less: Current liabilities	8,959	7,687	1,272
Working capital (non-GAAP measure)	$5,859	$6,590	$(731)

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

Working capital decreased $731 million compared with December 31, 2017. Current asset balance changes increased working capital by $541 million, driven by increases in accounts receivable and inventories (discussed further below). The increases in cash and cash equivalents were more than offset by decreases in marketable securities. Current liability balance changes decreased working capital by $1.3 billion, primarily due to increases in short-term debt, partially offset by decreases in accounts payable and accrued payroll. 3M believes working capital is meaningful to investors as a measure of operational efficiency and short-term financial health.

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

Accounts receivable turns (non-GAAP measure)
(Millions, except turns)	March 31, 2018	December 31, 2017	Change
Quarterly net sales	$8,278	$7,990	$288
Ending accounts receivable - net	$5,252	$4,911	$341
Accounts receivable turns	6.30	6.51	(0.21)

Inventory turns (non-GAAP measure)
(Millions, except turns)	March 31, 2018	December 31, 2017	Change
Quarterly cost of sales	$4,236	$4,094	$142
Less: Freight and engineering	$181	$174	$7
Manufacturing cost	$4,055	$3,920	$135
Ending inventory	$4,295	$4,034	$261
Inventory turns	3.77	3.89	(0.12)

Accounts receivable increased $341 million from December 31, 2017, primarily due to increased sales. Foreign currency impacts increased March 31, 2018 accounts receivable by $203 million and acquisitions, net of divestitures, increased accounts receivable by $58 million. As a result, accounts receivable turns decreased 3 percent versus December 31, 2017.

Inventory increased $261 million from December 31, 2017. Foreign currency impacts increased March 31, 2018 inventory by $186 million and acquisitions, net of divestitures, increased inventory by $49 million. Higher first quarter sales contributed to a 3 percent increase in cost of sales, while inventory increased 6 percent, which combined contributed to a 3 percent decrease in inventory turns.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2018	2017

Net income including noncontrolling interest	$606	$1,326
Depreciation and amortization	382	438
Company pension contributions	(232)	(248)
Company pension expense	102	81
Stock-based compensation expense	159	147
Gain on sale of businesses	(24)	(29)
Income taxes (deferred and accrued income taxes)	109	141
Accounts receivable	(260)	(237)
Inventories	(209)	(149)
Accounts payable	(88)	(124)
Other — net	(402)	(358)
Net cash provided by operating activities	$143	$988

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2018, cash flows provided by operating activities decreased $845 million compared to the same period last year, with this decrease primarily due to the Minnesota NRD resolution. Additional factors that decreased operating cash flows were increases in inventory and accounts receivable. The combination of accounts receivable, inventories and accounts payable increased working capital by $557 million in the first three months of 2018, compared to the working capital increases of $510 million in the first three months of 2017. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2018	2017

Purchases of property, plant and equipment (PP&E)	$(304)	$(287)
Proceeds from sale of PP&E and other assets	83	1
Purchases and proceeds from maturities and sale of marketable securities and investments, net	473	138
Proceeds from sale of businesses, net of cash sold	40	53
Other — net	(11)	5
Net cash provided by (used in) investing activities	$281	$(90)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2018 capital spending to be approximately $1.5 billion to $1.8 billion as 3M continues to invest in its businesses.

3M invests in renewal and maintenance programs, which pertain to cost reduction, cycle time, maintaining and renewing current capacity, eliminating pollution, and compliance. Costs related to maintenance, ordinary repairs, and certain other items are expensed. 3M also invests in growth, which adds to capacity, driven by new products, both through expansion of current facilities and new facilities. Finally, 3M also invests in other initiatives, such as information technology (IT) and laboratory facilities.

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first three months of 2018 primarily relate to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring within the Safety and Graphics business segment.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2018	2017

Change in short-term debt — net	$1,581	$(68)
Repayment of debt (maturities greater than 90 days)	(6)	—
Proceeds from debt (maturities greater than 90 days)	6	—
Total cash change in debt	$1,581	$(68)
Purchases of treasury stock	(937)	(690)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	219	315
Dividends paid to shareholders	(810)	(702)
Other — net	(7)	(6)
Net cash provided by (used in) financing activities	$46	$(1,151)

Total debt was approximately $15.7 billion at March 31, 2018 and $13.9 billion at December 31, 2017. Increases in debt largely related to commercial paper of $2.3 billion outstanding at March 31, 2018 compared to $745 million at December 31, 2017, an increase of $1.5 billion. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. The Company expects full-year 2018 gross share repurchases will be in the range of $3.0 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This is equivalent to an annual dividend of $5.44 per share and marked the 60th consecutive year of dividend increases for 3M.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow for the three months ended March 31, 2018 and 2017.

In the first quarter of 2018, free cash flow conversion was impacted by the Minnesota NRD resolution, along with the measurement period adjustment relative to the accounting for the 2017 enactment of the TCJA. On a combined basis, these items negatively impacted free cash flow conversion by 72 percentage points. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Three months ended
	March 31,
(Millions)	2018	2017
Major GAAP Cash Flow Categories
Net cash provided by operating activities	$143	$988
Net cash provided by (used in) investing activities	281	(90)
Net cash used in financing activities	46	(1,151)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$143	$988
Purchases of property, plant and equipment (PP&E)	(304)	(287)
Free cash flow	$(161)	$701
Net income attributable to 3M	$602	$1,323
Free cash flow conversion	(27)%	53%

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

•	new business opportunities, product development, and future performance or results of current or anticipated products,
•	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•	the outcome of contingencies, such as legal and regulatory proceedings,
•	future levels of indebtedness, common stock repurchases and capital spending,
•	future availability of and access to credit markets,
•	pension and postretirement obligation assumptions and future contributions,
•	asset impairments,
•	tax liabilities,
•	information technology security, and
•	the effects of changes in tax (including the Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2017 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2018. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART II.  Other Information

Item 1.  Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A.  Risk Factors.

Provided below is a cautionary discussion of what we believe to be the most important risk factors applicable to the Company. Discussion of these factors is incorporated by reference into and considered an integral part of Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

* Results are impacted by the effects of, and changes in, worldwide economic, political, and capital markets conditions. The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States. The Company’s business is subject to global competition and geopolitical risks and may be adversely affected by factors in the United States and other countries that are beyond its control, such as slower economic growth, disruptions in financial markets, economic downturns in the form of either contained or widespread recessionary conditions, inflation, elevated unemployment levels, sluggish or uneven recovery, government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers; or adverse changes in the availability and cost of capital, interest rates, tax rates, tax laws, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates.

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an ERP system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company or its customers, suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches, employee error or malfeasance, power outages, computer viruses, ransomware, telecommunication or utility failures, systems failures, service or cloud provider breaches, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of vulnerabilities to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruptions or shutdowns, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2018	714,575	$245.98	714,138	$4,894
February 1-28, 2018	1,420,634	$233.78	1,420,599	$4,562
March 1-31, 2018	1,791,496	$228.82	1,791,496	$4,152
Total January 1-March 31, 2018	3,926,705	$233.74	3,926,233	$4,152

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Date: May 8, 2018

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)