Form 10-Q
period 2018-06-30
3M CO
filed 2018-07-26
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number:  1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	41-0417775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3M Center, St. Paul, Minnesota	55144
(Address of principal executive offices)	(Zip Code)

(651) 733-1110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Stock, $0.01 par value per share	586,613,476 shares

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended June 30, 2018

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Net sales	$8,390	$7,810	$16,668	$15,495
Operating expenses
Cost of sales	4,227	4,020	8,463	7,902
Selling, general and administrative expenses	1,800	1,620	4,373	3,234
Research, development and related expenses	468	478	954	954
Gain on sale of businesses	(506)	(461)	(530)	(490)
Total operating expenses	5,989	5,657	13,260	11,600
Operating income	2,401	2,153	3,408	3,895

Other expense (income), net	51	11	93	16

Income before income taxes	2,350	2,142	3,315	3,879
Provision for income taxes	488	557	847	968
Net income including noncontrolling interest	$1,862	$1,585	$2,468	$2,911

Less: Net income attributable to noncontrolling interest	5	2	9	5

Net income attributable to 3M	$1,857	$1,583	$2,459	$2,906

Weighted average 3M common shares outstanding — basic	591.4	598.1	593.8	598.1
Earnings per share attributable to 3M common shareholders — basic	$3.14	$2.65	$4.14	$4.86

Weighted average 3M common shares outstanding — diluted	604.2	612.8	608.5	612.4
Earnings per share attributable to 3M common shareholders — diluted	$3.07	$2.58	$4.04	$4.74

Cash dividends paid per 3M common share	$1.36	$1.175	$2.72	$2.35

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Net income including noncontrolling interest	$1,862	$1,585	$2,468	$2,911
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(496)	(67)	(329)	225
Defined benefit pension and postretirement plans adjustment	114	78	230	161
Cash flow hedging instruments, unrealized gain (loss)	162	(51)	101	(127)
Total other comprehensive income (loss), net of tax	(220)	(40)	2	259
Comprehensive income (loss) including noncontrolling interest	1,642	1,545	2,470	3,170
Comprehensive (income) loss attributable to noncontrolling interest	(1)	(2)	(4)	(8)
Comprehensive income (loss) attributable to 3M	$1,641	$1,543	$2,466	$3,162

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,801	$3,053
Marketable securities — current	385	1,076
Accounts receivable — net	5,383	4,911
Inventories
Finished goods	1,979	1,915
Work in process	1,292	1,218
Raw materials and supplies	967	901
Total inventories	4,238	4,034
Prepaids	713	937
Other current assets	370	266
Total current assets	13,890	14,277
Property, plant and equipment	24,758	24,914
Less: Accumulated depreciation	(16,113)	(16,048)
Property, plant and equipment — net	8,645	8,866
Goodwill	10,107	10,513
Intangible assets — net	2,787	2,936
Other assets	1,349	1,395
Total assets	$36,778	$37,987
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,225	$1,853
Accounts payable	1,871	1,945
Accrued payroll	646	870
Accrued income taxes	293	310
Other current liabilities	2,867	2,709
Total current liabilities	8,902	7,687

Long-term debt	11,294	12,096
Pension and postretirement benefits	3,254	3,620
Other liabilities	2,900	2,962
Total liabilities	$26,350	$26,365
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,550	5,352
Retained earnings	39,442	39,115
Treasury stock, at cost: 357,419,580 shares at June 30, 2018; 349,148,819 shares at December 31, 2017	(27,617)	(25,887)
Accumulated other comprehensive income (loss)	(7,019)	(7,026)
Total 3M Company shareholders’ equity	10,365	11,563
Noncontrolling interest	63	59
Total equity	$10,428	$11,622
Total liabilities and equity	$36,778	$37,987

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2018	2017
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,468	$2,911
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	762	818
Company pension and postretirement contributions	(261)	(279)
Company pension and postretirement expense	204	163
Stock-based compensation expense	208	206
Gain on sale of businesses	(530)	(490)
Deferred income taxes	(1)	(120)
Changes in assets and liabilities
Accounts receivable	(606)	(412)
Inventories	(337)	(347)
Accounts payable	(12)	(60)
Accrued income taxes (current and long-term)	234	257
Other — net	(87)	(17)
Net cash provided by operating activities	2,042	2,630

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(669)	(589)
Proceeds from sale of PP&E and other assets	96	13
Acquisitions, net of cash acquired	13	—
Purchases of marketable securities and investments	(964)	(407)
Proceeds from maturities and sale of marketable securities and investments	1,636	543
Proceeds from sale of businesses, net of cash sold	806	862
Other — net	(11)	5
Net cash provided by investing activities	907	427

Cash Flows from Financing Activities
Change in short-term debt — net	774	(113)
Repayment of debt (maturities greater than 90 days)	(6)	(650)
Proceeds from debt (maturities greater than 90 days)	6	—
Purchases of treasury stock	(2,537)	(1,184)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	305	496
Dividends paid to shareholders	(1,612)	(1,403)
Other — net	(26)	(2)
Net cash used in financing activities	(3,096)	(2,856)

Effect of exchange rate changes on cash and cash equivalents	(105)	55

Net increase (decrease) in cash and cash equivalents	(252)	256
Cash and cash equivalents at beginning of year	3,053	2,398
Cash and cash equivalents at end of period	$2,801	$2,654

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1.  Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

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

Three months ended June 30, 2017	Previously
(Millions)	Reported	Revised	Change

Net Sales	$7,810	$7,810	$—
Operating expenses
Cost of sales	4,007	4,020	13
Selling, general and administrative expenses	1,607	1,620	13
Research, development and related expenses	473	478	5
Gain on sale of businesses	(461)	(461)	—
Total operating expenses	5,626	5,657	31
Operating income	$2,184	$2,153	$(31)

Other expense (income), net	$42	$11	$(31)

Income before income taxes	$2,142	$2,142	$—

Six months ended June 30, 2017	Previously
(Millions)	Reported	Revised	Change

Net Sales	$15,495	$15,495	$—
Operating expenses
Cost of sales	7,876	7,902	26
Selling, general and administrative expenses	3,207	3,234	27
Research, development and related expenses	944	954	10
Gain on sale of businesses	(490)	(490)	—
Total operating expenses	11,537	11,600	63
Operating income	$3,958	$3,895	$(63)

Other expense (income), net	$79	$16	$(63)

Income before income taxes	$3,879	$3,879	$—

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

The Company updated its financial information and disclosures in its Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) to reflect the retrospective application of ASU No. 2017-07 and the preceding business reporting changes.

Changes to Significant Accounting Policies

The following accounting policies have been updated since the Company’s 2017 Annual Report on Form 10-K (which was updated by 3M’s Current Report on Form 8-K dated May 8, 2018 in regards to the adoption of ASU 2017-07 and the business segment reporting changes discussed above).

Revenue (sales) recognition: As described in the “New Accounting Pronouncements” section,  3M adopted ASU No. 2014-09, Revenue from Contracts with Customers, and other related ASUs on January 1, 2018 using the modified retrospective transition approach. The Company’s accounting policy with respect to revenue recognition and additional disclosure relative to this ASU are included in Note 2.

Investments: As described in the “New Accounting Pronouncements” section, 3M adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities,  effective January 1, 2018. As a result, all equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. 3M utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions. Further, the change in balance of these securities for the three and six months ended June 30, 2018 was not considered material for additional disclosure.

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

Note 1 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in Venezuelan Bolivars (VEF). As of June 30, 2018, the Company had a balance of net monetary assets denominated in VEF of less than 860 billion VEF and the DIPRO exchange rate was approximately 96,000 VEF per U.S. dollar. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VEF-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of June 30, 2018, the Company continues to consolidate its Venezuelan subsidiary. As of June 30, 2018, the balance of accumulated other comprehensive loss associated with this subsidiary was approximately $145 million, and the amount of intercompany receivables due from this subsidiary and its equity balance were not significant.

3M has subsidiaries in Argentina, the operating income of which is less than one half of one percent of 3M’s consolidated operating income for 2017. Based on various indices, Argentina’s cumulative three-year inflation rate exceeded 100 percent in the second quarter of 2018, thus being considered highly inflationary. As a result, the financial statements of the Argentine subsidiaries will be remeasured as if its functional currency were that of its parent, starting in the third quarter of 2018. As of June 30, 2018, the Company had a balance of net monetary assets denominated in Argentine pesos (ARS) of less than 230 million ARS and the exchange rate was approximately 28 ARS per U.S. dollar.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.5 million average options for the three months ended June 30, 2018; 2.7 million average options for the six months ended June 30, 2018; insignificant for the three months ended June 30, 2017; 1.6 million average options for the six months ended June 30, 2017). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to 3M	$1,857	$1,583	$2,459	$2,906

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	591.4	598.1	593.8	598.1
Dilution associated with the Company’s stock-based compensation plans	12.8	14.7	14.7	14.3
Denominator for weighted average 3M common shares outstanding – diluted	604.2	612.8	608.5	612.4

Earnings per share attributable to 3M common shareholders – basic	$3.14	$2.65	$4.14	$4.86
Earnings per share attributable to 3M common shareholders – diluted	$3.07	$2.58	$4.04	$4.74

New Accounting Pronouncements

See the Company’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) for a more detailed discussion of the standards in the tables that follow, except for those pronouncements issued subsequent to the most recent Form 10-K filing date for which separate, more detailed discussion is provided below.

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
ASU No. 2016-02, Leases (as amended by ASU No. 2018-10)

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

•See the “Relevant New Standards Issued Subsequent to Most Recent Annual Report” below for further discussion on ASU No. 2018-10 issued in July 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which largely aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees. The ASU also clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers. The ASU requires a modified retrospective transition approach. For 3M, the ASU is effective as of January 1, 2019. Because the Company does not grant share-based payments to nonemployees or customers, this ASU will not have a material impact on its consolidated results of operations and financial condition.

In June 2018, the FASB issued ASU No. 2018-08, Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. The ASU applies to entities that receive or make contributions, which primarily are not-for-profit entities but also affects business entities that make contributions. In the context of business entities that make contributions, the FASB clarified that a contribution is conditional if the arrangement includes both a barrier for the recipient to be entitled to the assets transferred and a right of return for the assets transferred (or a right of release of the business entity’s obligation to transfer assets). The recognition of contribution expense is deferred for conditional arrangements and is immediate for unconditional arrangements. The ASU requires modified prospective transition to arrangements that have not been completed as of the effective date or that are entered into after the effective date, but full retrospective application to each period presented is permitted. For 3M, the ASU is effective as of January 1, 2019. The Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends ASU No. 2016-02, Leases. The new ASU includes certain clarifications to address potential narrow-scope implementation issues which the Company is incorporating into its assessment and adoption of ASU No. 2016-02. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for 3M is January 1, 2019.

NOTE 2.  Revenue

The Company adopted ASU No. 2014-09 and related standards (collectively, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers), as described in Note 1, on January 1, 2018 using the modified retrospective method of adoption. Prior periods have not been restated. Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of retained earnings was increased by less than $2 million, primarily relating to the accelerated recognition for software installation service and training revenue. This cumulative impact reflects retrospective application of ASC 606 only to contracts that were not completed as of January 1, 2018. Further, the Company applied the practical expedient permitting the effect of all contract modifications that occurred before January 1, 2018 to be aggregated in the transition accounting. The impact of applying ASC 606 as compared with previous guidance applied to revenues and costs was not material for the three and six months ended June 30, 2018.

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

Contract Balances:

Deferred income (current portion) as of June 30, 2018 and December 31, 2017 was $512 million and $513 million, respectively, and primarily relates to revenue that is recognized over time for one-year software license contracts, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral of income for goods that are in-transit at period end for which control transfers to the customer upon delivery. Approximately $110 million and $390 million of the

December 31, 2017 balance was recognized as revenue during the three and six months ended June 30, 2018, respectively. The amount of noncurrent deferred income is not considered significant.

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

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Six months ended
	June 30,		June 30,
Net Sales (Millions)	2018	2017	2018	2017
Abrasives	$473	$437	$948	$867
Adhesives and Tapes	1,165	1,096	2,318	2,171
Advanced Materials	317	287	621	574
Automotive and Aerospace	519	489	1,078	997
Automotive Aftermarket	438	418	856	835
Separation and Purification	238	219	474	439
Other Industrial	(2)	—	(3)	(1)
Total Industrial Business Group	$3,148	$2,946	$6,292	$5,882

Commercial Solutions	$502	$457	$987	$900
Personal Safety	957	721	1,919	1,428
Roofing Granules	99	96	200	193
Transportation Safety	257	295	493	598
Other Safety and Graphics	—	—	(1)	—
Total Safety and Graphics Business Group	$1,815	$1,569	$3,598	$3,119

Drug Delivery	$119	$120	$238	$241
Food Safety	84	76	166	149
Health Information Systems	205	195	410	386
Medical Solutions	772	729	1,548	1,443
Oral Care	342	330	696	666
Other Health Care	(2)	(1)	(2)	(1)
Total Health Care Business Group	$1,520	$1,449	$3,056	$2,884

Electronics	$925	$883	$1,856	$1,761
Energy	411	404	831	817
Other Electronics and Energy	1	3	—	3
Total Electronics and Energy Business Group	$1,337	$1,290	$2,687	$2,581

Consumer Health Care	$100	$104	$202	$206
Home Care	255	253	524	514
Home Improvement	507	460	954	868
Stationery and Office	351	340	650	632
Other Consumer	10	12	20	22
Total Consumer Business Group	$1,223	$1,169	$2,350	$2,242

Corporate and Unallocated	$12	$2	$12	$3
Elimination of Dual Credit	(665)	(615)	(1,327)	(1,216)
Total Company	$8,390	$7,810	$16,668	$15,495

	Three months ended June 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,182	$870	$777	$318	$1	$3,148
Safety and Graphics	747	419	443	206	—	1,815
Health Care	703	292	381	145	(1)	1,520
Electronics and Energy	244	899	131	63	—	1,337
Consumer	742	236	138	105	2	1,223
Corporate and Unallocated	8	1	1	4	(2)	12
Elimination of Dual Credit	(278)	(213)	(113)	(60)	(1)	(665)
Total Company	$3,348	$2,504	$1,758	$781	$(1)	$8,390

	Six months ended June 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$2,282	$1,814	$1,562	$634	$—	$6,292
Safety and Graphics	1,399	916	879	404	—	3,598
Health Care	1,405	591	775	286	(1)	3,056
Electronics and Energy	473	1,810	276	129	(1)	2,687
Consumer	1,352	508	279	211	—	2,350
Corporate and Unallocated	8	—	1	3	—	12
Elimination of Dual Credit	(527)	(459)	(222)	(119)	—	(1,327)
Total Company	$6,392	$5,180	$3,550	$1,548	$(2)	$16,668

	Three months ended June 30, 2017
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,114	$810	$709	$314	$(1)	$2,946
Safety and Graphics	639	370	364	195	1	1,569
Health Care	697	261	353	137	1	1,449
Electronics and Energy	233	855	136	67	(1)	1,290
Consumer	694	231	139	105	—	1,169
Corporate and Unallocated	2	2	—	(1)	(1)	2
Elimination of Dual Credit	(252)	(207)	(96)	(60)	—	(615)
Total Company	$3,127	$2,322	$1,605	$757	$(1)	$7,810

	Six months ended June 30, 2017
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$2,196	$1,663	$1,405	$619	$(1)	$5,882
Safety and Graphics	1,220	801	715	383	—	3,119
Health Care	1,387	521	706	270	—	2,884
Electronics and Energy	464	1,706	279	132	—	2,581
Consumer	1,281	490	265	207	(1)	2,242
Corporate and Unallocated	3	1	—	—	(1)	3
Elimination of Dual Credit	(483)	(427)	(188)	(118)	—	(1,216)
Total Company	$6,068	$4,755	$3,182	$1,493	$(3)	$15,495

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

There were no business combinations that closed during the six months ended June 30, 2018 and 2017.

As discussed in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K), in October 2017, 3M completed the acquisition of Scott Safety for $2.0 billion of cash, net of cash acquired. Adjustments in 2018 to the purchase price allocation were approximately $16 million and related to identification of certain immaterial acquired assets and resolution of certain acquired working capital and other purchase price adjustments with the seller. The change to provisional amounts did not result in material impacts to results of operations in 2018 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Scott Safety is considered preliminary with provisional amounts primarily related to intangible assets and certain tax-related and contingent liability items. 3M expects to finalize the allocation of purchase price within the one year measurement-period following the acquisition.

Divestitures:

3M may divest certain businesses from time to time based upon reviews of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and its shareholders.

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

In June 2018, 3M completed the sale of substantially all of its Communication Markets Division to Corning Incorporated. This business, with annual sales of approximately $400 million, consists of optical fiber and copper passive connectivity solutions for the telecommunications industry including 3M’s xDSL, FTTx, and structured cabling solutions and, in certain countries, telecommunications system integration services. 3M received cash proceeds of $772 million and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Electronics and Energy business.  The sale of the telecommunications system integration services portion of the business based in Germany for approximately $30 million remains pending and is expected to be completed by the end of 2018.

2017 divestitures:

During 2017, as described in Note 2 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K), the Company divested of a number of business including its: safety prescription eyewear; identity management; tolling and automated license/number plate recognition; electronic monitoring; and electrical marking/labeling businesses.

The aggregate operating income of these businesses was approximately $25 million and $10 million in the first six months of 2018 and 2017, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of June 30, 2018 were not material and as of December 31, 2017 included the following:

December 31,
(Millions)	2017
Accounts receivable	$25
Property, plant and equipment (net)	20

In addition, an immaterial amount and approximately $275 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of June 30, 2018 and December 31, 2017, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 4.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first six months of 2018. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which decreased goodwill by $16 million during the six months ended June 30, 2018. Divestiture activity within the Electronics and Energy business segment relates to the sale of substantially all of the Communication Markets Division. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2017 and June 30, 2018, follow:

Goodwill

	December 31, 2017	Acquisition	Divestiture	Translation	June 30, 2018
(Millions)	Balance	activity	activity	and other	Balance
Industrial	$2,678	$—	$(4)	$(44)	$2,630
Safety and Graphics	4,419	(16)	(8)	(57)	4,338
Health Care	1,682	—	—	(19)	1,663
Electronics and Energy	1,524	—	(247)	(10)	1,267
Consumer	210	—	—	(1)	209
Total Company	$10,513	$(16)	$(259)	$(131)	$10,107

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2018, and December 31, 2017, follow:

	June 30,	December 31,
(Millions)	2018	2017
Customer related intangible assets	$2,302	$2,332
Patents	554	561
Other technology-based intangible assets	578	583
Definite-lived tradenames	676	678
Other amortizable intangible assets	204	207
Total gross carrying amount	$4,314	$4,361

Accumulated amortization — customer related	(931)	(874)
Accumulated amortization — patents	(491)	(489)
Accumulated amortization — other technology based	(312)	(292)
Accumulated amortization — definite-lived tradenames	(272)	(256)
Accumulated amortization — other	(164)	(162)
Total accumulated amortization	$(2,170)	$(2,073)

Total finite-lived intangible assets — net	$2,144	$2,288

Non-amortizable intangible assets (primarily tradenames)	643	648
Total intangible assets — net	$2,787	$2,936

3M does not amortize certain acquired tradenames because they have been in existence for over 55 years, have a history of leading-market share positions, are intended to be continuously renewed, and the associated products are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and six months ended June 30, 2018 and 2017 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Amortization expense	$63	$47	$127	$111

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2018:

	Remainder of						After
(Millions)	2018	2019	2020	2021	2022	2023	2023
Amortization expense	$123	$241	$229	$220	$206	$175	$950

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

NOTE 5.  Restructuring Actions and Exit Activities

2018 Restructuring Actions:

During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions affected approximately 900 positions worldwide and resulted in a second quarter 2018 pre-tax charge of $105 million, essentially all within Corporate and Unallocated.

The restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2018
Cost of sales	$12
Selling, general and administrative expenses	89
Research, development and related expenses	4
Total	$105

Components of these restructuring actions, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2018	$105
Cash payments	(6)
Accrued restructuring action balances as of June 30, 2018	$99

Remaining activities related to this restructuring are expected to be largely completed through the first half of 2019.

2017 Restructuring Actions:

During the second quarter of 2017, management approved and committed to undertake certain restructuring actions primarily focused on portfolio and footprint optimization. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2017 pre-tax charge of $99 million.

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2017	$99
Cash payments	(8)
Adjustments	(3)
Accrued restructuring action balances as of December 31, 2017	$88
Cash payments	(13)
Adjustments	(27)
Accrued restructuring action balances as of June 30, 2018	$48

Remaining activities related to this restructuring are expected to be completed by the end of 2018. A portion of the adjustments detailed above include certain severance accruals taken in 2017, the obligation for which was relieved and reflected as part of the gain on divestiture when that business was sold in 2018.

2017 Exit Activities:

During the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe.

NOTE 6.  Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Interest expense	$88	$54	$170	$99
Interest income	(16)	(12)	(37)	(20)
Pension and postretirement net periodic benefit cost (benefit)	(21)	(31)	(40)	(63)
Total	$51	$11	$93	$16

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

NOTE 7.  Supplemental Equity and Comprehensive Income Information

Consolidated Statement of Changes in Equity

Three months ended June 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2018	$11,039	$5,505	$38,453	$(26,178)	$(6,803)	$62

Net income	1,862		1,857			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(496)				(492)	(4)
Defined benefit pension and post-retirement plans adjustment	114				114	—
Cash flow hedging instruments - unrealized gain (loss)	162				162	—
Total other comprehensive income (loss), net of tax	(220)
Dividends declared	(802)		(802)
Stock-based compensation	54	54
Reacquired stock	(1,591)			(1,591)
Issuances pursuant to stock option and benefit plans	86		(66)	152
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Six months ended June 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	2,468		2,459			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(329)				(324)	(5)
Defined benefit pension and post-retirement plans adjustment	230				230	—
Cash flow hedging instruments - unrealized gain (loss)	101				101	—
Total other comprehensive income (loss), net of tax	2
Dividends declared	(1,612)		(1,612)
Stock-based compensation	198	198
Reacquired stock	(2,563)			(2,563)
Issuances pursuant to stock option and benefit plans	313		(520)	833
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Three months ended June 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2017	$11,040	$5,198	$38,094	$(25,354)	$(6,949)	$51

Net income	1,585		1,583			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(67)				(67)	—
Defined benefit pension and post-retirement plans adjustment	78				78	—
Cash flow hedging instruments - unrealized gain (loss)	(51)				(51)	—
Total other comprehensive income (loss), net of tax	(40)
Dividends declared	(701)		(701)
Stock-based compensation	55	55
Reacquired stock	(475)			(475)
Issuances pursuant to stock option and benefit plans	180		(183)	363
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Six months ended June 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	2,911		2,906			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	225				222	3
Defined benefit pension and post-retirement plans adjustment	161				161	—
Cash flow hedging instruments - unrealized gain (loss)	(127)				(127)	—
Total other comprehensive income (loss), net of tax	259
Dividends declared	(1,403)		(1,403)
Stock-based compensation	183	183
Reacquired stock	(1,153)			(1,153)
Issuances pursuant to stock option and benefit plans	504		(617)	1,121
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2018, net of tax:	$(1,470)	$(5,160)	$(173)	$(6,803)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(411)	—	182	(229)
Amounts reclassified out	—	151	28	179
Total other comprehensive income (loss), before tax	(411)	151	210	(50)
Tax effect	(81)	(37)	(48)	(166)
Total other comprehensive income (loss), net of tax	(492)	114	162	(216)
Balance at June 30, 2018, net of tax:	$(1,962)	$(5,046)	$(11)	$(7,019)

Six months ended June 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(282)	—	100	(182)
Amounts reclassified out	—	302	62	364
Total other comprehensive income (loss), before tax	(282)	302	162	182
Tax effect	(42)	(72)	(61)	(175)
Total other comprehensive income (loss), net of tax	(324)	230	101	7
Balance at June 30, 2018, net of tax:	$(1,962)	$(5,046)	$(11)	$(7,019)

Three months ended June 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2017, net of tax:	$(1,719)	$(5,245)	$15	$(6,949)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(167)	—	(74)	(241)
Amounts reclassified out	—	119	(5)	114
Total other comprehensive income (loss), before tax	(167)	119	(79)	(127)
Tax effect	100	(41)	28	87
Total other comprehensive income (loss), net of tax	(67)	78	(51)	(40)
Balance at June 30, 2017, net of tax:	$(1,786)	$(5,167)	$(36)	$(6,989)

Six months ended June 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	59	—	(175)	(116)
Amounts reclassified out	—	238	(23)	215
Total other comprehensive income (loss), before tax	59	238	(198)	99
Tax effect	163	(77)	71	157
Total other comprehensive income (loss), net of tax	222	161	(127)	256
Balance at June 30, 2017, net of tax	$(1,786)	$(5,167)	$(36)	$(6,989)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2018	2017	2018	2017	Statement
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Prior service benefit	$19	$22	$38	$44	See Note 11
Net actuarial loss	(170)	(141)	(340)	(282)	See Note 11
Total before tax	(151)	(119)	(302)	(238)
Tax effect	37	41	72	77	Provision for income taxes
Net of tax	$(114)	$(78)	$(230)	$(161)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(27)	$5	$(61)	$23	Cost of sales
Interest rate swap contracts	(1)	—	(1)	—	Interest expense
Total before tax	(28)	5	(62)	23
Tax effect	7	(2)	15	(8)	Provision for income taxes
Net of tax	$(21)	$3	$(47)	$15
Total reclassifications for the period, net of tax	$(135)	$(75)	$(277)	$(146)

NOTE 8.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2014, and 2016. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2017. As of June 30, 2018, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

3M anticipates changes to the Company’s uncertain tax positions due to the closing and resolution of audit issues for various audit years mentioned above and closure of statutes. Currently, the Company is estimating a decrease in unrecognized tax benefits during the next 12 months as a result of anticipated resolutions of audit issues. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2018 and December 31, 2017 are $493 million and $526 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $6 million of benefit and $5 million of expense for the three months ended June 30, 2018 and June 30, 2017, respectively, and approximately $3 million and $8 million of expense for the six months ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018 and December 31, 2017, accrued interest and penalties in the consolidated balance sheet on a gross basis were $60 million and $68 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The provision for income taxes is determined using the asset and liability approach. Under this approach, a valuation allowance is recorded to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of June 30, 2018 and December 31, 2017, the Company had valuation allowances of $83 million and $81 million on its deferred tax assets, respectively.

The effective tax rate for the second quarter of 2018 was 20.8 percent, compared to 26.0 percent in the second quarter of 2017, a decrease of 5.2 percentage points. Primary factors that decreased the Company’s effective tax rate included favorable aspects of the 2017 Tax Cuts and Jobs Act (TCJA) such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), in addition to impacts associated with composition of geographic mix of income before taxes. These decreases were partially offset by multiple factors that increased the Company’s effective tax rate. These increases were primarily driven by lower excess tax benefits related to employee share-based payments and impacts of the TCJA such as the global intangible low-taxed income (GILTI) provision and the elimination of the domestic manufacturing deduction.

The effective tax rate for the first six months of 2018 was 25.6 percent, compared to 25.0 percent in the first six months of 2017, an increase of 0.6 percentage points. Factors that increased the Company’s effective tax rate primarily related to impacts of the TCJA such as the first quarter 2018 measurement period adjustment to the provisional accounting of the TCJA’s enactment (discussed further below) as well as the TCJA’s GILTI provision and the elimination of the domestic manufacturing deduction. Lower excess tax benefits year-over-year related to employee share-based payments also increased the Company’s effective tax rate. These increases were partially offset by multiple factors that decreased the Company’s effective tax rate, including favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and FDII, in addition to impacts associated with composition of income before taxes from both a geographic and a discrete item (such as the resolution of the NRD Lawsuit, as defined and described in Note 14) perspective.

The TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S.

subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. In connection with 3M’s initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax expense of $762 million in the fourth quarter of 2017. As further discussed below, during the first quarter of 2018, 3M recognized a measurement period adjustment resulting in an additional tax expense of $217 million to this provisional accounting. The Company made no additional adjustments in the second quarter of 2018.

Transition tax: 3M was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and related income tax expense of $745 million in the fourth quarter of 2017, with an additional $132 million in the first quarter of 2018 as a result of subsequent U.S. Internal Revenue Service guidance. The Company made no additional adjustments in the second quarter of 2018. The Company continues to gather additional information and will consider further guidance to more precisely compute the transition tax. The provisional amount may change when 3M finalizes the calculation of post-1986 foreign earnings and profit previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The TCJA’s transition tax is payable over eight years beginning in 2018. As of June 30, 2018, 3M reflected $74 million and $733 million in current accrued income taxes and long-term income taxes payable, respectively, associated with the transition tax.

Remeasurement of deferred tax assets/liabilities and other impacts: 3M remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. In the fourth quarter of 2017, 3M recorded a net additional income tax expense of $17 million related to remeasurement of deferred tax assets/liabilities and other impacts. In the first quarter of 2018, 3M recorded an additional tax expense of $85 million as a measurement period adjustment as a result of subsequent U.S. Internal Revenue Service guidance and other impacts related to TCJA. The Company made no additional adjustments in the second quarter of 2018. 3M is still analyzing certain aspects of the TCJA, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. This includes the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. 3M also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company’s indefinite reinvestment assertion. 3M previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. The full effects of underlying tax rates of the TCJA causes some reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. While 3M was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the TCJA, including, but not limited to, the calculation of the transition tax on deferred foreign income.

3M has not completed its full analysis with respect to the GILTI provision within the TCJA. While 3M has recorded current tax on GILTI relative to 2018 operations, the Company has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether 3M will account for GILTI as period costs if and when incurred.

NOTE 9.  Marketable Securities

The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2018	December 31, 2017
Corporate debt securities	$—	$14
Commercial paper	347	899
Certificates of deposit/time deposits	31	76
U.S. municipal securities	4	3
Asset-backed securities:
Automobile loan related	3	16
Credit card related	—	68
Asset-backed securities total	3	84
Current marketable securities	$385	$1,076

U.S. municipal securities	$26	$27
Non-current marketable securities	$26	$27

Total marketable securities	$411	$1,103

At June 30, 2018 and December 31, 2017, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at June 30, 2018 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2018
Due in one year or less	$382
Due after one year through five years	15
Due after five years through ten years	14
Total marketable securities	$411

3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

As of June 30, 2018 and December 31, 2017, the Company had approximately $1.5 billion and $745 million, respectively, in commercial paper outstanding.

NOTE 11.  Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2018 and 2017 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2018	2017	2018	2017	2018	2017
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$67	$37	$34	$13	$12
Non-operating expense
Interest cost	$141	$142	$40	$37	$20	$20
Expected return on plan assets	(272)	(259)	(79)	(69)	(21)	(21)
Amortization of prior service benefit	(6)	(6)	(3)	(3)	(10)	(13)
Amortization of net actuarial loss	126	97	29	30	15	14
Total non-operating expense (benefit)	(11)	(26)	(13)	(5)	4	—
Total net periodic benefit cost (benefit)	$61	$41	$24	$29	$17	$12

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2018	2017	2018	2017	2018	2017
Net periodic benefit cost (benefit)
Operating expense
Service cost	$144	$134	$73	$67	$26	$25
Non-operating expense
Interest cost	$282	$284	$80	$74	$40	$39
Expected return on plan assets	(544)	(518)	(157)	(138)	(42)	(42)
Amortization of prior service benefit	(12)	(12)	(6)	(6)	(20)	(26)
Amortization of net actuarial loss	252	194	58	60	30	28
Total non-operating expense (benefit)	(22)	(52)	(25)	(10)	8	(1)
Total net periodic benefit cost (benefit)	$122	$82	$48	$57	$34	$24

For the six months ended June 30, 2018, contributions totaling $259 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2018, the Company expects to contribute approximately $300 million to $500 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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
•

Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 11 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued but terminated interest rate contracts, which have related balances within accumulated other comprehensive income being amortized over the underlying life of related debt, can be found in Note 13 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

During the first six months of 2018, the Company entered into forward starting interest rate swaps with a notional amount of $500 million as hedges against interest rate volatility associated with forecasted issuances of fixed rate debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) recognized in income on the effective portion of derivatives as a result of reclassification from accumulated other comprehensive income.

As of June 30, 2018, the Company had a balance of $11 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $9 million (after tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of June 30, 2018, 3M expects to reclassify approximately $20 million, $15 million, and $1 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings over the remainder of 2018, over the next 12 months, and after

2019, respectively, and reclassify approximately $10 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings in 2019 (with the impact offset by earnings/losses from underlying hedged items).

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended June 30, 2018	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$179	Cost of sales	$(27)	Cost of sales	$—
Interest rate swap contracts	3	Interest expense	(1)	Interest expense	—
Total	$182		$(28)		$—

Six months ended June 30, 2018
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$100	Cost of sales	$(61)	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$100		$(62)		$—

Three months ended June 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(72)	Cost of sales	$5	Cost of sales	$—
Interest rate swap contracts	(2)	Interest expense	—	Interest expense	—
Total	$(74)		$5		$—

Six months ended June 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(172)	Cost of sales	$23	Cost of sales	$—
Interest rate swap contracts	(3)	Interest expense	—	Interest expense	—
Total	$(175)		$23		$—

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and, thus, there is no impact on earnings due to hedge ineffectiveness. Additional information regarding designated interest rate swaps can be found in Note 13 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended June 30, 2018	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(1)	Interest expense	$1
Total		$(1)		$1

Six months ended June 30, 2018
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(12)	Interest expense	$12
Total		$(12)		$12

Three months ended June 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$1	Interest expense	$(1)
Total		$1		$(1)

Six months ended June 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(4)	Interest expense	$4
Total		$(4)		$4

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

At June 30, 2018, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2018 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended June 30, 2018	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$299	Cost of sales	$—
Foreign currency forward contracts	23	Cost of sales	1
Total	$322		$1

Six months ended June 30, 2018	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$171	Cost of sales	$(2)
Foreign currency forward contracts	17	Cost of sales	—
Total	$188		$(2)

Three months ended June 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(270)	Cost of sales	$—
Foreign currency forward contracts	(7)	Cost of sales	3
Total	$(277)		$3

Six months ended June 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(391)	Cost of sales	$—
Foreign currency forward contracts	(27)	Cost of sales	5
Total	$(418)		$5

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$3	Cost of sales	$—
Foreign currency forward contracts	Interest expense	(114)	Interest expense	(91)
Total		$(111)		$(91)

	Three months ended June 30, 2017		Six months ended June 30, 2017
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$6	Cost of sales	$5
Foreign currency forward contracts	Interest expense	(138)	Interest expense	(96)
Total		$(132)		$(91)

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

	Gross	Assets		Liabilities
June 30, 2018	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,054	Other current assets	$46	Other current liabilities	$21
Foreign currency forward/option contracts	1,264	Other assets	42	Other liabilities	13
Interest rate swap contracts	1,350	Other current assets	—	Other current liabilities	7
Interest rate swap contracts	1,103	Other assets	20	Other liabilities	10
Total derivatives designated as hedging instruments			$108		$51

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,834	Other current assets	$22	Other current liabilities	$66
Total derivatives not designated as hedging instruments			$22		$66

Total derivative instruments			$130		$117

	Gross	Assets		Liabilities
December 31, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,204	Other current assets	$7	Other current liabilities	$109
Foreign currency forward/option contracts	1,392	Other assets	20	Other liabilities	56
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	1,503	Other assets	21	Other liabilities	6
Total derivatives designated as hedging instruments			$48		$172

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,974	Other current assets	$30	Other current liabilities	$25
Total derivatives not designated as hedging instruments			$30		$25

Total derivative instruments			$78		$197

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2018, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$130	$59	$—	$71
Derivatives not subject to master netting agreements	—			—
Total	$130			$71

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$78	$27	$—	$51
Derivatives not subject to master netting agreements	—			—
Total	$78			$51

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$115	$59	$—	$56
Derivatives not subject to master netting agreements	2			2
Total	$117			$58

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$197	$27	$—	$170
Derivatives not subject to master netting agreements	—			—
Total	$197			$170

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $27 million and $91 million for the three and six months ended June 30, 2018. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Refer to Note 14 in the Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$347	$—	$347	$—
Certificates of deposit/time deposits	31	—	31	—
Asset-backed securities:
Automobile loan related	3	—	3	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	110	—	110	—
Interest rate swap contracts	20	—	20	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	100	—	100	—
Interest rate swap contracts	17	—	17	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$14	$—	$14	$—
Commercial paper	899	—	899	—
Certificates of deposit/time deposits	76	—	76	—
Asset-backed securities:
Automobile loan related	16	—	16	—
Credit card related	68	—	68	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	57	—	57	—
Interest rate swap contracts	21	—	21	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	190	—	190	—
Interest rate swap contracts	7	—	7	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Beginning balance	$30	$20	$30	$20
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	—	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$30	$20	$30	$20
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 12 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments or adjustments to equity securities using the measurement alternative for the three and six months ended June 30, 2018 and three months ended June 30, 2017. During the six months ended June 30, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results.

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

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$11,294	$11,474	$12,096	$12,535

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. Many of 3M’s fixed-rate bonds were trading at a premium at June 30, 2018 and December 31, 2017 due to lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 14.  Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, including those brought under the antitrust laws, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 15 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as updated by the Company’s Current Report on Form 8-K dated May 8, 2018.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2018, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,260 individual claimants, compared to approximately 2,230 individual claimants with actions pending at December 31, 2017.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in thirteen of the fourteen cases taken to trial, including eleven of the twelve cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and the cases tried in 2016, 2017, and 2018-described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal. In September 2017, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky in 3M’s second respirator trial involving coal mine dust. The jury ultimately determined that the plaintiff’s claims were barred by the statute of limitations. In November 2017, the court denied the plaintiff’s motion for a new trial. The plaintiff did not file an appeal, thereby ending the litigation. In February 2018, 3M received a verdict in its favor from a jury in state court in California. The plaintiff alleged that the 3M 8710 respirator was defective and caused his mesothelioma because it did not protect him from asbestos fibers. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded aggregate compensatory damages of approximately $2 million and punitive damages totaling $63 million. Once a judgment has been entered by the trial court, the Company plans to appeal the judgment. The Company believes liability in this case is not probable and estimable. In June 2018, the Company also settled a number of coal mine dust lawsuits for an amount that was not material to the Company.

The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless the Company’s litigation experience indicates that claims of persons with malignant conditions are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants.

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

As a result of the Company’s review of its respirator mask/asbestos liabilities and as a result of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first six months of 2018 for respirator mask/asbestos liabilities by $56 million. In the first six months of 2018, the Company made payments for legal fees and settlements of $33 million related to the respirator mask/asbestos litigation. As of June 30, 2018, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $631 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2018, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2018, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2018, the Company, through its Aearo subsidiary, had accruals of $29 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against the Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and similar state laws, the Company may be jointly and severally liable, typically with other companies, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations. The Company has identified numerous locations, most of which are in the United States, at which it may have some liability. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual.

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanyl compounds such as perfluorooctanoate (“PFOA”), perfluorooctane sulfonate (“PFOS”), or other per- and polyfluoroalkyl substances (collectively “PFAS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures perfluorooctanyl compounds. The company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to control or eliminate the presence of certain PFAS in purchased materials or as byproducts in some of 3M’s fluorochemical manufacturing processes, products, and waste streams.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both PFOA and PFOS has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 ppt. Lifetime health advisories, while not enforceable, serve as guidance and are benchmarks for determining if concentrations of chemicals in tap water from public utilities are safe for public consumption. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFAS, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through January 2017, the EPA reported results for 4,920 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS (unchanged from the July 2016 EPA summary). A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

The Company is continuing to make progress in its work, under the supervision of state regulators, to address its historic disposal of PFAS-containing waste associated with manufacturing operations at the Decatur, Alabama, Cottage Grove, Minnesota, and Cordova, Illinois plants. As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to address the presence of PFAS in the soil at the Company’s manufacturing facility in Decatur, Alabama. Pursuant to a permit issued by ADEM, for approximately twenty years, the Company incorporated its wastewater treatment plant sludge containing PFAS in fields at its Decatur facility. After a review of the available options to address the presence of PFAS in the soil, ADEM agreed that the preferred remediation option is to use a multilayer cap over the former sludge incorporation areas on the manufacturing site with subsequent groundwater migration controls and treatment. Implementation of that plan continues and is expected to be completed in 2018.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at

Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation will continue at the Cottage Grove site during 2018.

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

EPA announced a four-step action plan in May 2018 regarding PFAS, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA.

The U.S. Agency for Toxic Substances and Disease Registry (ATSDR) within the Department of Health and Human Services released a draft Toxicological Profile for PFAS for public review and comment in June 2018. In the draft report, ATSDR proposed draft Minimal Risk Levels (MRLs) for PFOS, PFOA and several other PFAS. An MRL is an estimate of the daily human exposure to a hazardous substance that is likely to be without appreciable risk of adverse non-cancer health effects over a specified duration of exposure.” MRLs are not regulatory values. ATSDR recently extended the period for comment to 60 days or August 20, 2018.

In several states, the state legislature or the state environmental agency have been considering actions that would evaluate cleanup standards, groundwater values or drinking water values for PFOS, PFOA and other PFAS. States considering such actions include Michigan, New York, New Jersey, New Hampshire, Wisconsin, and Pennsylvania.

The Company cannot predict what additional regulatory actions arising from the foregoing proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

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

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief.

In August 2016, a group of over 200 plaintiffs filed a class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama. Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case.

In September 2016, the Water Works and Sewer Board of the City of Gadsden, Alabama filed a lawsuit in the Circuit Court of Etowah County Alabama against 3M and various carpet manufacturers. The complaint alleges that PFAS from the defendants’ facilities contaminated the Coosa River as its raw water source for drinking water and seeks unstated damages for the installation and operation of a filtration system, expenses to monitor PFAS levels, and lost profits and sales.

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

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed a lawsuit in the Circuit Court of Cherokee County Alabama against 3M, DuPont, and various carpet and textile manufacturers. The complaint alleges that PFAS from the defendants’ facilities contaminated the town’s raw water source for drinking water and seeks unstated damages for the installation and operation of a filtration system, expenses to monitor PFAS levels, lost profits and sales, and injunctive relief.

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

In January 2018, certain property owners in Trinity, Alabama filed a lawsuit against 3M, Dyneon, and three unnamed defendants in the U.S. District Court for the Northern District of Alabama. The plaintiffs assert claims for negligence, strict liability, trespass, nuisance, wanton and reckless conduct, and citizen suit claims for violation of the Resource Conservation and Recovery Act. They allege these claims arise from the defendants’ contamination of their property by disposal of PFAS in a landfill located on their property. The plaintiffs seek compensatory and punitive damages and a court order directing the defendants to remediate all PFAS contamination on their property.

Litigation Related to Historical PFAS Manufacturing Operations in Minnesota

In July 2016, the City of Lake Elmo filed a lawsuit in the U.S. District Court for the District of Minnesota against 3M alleging that the City suffered damages from drinking water supplies contaminated with PFAS, including costs to construct alternative sources of drinking water. Trial is scheduled to begin in September 2019.

State Attorneys General Litigation related to PFAS

In December 2010, the State of Minnesota, by its Attorney General, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments (the “NRD Lawsuit”). The State also sought declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFAS into the environment, and that 3M is responsible for compensation for future loss or destruction of fish, aquatic life, and other damages under the MWPCA. In September 2017, the State’s damages expert submitted a report that contended the State incurred $5 billion in damages. In November 2017, the State of Minnesota filed a motion for leave to amend its complaint to seek punitive damages from 3M, and 3M filed a motion for summary judgment contending, among other things, that the State’s claims were barred by the applicable statute of limitations. In December 2017, the court urged the parties to attempt to resolve the litigation before trial, and in January 2018, the court appointed a mediator to facilitate that process. In February 2018, 3M and the State of Minnesota reached a resolution of the NRD Lawsuit. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. The projects will also result in habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

In June 2018, the State of New York, by its Attorney General, filed a lawsuit in Albany Country Supreme Court against 3M, Tyco Fire Products LP, Chemguard, Inc., Buckeye Fire Equipment Co., National Foam, Inc., and Kidde-Fenwal, Inc., seeking to recover (1) the costs incurred in responding to the contamination caused by Aqueous Film Forming Foam (AFFF) manufactured by 3M and others; (2) damages for injury to, destruction of, and loss of the State’s natural resources and related recreational series; and (3) property damage.

In July 2018, the governor of Michigan requested that the Michigan Attorney General file a lawsuit against 3M and others related to PFAS in a public letter. The Michigan Attorney General has not yet determined whether he will do so.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2000. As of June 30, 2018, 70 putative class action and other lawsuits have been filed against 3M and other defendants in various state and federal courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, and Washington where current or former airports or military bases are or were located. In these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, funds for medical monitoring. Several companies have been sued along with 3M, including Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, National Foam, Inc., and United Technologies Corp.

Other PFAS-related Environmental Litigation

3M manufactured and marketed certain products containing PFAS for use by customers in their manufacturing process. As of June 30, 2018, the following four cases have been filed against 3M, another manufacturer, and their customers in connection with the use and disposal of these products.

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

In December 2017, eight plaintiffs filed a class action against 3M, Wolverine World Wide and Waste Management, Inc., alleging negligence, trespass, intentional and negligent infliction of emotional distress, battery, products liability, public and private nuisance, fraudulent concealment, and unjust enrichment. Each count was filed against each defendant. The action arises from Wolverine’s allegedly improper disposal of materials and wastes related to their shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product have contaminated the environment after being disposed of near drinking water sources.

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

Environmental Liabilities and Insurance Receivables

As of June 30, 2018, the Company had recorded liabilities of $30 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of June 30, 2018, the Company had recorded liabilities of $59 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA (including the best estimate of the probable liability under the settlement of the NRD Lawsuit for interim treatment of municipal and private wells), the remedial action agreement with ADEM, and to address trace amounts of perfluorinated compounds in drinking water sources in the City of Oakdale, Minnesota, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years.

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

Other Matters

Department of Labor Investigation

The U.S. Department of Labor (DOL) notified 3M in April 2015 that it had commenced an investigation of 3M’s pension plan pursuant to the federal Employee Retirement Income Security Act of 1974, as amended (ERISA). The DOL has stated its investigation relates to certain private equity investments, plan expenses, securities lending, and distributions of plan benefits. In response to certain DOL requests, 3M produced documents and made employees available for interviews. In December 2016, the DOL issued certain subpoenas to 3M and 3M Investment Management Corp. relating to this investigation. 3M has produced additional responsive documents and is cooperating with the DOL in its investigation. In June 2018, the DOL issued a letter indicating that it did not intend to take further action.

Product Liability Litigation

As of June 30, 2018, the Company is a named defendant in lawsuits involving approximately 4,626 plaintiffs (compared to approximately 4,270 plaintiffs at December 31, 2017), most of which are pending in federal court in Minnesota, in which the plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system (the Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings). The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In 2017, the U.S. District Court and the Minnesota state courts denied the plaintiffs’ motions to amend their complaints to add claims for punitive damages. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. In January 2018, the state court, in hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota. Plaintiffs have appealed that ruling and the state court’s punitive damages ruling. In April 2018, the federal court partially granted 3M’s motion for summary judgment in the first bellwether case, leaving for trial a claim for strict liability based upon design defect. The court dismissed the plaintiff’s claims for negligence, failure to warn, and common law and statutory fraud. In the trial of the first bellwether case in May 2018, the jury returned a unanimous verdict in 3M’s favor finding that the Bair Hugger™ patient warming system was not defective and was not the cause of the plaintiff’s injury.

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

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. In May 2018, 3M reached a preliminary settlement for an amount that did not have a material impact to the Company of the lawsuit pending in the U.S. District Court for the District of Minnesota that sought certification of a class of dentists in the United States and its territories. The settlement is subject to the court’s approval and certification of the settlement class, with a right of class members to opt-out of the settlement and bring individual claims against the Company.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

NOTE 15.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining shares available for grant under the LTIP Program are 26.1 million as of June 30, 2018.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2018 and 2017.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Cost of sales	$9	$9	$32	$32
Selling, general and administrative expenses	33	43	142	141
Research, development and related expenses	7	7	34	33
Stock-based compensation expenses	$49	$59	$208	$206
Income tax benefits	$(19)	$(74)	$(117)	$(222)
Stock-based compensation expenses (benefits), net of tax	$30	$(15)	$91	$(16)

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	34,965	$125.73
Granted:
Annual	3,174	233.62
Exercised	(2,378)	89.67
Forfeited	(73)	186.24
June 30	35,688	$137.60	71	$2,226
Options exercisable
June 30	27,222	$120.84	60	$2,066

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2018, there was $102 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $345 million and $465 million during June 30, 2018 and 2017, respectively. Cash received from options exercised was $212 million and $416 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $73 million and $158 million for the six months ended June 30, 2018 and 2017, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,994	$162.60
Granted
Annual	467	233.61
Other	3	209.26
Vested	(632)	164.37
Forfeited	(22)	177.93
As of June 30	1,810	$180.22

As of June 30, 2018, there was $110 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The intrinsic value of restricted stock units and restricted stock that vested during the six months ended June 30, 2018 and 2017 was $154 million and $134 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $29 million and $44 million for the six months ended June 30, 2018 and 2017, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2018 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earning per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the

Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The 2018 performance share grant accrues dividends, therefore the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the six months ended June 30, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	686	$171.90
Granted	156	231.34
Distributed	(206)	159.82
Performance change	2	249.07
Forfeited	(11)	194.69
As of June 30	627	$190.52

As of June 30, 2018, there was $43 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 11 months. The total fair values of performance shares that were distributed were $48 million and $55 million for the six months ended June 30, 2018 and 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $11 million and $15 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 16.  Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in five business segments: Industrial; Safety and Graphics; Health Care; Electronics and Energy; and Consumer. 3M’s five business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to interest income and interest expense, which are not allocated to business segments, along with non-service cost components of pension and postretirement net periodic benefit costs.

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

In addition, as discussed in Note 1, 3M adopted ASU N0. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. As a result, operating income for 3M’s business segments has been revised to reflect non-service cost components of pension and postretirement net periodic benefit costs within other expense (income), net.

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Net Sales
Industrial	$3,148	$2,946	$6,292	$5,882
Safety and Graphics	1,815	1,569	3,598	3,119
Health Care	1,520	1,449	3,056	2,884
Electronics and Energy	1,337	1,290	2,687	2,581
Consumer	1,223	1,169	2,350	2,242
Corporate and Unallocated	12	2	12	3
Elimination of Dual Credit	(665)	(615)	(1,327)	(1,216)
Total Company	$8,390	$7,810	$16,668	$15,495

Operating Income
Industrial	$724	$568	$1,443	$1,238
Safety and Graphics	480	851	963	1,250
Health Care	435	408	895	837
Electronics and Energy	865	325	1,202	581
Consumer	261	198	479	421
Corporate and Unallocated	(206)	(51)	(1,252)	(144)
Elimination of Dual Credit	(158)	(146)	(322)	(288)
Total Company	$2,401	$2,153	$3,408	$3,895

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of substantially all of the Communication Markets Division following its divestiture in June 2018. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Shareholders and Board of Directors of 3M Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of June 30, 2018 and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income and comprehensive income, of changes in equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2018, except for the change in the manner in which the Company presents and classifies certain pension and postretirement net periodic benefit costs in the statement of income discussed in Notes 1 and 5 and in the composition of reportable segments discussed in Notes 3 and 17, as to which the date is May 8, 2018, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

July 26, 2018

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

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three and six months ended June 30, 2018 compared to 2017.

	Three months ended	Six months ended
(Earnings per diluted share)	June 30, 2018	June 30, 2018
Same period last year	$2.58	$4.74
Increase/(decrease) in earnings per share - diluted, due to:
2017 divestiture of identity management business	(0.54)	(0.54)
Organic growth/productivity and other	0.47	0.64
Foreign exchange impacts	0.01	0.06
Legal-related charges	(0.07)	(0.07)
Other expense	(0.06)	(0.12)
Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment	0.16	0.34
Shares of common stock outstanding	0.04	0.03
2018 divestiture of Communication Markets Division, net of related restructuring actions	0.48	0.48
Current period, excluding MN Natural Resource Damages (NRD) resolution and TCJA measurement period adjustment	$3.07	$5.56
TCJA measurement period adjustment	—	(0.36)
MN NRD resolution	—	(1.16)
Current period	$3.07	$4.04

For the second quarter of 2018, net income attributable to 3M was $1.857 billion, or $3.07 per diluted share compared to $1.583 billion or $2.58 per diluted share in the same period last year, an increase of 19 percent on a per diluted share basis. For the first six months of 2018, net income attributable to 3M was $2.459 billion, or $4.04 per diluted share compared to $2.906 billion or $4.74 per diluted share in the same period last year, a decrease of 15 percent on a per diluted share basis. Excluding the first quarter 2018 pre-tax impact of $897 million related to the resolution of the Minnesota natural resource damages (NRD) matter and the $217 million measurement period adjustment relative to the accounting for the 2017 enactment of the Tax Cuts and Jobs Act (TCJA), net income was $3.386 billion, or $5.56 per diluted share, an increase of 17 percent on a per diluted share basis compared to the first six months of 2017. The Company refers to various measures excluding the Minnesota NRD resolution and TCJA measurement period adjustment. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the section that follows.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

2017 divestiture of identity management business:

•

In May 2017, 3M completed the related sale or transfer of control, as applicable of its identity management business and reflected a pre-tax gain of $457 million, which was reported within the Company’s Safety and Graphics business. The earnings per share impact reflects the specific income tax rate used for this divestiture.

Organic growth/productivity and other:

•

Second quarter and first six months year-on-year benefits include higher organic local-currency sales, selling price increases, and business transformation, which is having a positive impact on 3M’s productivity efforts. Higher raw material costs partially offset these year-on-year benefits.

•

Lower year-on-year restructuring (other than activity related to the Communication Markets Division divestiture) and portfolio and footprint actions increased pre-tax earnings by approximately $136 million and $226 million in the second quarter and first six months of 2018, respectively. These charges included $24 million related to exit activities and $80 million in asset charges, accelerated depreciation and other costs taken in the first quarter of 2017 in addition to $99 million in restructuring actions and $51 million in asset charges, accelerated depreciation and other costs taken in the second quarter of 2017.

•

In aggregate, acquisitions, year-on-year divestitures gains (other than the sale of the Communication Markets Division and identity management business) in addition to lost operating income from divested businesses had a neutral impact on earnings per diluted share year-on-year for the second quarter of 2018 and increased earnings per diluted share by 1 cent for the first six months of 2018.

o

Acquisition impacts, which are measured for the first twelve months post-transaction, increased earnings per diluted share by 2 cents and 4 cents for the second quarter and first six months of 2018, respectively, and related primarily to the acquisition of Scott Safety (fourth quarter 2017).

o

The lower year-on-year pre-tax gain on other divestitures (other than the sale of the Communication Markets Division and identity management business), including lost operating income from divested businesses, decreased earnings per diluted share by 2 cents and 3 cents year-on-year for the second quarter and first six months of 2018, respectively. Additional discussion on divestitures is provided in Note 3.

Foreign exchange impacts:

•

Foreign currency impacts (net of hedging) increased pre-tax earnings by approximately $5 million and $50 million, or the equivalent of 1 cent and 6 cents per diluted share, for the second quarter and first six months of 2018, respectively, excluding the impact of foreign currency changes on tax rates.

Legal-related charges

•

In the second quarter of 2018, 3M reached agreements in principle on a number of respiratory mask/asbestos claims and an oral care product liability matter, the implications of which resulted in an increase in certain legal accruals. Refer to Note 14 for further details.

Other expense:

•

Second quarter and first six month’s interest expense (net of interest income) increased $30 million and $54 million year-on-year, respectively, as a result of higher U.S. average debt balances and higher borrowing costs.

•

On a combined basis, higher defined benefit pension and postretirement service cost expense and defined contribution expense, in addition to lower income related to non-service cost components of pension and postretirement expense, increased expense year-on-year.

Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment:

•

The effective tax rate for the second quarter of 2018 was 20.8 percent, a decrease of 5.2 percentage points versus 2017. The effective tax rate for the first six months of 2018 was 25.6 percent, an increase of 0.6 percentage points versus 2017.

•

The effect of income taxes on items that had specific tax rates are reflected within their respective diluted earnings per share impacts in the table above for both the three and six months ended June 30, 2018. Additionally, as discussed in the section below, excluding the Minnesota NRD Resolution and measurement period adjustment related to TCJA, the effective income tax rate was 19.4 percent in first six months of 2018, a decrease of 5.6 percentage points versus 2017.

•

Factors that decreased the effective tax rate for the second quarter of 2018 primarily related to the favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), in addition to impacts associated with composition of geographic mix of income before taxes. This decrease was partially offset by the unfavorable changes related to lower excess tax benefits related to employee share-based payments and impacts of TCJA, such as the global intangible low-taxed income (GILTI) provision and the elimination of the domestic manufacturing deduction Refer to Note 8 for additional details.

Shares of common stock outstanding:

•

Lower shares outstanding increased earnings per share by 4 cents and 3 cents per diluted share for the second quarter and first six months of 2018, respectively. Weighted-average diluted shares outstanding in the second quarter and first six months of 2018 declined 1.4 percent and 0.6 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $1.6 billion and $2.5 billion of its own stock in the second quarter and first six months of 2018, respectively.

2018 divestiture of Communication Markets Division, net of related restructuring actions and exit activities:

•

In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Electronics and Energy business.  During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions affected approximately 900 positions worldwide and resulted in a second quarter 2018 pre-tax charge of $105 million. The aggregate net impact of the gain on sale and related restructuring actions increased earnings per share by 48 cents per diluted share for both the second quarter and first six months of 2018 and reflects the specific income tax rate associated with these items.

Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures):

As further discussed in Note 14, in February 2018, 3M reached an agreement with the State of Minnesota that resolved the previously disclosed Natural Resource Damages (NRD) lawsuit filed by the State against the Company related to certain PFAS present in the environment. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. The projects will also result in habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

As further described in Note 8, during the first quarter of 2018, 3M recorded a tax expense of $217 million related to a measurement period adjustment to the provisional amounts recorded in December 2017, from the enactment of the Tax Cuts and Jobs Act (TCJA). 3M’s provisional accounting continues to be subject to adjustment during the measurement period of up to one year following the December 2017 enactment of TCJA.

In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the impacts of the NRD resolution and measurement period adjustment to the impact of enactment of the TCJA. These items represent significant charges that impacted the Company’s financial results. Operating income, income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for these items is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of these items may not be comparable to similarly titled measures used by other companies.

	Six months ended June 30,
	2017	2018
Adjusted income, operating income margin, earnings per share, & effective tax rate (non-GAAP measures) (Dollars in millions, except per share amounts)	Reported GAAP Measure	Reported GAAP Measure	Adjustment for Measurement Period Accounting of TCJA	Adjustment for MN NRD Resolution	Adjusted Non-GAAP Measure

Net sales	$15,495	$16,668	$—	$—	$16,668
Operating income	$3,895	$3,408	$—	$897	$4,305
Operating income margin	25.1%	20.4%			25.8%
Income before taxes	$3,879	$3,315	$—	$897	$4,212
Provision for income taxes	$968	$847	$(217)	$187	$817
Effective tax rate	25.0%	25.6%			19.4%

Net income attributable to 3M	$2,906	$2,459	$217	$710	$3,386
Earnings per diluted share	$4.74	$4.04	$0.36	$1.16	$5.56
Earnings per diluted share percent change		(14.8)%			17.3%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three and six months ended June 30, 2018 and 2017. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2018 versus 2017 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2018		2017		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$3,148	$724	$2,946	$568	6.8%	27.4%
Safety and Graphics	1,815	480	1,569	851	15.8	(43.6)
Health Care	1,520	435	1,449	408	4.9	6.7
Electronics and Energy	1,337	865	1,290	325	3.6	166.8
Consumer	1,223	261	1,169	198	4.6	32.3
Corporate and Unallocated	12	(206)	2	(51)	—	—
Elimination of Dual Credit	(665)	(158)	(615)	(146)	—	—
Total Company	$8,390	$2,401	$7,810	$2,153	7.4%	11.5%

	Six months ended June 30,
	2018		2017		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$6,292	$1,443	$5,882	$1,238	7.0%	16.5%
Safety and Graphics	3,598	963	3,119	1,250	15.4%	(23.0)%
Health Care	3,056	895	2,884	837	6.0%	6.8%
Electronics and Energy	2,687	1,202	2,581	581	4.1%	107.0%
Consumer	2,350	479	2,242	421	4.8%	13.8%
Corporate and Unallocated	12	(1,252)	3	(144)	—	—
Elimination of Dual Credit	(1,327)	(322)	(1,216)	(288)	—	—
Total Company	$16,668	$3,408	$15,495	$3,895	7.6%	(12.5)%

	Three months ended June 30, 2018
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Industrial	5.7%	—%	(0.1)%	1.2%	6.8%
Safety and Graphics	8.5	10.5	(4.2)	1.0	15.8
Health Care	3.8	0.1	—	1.0	4.9
Electronics and Energy	5.2	—	(2.7)	1.1	3.6
Consumer	4.3	—	—	0.3	4.6
Total Company	5.6%	2.1%	(1.3)%	1.0%	7.4%

	Six months ended June 30, 2018
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Industrial	4.0%	—%	(0.1)%	3.1%	7.0%
Safety and Graphics	7.7	10.2	(5.4)	2.9	15.4
Health Care	3.3	0.1	—	2.6	6.0
Electronics and Energy	3.4	—	(1.4)	2.1	4.1
Consumer	3.3	—	—	1.5	4.8
Total Company	4.3%	2.0%	(1.3)%	2.6%	7.6%

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2018 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended June 30, 2018
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,348	$2,504	$1,758	$781	$(1)	$8,390
% of worldwide sales	39.9%	29.8%	21.0%	9.3%	—	100.0%
Components of net sales change:
Volume — organic	4.6%	5.1%	4.0%	3.9%	—	4.5%
Price	1.0	0.4	1.8	2.1	—	1.1
Organic local-currency sales	5.6	5.5	5.8	6.0	—	5.6
Acquisitions	2.8	0.8	3.1	0.9	—	2.1
Divestitures	(1.3)	(0.6)	(2.0)	(1.5)	—	(1.3)
Translation	—	2.2	2.6	(2.3)	—	1.0
Total sales change	7.1%	7.9%	9.5%	3.1%	—	7.4%

Total sales change:
Industrial	6.2%	7.6%	9.5%	1.4%	—	6.8%
Safety and Graphics	16.8%	13.1%	21.9%	5.6%	—	15.8%
Health Care	0.8%	11.6%	7.7%	5.6%	—	4.9%
Electronics and Energy	4.7%	5.1%	(3.6)%	(5.7)%	—	3.6%
Consumer	7.0%	2.3%	0.1%	0.2%	—	4.6%

Organic local-currency sales change:
Industrial	6.1%	4.5%	7.2%	5.2%	—	5.7%
Safety and Graphics	8.2%	8.1%	10.2%	6.3%	—	8.5%
Health Care	0.7%	9.1%	4.7%	7.7%	—	3.8%
Electronics and Energy	9.2%	4.4%	5.4%	1.8%	—	5.2%
Consumer	7.0%	0.6%	(2.5)%	4.4%	—	4.3%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, China/Hong Kong total sales increased 17 percent and organic local-currency sales increased 12 percent. In Japan, total sales were flat, as organic local-currency sales decreases of 2 percent were offset by foreign currency translation impacts. Excluding electronics, Japan had a total sales increase of 6 percent, while organic local-currency sales increased 4 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa had total sales increase by 4 percent, with organic local-currency sales increases of 7 percent. West Europe total sales grew 11 percent, driven by organic local-currency sales increases of 6 percent and foreign currency translation impacts.

•

In the Latin America/Canada geographic area, total sales increased 2 percent in Mexico, as organic local-currency sales increased 5 percent. In Canada, total sales increased 12 percent, driven by organic local-currency sales growth of 8 percent. In Brazil, total sales decreased 8 percent, as organic local-currency sales growth of 4 percent was more than offset by foreign currency translation impacts.

	Six months ended June 30, 2018
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$6,392	$5,180	$3,550	$1,548	$(2)	$16,668
% of worldwide sales	38.3%	31.1%	21.3%	9.3%	—	100.0%
Components of net sales change:
Volume — organic	3.1%	4.9%	1.4%	3.3%	—	3.4%
Price	0.9	0.2	1.6	1.5	—	0.9
Organic local-currency sales	4.0	5.1	3.0	4.8	—	4.3
Acquisitions	2.7	0.7	3.1	1.0	—	2.0
Divestitures	(1.4)	(0.6)	(2.0)	(1.4)	—	(1.3)
Translation	—	3.7	7.5	(0.7)	—	2.6
Total sales change	5.3%	8.9%	11.6%	3.7%	—	7.6%

Total sales change:
Industrial	3.9%	9.1%	11.2%	2.4%	—	7.0%
Safety and Graphics	14.7%	14.3%	23.1%	5.3%	—	15.4%
Health Care	1.3%	13.3%	9.7%	6.1%	—	6.0%
Electronics and Energy	1.9%	6.1%	(1.1)%	(2.6)%	—	4.1%
Consumer	5.6%	3.7%	5.5%	1.9%	—	4.8%

Organic local-currency sales change:
Industrial	3.9%	4.5%	3.5%	4.3%	—	4.0%
Safety and Graphics	7.5%	8.6%	8.2%	5.1%	—	7.7%
Health Care	1.2%	8.8%	2.2%	6.4%	—	3.3%
Electronics and Energy	4.1%	4.1%	(1.2)%	0.8%	—	3.4%
Consumer	5.6%	(0.1)%	(1.6)%	3.5%	—	3.3%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, China/Hong Kong total sales increased 18 percent and organic local-currency sales increased 11 percent. In Japan, total sales increased 2 percent, which was driven by foreign currency translation impacts, as organic local-currency sales decreased 1 percent. Excluding electronics, Japan had a total sales increase of 7 percent, while organic local-currency sales increased 4 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa had both total and organic local-currency sales increases of 6 percent. West Europe total sales grew 13 percent, driven by foreign currency translation impacts, while organic local-currency sales increased 2 percent.

•

In the Latin America/Canada geographic area, total sales increased 3 percent in Mexico, as organic local-currency sales increased 4 percent. In Canada, total sales increased 11 percent, driven by organic local-currency sales growth of 7 percent in addition to foreign currency translation impacts. In Brazil, total sales decreased 4 percent, as organic local-currency sales growth of 4 percent was more than offset by foreign currency translation impacts.

Managing currency risks:

The weaker U.S. dollar had a positive impact on sales and earnings in the first six months of 2018 compared to the same periods last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $2.042 billion of operating cash flows in the first six months of 2018, a decrease of $588 million when compared to the first six months of 2017, with this decrease primarily due to the Minnesota NRD resolution. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2018, the Company purchased $2.5 billion of its own stock, compared to $1.2 billion of stock purchases in the first six months of 2017. As of June 30, 2018, approximately $2.6 billion remained available under the February 2016 authorization. The Company expects to purchase $4.0 billion to $5.0 billion of its own stock in 2018. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This marked the 60th consecutive year of dividend increases for 3M. In May 2018, 3M’s Board of Directors declared a second quarter 2018 dividend of $1.36 per share.

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

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2018	2017	Change	2018	2017	Change
Cost of sales	50.3%	51.5%	(1.2)%	50.9%	51.0%	(0.1)%
Selling, general and administrative expenses	21.5	20.7	0.8	26.2	20.9	5.3
Research, development and related expenses	5.6	6.1	(0.5)	5.7	6.2	(0.5)
Gain on sale of businesses	(6.0)	(5.9)	(0.1)	(3.2)	(3.2)	—
Operating income margin	28.6%	27.6%	1.0%	20.4%	25.1%	(4.7)%

3M expects global defined benefit pension and postretirement service cost expense in 2018 to increase by approximately $29 million pre-tax when compared to 2017,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense and defined contribution expense for the second quarter and first six months of 2018 was approximately $11 million and $25 million, respectively.

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

Cost of sales, measured as a percent of sales, decreased in the second quarter and first six months of 2018 due to foreign currency effects (net of hedge losses), 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018, and selling price increases. Selling prices increased net sales year-on-year by 1.1 percent and 0.9 percent in second quarter and first six months of 2018, respectively. These were partially offset by raw material cost increases and higher defined benefit pension and postretirement service cost expense and defined contribution expense. Additionally in the second quarter of 2018, cost of sales were increased by Communication Markets Division related restructuring charges as discussed in Note 5.

Selling, General and Administrative Expenses:

SG&A in dollars increased 11.1 percent and 35.2 percent in the second quarter and first six months of 2018, respectively, when compared to the same period last year. The increase in the second quarter of 2018 is primarily associated with the Communication Markets Division-related restructuring charges discussed in Note 5, with the first six months of 2018 additionally impacted by the charge related to the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14). These increases were partially offset by 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018.

Research, Development and Related Expenses:

R&D in dollars decreased $10 million in the second quarter of 2018 and were flat in the first six months of 2018, when compared to the same period last year. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

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

In the second quarter of 2018, 3M completed the sale of substantially all of its Communication Markets Division to Corning Incorporated. This business consists of optical fiber and copper passive connectivity solutions for the telecommunications industry including 3M’s xDSL, FTTx, and structured cabling solutions and, in certain countries, telecommunications system integration services. This divestiture resulted in a gain on sale of $494 million, which was reported within the Company’s Electronics and Energy business. 3M also divested an abrasives glass products business, formerly part of the Company’s Industrial business, which resulted in a gain on sale of less than $15 million. Refer to Note 3 for additional detail on these divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three and six months ended June 30, 2018 versus 2017.

	Three months ended	Six months ended
(Percent of net sales)	June 30, 2018	June 30, 2018
Same period last year	27.6%	25.1%
Increase/(decrease) in operating income margin, due to:
2017 divestiture of identity management business	(5.9)	(3.0)
Organic volume/productivity and other	2.9	1.5
Selling price and raw material impact	0.3	0.3
Foreign exchange impacts	(0.2)	(0.3)
Legal-related charges	(0.7)	(0.3)
2018 divestiture of Communication Markets Division, net of related restructuring actions	4.6	2.5
Current period, excluding MN Natural Resource Damages (NRD) resolution	28.6%	25.8%
MN NRD resolution	—	(5.4)
Current period	28.6%	20.4%

Operating income margins increased 1.0 percentage point in the second quarter of 2018 when compared to the second quarter of 2017, and declined 4.7 percentage points in the first six months of 2018 when compared to the first six months of 2017.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

2017 divestiture of identity management business:

•	Operating income margins decreased year-on-year due to the gain on the May 2017 divestiture of the Company’s former identity management business.

Organic volume/productivity and other:

•

Operating income margins increased year-on-year due to benefits from organic local-currency growth and productivity, in addition to lower year-on-year portfolio and supply chain footprint optimization charges.

•	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense and defined contribution expense.
•

Acquisition impacts (primarily related to Scott Safety) were offset by other divestiture impacts (which is comprised of lower year-on-year divestiture gains other than the identity management business and Communication Markets Division and lost operating income from divested businesses).

Selling price and raw material impact:

•	Higher selling prices, partially offset by raw material cost increases, benefited operating income margins year-on-year.

Foreign exchange impacts:

•	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

Legal-related charges:

•

In the second quarter of 2018, 3M reached agreements in principle on a number of respiratory mask/asbestos claims and an oral care product liability matter, the implications of which resulted in an increase in certain legal accruals. Refer to Note 14 for further details.

2018 divestiture of Communication Markets Division, net of related restructuring actions:

•

In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Electronics and Energy business.  During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions resulted in a second quarter 2018 pre-tax charge of $105 million.

MN NRD Resolution:

•

Operating income margins for the six months of 2018 decreased 4.7 percentage points year-on-year. Excluding the first quarter 2018 impact of the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14), operating margins increased 0.7 percentage points for the first six months of 2018.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense increased in the second quarter and first six months of 2018 compared to the same periods in 2017 due to higher U.S. average debt balances and higher borrowing costs. Interest income increased year-on-year for the second quarter and first six months of 2018 due to higher average interest rates and investment balances.

Effective January 1, 2018, in conjunction with 3M’s adoption of ASU No. 2017-07, all pension and postretirement net periodic benefit cost components (except the service cost component) are reported within other expense (income), net. For additional details, refer to Note 1 (Significant Accounting Policies). Year-on-year pension and postretirement net periodic benefit non-service costs increased $10 million and $23 million for the second quarter and first six months of 2018, respectively. The year-on-year increase in the second quarter and first six months of 2018 was primarily due to an increase in the net actuarial amortization expense.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2018	2017	2018	2017
Effective tax rate	20.8%	26.0%	25.6%	25.0%

The effective tax rate for the second quarter of 2018 was 20.8 percent, compared to 26.0 percent in 2017, a decrease of 5.2 percentage points. The effective tax rate for the first six months of 2018 was 25.6 percent, compared to 25.0 percent in 2017, an increase of 0.6 percentage points. The changes in the tax rates between years were impacted by many factors, including the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 and measurement period adjustments to the Company’s provisional accounting thereof as further described in the Overview, “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)”  section and in Note 8. 3M’s provisional accounting is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

Considering the impacts of the TCJA (including the Company’s measurement period adjustments through the second quarter of 2018 to the Company’s provisional accounting for the TCJA’s enactment) and other factors, 3M currently estimates its effective tax rate for 2018 will be approximately 23 to 25 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, measurement period adjustment effects on the provisional items such as the remaining analyses regarding the impact of the TCJA and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2018	2017	2018	2017
Net income attributable to noncontrolling interest	$5	$2	$9	$5

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased pre-tax income by approximately $5 million for the three months ended June 30, 2018, and increased pre-tax income by approximately $50 million for the six months ended June 30, 2018. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $27 million and $91 million for the three and six months ended June 30, 2018. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

In addition, as discussed in Note 1, 3M adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective January 1, 2018 on a retrospective basis. As a result, operating income for 3M’s business segments has been revised to reflect non-service components of pension and postretirement net periodic benefit costs within other expense (income), net.

Business segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in five business segments. The reportable segments are Industrial; Safety and Graphics; Electronics and Energy; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these five business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of substantially all of the Communication Markets Division following its divestiture in June 2018. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses increased by $155 million and $1.1 billion in the second quarter and first six months of 2018, respectively, when compared to the same period last year. In the second quarter, operating expenses included the restructuring charge of $105 million discussed in Note 5 related to addressing corporate functional costs following the Communication Markets Division divestiture, net of operating income from contractual manufacturing and other arrangements described in the paragraph above. In the first quarter of 2018, the Minnesota NRD resolution ($897 million), inclusive of legal fees and other related obligations, was reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated increased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for the second quarter and first six months of both 2018 and 2017 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K), Item 1, Business, for discussion of 3M products that are included in each business segment.

Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (millions)	$3,148	$2,946	$6,292	$5,882
Sales change analysis:
Organic local-currency	5.7%	4.5%	4.0%	5.4%
Divestitures	(0.1)	(0.6)	(0.1)	(0.6)
Translation	1.2	(0.6)	3.1	(0.7)
Total sales change	6.8%	3.3%	7.0%	4.1%

Operating income (millions)	$724	$568	$1,443	$1,238
Percent change	27.4%	(12.8)%	16.5%	(5.2)%
Percent of sales	23.0%	19.3%	22.9%	21.1%

Second Quarter 2018 results:

Sales in Industrial totaled $3.1 billion, up 6.8 percent in U.S. dollars. Organic local-currency sales increased 5.7 percent, divestitures decreased sales by 0.1 percent, and foreign currency translation increased sales by 1.2 percent.

On an organic local-currency sales basis:

•	Sales growth increased in all businesses, led by separation and purification, advanced materials, and abrasives.
•	Industrial adhesives and tapes, automotive and aerospace, and automotive aftermarket all delivered positive growth.

Acquisitions and divestitures:

•	In January 2016, 3M completed its sale of its pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
•	In May 2018, 3M divested an abrasives glass products business.

Operating income:

•

Operating income margins increased 3.7 percentage points, helped by organic sales growth across all geographic areas and businesses. Second quarter 2017 included a 1.8 percentage point impact from charges related to portfolio and footprint actions.

First Six Months 2018 results:

Sales in Industrial totaled $6.3 billion, up 7.0 percent in U.S. dollars. Organic local-currency sales increased 4.0 percent, divestitures decreased sales by 0.1 percent, and foreign currency translation increased sales by 3.1 percent.

On an organic local-currency sales basis:

•	Sales growth increased in abrasives, separation and purification, automotive and aerospace, advanced materials, and industrial adhesives and tapes.
•	Automotive aftermarket sales were flat, as products and solutions for retail car care was offset by softer demand with auto body shops.

Acquisitions and divestitures:

•	In January 2016, 3M completed its sale of its pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
•	In May 2018, 3M divested an abrasives glass products business.

Operating income:

Operating income margins increased 1.8 percentage points, helped by organic sales growth across most of the portfolio.

Safety and Graphics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (millions)	$1,815	$1,569	$3,598	$3,119
Sales change analysis:
Organic local-currency	8.5%	3.3%	7.7%	4.1%
Acquisitions	10.5	—	10.2	—
Divestitures	(4.2)	(3.3)	(5.4)	(2.1)
Translation	1.0	(0.7)	2.9	(0.6)
Total sales change	15.8%	(0.7)%	15.4%	1.4%

Operating income (millions)	$480	$851	$963	$1,250
Percent change	(43.6)%	103.9%	(23.0)%	62.0%
Percent of sales	26.4%	54.3%	26.8%	40.1%

Second Quarter 2018 results:

Sales in Safety and Graphics totaled $1.8 billion, up 15.8 percent in U.S. dollars. Organic local-currency sales increased 8.5 percent, acquisitions increased sales by 10.5 percent, divestitures reduced sales by 4.2 percent, and foreign currency translation increased sales by 1.0 percent.

On an organic local-currency sales basis:

•	Sales increased in all businesses, led by personal safety, and commercial solutions.
•	Sales also increased in transportation safety, and roofing granules.

Acquisitions and divestitures:

•

Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments and other safety devices.

•

2017 divestitures include the sale of its safety prescription eyewear business (first quarter 2017), the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

•	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•	Operating income margins decreased 27.9 percentage points, primarily related to the year-on-year impact of 2017 divestiture gains.

First Six Months 2018 results:

Sales in Safety and Graphics totaled $3.6 billion, up 15.4 percent in U.S. dollars. Organic local-currency sales increased 7.7 percent, acquisitions increased sales by 10.2 percent, divestitures reduced sales by 5.4 percent, and foreign currency translation increased sales by 2.9 percent.

On an organic local-currency sales basis:

•	Sales increased in all businesses, led by personal safety, and commercial solutions.
•	Sales also increased in transportation safety, and roofing granules.

Acquisitions and divestitures:

•

Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems, gas and flame detection instruments and other safety devices.

•

2017 divestitures include the sale of its safety prescription eyewear business (first quarter 2017), the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

•	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•	Operating income margins decreased 13.3 percentage points, primarily related to the year-on-year impact of 2017 divestiture gains.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (millions)	$1,520	$1,449	$3,056	$2,884
Sales change analysis:
Organic local-currency	3.8%	2.5%	3.3%	2.8%
Acquisitions	0.1	—	0.1	—
Translation	1.0	(0.7)	2.6	(0.7)
Total sales change	4.9%	1.8%	6.0%	2.1%

Operating income (millions)	$435	$408	$895	$837
Percent change	6.7%	(10.0)%	6.8%	(7.2)%
Percent of sales	28.6%	28.1%	29.3%	29.0%

Second Quarter 2018 results:

Sales in Health Care totaled $1.5 billion, up 4.9 percent in U.S. dollars. Organic local-currency sales increased 3.8 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation increased sales by 1.0 percent.

On an organic local-currency sales basis:

•	Sales growth was led by food safety, medical solutions, and health information systems.
•	Oral care sales also increased, with continued positive growth internationally, particularly in developing economies.
•	Sales declined in drug delivery systems.
•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong and Brazil.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•

Operating income margins increased slightly year-on-year. Second quarter 2018 results included the impacts of a legal settlement (refer to Note 14) and the commercial investments for the Company’s new 3MTMClarityTM aligners.

First Six Months 2018 results:

Sales in Health Care totaled $3.1 billion, up 6.0 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation increased sales by 2.6 percent.

On an organic local-currency sales basis:

•	Sales growth was led by food safety, health information systems, and medical solutions.
•	Oral care sales also increased, with continued positive growth internationally, particularly in developing economies.
•	Sales declined in drug delivery systems.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•	Operating income margins increased slightly year-on-year.

Electronics and Energy Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (millions)	$1,337	$1,290	$2,687	$2,581
Sales change analysis:
Organic local-currency	5.2%	9.7%	3.4%	10.7%
Divestitures	(2.7)	(0.4)	(1.4)	(0.3)
Translation	1.1	(0.5)	2.1	(0.4)
Total sales change	3.6%	8.8%	4.1%	10.0%

Operating income (millions)	$865	$325	$1,202	$581
Percent change	166.8%	36.8%	107.0%	26.5%
Percent of sales	64.7%	25.1%	44.7%	22.5%

Second Quarter 2018 results:

Sales in Electronics and Energy totaled $1.3 billion, up 3.6 percent in U.S. dollars. Organic local-currency sales increased 5.2 percent, divestitures reduced sales by 2.7, and foreign currency translation increased sales by 1.1 percent.

Total sales within the electronics-related and energy-related businesses were up 5 percent and 1 percent, respectively. Total sales increased 5 percent in Asia Pacific.

On an organic local-currency sales basis:

•	Sales increased 4 percent in 3M’s electronics-related businesses, driven by increases in electronics materials solutions. Sales in display materials and systems also increased.
•	Sales increased 9 percent in 3M’s energy-related businesses, driven by increases in electrical markets.
•	Sales increased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and recorded a pre-tax gain of approximately $494 million. Refer to Note 3 for additional details.

Operating income:

•	Operating income margins increased 39.6 percentage points, driven by the Communication Markets Division divestiture gain.

First Six Months 2018 results:

Sales in Electronics and Energy totaled $2.7 billion, up 4.1 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, divestitures reduced sales by 1.4, and foreign currency translation increased sales by 2.1 percent.

Total sales within the electronics-related and energy-related businesses were up 5 percent and 2 percent, respectively. Total sales increased 6 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 3 percent in 3M’s electronics-related businesses, driven by increases in electronics materials solutions. This growth was partially offset by a decline in display materials and systems due to softness in consumer electronics.

•	Sales increased 4 percent in 3M’s energy-related businesses, driven by electrical markets.
•	Sales increased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and recorded a pre-tax gain of approximately $494 million. Refer to Note 3 for additional details.

Operating income:

•	Operating income margins increased 22.2 percentage points, driven by the Communication Markets Division divestiture gain.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (millions)	$1,223	$1,169	$2,350	$2,242
Sales change analysis:
Organic local-currency	4.3%	1.4%	3.3%	0.6%
Translation	0.3	(0.2)	1.5	0.1
Total sales change	4.6%	1.2%	4.8%	0.7%

Operating income (millions)	$261	$198	$479	$421
Percent change	32.3%	(29.1)%	13.8%	(18.0)%
Percent of sales	21.4%	16.9%	20.4%	18.8%

Second Quarter 2018 results:

Sales in Consumer totaled $1.2 billion, an increase of 4.6 percent in U.S. dollars. Organic local-currency sales increased 4.3 percent and foreign currency translation increased sales by 0.3 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, stationery and office, and home care.
•	Sales in consumer health care declined.

Operating income:

•

Operating income margins increased 4.5 percentage points year-on-year, benefiting from expenses related to portfolio and footprint actions taken in the second quarter of 2017 that were not repeated in the second quarter of 2018.

First Six Months 2018 results:

Sales in Consumer totaled $2.4 billion, an increase of 4.8 percent in U.S. dollars. Organic local-currency sales increased 3.3 percent and foreign currency translation increased sales by 1.5 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, building on its track record of strong performance over the past several years.
•	Home care and stationery and office supplies delivered positive growth, while consumer health care declined.

Operating income:

•

Operating income margins increased 1.6 percentage points year-on-year, benefiting from expenses related to portfolio and footprint actions taken in the first six months of 2017 that were not repeated in the first six months of 2018.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, positions the Company to be able to add further leverage to its capital structure. Investing in 3M’s businesses to drive organic growth remains the first priority for capital deployment, including research and development, capital expenditures, and commercialization capability. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders, as well as funding U.S. acquisitions and other items as needed. The TCJA creates additional repatriation opportunities for 3M to access international cash positions on a continual and on-going basis and will help support U.S. capital deployments needs. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 9 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At June 30, 2018, there was approximately $1.5 billion in commercial paper issued and outstanding.

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

The Company’s total debt was $570 million higher at June 30, 2018 when compared to December 31, 2017. Increases in debt related to commercial paper of $1.5 billion outstanding at June 30, 2018 as compared to $745 million at December 31, 2017, and the net impact of repayments and borrowings of international subsidiaries along with foreign currency effects. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of June 30, 2018, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in 2017 and prior years is approximately $13.1 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11 of 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at June 30, 2018. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2018, this ratio was approximately 23 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $281 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at June 30, 2018. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At June 30, 2018, 3M had $3.2 billion of cash, cash equivalents and marketable securities, of which approximately $3.046 billion was held by the Company’s foreign subsidiaries and approximately $166 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2017, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.975 billion and $180 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2018, and December 31, 2017.

(Millions)	June 30, 2018	December 31, 2017	Change
Total debt	$14,519	$13,949	$570
Less: Cash, cash equivalents and marketable securities	3,212	4,156	(944)
Net debt (non-GAAP measure)	$11,307	$9,793	$1,514

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

Working capital (non-GAAP measure):

(Millions)	June 30, 2018	December 31, 2017	Change
Current assets	$13,890	$14,277	$(387)
Less: Current liabilities	8,902	7,687	1,215
Working capital (non-GAAP measure)	$4,988	$6,590	$(1,602)

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

Working capital decreased $1.602 billion compared with December 31, 2017. Current asset balance changes decreased working capital by $387 million, driven by decreases in cash and cash equivalents and marketable securities that were partially offset by increases in accounts receivable and inventories (discussed further below). Current liability balance changes decreased working capital by $1.2 billion, primarily due to increases in short-term debt.

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

Accounts receivable turns (non-GAAP measure)
(Millions, except turns)	June 30, 2018	December 31, 2017	Change
Quarterly net sales	$8,390	$7,990	$400
Ending accounts receivable - net	$5,383	$4,911	$472
Accounts receivable turns	6.23	6.51	(0.28)

Inventory turns (non-GAAP measure)
(Millions, except turns)	June 30, 2018	December 31, 2017	Change
Quarterly cost of sales	$4,227	$4,094	$133
Less: Freight and engineering	$185	$174	$11
Manufacturing cost	$4,042	$3,920	$122
Ending inventory	$4,238	$4,034	$204
Inventory turns	3.82	3.89	(0.07)

Accounts receivable increased $472 million from December 31, 2017, primarily due to increased sales. Foreign currency impacts decreased June 30, 2018 accounts receivable by $112 million and acquisitions, net of divestitures, decreased accounts receivable by $22 million. Accounts receivable turns decreased 4 percent versus December 31, 2017.

Inventory increased $204 million from December 31, 2017. Foreign currency impacts decreased June 30, 2018 inventory by $113 million and acquisitions, net of divestitures, decreased inventory by $20 million. Higher second quarter 2018 sales contributed to a 3 percent increase in cost of sales, while inventory increased 5 percent, which combined contributed to a 2 percent decrease in inventory turns.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2018	2017

Net income including noncontrolling interest	$2,468	$2,911
Depreciation and amortization	762	818
Company pension and postretirement contributions	(261)	(279)
Company pension and postretirement expense	204	163
Stock-based compensation expense	208	206
Gain on sale of businesses	(530)	(490)
Income taxes (deferred and accrued income taxes)	233	137
Accounts receivable	(606)	(412)
Inventories	(337)	(347)
Accounts payable	(12)	(60)
Other — net	(87)	(17)
Net cash provided by operating activities	$2,042	$2,630

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2018, cash flows provided by operating activities decreased $588 million compared to the same period last year, with this decrease primarily due to the Minnesota NRD resolution. Additional factors that decreased operating cash flows were increases in inventory and accounts receivable. The combination of accounts receivable, inventories and accounts payable increased working capital by $955 million in the first six months of 2018, compared to the working capital increases of $819 million in the first six months of 2017. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2018	2017

Purchases of property, plant and equipment (PP&E)	$(669)	$(589)
Proceeds from sale of PP&E and other assets	96	13
Acquisitions, net of cash acquired	13	—
Purchases and proceeds from maturities and sale of marketable securities and investments, net	672	136
Proceeds from sale of businesses, net of cash sold	806	862
Other — net	(11)	5
Net cash provided by investing activities	$907	$427

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first six months of 2018 primarily relate to the sale of substantially all of 3M’s Communication Markets Division and the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring within the Safety and Graphics business segment.

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

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2018	2017

Change in short-term debt — net	$774	$(113)
Repayment of debt (maturities greater than 90 days)	(6)	(650)
Proceeds from debt (maturities greater than 90 days)	6	—
Total cash change in debt	$774	$(763)
Purchases of treasury stock	(2,537)	(1,184)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	305	496
Dividends paid to shareholders	(1,612)	(1,403)
Other — net	(26)	(2)
Net cash used in financing activities	$(3,096)	$(2,856)

Total debt was approximately $14.5 billion at June 30, 2018 and $13.9 billion at December 31, 2017. Increases in debt largely related to commercial paper of $1.5 billion outstanding at June 30, 2018 compared to $745 million at December 31, 2017, an increase of  $755 million. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. The Company expects full-year 2018 gross share repurchases will be in the range of $4.0 billion to $5.0 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This is equivalent to an annual dividend of $5.44 per share and marked the 60th consecutive year of dividend increases for 3M. In May 2018, 3M’s Board of Directors declared a second quarter 2018 dividend of $1.36 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the six months ended June 30, 2018 and 2017.

In the first six months of 2018, free cash flow conversion was impacted by the Minnesota NRD resolution, the measurement period adjustment relative to the accounting for the 2017 enactment of the TCJA, and the divestiture of the Communication Markets Division, net of related restructuring actions. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Six months ended
	June 30,
(Millions)	2018	2017
Major GAAP Cash Flow Categories
Net cash provided by operating activities	$2,042	$2,630
Net cash provided by investing activities	907	427
Net cash used in financing activities	(3,096)	(2,856)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$2,042	$2,630
Purchases of property, plant and equipment (PP&E)	(669)	(589)
Free cash flow	$1,373	$2,041
Net income attributable to 3M	$2,459	$2,906
Free cash flow conversion	56%	70%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2018. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2018	714,575	$245.98	714,138	$4,894
February 1-28, 2018	1,420,634	$233.78	1,420,599	$4,562
March 1-31, 2018	1,791,496	$228.82	1,791,496	$4,152
Total January 1-March 31, 2018	3,926,705	$233.74	3,926,233	$4,152
April 1-30, 2018	2,135,968	$213.63	2,135,968	$3,696
May 1-31, 2018	3,283,170	$201.64	3,282,339	$3,034
June 1-30, 2018	2,358,619	$200.31	2,358,619	$2,562
Total April 1-June 30, 2018	7,777,757	$204.53	7,776,926	$2,562
Total January 1-June 30, 2018	11,704,462	$214.33	11,703,159	$2,562

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5.  Other Information. — No matters require disclosure.

Item 6.  Exhibits.

(10.23)	Policy on Reimbursement of Incentive Compensation (effective May 7, 2018) is filed herewith.
(12)	Calculation of ratio of earnings to fixed charges.
(15)	A letter from the Company’s independent registered public accounting firm regarding unaudited interim consolidated financial statements.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 26, 2018

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)