Form 10-Q
period 2018-09-30
3M CO
filed 2018-10-25
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number:  1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

DELAWARE	41-0417775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3M Center, St. Paul, Minnesota	55144
(Address of principal executive offices)	(Zip Code)

(651) 733-1110

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Stock, $0.01 par value per share	582,287,135 shares

      3M COMPANY

   Form 10-Q for the Quarterly Period Ended September 30, 2018

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I.  Financial Information

Item 1.  Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Net sales	$8,152	$8,172	$24,820	$23,667
Operating expenses
Cost of sales	4,159	4,059	12,622	11,961
Selling, general and administrative expenses	1,547	1,637	5,920	4,871
Research, development and related expenses	430	468	1,384	1,422
Gain on sale of businesses	—	—	(530)	(490)
Total operating expenses	6,136	6,164	19,396	17,764
Operating income	2,016	2,008	5,424	5,903

Other expense (income), net	51	11	144	27

Income before income taxes	1,965	1,997	5,280	5,876
Provision for income taxes	419	564	1,266	1,532
Net income including noncontrolling interest	$1,546	$1,433	$4,014	$4,344

Less: Net income attributable to noncontrolling interest	3	4	12	9

Net income attributable to 3M	$1,543	$1,429	$4,002	$4,335

Weighted average 3M common shares outstanding — basic	585.6	597.6	591.1	597.9
Earnings per share attributable to 3M common shareholders — basic	$2.64	$2.39	$6.77	$7.25

Weighted average 3M common shares outstanding — diluted	598.4	612.7	605.1	612.5
Earnings per share attributable to 3M common shareholders — diluted	$2.58	$2.33	$6.61	$7.08

Cash dividends paid per 3M common share	$1.36	$1.175	$4.08	$3.525

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Net income including noncontrolling interest	$1,546	$1,433	$4,014	$4,344
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(112)	44	(441)	269
Defined benefit pension and postretirement plans adjustment	114	80	344	241
Cash flow hedging instruments, unrealized gain (loss)	46	(49)	147	(176)
Total other comprehensive income (loss), net of tax	48	75	50	334
Comprehensive income (loss) including noncontrolling interest	1,594	1,508	4,064	4,678
Comprehensive (income) loss attributable to noncontrolling interest	—	(3)	(4)	(11)
Comprehensive income (loss) attributable to 3M	$1,594	$1,505	$4,060	$4,667

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2018	2017
Assets
Current assets
Cash and cash equivalents	$3,185	$3,053
Marketable securities — current	338	1,076
Accounts receivable — net	5,329	4,911
Inventories
Finished goods	2,125	1,915
Work in process	1,350	1,218
Raw materials and supplies	962	901
Total inventories	4,437	4,034
Prepaids	745	937
Other current assets	385	266
Total current assets	14,419	14,277
Property, plant and equipment	24,765	24,914
Less: Accumulated depreciation	(16,135)	(16,048)
Property, plant and equipment — net	8,630	8,866
Goodwill	10,123	10,513
Intangible assets — net	2,726	2,936
Other assets	1,377	1,395
Total assets	$37,275	$37,987
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,307	$1,853
Accounts payable	2,029	1,945
Accrued payroll	783	870
Accrued income taxes	186	310
Other current liabilities	3,031	2,709
Total current liabilities	7,336	7,687

Long-term debt	13,539	12,096
Pension and postretirement benefits	3,183	3,620
Other liabilities	2,906	2,962
Total liabilities	$26,964	$26,365
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,597	5,352
Retained earnings	40,120	39,115
Treasury stock, at cost: 361,745,921 shares at September 30, 2018; 349,148,819 shares at December 31, 2017	(28,510)	(25,887)
Accumulated other comprehensive income (loss)	(6,968)	(7,026)
Total 3M Company shareholders’ equity	10,248	11,563
Noncontrolling interest	63	59
Total equity	$10,311	$11,622
Total liabilities and equity	$37,275	$37,987

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2018	2017
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,014	$4,344
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,117	1,195
Company pension and postretirement contributions	(303)	(314)
Company pension and postretirement expense	306	243
Stock-based compensation expense	258	266
Gain on sale of businesses	(530)	(490)
Deferred income taxes	(73)	(105)
Changes in assets and liabilities
Accounts receivable	(596)	(595)
Inventories	(562)	(436)
Accounts payable	148	(25)
Accrued income taxes (current and long-term)	122	249
Other — net	280	48
Net cash provided by operating activities	4,181	4,380

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,046)	(914)
Proceeds from sale of PP&E and other assets	143	18
Acquisitions, net of cash acquired	13	(12)
Purchases of marketable securities and investments	(1,352)	(1,055)
Proceeds from maturities and sale of marketable securities and investments	2,066	745
Proceeds from sale of businesses, net of cash sold	806	862
Other — net	8	2
Net cash provided by (used in) investing activities	638	(354)

Cash Flows from Financing Activities
Change in short-term debt — net	(698)	60
Repayment of debt (maturities greater than 90 days)	(456)	(650)
Proceeds from debt (maturities greater than 90 days)	2,247	—
Purchases of treasury stock	(3,601)	(1,564)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	401	582
Dividends paid to shareholders	(2,406)	(2,104)
Other — net	(36)	(23)
Net cash used in financing activities	(4,549)	(3,699)

Effect of exchange rate changes on cash and cash equivalents	(138)	106

Net increase (decrease) in cash and cash equivalents	132	433
Cash and cash equivalents at beginning of year	3,053	2,398
Cash and cash equivalents at end of period	$3,185	$2,831

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

Three months ended September 30, 2017	Previously
(Millions)	Reported	Revised	Change

Net Sales	$8,172	$8,172	$—
Operating expenses
Cost of sales	4,045	4,059	14
Selling, general and administrative expenses	1,623	1,637	14
Research, development and related expenses	463	468	5
Gain on sale of businesses	—	—	—
Total operating expenses	6,131	6,164	33
Operating income	$2,041	$2,008	$(33)

Other expense (income), net	$44	$11	$(33)

Income before income taxes	$1,997	$1,997	$—

Nine months ended September 30, 2017	Previously
(Millions)	Reported	Revised	Change

Net Sales	$23,667	$23,667	$—
Operating expenses
Cost of sales	11,921	11,961	40
Selling, general and administrative expenses	4,830	4,871	41
Research, development and related expenses	1,407	1,422	15
Gain on sale of businesses	(490)	(490)	—
Total operating expenses	17,668	17,764	96
Operating income	$5,999	$5,903	$(96)

Other expense (income), net	$123	$27	$(96)

Income before income taxes	$5,876	$5,876	$—

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

Investments: As described in the “New Accounting Pronouncements” section, 3M adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities,  effective January 1, 2018. As a result, all equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. 3M utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions. Further, the change in balance of these securities for the three and nine months ended September 30, 2018 was not considered material for additional disclosure.

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

3M has a subsidiary in Venezuela, the financial statements of which are remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary is immaterial as a percent of 3M’s consolidated operating income for 2017. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government has also operated various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. For the periods presented, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario (DICOM), or its predecessor. During the third quarter of 2018, the Venezuelan government effected a conversion of its currency to the Sovereign Bolivar (VES), essentially equating to its previous Venezuelan Bolivar divided by 100,000.

Note 1 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. The Company continues to monitor these circumstances. Changes in applicable exchange rates or exchange mechanisms may continue in the future. These changes could impact the rate of exchange applicable to remeasure the Company’s net monetary assets (liabilities) denominated in VES. As of September 30, 2018, the Company had a balance of net monetary assets denominated in VES of less than 2 million VES and the DICOM exchange rate was approximately 62 VES per U.S. dollar. A need to deconsolidate the Company’s Venezuelan subsidiary’s operations may result from a lack of exchangeability of VES-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. Based upon a review of factors as of September 30, 2018, the Company continues to consolidate its Venezuelan subsidiary. As of September 30, 2018, the balance of accumulated other comprehensive loss associated with this subsidiary was approximately $145 million, and the amount of intercompany receivables due from this subsidiary and its equity balance were not significant.

3M has subsidiaries in Argentina, the operating income of which is less than one half of one percent of 3M’s consolidated operating income for 2017. Based on various indices, Argentina’s cumulative three-year inflation rate exceeded 100 percent in the second quarter of 2018, thus being considered highly inflationary. As a result, beginning in the third quarter of 2018, the financial statements of the Argentine subsidiaries were remeasured as if their functional currency were that of their parent. As of September 30, 2018, the Company had a balance of net monetary assets denominated in Argentine pesos (ARS) of approximately 300 million ARS and the exchange rate was approximately 41 ARS per U.S. dollar.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would not have had a dilutive effect (3.2 million average options for the three months ended September 30, 2018; 2.8 million average options for the nine months ended September 30, 2018; insignificant for the three months ended September 30, 2017, 1.1 million average options for the nine months ended September 30, 2017). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to 3M	$1,543	$1,429	$4,002	$4,335

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	585.6	597.6	591.1	597.9
Dilution associated with the Company’s stock-based compensation plans	12.8	15.1	14.0	14.6
Denominator for weighted average 3M common shares outstanding – diluted	598.4	612.7	605.1	612.5

Earnings per share attributable to 3M common shareholders – basic	$2.64	$2.39	$6.77	$7.25
Earnings per share attributable to 3M common shareholders – diluted	$2.58	$2.33	$6.61	$7.08

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
ASU No. 2016-02, Leases (as amended by ASU Nos. 2018-10 and 2018-11)

•Introduces a lessee model that requires entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. This ASU does not make fundamental changes to existing lessor accounting.

January 1, 2019

•As amended, provides for retrospective transition applied to earliest period presented or an adoption method by which entities would not need to recast the comparative periods presented. 3M does not plan on recasting prior periods as it adopts this ASU.

•3M continues to evaluate the ASU’s impact on its consolidated results of operations and financial condition, has conducted initial analysis, executed project management relative to the process of adopting this ASU including implementing a new lease accounting system, conducted detailed contract reviews, and is finalizing its assessment of adoption impacts.

•Note 15 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) provides information regarding rent expense for operating leases and minimum lease payments for capital and operating leases under existing lease guidance.

•See the “Relevant New Standards Issued Subsequent to Most Recent Annual Report” below for further discussion on ASU Nos. 2018-10 and 2018-11 issued in July 2018.

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

•3M does not expect this ASU to have a material impact.

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU No. 2016-02, Leases. The new ASU offers an additional transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption and allows lessors to elect a practical expedient to not separate lease and nonlease components when certain conditions are met. This ASU has the same transition requirements and effective date as ASU No. 2016-02, which for 3M is January 1, 2019.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, amends, and adds disclosure requirements for fair value measurements. The amended and new disclosure requirements primarily relate to Level 3 fair value measurements. For 3M, the ASU is effective as of January 1, 2020. The removal and amendment of certain disclosures may be early adopted with retrospective application while the new disclosure requirements are to be applied prospectively. As this ASU relates only to disclosures, there will be no impact to the Company’s consolidated results of operations and financial condition.

In August 2018, the FASB issued ASU No. 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which makes minor changes to the disclosure requirements related to defined benefit pension and other postretirement plans. The ASU requires a retrospective transition approach. For 3M, the ASU is effective as of January 1, 2021. As this ASU relates only to disclosures, there will be no impact to the Company’s consolidated results of operations and financial condition.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permits either a prospective or retrospective transition approach. For 3M, the ASU is effective as of January 1, 2020. The Company is currently assessing this standard’s impact on its consolidated results of operations and financial condition.

NOTE 2.  Revenue

The Company adopted ASU No. 2014-09 and related standards (collectively, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers), as described in Note 1, on January 1, 2018 using the modified retrospective method of adoption. Prior periods have not been restated. Due to the cumulative net impact of adopting ASC 606, the January 1, 2018 balance of retained earnings was increased by less than $2 million, primarily relating to the accelerated recognition for software installation service and training revenue. This cumulative impact reflects retrospective application of ASC 606 only to contracts that were not completed as of January 1, 2018. Further, the Company applied the practical expedient permitting the effect of all contract modifications that occurred before January 1, 2018 to be aggregated in the transition accounting. The impact of applying ASC 606 as compared with previous guidance applied to revenues and costs was not material for the three and nine months ended September 30, 2018.

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

Contract Balances:

Deferred revenue (current portion) as of September 30, 2018 and December 31, 2017 was $614 million and $513 million, respectively, and primarily relates to revenue that is recognized over time for one-year software license contracts, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. Approximately $70 million and $460 million of the December 31, 2017 balance was recognized as revenue during the three and nine months ended September 30, 2018, respectively. The amount of noncurrent deferred revenue is not considered significant.

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

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Nine months ended
	September 30,		September 30,
Net Sales (Millions)	2018	2017	2018	2017
Abrasives	$427	$441	$1,375	$1,308
Adhesives and Tapes	1,164	1,170	3,482	3,341
Advanced Materials	314	281	935	855
Automotive and Aerospace	499	490	1,577	1,487
Automotive Aftermarket	397	414	1,253	1,249
Separation and Purification	224	228	698	667
Other Industrial	(2)	(1)	(5)	(2)
Total Industrial Business Group	$3,023	$3,023	$9,315	$8,905

Commercial Solutions	$439	$444	$1,426	$1,344
Personal Safety	881	732	2,800	2,160
Roofing Granules	83	98	283	291
Transportation Safety	259	279	752	877
Other Safety and Graphics	(2)	(2)	(3)	(2)
Total Safety and Graphics Business Group	$1,660	$1,551	$5,258	$4,670

Drug Delivery	$102	$137	$340	$378
Food Safety	83	78	249	227
Health Information Systems	208	197	618	583
Medical Solutions	734	756	2,282	2,199
Oral Care	317	318	1,013	984
Other Health Care	1	(1)	(1)	(2)
Total Health Care Business Group	$1,445	$1,485	$4,501	$4,369

Electronics	$1,103	$1,095	$2,959	$2,856
Energy	339	419	1,170	1,236
Other Electronics and Energy	1	1	1	4
Total Electronics and Energy Business Group	$1,443	$1,515	$4,130	$4,096

Consumer Health Care	$96	$111	$298	$317
Home Care	249	263	773	777
Home Improvement	518	517	1,472	1,385
Stationery and Office	362	376	1,012	1,008
Other Consumer	10	12	30	34
Total Consumer Business Group	$1,235	$1,279	$3,585	$3,521

Corporate and Unallocated	$35	$3	$47	$6
Elimination of Dual Credit	(689)	(684)	(2,016)	(1,900)
Total Company	$8,152	$8,172	$24,820	$23,667

	Three months ended September 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,137	$898	$683	$308	$(3)	$3,023
Safety and Graphics	678	411	381	191	(1)	1,660
Health Care	687	282	340	137	(1)	1,445
Electronics and Energy	212	1,079	95	57	—	1,443
Consumer	779	221	129	107	(1)	1,235
Corporate and Unallocated	34	(1)	(2)	—	4	35
Elimination of Dual Credit	(262)	(269)	(99)	(59)	—	(689)
Total Company	$3,265	$2,621	$1,527	$741	$(2)	$8,152

	Nine months ended September 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$3,419	$2,712	$2,245	$942	$(3)	$9,315
Safety and Graphics	2,077	1,327	1,260	595	(1)	5,258
Health Care	2,092	873	1,115	423	(2)	4,501
Electronics and Energy	685	2,889	371	186	(1)	4,130
Consumer	2,131	729	408	318	(1)	3,585
Corporate and Unallocated	42	(1)	(1)	3	4	47
Elimination of Dual Credit	(789)	(728)	(321)	(178)	—	(2,016)
Total Company	$9,657	$7,801	$5,077	$2,289	$(4)	$24,820

	Three months ended September 30, 2017
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$1,111	$883	$700	$331	$(2)	$3,023
Safety and Graphics	612	393	352	195	(1)	1,551
Health Care	730	263	354	140	(2)	1,485
Electronics and Energy	233	1,069	142	71	—	1,515
Consumer	785	242	139	112	1	1,279
Corporate and Unallocated	3	(1)	—	1	—	3
Elimination of Dual Credit	(251)	(269)	(98)	(66)	—	(684)
Total Company	$3,223	$2,580	$1,589	$784	$(4)	$8,172

	Nine months ended September 30, 2017
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Industrial	$3,307	$2,546	$2,105	$950	$(3)	$8,905
Safety and Graphics	1,832	1,194	1,067	578	(1)	4,670
Health Care	2,117	784	1,060	410	(2)	4,369
Electronics and Energy	697	2,775	421	203	—	4,096
Consumer	2,066	732	404	319	—	3,521
Corporate and Unallocated	6	—	—	1	(1)	6
Elimination of Dual Credit	(734)	(696)	(286)	(184)	—	(1,900)
Total Company	$9,291	$7,335	$4,771	$2,277	$(7)	$23,667

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

There were no business combinations that closed during the nine months ended September 30, 2018.

As discussed in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K), in October 2017, 3M completed the acquisition of Scott Safety for $2.0 billion of cash, net of cash acquired. Adjustments in 2018 to the purchase price allocation were approximately $7 million and related to identification of certain immaterial acquired assets, tax-related and contingent liabilities, and resolution of certain acquired working capital and other purchase price adjustments with the seller. The change to provisional amounts did not result in material impacts to results of operations in 2018 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Scott Safety was completed in the third quarter of 2018.

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

The aggregate operating income of these businesses was approximately $25 million and $20 million in the first nine months of 2018 and 2017, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of September 30, 2018 were not material and as of December 31, 2017 included the following:

December 31,
(Millions)	2017
Accounts receivable	$25
Property, plant and equipment (net)	20

In addition, an immaterial amount and approximately $275 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of September 30, 2018 and December 31, 2017, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 2 in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K) for more information on 3M’s acquisitions and divestitures.

NOTE 4.  Goodwill and Intangible Assets

There were no acquisitions that closed during the first nine months of 2018. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which increased goodwill by $7 million during the nine months ended September 30, 2018. Divestiture activity within the Electronics and Energy business segment relates to the sale of substantially all of the Communication Markets Division. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balances by business segment as of December 31, 2017 and September 30, 2018, follow:

Goodwill

	December 31, 2017	Acquisition	Divestiture	Translation	September 30, 2018
(Millions)	Balance	activity	activity	and other	Balance
Industrial	$2,678	$—	$(4)	$(50)	$2,624
Safety and Graphics	4,419	7	(8)	(53)	4,365
Health Care	1,682	—	—	(20)	1,662
Electronics and Energy	1,524	—	(247)	(11)	1,266
Consumer	210	—	—	(4)	206
Total Company	$10,513	$7	$(259)	$(138)	$10,123

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2018, and December 31, 2017, follow:

	September 30,	December 31,
(Millions)	2018	2017
Customer related intangible assets	$2,301	$2,332
Patents	544	561
Other technology-based intangible assets	578	583
Definite-lived tradenames	664	678
Other amortizable intangible assets	125	207
Total gross carrying amount	$4,212	$4,361

Accumulated amortization — customer related	(966)	(874)
Accumulated amortization — patents	(486)	(489)
Accumulated amortization — other technology based	(323)	(292)
Accumulated amortization — definite-lived tradenames	(268)	(256)
Accumulated amortization — other	(86)	(162)
Total accumulated amortization	$(2,129)	$(2,073)

Total finite-lived intangible assets — net	$2,083	$2,288

Non-amortizable intangible assets (primarily tradenames)	643	648
Total intangible assets — net	$2,726	$2,936

3M does not amortize certain acquired tradenames because they have been in existence for over 55 years, have a history of leading-market share positions, are intended to be continuously renewed, and the associated products are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2018 and 2017 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Amortization expense	$61	$51	$188	$162

Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2018:

	Remainder of						After
(Millions)	2018	2019	2020	2021	2022	2023	2023
Amortization expense	$62	$241	$229	$220	$206	$175	$950

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

The restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2018
Cost of sales	$12
Selling, general and administrative expenses	89
Research, development and related expenses	4
Total	$105

Components of these restructuring actions, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2018	$105
Cash payments	(12)
Adjustments	(7)
Accrued restructuring action balances as of September 30, 2018	$86

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

Components of these restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the second quarter of 2017	$99
Cash payments	(8)
Adjustments	(3)
Accrued restructuring action balances as of December 31, 2017	$88
Cash payments	(17)
Adjustments	(27)
Accrued restructuring action balances as of September 30, 2018	$44

Remaining activities related to this restructuring are expected to be largely completed by the end of 2018. A portion of the adjustments detailed above include certain severance accruals taken in 2017, the obligation for which was relieved and reflected as part of the gain on divestiture when that business was sold in 2018.

2017 Exit Activities:

During the first quarter of 2017, the Company recorded net pre-tax charges of $24 million related to exit activities. These charges related to employee reductions, primarily in Western Europe.

NOTE 6.  Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Interest expense	$85	$57	$255	$156
Interest income	(15)	(13)	(52)	(33)
Pension and postretirement net periodic benefit cost (benefit)	(19)	(33)	(59)	(96)
Total	$51	$11	$144	$27

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

NOTE 7.  Supplemental Equity and Comprehensive Income Information

Consolidated Changes in Equity

Three months ended September 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Net income	1,546		1,543			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(112)				(109)	(3)
Defined benefit pension and post-retirement plans adjustment	114				114	—
Cash flow hedging instruments - unrealized gain (loss)	46				46	—
Total other comprehensive income (loss), net of tax	48
Dividends declared	(794)		(794)
Stock-based compensation	47	47
Reacquired stock	(1,058)			(1,058)
Issuances pursuant to stock option and benefit plans	94		(71)	165
Balance at September 30, 2018	$10,311	$5,606	$40,120	$(28,510)	$(6,968)	$63

Nine months ended September 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	4,014		4,002			12
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(441)				(433)	(8)
Defined benefit pension and post-retirement plans adjustment	344				344	—
Cash flow hedging instruments - unrealized gain (loss)	147				147	—
Total other comprehensive income (loss), net of tax	50
Dividends declared	(2,406)		(2,406)
Stock-based compensation	245	245
Reacquired stock	(3,621)			(3,621)
Issuances pursuant to stock option and benefit plans	407		(591)	998
Balance at September 30, 2018	$10,311	$5,606	$40,120	$(28,510)	$(6,968)	$63

Three months ended September 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2017	$11,644	$5,253	$38,793	$(25,466)	$(6,989)	$53

Net income	1,433		1,429			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	44				45	(1)
Defined benefit pension and post-retirement plans adjustment	80				80	—
Cash flow hedging instruments - unrealized gain (loss)	(49)				(49)	—
Total other comprehensive income (loss), net of tax	75
Dividends declared	(701)		(701)
Stock-based compensation	58	58
Reacquired stock	(394)			(394)
Issuances pursuant to stock option and benefit plans	87		(67)	154
Balance at September 30, 2017	$12,202	$5,311	$39,454	$(25,706)	$(6,913)	$56

Nine months ended September 30, 2017

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2016	$10,343	$5,070	$37,907	$(25,434)	$(7,245)	$45

Net income	4,344		4,335			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	269				267	2
Defined benefit pension and post-retirement plans adjustment	241				241	—
Cash flow hedging instruments - unrealized gain (loss)	(176)				(176)	—
Total other comprehensive income (loss), net of tax	334
Dividends declared	(2,104)		(2,104)
Stock-based compensation	241	241
Reacquired stock	(1,547)			(1,547)
Issuances pursuant to stock option and benefit plans	591		(684)	1,275
Balance at September 30, 2017	$12,202	$5,311	$39,454	$(25,706)	$(6,913)	$56

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2018, net of tax:	$(1,962)	$(5,046)	$(11)	$(7,019)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(110)	—	22	(88)
Amounts reclassified out	—	150	37	187
Total other comprehensive income (loss), before tax	(110)	150	59	99
Tax effect	1	(36)	(13)	(48)
Total other comprehensive income (loss), net of tax	(109)	114	46	51
Balance at September 30, 2018, net of tax:	$(2,071)	$(4,932)	$35	$(6,968)

Nine months ended September 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(392)	—	122	(270)
Amounts reclassified out	—	452	99	551
Total other comprehensive income (loss), before tax	(392)	452	221	281
Tax effect	(41)	(108)	(74)	(223)
Total other comprehensive income (loss), net of tax	(433)	344	147	58
Balance at September 30, 2018, net of tax:	$(2,071)	$(4,932)	$35	$(6,968)

Three months ended September 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2017, net of tax:	$(1,786)	$(5,167)	$(36)	$(6,989)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(29)	—	(80)	(109)
Amounts reclassified out	—	119	2	121
Total other comprehensive income (loss), before tax	(29)	119	(78)	12
Tax effect	74	(39)	29	64
Total other comprehensive income (loss), net of tax	45	80	(49)	76
Balance at September 30, 2017, net of tax:	$(1,741)	$(5,087)	$(85)	$(6,913)

Nine months ended September 30, 2017

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2016, net of tax:	$(2,008)	$(5,328)	$91	$(7,245)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	30	—	(255)	(225)
Amounts reclassified out	—	357	(21)	336
Total other comprehensive income (loss), before tax	30	357	(276)	111
Tax effect	237	(116)	100	221
Total other comprehensive income (loss), net of tax	267	241	(176)	332
Balance at September 30, 2017, net of tax	$(1,741)	$(5,087)	$(85)	$(6,913)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Location on Income
(Millions)	2018	2017	2018	2017	Statement
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Prior service benefit	$20	$21	$58	$65	See Note 11
Net actuarial loss	(170)	(140)	(510)	(422)	See Note 11
Total before tax	(150)	(119)	(452)	(357)
Tax effect	36	39	108	116	Provision for income taxes
Net of tax	$(114)	$(80)	$(344)	$(241)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(37)	$(2)	$(99)	$21	Cost of sales
Interest rate swap contracts	—	—	—	—	Interest expense
Total before tax	(37)	(2)	(99)	21
Tax effect	8	—	22	(8)	Provision for income taxes
Net of tax	$(29)	$(2)	$(77)	$13
Total reclassifications for the period, net of tax	$(143)	$(82)	$(421)	$(228)

NOTE 8.  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2005.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 through 2014, and 2016. The Company protested certain IRS positions within these tax years and entered into the administrative appeals process with the IRS. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2015 and 2017. As of September 30, 2018, the IRS has not proposed any significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

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

The Company applies a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, the Company recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2018 and December 31, 2017 are $584 million and $526 million, respectively.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $5 million and $8 million of expense for the three months ended September 30, 2018 and September 30, 2017, respectively, and approximately $8 million and $16 million of expense for the nine months ended September 30, 2018 and September 30, 2017, respectively. At September 30, 2018 and December 31, 2017, accrued interest and penalties in the consolidated balance sheet on a gross basis were $65 million and $68 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The provision for income taxes is determined using the asset and liability approach. Under this approach, a valuation allowance is recorded to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of September 30, 2018 and December 31, 2017, the Company had valuation allowances of $73 million and $81 million on its deferred tax assets, respectively.

The effective tax rate for the third quarter of 2018 was 21.3 percent, compared to 28.3 percent in the third quarter of 2017, a decrease of 7.0 percentage points. Primary factors that decreased the Company’s effective tax rate included favorable aspects of the 2017 Tax Cuts and Jobs Act (TCJA) such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), in addition to impacts associated with composition of geographic mix of income before taxes. These decreases were partially offset by multiple factors that increased the Company’s effective tax rate. These increases were primarily driven by impacts of the TCJA such as the elimination of the domestic manufacturing deduction and the global intangible low-taxed income (GILTI) provision; and lower excess tax benefits related to employee share-based payments.

The effective tax rate for the first nine months of 2018 was 24.0 percent, compared to 26.1 percent in the first nine months of 2017, a decrease of 2.1 percentage points. Primary factors that decreased the Company’s effective tax rate included favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and FDII, in addition to impacts associated with composition of geographic mix of income before taxes. These decreases were partially offset by impacts related to the TCJA such as the first quarter 2018 measurement period adjustment to the provisional accounting of the TCJA’s enactment (discussed further below), the elimination of the domestic manufacturing deduction and the GILTI provision; and lower excess tax benefits related to employee share-based payments.

The TCJA was enacted in December 2017. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning in 2018, requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for enactment effects of the TCJA. SAB 118 provides a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA. In connection with 3M’s initial analysis of the impact of the enactment of the TCJA, the Company recorded a net tax expense of $762 million in the fourth quarter of 2017. As further discussed below, during the first quarter of 2018, 3M recognized a measurement period adjustment resulting in an additional tax expense of $217 million to this provisional accounting. The Company made no additional adjustments in the second and third quarters of 2018.

Transition tax: 3M was able to make a reasonable estimate of the transition tax and recorded a provisional obligation and related income tax expense of $745 million in the fourth quarter of 2017, with an additional $132 million in the first quarter of 2018 as a result of subsequent U.S. Internal Revenue Service guidance. The Company made no additional adjustments in the second and third quarters of 2018. The Company continues to gather additional information and will consider further guidance to more precisely compute the transition tax. The provisional amount may change when 3M finalizes the calculation of post-1986 foreign earnings and profit previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. The TCJA’s transition tax is payable over eight years beginning in 2018. As of September 30, 2018, 3M reflected $74 million and $733 million in current accrued income taxes and long-term income taxes payable, respectively, associated with the transition tax.

Remeasurement of deferred tax assets/liabilities and other impacts: 3M remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent under the TCJA. In the fourth quarter of 2017, 3M recorded a net additional income tax expense of $17 million related to remeasurement of deferred tax assets/liabilities and other impacts. In the first quarter of 2018, 3M recorded an additional tax expense of $85 million as a measurement period adjustment as a result of subsequent U.S. Internal Revenue Service guidance and other impacts related to TCJA. The Company made no additional adjustments in the second and third quarters of 2018. 3M is still analyzing certain aspects of the TCJA, considering additional technical guidance, and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. This includes the potential impacts of the GILTI provision within the TCJA on deferred tax assets/liabilities. 3M also is considering other impacts of the 2017 enactment of the TCJA including, but not limited to, effects on the Company’s indefinite reinvestment assertion. 3M previously has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. The full effects of underlying tax rates of the TCJA causes some reassessment of previous indefinite reinvestment assertions with respect to certain jurisdictions. While 3M was able to make a reasonable estimate of these impacts, it may be affected by other analyses related to the TCJA, including, but not limited to, the calculation of the transition tax on deferred foreign income.

While 3M has recorded current tax on GILTI relative to 2018 operations, the Company has not yet elected a policy as to whether it will recognize deferred taxes for basis differences expected to reverse as GILTI or whether 3M will account for GILTI as period costs if and when incurred.

NOTE 9.  Marketable Securities

The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2018	December 31, 2017
Corporate debt securities	$—	$14
Commercial paper	304	899
Certificates of deposit/time deposits	31	76
U.S. municipal securities	3	3
Asset-backed securities:
Automobile loan related	—	16
Credit card related	—	68
Asset-backed securities total	—	84
Current marketable securities	$338	$1,076

U.S. municipal securities	$27	$27
Non-current marketable securities	$27	$27

Total marketable securities	$365	$1,103

At September 30, 2018 and December 31, 2017, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at September 30, 2018 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2018
Due in one year or less	$338
Due after one year through five years	13
Due after five years through ten years	14
Total marketable securities	$365

3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10.  Long-Term Debt and Short-Term Borrowings

In September 2018, 3M issued $400 million aggregate principal amount of 3-year fixed rate medium-term notes due 2021 with a coupon rate of 3.00%, $300 million aggregate principal amount of 5.5-year fixed rate medium-term notes due 2024 with a coupon rate of 3.25%, $300 million aggregate principal amount of 5.5-year floating rate medium-term notes due 2024 with a rate based on a floating three-month LIBOR index, $600 million aggregate principal amount of 10-year fixed rate medium-term notes due 2028 with a coupon rate of 3.625%, and $650 million aggregate principal amount of 30-year fixed rate medium-term notes due 2048 with a coupon rate of 4.00%. Upon debt issuance, the Company entered into a fixed-to-floating interest rate swap on $200 million aggregate principal amount of the 3-year fixed rate medium-term notes issued with an interest rate based on a three-month LIBOR index.

As of September 30, 2018, the Company had zero commercial paper outstanding. As of December 31, 2017, the Company had approximately $745 million in commercial paper outstanding.

In August 2018, 3M repaid $450 million aggregate principal amount of fixed rate medium-term notes that matured.

NOTE 11.  Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2018 and 2017 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2018	2017	2018	2017	2018	2017
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$67	$37	$33	$13	$13
Non-operating expense
Interest cost	$141	$141	$40	$38	$20	$20
Expected return on plan assets	(272)	(259)	(78)	(71)	(21)	(21)
Amortization of prior service benefit	(6)	(5)	(4)	(3)	(10)	(13)
Amortization of net actuarial loss	126	97	29	29	15	14
Total non-operating expense (benefit)	(11)	(26)	(13)	(7)	4	—
Total net periodic benefit cost (benefit)	$61	$41	$24	$26	$17	$13

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2018	2017	2018	2017	2018	2017
Net periodic benefit cost (benefit)
Operating expense
Service cost	$216	$201	$110	$100	$39	$38
Non-operating expense
Interest cost	$423	$425	$120	$112	$60	$59
Expected return on plan assets	(816)	(777)	(235)	(209)	(63)	(63)
Amortization of prior service benefit	(18)	(17)	(10)	(9)	(30)	(39)
Amortization of net actuarial loss	378	291	87	89	45	42
Total non-operating expense (benefit)	(33)	(78)	(38)	(17)	12	(1)
Total net periodic benefit cost (benefit)	$183	$123	$72	$83	$51	$37

For the nine months ended September 30, 2018, contributions totaling $300 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2018, the Company expects to contribute up to $400 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously included in accumulated other comprehensive income for dedesignated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after dedesignation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.

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

During the first nine months of 2018, the Company entered into forward starting interest rate swaps with a notional amount of $700 million as hedges against interest rate volatility associated with forecasted issuances of fixed rate debt. Concurrent with the issuance of the medium-term notes in September 2018, 3M terminated $500 million of these interest rate swaps. The termination resulted in an immaterial gain within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

As of September 30, 2018, the Company had a balance of $35 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $7 million (after-tax loss)  related to the forward starting interest rate swaps, which will be amortized over the respective lives of the debt.  Based on exchange rates as of September 30, 2018, 3M expects to reclassify approximately $22 million, $1 million, $25 million, and $9 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months, over the remainder of 2018, in 2019, and after 2019, respectively (with the impact offset by earnings/losses from underlying hedged items).

The location in the consolidated statements of income and comprehensive income and amounts of gains and losses related to derivative instruments designated as cash flow hedges are provided in the following table.

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
Three months ended September 30, 2018	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$12	Cost of sales	$(37)	Cost of sales	$—
Interest rate swap contracts	10	Interest expense	—	Interest expense	—
Total	$22		$(37)		$—

Nine months ended September 30, 2018	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$112	Cost of sales	$(98)	Cost of sales	$—
Interest rate swap contracts	10	Interest expense	(1)	Interest expense	—
Total	$122		$(99)		$—

Three months ended September 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(77)	Cost of sales	$(2)	Cost of sales	$—
Interest rate swap contracts	(3)	Interest expense	—	Interest expense	—
Total	$(80)		$(2)		$—

Nine months ended September 30, 2017	Portion of Derivative	Comprehensive Income		Recognized in Income
(Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$(249)	Cost of sales	$21	Cost of sales	$—
Interest rate swap contracts	(6)	Interest expense	—	Interest expense	—
Total	$(255)		$21		$—

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

In September 2018, the Company entered into an interest rate swap with a notional amount of $200 million that converted a portion of the Company’s $400 million aggregate principal amount of fixed rate medium-term notes due 2021 into a floating rate note with an interest rate based on a three-month LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
Three months ended September 30, 2018	Recognized in Income		Recognized in Income
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2018
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(12)	Interest expense	$12
Total		$(12)		$12

Three months ended September 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2017
(Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(4)	Interest expense	$4
Total		$(4)		$4

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

At September 30, 2018, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2018 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
Three months ended September 30, 2018	Instrument	Recognized in Income
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(14)	Cost of sales	$—
Foreign currency forward contracts	(3)	Cost of sales	1
Total	$(17)		$1

Nine months ended September 30, 2018	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$157	Cost of sales	$(2)
Foreign currency forward contracts	14	Cost of sales	1
Total	$171		$(1)

Three months ended September 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(179)	Cost of sales	$—
Foreign currency forward contracts	(9)	Cost of sales	1
Total	$(188)		$1

Nine months ended September 30, 2017	Comprehensive Income	Instrument and Amount Excluded
(Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(570)	Cost of sales	$—
Foreign currency forward contracts	(36)	Cost of sales	6
Total	$(606)		$6

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

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$11	Cost of sales	$11
Foreign currency forward contracts	Interest expense	(7)	Interest expense	(98)
Total		$4		$(87)

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$3	Cost of sales	$8
Foreign currency forward contracts	Interest expense	(67)	Interest expense	(163)
Total		$(64)		$(155)

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

	Gross	Assets		Liabilities
September 30, 2018	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,107	Other current assets	$51	Other current liabilities	$22
Foreign currency forward/option contracts	1,250	Other assets	41	Other liabilities	11
Interest rate swap contracts	600	Other current assets	—	Other current liabilities	5
Interest rate swap contracts	1,303	Other assets	25	Other liabilities	11
Total derivatives designated as hedging instruments			$117		$49

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,201	Other current assets	$21	Other current liabilities	$62
Total derivatives not designated as hedging instruments			$21		$62

Total derivative instruments			$138		$111

	Gross	Assets		Liabilities
December 31, 2017	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,204	Other current assets	$7	Other current liabilities	$109
Foreign currency forward/option contracts	1,392	Other assets	20	Other liabilities	56
Interest rate swap contracts	450	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	1,503	Other assets	21	Other liabilities	6
Total derivatives designated as hedging instruments			$48		$172

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,974	Other current assets	$30	Other current liabilities	$25
Total derivatives not designated as hedging instruments			$30		$25

Total derivative instruments			$78		$197

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2018, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$138	$45	$—	$93
Derivatives not subject to master netting agreements	—			—
Total	$138			$93

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$78	$27	$—	$51
Derivatives not subject to master netting agreements	—			—
Total	$78			$51

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2018	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$111	$45	$—	$66
Derivatives not subject to master netting agreements	—			—
Total	$111			$66

December 31, 2017
(Millions)
Derivatives subject to master netting agreements	$197	$27	$—	$170
Derivatives not subject to master netting agreements	—			—
Total	$197			$170

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $24 million and $115 million for the three and nine months ended September 30, 2018. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$304	$—	$304	$—
Certificates of deposit/time deposits	31	—	31	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	113	—	113	—
Interest rate swap contracts	25	—	25	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	95	—	95	—
Interest rate swap contracts	16	—	16	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$14	$—	$14	$—
Commercial paper	899	—	899	—
Certificates of deposit/time deposits	76	—	76	—
Asset-backed securities:
Automobile loan related	16	—	16	—
Credit card related	68	—	68	—
U.S. municipal securities	30	—	—	30
Derivative instruments — assets:
Foreign currency forward/option contracts	57	—	57	—
Interest rate swap contracts	21	—	21	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	190	—	190	—
Interest rate swap contracts	7	—	7	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments or adjustments to equity securities using the measurement alternative for the three and nine months ended September 30, 2018 and three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company recognized approximately $40 million in long-lived asset impairments related to its Electronics and Energy business segment, with the complete carrying amount of such assets written off and included in operating income results.

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

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$13,539	$13,666	$12,096	$12,535

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at September 30, 2018 and December 31, 2017 due to lower interest rates and tighter credit spreads compared to issuance levels.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2018, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,255 individual claimants, compared to approximately 2,230 individual claimants with actions pending at December 31, 2017.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma and other malignancies, will represent a greater percentage of total claims than in the past. The Company has prevailed in thirteen of the fourteen cases taken to trial, including eleven of the twelve cases tried to verdict (such trials occurred in 1999, 2000, 2001, 2003, 2004, 2007, 2015, and the cases tried in 2016, 2017, and 2018-described below), and an appellate reversal in 2005 of the 2001 jury verdict adverse to the Company. The remaining case, tried in 2009, was dismissed by the court at the close of plaintiff’s evidence, based on the court’s legal finding that the plaintiff had not presented sufficient evidence to support a jury verdict. In August 2016, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky, in 3M’s first respirator trial involving coal mine dust. The estate of the plaintiff alleged that the 3M 8710 respirator is defective and caused his death because it did not protect him from harmful coal mine dust. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. The verdict is final as the plaintiff did not file an appeal. In September 2017, 3M received a unanimous verdict in its favor from a jury in state court in Kentucky in 3M’s second respirator trial involving coal mine dust. The jury ultimately determined that the plaintiff’s claims were barred by the statute of limitations. In November 2017, the court denied the plaintiff’s motion for a new trial. The plaintiff did not file an appeal, thereby ending the litigation. In February 2018, 3M received a verdict in its favor from a jury in state court in California. The plaintiff alleged that the 3M 8710 respirator was defective and caused his mesothelioma because it did not protect him from asbestos fibers. The jury rejected plaintiff’s claim and returned a verdict finding no liability against 3M. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded aggregate compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company has appealed. The Company believes liability in this case is not probable and estimable. In June 2018, the Company also settled a number of coal mine dust lawsuits for an amount that was not material to the Company.

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

As a result of the Company’s review of its respirator mask/asbestos liabilities and as a result of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma and other malignancies, the Company increased its accruals in the first nine months of 2018 for respirator mask/asbestos liabilities by $56 million. In the first nine months of 2018, the Company made payments for legal fees and settlements of $64 million related to the respirator mask/asbestos litigation. As of September 30, 2018, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $600 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2018, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2018, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2018, the Company, through its Aearo subsidiary, had accruals of $29 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanoate (“PFOA”), perfluorooctane sulfonate (“PFOS”), perfluorohexane sulfonate (“PFHxS”), or other per- and polyfluoroalkyl substances (collectively “PFAS”). As a result of its phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds referred to as “perfluorooctanyl compounds,” including PFOA, PFOS, PFHxS, and their pre-cursor compounds. The company ceased manufacturing and using the vast majority of the perfluorooctanyl compounds within approximately two years of the phase-out announcement, and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to control or eliminate the presence of certain PFAS in purchased materials or as byproducts in some of 3M’s current fluorochemical manufacturing processes, products, and waste streams.

Regulatory activities concerning PFOA and/or PFOS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. As the database of studies of both PFOA and PFOS has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 ppt. Lifetime health advisories, which are non-enforceable and non-regulatory, provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration. In an effort to collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFAS, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through January 2017, the EPA reported results for 4,920 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS (unchanged from the July 2016 EPA summary). A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

The EPA announced a four-step action plan in May 2018 regarding PFAS, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA.

The U.S. Agency for Toxic Substances and Disease Registry (ATSDR) within the Department of Health and Human Services released a draft Toxicological Profile for PFAS for public review and comment in June 2018. In the draft report, ATSDR proposed draft Minimal Risk Levels (MRLs) for PFOS, PFOA and several other PFAS. An MRL is an estimate of the daily human exposure to a hazardous substance that is likely to be without appreciable risk of adverse non-cancer health effects over a specified duration of exposure. MRLs are not intended to define cleanup or action levels for ATSDR or other agencies. In August 2018, 3M submitted comments on the ATSDR proposal, noting that there are major shortcomings with the current draft, especially with the MRLs, and that the ATSDR’s profile must reflect the best science and full weight of evidence known about these chemicals.

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

In November 2017, a purported class action (the “King” case) was filed against 3M, its subsidiary Dyneon, Daikin America, and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority. They assert various common law claims, including negligence, nuisance, wantonness, and fraudulent concealment, and they seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharge into the Tennessee River. The plaintiffs also contend that the defendants have discharged chemicals into the Decatur Utilities Dry Creek Wastewater Treatment Plant, which, in turn, discharged wastewater containing these chemicals into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS, and related chemicals at a level dangerous to humans.

In January 2018, certain property owners in Trinity, Alabama filed a lawsuit against 3M, Dyneon, and three unnamed defendants in the U.S. District Court for the Northern District of Alabama. The plaintiffs assert claims for negligence, strict liability, trespass, nuisance, wanton and reckless conduct, and citizen suit claims for violation of the Resource Conservation and Recovery Act. They allege these claims arise from the defendants’ contamination of their property by disposal of PFAS in a landfill located on their property. The plaintiffs seek compensatory and punitive damages and a court order directing the defendants to remediate all PFAS contamination on their property. In September 2018, the case was dismissed by stipulation of the parties.

In September 2018, an individual plaintiff filed a lawsuit in the U.S. District Court for the Northern District of Alabama raising allegations and claims substantially similar to those asserted by plaintiffs in the King case. 3M has not yet been served in this case.

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

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2000. As of September 30, 2018, 75 putative class action and other lawsuits have been filed against 3M and other defendants in various state and federal courts in Colorado, Delaware, Florida, Massachusetts, New York, Pennsylvania, and Washington where current or former airports, military bases, or fire training facilities are or were located. In these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, personal injury and funds for medical monitoring. Several companies have been sued along with 3M, including Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, National Foam, Inc., and United Technologies Corp.

Other PFAS-related Environmental Litigation

3M manufactured and marketed certain products containing PFAS for use by customers in their manufacturing process. As of September 30, 2018, the following cases have been filed against 3M, another manufacturer, and their customers in connection with the use and disposal of these products.

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

In December 2017, plaintiffs filed a punitive class action in federal court against 3M, Wolverine World Wide and Waste Management, Inc., alleging negligence, trespass, intentional and negligent infliction of emotional distress, battery, products liability, public and private nuisance, fraudulent concealment, and unjust enrichment. Each count was filed against each defendant. The action arises from Wolverine’s allegedly improper disposal of materials and wastes related to their shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product have contaminated the environment after being disposed of near drinking water sources. In addition to the federal court class action, as of September 30, 2018, 3M has been named a defendant in 122 private individual actions in Michigan state court based on similar allegations. 3M is aware of additional cases filed against Wolverine in Michigan state court in which 3M is likely to be added as a defendant in the future.

In Alabama, 3M is defending two lawsuits filed in state court by local public water suppliers relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River.

Other Environmental Litigation

In July 2018, the Company, along with more than 120 other companies, was served with a complaint seeking cost recovery and contribution towards the cleaning up of approximately eight miles of the Lower Passaic River in New Jersey. The plaintiff, Occidental Chemical Corporation, alleges that it agreed to design and pay the estimated $165 million cost to remove and cap sediment containing eight chemicals of concern, including PCBs and dioxins. The complaint seeks to spread those costs among the defendants, including the Company. The Company’s involvement in the case relates to its past use of two commercial drum conditioning facilities in New Jersey. Whether, and to what extent, the Company may be required to contribute to the costs at issue in the case remains to be determined.

For environmental litigation matters described above, no liability has been recorded as the Company believes liability in those matters is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time.

Environmental Liabilities and Insurance Receivables

As of September 30, 2018, the Company had recorded liabilities of $29 million for estimated “environmental remediation” costs based upon an evaluation of currently available facts with respect to each individual site and also recorded related insurance receivables of $8 million. The Company records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

As of September 30, 2018, the Company had recorded liabilities of $69 million for “other environmental liabilities” based upon an evaluation of currently available facts to implement the Settlement Agreement and Consent Order with the MPCA (including the best estimate of the probable liability under the settlement of the NRD Lawsuit for interim treatment of municipal and private wells), the remedial action agreement with ADEM, as well as presence in the soil and groundwater at the Company’s manufacturing facilities in Decatur, Alabama, and Cottage Grove, Minnesota, and at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). The Company expects that most of the spending will occur over the next four years.

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

Product Liability Litigation

As of September 30, 2018, the Company is a named defendant in lawsuits involving approximately 4,955 plaintiffs (compared to approximately 4,270 plaintiffs at December 31, 2017) who allege the Bair Hugger™ patient warming system caused a surgical site infection. Nearly all of the lawsuits are pending in federal court in Minnesota. The plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system (the Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings). The complaints seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. One case, from the U.S. District Court for the Western District of Tennessee is a putative nationwide class action. The U.S. Judicial Panel on Multidistrict Litigation (MDL) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district proceeding during the pre-trial phase of the litigation. In 2017, the U.S. District Court and the Minnesota state courts denied the plaintiffs’ motions to amend their complaints to add claims for punitive damages. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. In January 2018, the state court, in hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota. Plaintiffs have appealed that ruling and the state court’s punitive damages ruling, and oral argument before the Minnesota Court of Appeals is scheduled in November 2018. In April 2018, the federal court partially granted 3M’s motion for summary judgment in the first bellwether case, leaving for trial a claim for strict liability based upon design defect. The court dismissed the plaintiff’s claims for negligence, failure to warn, and common law and statutory fraud. In the trial of the first bellwether case in May 2018, the jury returned a unanimous verdict in 3M’s favor finding that the Bair Hugger™ patient warming system was not defective and was not the cause of the plaintiff’s injury.

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

NOTE 15.  Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. The remaining shares available for grant under the LTIP Program are 26.3 million as of September 30, 2018.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2018 and 2017.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Cost of sales	$8	$9	$40	$41
Selling, general and administrative expenses	35	45	177	186
Research, development and related expenses	7	6	41	39
Stock-based compensation expenses	$50	$60	$258	$266
Income tax benefits	$(20)	$(35)	$(137)	$(257)
Stock-based compensation expenses (benefits), net of tax	$30	$25	$121	$9

Stock Option Program

The following table summarizes stock option activity during the nine months ended September 30, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	34,965	$125.73
Granted:
Annual	3,211	233.19
Exercised	(2,974)	91.16
Forfeited	(106)	187.42
September 30	35,096	$138.30	69	$2,613
Options exercisable
September 30	26,624	$121.37	58	$2,379

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2018, there was $84 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $411 million and $526 million during the nine months ended September 30, 2018 and 2017, respectively. Cash received from options exercised was $270 million and $468 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $87 million and $179 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,994	$162.60
Granted
Annual	467	233.61
Other	6	208.36
Vested	(633)	164.40
Forfeited	(34)	186.02
As of September 30	1,800	$180.11

As of September 30, 2018, there was $92 million of compensation expense that has yet to be recognized related to non-vested restricted stock units and restricted stock. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The intrinsic value of restricted stock units and restricted stock that vested during the nine months ended September 30, 2018 and 2017 was $154 million and $135 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock units and restricted stock was $29 million and $44 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2018:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	686	$171.90
Granted	166	229.13
Distributed	(206)	159.82
Performance change	(49)	196.85
Forfeited	(28)	204.09
As of September 30	569	$189.19

As of September 30, 2018, there was $31 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 10 months. The total fair values of performance shares that were distributed were $48 million and $55 million for the nine months ended September 30, 2018 and 2017, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $11 million and $15 million for the nine months ended September 30, 2018 and 2017, respectively.

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

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Net Sales
Industrial	$3,023	$3,023	$9,315	$8,905
Safety and Graphics	1,660	1,551	5,258	4,670
Health Care	1,445	1,485	4,501	4,369
Electronics and Energy	1,443	1,515	4,130	4,096
Consumer	1,235	1,279	3,585	3,521
Corporate and Unallocated	35	3	47	6
Elimination of Dual Credit	(689)	(684)	(2,016)	(1,900)
Total Company	$8,152	$8,172	$24,820	$23,667

Operating Income
Industrial	$667	$672	$2,110	$1,910
Safety and Graphics	412	411	1,375	1,661
Health Care	446	467	1,341	1,304
Electronics and Energy	457	430	1,659	1,011
Consumer	291	311	770	732
Corporate and Unallocated	(77)	(112)	(1,329)	(256)
Elimination of Dual Credit	(180)	(171)	(502)	(459)
Total Company	$2,016	$2,008	$5,424	$5,903

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM*

To the Shareholders and Board of Directors of 3M Company

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of 3M Company and its subsidiaries as of September 30, 2018 and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

October 25, 2018

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

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three and nine months ended September 30, 2018 compared to 2017.

	Three months ended	Nine months ended
(Earnings per diluted share)	September 30, 2018	September 30, 2018
Same period last year	$2.33	$7.08
Increase/(decrease) in earnings per share - diluted, due to:
2017 divestiture of identity management business	—	(0.54)
Organic growth/productivity and other	0.12	0.71
Acquisitions/other divestiture gains	0.01	0.02
Communication Markets Division stranded costs and prior year lost income	(0.03)	(0.04)
Foreign exchange impacts	(0.08)	(0.02)
Legal-related charges	—	(0.07)
Other expense	(0.05)	(0.14)
Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment	0.22	0.56
Shares of common stock outstanding	0.06	0.09
2018 divestiture of Communication Markets Division, net of related restructuring actions	—	0.48
Current period, excluding MN Natural Resource Damages (NRD) resolution and TCJA measurement period adjustment	$2.58	$8.13
TCJA measurement period adjustment	—	(0.36)
MN NRD resolution	—	(1.16)
Current period	$2.58	$6.61

For the third quarter of 2018, net income attributable to 3M was $1.543 billion, or $2.58 per diluted share compared to $1.429 billion or $2.33 per diluted share in the same period last year, an increase of 11 percent on a per diluted share basis. For the first nine months of 2018, net income attributable to 3M was $4.002 billion, or $6.61 per diluted share compared to $4.335 billion or $7.08 per diluted share in the same period last year, a decrease of 7 percent on a per diluted share basis. Excluding the first quarter 2018 pre-tax impact of $897 million related to the resolution of the Minnesota natural resource damages (NRD) matter and the $217 million measurement period adjustment relative to the accounting for the 2017 enactment of the Tax Cuts and Jobs Act (TCJA), net income was $4.929 billion, or $8.13 per diluted share, an increase of 15 percent on a per diluted share basis compared to the first nine months of 2017. The Company refers to various measures excluding the Minnesota NRD resolution and TCJA measurement period adjustment. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the section that follows.

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

Organic growth/productivity and other:

•

Third quarter and first nine months year-on-year benefits include higher organic local-currency sales, selling price increases, and business transformation, which is having a positive impact on 3M’s productivity efforts. Higher raw material costs partially offset these year-on-year benefits.

•

Lower year-on-year restructuring (other than activity related to the Communication Markets Division divestiture) and portfolio and footprint actions increased pre-tax earnings by approximately $23 million and $249 million in the third quarter and first nine months of 2018, respectively. These charges included $24 million related to exit activities and $80 million in asset charges, accelerated depreciation and other costs taken in the first quarter of 2017, $99 million in restructuring actions and $51 million in asset charges, accelerated depreciation and other costs taken in the second quarter of 2017, in addition to $35 million in asset charges, accelerated depreciation and other costs taken in the third quarter of 2017.

•

Lost operating income (loss) from divested businesses other than Communication Markets Division was neutral year-on-year to earnings per diluted share for the third quarter of 2018 and increased earnings per diluted share by 2 cents for the first nine months of 2018.

Acquisitions/other divestiture gains:

•

In aggregate, acquisitions and year-on-year divestitures gains (other than the sale of the Communication Markets Division and identity management business) increased earnings per diluted share by 1 cent year-on-year for the third quarter of 2018 and increased earnings per diluted share by 2 cents for the first nine months of 2018.

Communication Markets Division stranded costs and prior year lost income:

•

Remaining stranded costs in addition to lost operating income from the divestiture of the Communication Markets Division decreased earnings per diluted share by 3 cents and 4 cents year-on-year for the third quarter of 2018 and first nine months of 2018, respectively.

Foreign exchange impacts:

•

Foreign currency impacts (net of hedging) decreased pre-tax earnings by approximately $65 million and approximately $15 million, or the equivalent of 8 cents and 2 cents per diluted share, for the third quarter and first nine months of 2018, respectively, excluding the impact of foreign currency changes on tax rates.

Legal-related charges

•

In the second quarter of 2018, 3M reached agreements in principle on a number of respiratory mask/asbestos claims and an oral care product liability matter, the implications of which resulted in an increase in certain legal accruals. Refer to Note 14 for further details.

Other expense:

•

Third quarter and first nine month’s interest expense (net of interest income) increased $26 million and $80 million year-on-year, respectively, as a result of higher U.S. average debt balances and higher borrowing costs.

•

On a combined basis, higher defined benefit pension and postretirement service cost expense and defined contribution expense, in addition to lower income related to non-service cost components of pension and postretirement expense, increased expense year-on-year.

Income tax rate, excluding Tax Cuts and Jobs Act (TCJA) measurement period adjustment:

•

The effective tax rate for the third quarter of 2018 was 21.3 percent, a decrease of 7.0 percentage points versus 2017. The effective tax rate for the first nine months of 2018 was 24.0 percent, an decrease of 2.1 percentage points versus 2017.

•

The effect of income taxes on items that had specific tax rates are reflected within their respective diluted earnings per share impacts in the table above for both the three and nine months ended September 30, 2018. Additionally, as discussed in the section below, excluding the Minnesota NRD Resolution and measurement period adjustment related to TCJA, the effective income tax rate was 20.0 percent in first nine months of 2018, a decrease of 6.1 percentage points versus 2017.

•

Factors that decreased the effective tax rate for the third quarter of 2018 primarily related to the favorable aspects of the TCJA such as the decrease in the U.S. income tax rate and provisions incentivizing foreign-derived intangible income (FDII), in addition to impacts associated with composition of geographic mix of income before taxes. This decrease was partially offset by the impacts of TCJA, such as the elimination of the domestic manufacturing deduction and the global intangible low-taxed income (GILTI) provision; as well as unfavorable changes related to lower excess tax benefits related to employee share-based payments. Refer to Note 8 for additional details.

Shares of common stock outstanding:

•

Lower shares outstanding increased earnings per share by 6 cents and 9 cents per diluted share for the third quarter and first nine months of 2018, respectively. Weighted-average diluted shares outstanding in the third quarter and first nine months of 2018 declined 2.3 percent and 1.2 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $1.1 billion and $3.6 billion of its own stock in the third quarter and first nine months of 2018, respectively.

2018 divestiture of Communication Markets Division, net of related restructuring actions and exit activities:

•

In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Electronics and Energy business.  During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions affected approximately 900 positions worldwide and resulted in a second quarter 2018 pre-tax charge of $105 million. The aggregate net impact of the gain on sale and related restructuring actions increased earnings per share by 48 cents per diluted share for the first nine months of 2018 and reflects the specific income tax rate associated with these items.

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

As further described in Note 8, during the first quarter of 2018, 3M recorded a tax expense of $217 related to a measurement period adjustment to the provisional amounts recorded in December 2017, from the enactment of the Tax Cuts and Jobs Act (TCJA). 3M’s provisional accounting continues to be subject to adjustment during the measurement period of up to one year following the December 2017 enactment of TCJA.

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

	Nine months ended September 30,
	2017	2018
Adjusted income, operating income margin, earnings per share, & effective tax rate (non-GAAP measures) (Dollars in millions, except per share amounts)	Reported GAAP Measure	Reported GAAP Measure	Adjustment for Measurement Period Accounting of TCJA	Adjustment for MN NRD Resolution	Adjusted Non-GAAP Measure

Net sales	$23,667	$24,820	$—	$—	$24,820
Operating income	$5,903	$5,424	$—	$897	$6,321
Operating income margin	24.9%	21.9%			25.5%
Income before taxes	$5,876	$5,280	$—	$897	$6,177
Provision for income taxes	$1,532	$1,266	$(217)	$187	$1,236
Effective tax rate	26.1%	24.0%			20.0%

Net income attributable to 3M	$4,335	$4,002	$217	$710	$4,929
Earnings per diluted share	$7.08	$6.61	$0.36	$1.16	$8.13
Earnings per diluted share percent change		(6.6)%			14.8%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three and nine months ended September 30, 2018 and 2017. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2018 versus 2017 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2018		2017		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$3,023	$667	$3,023	$672	—%	(0.7)%
Safety and Graphics	1,660	412	1,551	411	7.0	0.4
Health Care	1,445	446	1,485	467	(2.8)	(4.4)
Electronics and Energy	1,443	457	1,515	430	(4.8)	6.2
Consumer	1,235	291	1,279	311	(3.4)	(6.7)
Corporate and Unallocated	35	(77)	3	(112)	—	—
Elimination of Dual Credit	(689)	(180)	(684)	(171)	—	—
Total Company	$8,152	$2,016	$8,172	$2,008	(0.2)%	0.4%

	Nine months ended September 30,
	2018		2017		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Industrial	$9,315	$2,110	$8,905	$1,910	4.6%	10.5%
Safety and Graphics	5,258	1,375	4,670	1,661	12.6%	(17.2)%
Health Care	4,501	1,341	4,369	1,304	3.0%	2.8%
Electronics and Energy	4,130	1,659	4,096	1,011	0.8%	64.1%
Consumer	3,585	770	3,521	732	1.8%	5.1%
Corporate and Unallocated	47	(1,329)	6	(256)	—	—
Elimination of Dual Credit	(2,016)	(502)	(1,900)	(459)	—	—
Total Company	$24,820	$5,424	$23,667	$5,903	4.9%	(8.1)%

	Three months ended September 30, 2018
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Industrial	2.2%	—%	(0.1)%	(2.1)%	—%
Safety and Graphics	2.2	8.9	(1.9)	(2.2)	7.0
Health Care	(1.1)	—	—	(1.7)	(2.8)
Electronics and Energy	2.3	—	(6.1)	(1.0)	(4.8)
Consumer	(2.0)	—	—	(1.4)	(3.4)
Total Company	1.3%	1.7%	(1.5)%	(1.7)%	(0.2)%

	Nine months ended September 30, 2018
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Industrial	3.4%	—%	(0.1)%	1.3%	4.6%
Safety and Graphics	5.8	9.8	(4.2)	1.2	12.6
Health Care	1.7	0.1	—	1.2	3.0
Electronics and Energy	3.0	—	(3.2)	1.0	0.8
Consumer	1.3	—	—	0.5	1.8
Total Company	3.3%	1.9%	(1.4)%	1.1%	4.9%

Sales by geographic area:

Percent change information compares the third quarter and first nine months of 2018 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended September 30, 2018
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,265	$2,621	$1,527	$741	$(2)	$8,152
% of worldwide sales	40.1%	32.1%	18.7%	9.1%	—	100.0%
Components of net sales change:
Volume — organic	(0.9)%	3.0%	(2.5)%	(0.1)%	—	0.1%
Price	1.4	0.2	1.6	2.2	—	1.2
Organic local-currency sales	0.5	3.2	(0.9)	2.1	—	1.3
Acquisitions	2.3	0.5	2.9	0.8	—	1.7
Divestitures	(1.5)	(0.6)	(2.9)	(1.5)	—	(1.5)
Translation	—	(1.5)	(3.0)	(6.9)	—	(1.7)
Total sales change	1.3%	1.6%	(3.9)%	(5.5)%	—	(0.2)%

Total sales change:
Industrial	2.3%	1.6%	(2.5)%	(7.0)%	—	—%
Safety and Graphics	10.6%	4.6%	8.0%	(1.9)%	—	7.0%
Health Care	(5.9)%	7.4%	(3.8)%	(3.0)%	—	(2.8)%
Electronics and Energy	(9.3)%	0.9%	(32.7)%	(19.4)%	—	(4.8)%
Consumer	(0.9)%	(8.7)%	(7.8)%	(4.6)%	—	(3.4)%

Organic local-currency sales change:
Industrial	2.3%	3.4%	1.1%	1.4%	—	2.2%
Safety and Graphics	1.4%	4.9%	0.7%	1.3%	—	2.2%
Health Care	(6.0)%	10.1%	(1.4)%	3.9%	—	(1.1)%
Electronics and Energy	4.8%	2.7%	(5.2)%	1.3%	—	2.3%
Consumer	(0.9)%	(7.1)%	(5.4)%	4.7%	—	(2.0)%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, China/Hong Kong total sales increased 8 percent and organic local-currency sales increased 10 percent. In Japan, total sales decreased 9 percent and organic local-currency sales decreased 7 percent. Excluding electronics, Japan had a total sales decrease of 1 percent, while organic local-currency sales increased 1 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa total sales decreased by 6 percent due in part to foreign currency translation impacts, while organic local-currency sales increased 4 percent. West Europe total sales declined 3 percent and organic local-currency sales decreased 2 percent.

•

In the Latin America/Canada geographic area, total sales decreased 1 percent in Mexico, while organic local-currency sales increased 3 percent. In Canada, total sales decreased 3 percent, driven by foreign currency translation impacts, while organic local-currency sales growth was flat. In Brazil, total sales decreased 15 percent, as organic local-currency sales growth of 5 percent was more than offset by foreign currency translation impacts.

	Nine months ended September 30, 2018
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$9,657	$7,801	$5,077	$2,289	$(4)	$24,820
% of worldwide sales	38.9%	31.4%	20.5%	9.2%	—	100.0%
Components of net sales change:
Volume — organic	1.6%	4.4%	0.2%	2.1%	—	2.3%
Price	1.1	0.2	1.6	1.7	—	1.0
Organic local-currency sales	2.7	4.6	1.8	3.8	—	3.3
Acquisitions	2.6	0.6	3.0	0.9	—	1.9
Divestitures	(1.4)	(0.6)	(2.4)	(1.4)	—	(1.4)
Translation	—	1.8	4.0	(2.8)	—	1.1
Total sales change	3.9%	6.4%	6.4%	0.5%	—	4.9%

Total sales change:
Industrial	3.4%	6.5%	6.6%	(0.9)%	—	4.6%
Safety and Graphics	13.3%	11.1%	18.1%	2.9%	—	12.6%
Health Care	(1.2)%	11.3%	5.2%	3.0%	—	3.0%
Electronics and Energy	(1.8)%	4.1%	(11.8)%	(8.5)%	—	0.8%
Consumer	3.1%	(0.4)%	0.9%	(0.4)%	—	1.8%

Organic local-currency sales change:
Industrial	3.4%	4.1%	2.6%	3.3%	—	3.4%
Safety and Graphics	5.5%	7.4%	5.6%	3.8%	—	5.8%
Health Care	(1.3)%	9.2%	1.0%	5.6%	—	1.7%
Electronics and Energy	4.3%	3.6%	(2.3)%	0.9%	—	3.0%
Consumer	3.1%	(2.4)%	(2.9)%	3.9%	—	1.3%

Additional information beyond what is included in the preceding table is as follows:

•

In the Asia Pacific geographic area, China/Hong Kong total sales increased 14 percent and organic local-currency sales increased 11 percent. In Japan, total sales decreased 2 percent and organic local-currency sales decreased 3 percent. Excluding electronics, Japan had a total sales increase of 4 percent and organic local-currency sales increased 3 percent.

•

In the EMEA geographic area, Central/East Europe and Middle East/Africa total sales increased 2 percent and organic local-currency sales increased 5 percent. West Europe total sales grew 8 percent, driven by foreign currency translation impacts, while organic local-currency sales increased 1 percent.

•

In the Latin America/Canada geographic area, total sales increased 2 percent in Mexico, as organic local-currency sales increased 3 percent. In Canada, total sales increased 6 percent, driven by organic local-currency sales growth of 5 percent in addition to foreign currency translation impacts. In Brazil, total sales decreased 8 percent, as organic local-currency sales growth of 5 percent was more than offset by foreign currency translation impacts.

Managing currency risks:

The weaker U.S. dollar had a positive impact on sales and earnings in the first nine months of 2018 compared to the same period last year, which was partially offset by the negative impact of the strengthening dollar in the third quarter of 2018 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $4.181 billion of operating cash flows in the first nine months of 2018, a decrease of $199 million when compared to the first nine months of 2017, with this decrease primarily due to the Minnesota NRD resolution. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In February 2016, 3M’s Board of Directors authorized the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2018, the Company purchased $3.6 billion of its own stock, compared to $1.6 billion of stock purchases in the first nine months of 2017. As of September 30, 2018, approximately $1.5 billion remained available under the February 2016 authorization. The Company expects to purchase $4.0 billion to $5.0 billion of its own stock in 2018. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This marked the 60th consecutive year of dividend increases for 3M. In May 2018, 3M’s Board of Directors declared a second quarter 2018 dividend of $1.36 per share. In August 2018, 3M’s Board of Directors declared a third quarter 2018 dividend of $1.36 per share.

3M currently has an AA- credit rating with a stable outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute up to $400 million of cash to its global defined benefit pension and postretirement plans in 2018. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2018.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2018	2017	Change	2018	2017	Change
Cost of sales	51.0%	49.7%	1.3%	50.7%	50.6%	0.1%
Selling, general and administrative expenses	19.0	20.0	(1.0)	23.9	20.6	3.3
Research, development and related expenses	5.3	5.7	(0.4)	5.6	6.0	(0.4)
Gain on sale of businesses	—	—	—	(2.1)	(2.1)	—
Operating income margin	24.7%	24.6%	0.1%	21.9%	24.9%	(3.0)%

3M expects global defined benefit pension and postretirement service cost expense in 2018 to increase by approximately $26 million pre-tax when compared to 2017,  which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense and defined contribution expense for the third quarter and first nine months of 2018 was approximately $4 million and $29 million, respectively.

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

Cost of sales, measured as a percent of sales, increased in the third quarter and first nine months of 2018 primarily due to foreign currency effects (net of hedge losses). Additionally, cost of sales for the first nine months of 2018 were increased by the second quarter 2018 Communication Markets Division related restructuring charges as discussed in Note 5. This increase was partially offset by 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018, and selling price increases. Selling prices increased net sales year-on-year by 1.2 percent and 1.0 percent in third quarter and first nine months of 2018, respectively. These were partially offset by raw material cost increases and higher defined benefit pension and postretirement service cost expense and defined contribution expense.

Selling, General and Administrative Expenses:

SG&A in dollars decreased 5.5 percent and increased 21.5 percent in the third quarter and first nine months of 2018, respectively, when compared to the same period last year. The decrease in the third quarter of 2018 primarily relates to 2017 portfolio and supply chain footprint optimization charges that did not repeat in 2018. The increase in the first nine months is primarily associated with the Communication Markets Division-related restructuring charges (as discussed in Note 5) and the charge related to the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14).

Research, Development and Related Expenses:

R&D in dollars decreased $38 million in both the third quarter of 2018 and first nine months of 2018, respectively, when compared to the same period last year. The decrease primarily relates to R&D no longer incurred related to the Communication Markets Division, which was divested in the second quarter of 2018. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

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

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three and nine months ended September 30, 2018 versus 2017.

	Three months ended	Nine months ended
(Percent of net sales)	September 30, 2018	September 30, 2018
Same period last year	24.6%	24.9%
Increase/(decrease) in operating income margin, due to:
2017 divestiture of identity management business	—	(1.9)
Organic volume/productivity and other	0.7	1.5
Acquisitions/other divestiture gains	(0.3)	(0.3)
Communication Markets Division stranded costs	(0.1)	—
Selling price and raw material impact	0.3	0.3
Foreign exchange impacts	(0.5)	(0.4)
Legal-related charges	—	(0.2)
2018 divestiture of Communication Markets Division, net of related restructuring actions	—	1.6
Current period, excluding MN Natural Resource Damages (NRD) resolution	24.7%	25.5%
MN NRD resolution	—	(3.6)
Current period	24.7%	21.9%

Operating income margins increased 0.1 percentage point in the third quarter of 2018 when compared to the third quarter of 2017, and declined 3.0 percentage points in the first nine months of 2018 when compared to the first nine months of 2017.

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

•	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense and defined contribution expense.
•	Operating income margins increased year-on-year due to the lost lower-margin operating income from divested businesses.

Acquisitions/other divestiture gains:

•

Acquisition impacts (primarily related to Scott Safety) in addition to lower year-on-year divestiture gains other than the identity management business and Communication Markets decreased operating margins year-on-year.

Communication Markets Division stranded costs:

•	Remaining stranded costs to be addressed from the divestiture of the Communication Markets Division reduced operating margins year-on-year.

Selling price and raw material impact:

•	Higher selling prices, partially offset by raw material cost increases, benefited operating income margins year-on-year.

Foreign exchange impacts:

•	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

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

MN NRD Resolution:

•

Operating income margins for the first nine months of 2018 decreased 3.0 percentage points year-on-year. Excluding the first quarter 2018 impact of the Minnesota NRD resolution (as discussed earlier in the “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)” section and further in Note 14), operating margins increased 0.6 percentage points for the first nine months of 2018.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense increased in the third quarter and first nine months of 2018 compared to the same periods in 2017 due to higher U.S. average debt balances and higher borrowing costs. Interest income also increased year-on-year for the third quarter and first nine months of 2018 due to higher average interest rates and investment balances.

Effective January 1, 2018, in conjunction with 3M’s adoption of ASU No. 2017-07, all pension and postretirement net periodic benefit cost components (except the service cost component) are reported within other expense (income), net. For additional details, refer to Note 1 (Significant Accounting Policies). Year-on-year pension and postretirement net periodic benefit non-service costs increased $14 million and $37 million for the third quarter and first nine months of 2018, respectively. The year-on-year increases were primarily due to an increase in the net actuarial amortization expense.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2018	2017	2018	2017
Effective tax rate	21.3%	28.3%	24.0%	26.1%

The effective tax rate for the third quarter of 2018 was 21.3 percent, compared to 28.3 percent in 2017, a decrease of 7.0 percentage points. The effective tax rate for the first nine months of 2018 was 24.0 percent, compared to 26.1 percent in 2017, an decrease of 2.1 percentage points. The changes in the tax rates between years were impacted by many factors, including the enactment of the Tax Cuts and Jobs Act (TCJA) in December 2017 and measurement period adjustments to the Company’s provisional accounting thereof as further described in the Overview, “Operating income, operating income margin, income before taxes, net income, earnings per share, and effective tax rate adjusted for impacts of the Minnesota NRD resolution and the measurement period adjustment to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures)”  section and in Note 8. 3M’s provisional accounting is subject to adjustment during the measurement period of up to one year following the December 2017 enactment of the TCJA, as provided by recent SEC guidance.

Considering the impacts of the TCJA (including the Company’s measurement period adjustments through the third quarter of 2018 to the Company’s provisional accounting for the TCJA’s enactment) and other factors, 3M currently estimates its effective tax rate for

2018 will be approximately 23 to 25 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, measurement period adjustment effects on the provisional items such as the remaining analyses regarding the impact of the TCJA and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2018	2017	2018	2017
Net income attributable to noncontrolling interest	$3	$4	$12	$9

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $65 million and approximately $15 million, respectively, for the third quarter and first nine months of 2018 compared to 2017. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $24 million and $115 million for the three and nine months ended September 30, 2018. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Corporate and Unallocated operating expenses were largely flat and increased by $1.1 billion in the third quarter and first nine months of 2018, respectively, when compared to the same period last year. In the second quarter, operating expenses included the restructuring charge of $105 million discussed in Note 5 related to addressing corporate functional costs following the Communication Markets Division divestiture, net of operating income from contractual manufacturing and other arrangements described in the paragraph above. In the first quarter of 2018, the Minnesota NRD resolution ($897 million), inclusive of legal fees and other related obligations, was reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated increased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for the third quarter and first nine months of both 2018 and 2017 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K), Item 1, Business, for discussion of 3M products that are included in each business segment.

Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (millions)	$3,023	$3,023	$9,315	$8,905
Sales change analysis:
Organic local-currency	2.2%	7.1%	3.4%	6.0%
Divestitures	(0.1)	(0.6)	(0.1)	(0.6)
Translation	(2.1)	0.6	1.3	(0.3)
Total sales change	—%	7.1%	4.6%	5.1%

Operating income (millions)	$667	$672	$2,110	$1,910
Percent change	(0.7)%	6.0%	10.5%	(1.5)%
Percent of sales	22.1%	22.2%	22.7%	21.5%

Third Quarter 2018 results:

Sales in Industrial totaled $3.0 billion, which was flat compared to the same period last year. Organic local-currency sales increased 2.2 percent, divestitures decreased sales by 0.1 percent, and foreign currency translation decreased sales by 2.1 percent.

On an organic local-currency sales basis:

•

Sales growth was led by advanced materials, automotive and aerospace, and industrial adhesives and tapes. Benefits included 3M’s automotive OEM’s increased penetration across applications such as structural tapes, adhesives, acoustics, light weighting and electronics solutions.

•	Automotive aftermarket declined, as the industry saw a softer collision repair market versus prior year.

Acquisitions and divestitures:

•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
•	In May 2018, 3M divested an abrasives glass products business.

Operating income:

•	Operating income margins decreased 0.1 percentage points. Third quarter 2017 included a 0.3 percentage point impact from charges related to portfolio and footprint actions.

First Nine Months 2018 results:

Sales in Industrial totaled $9.3 billion, up 4.6 percent in U.S. dollars. Organic local-currency sales increased 3.4 percent, divestitures decreased sales by 0.1 percent, and foreign currency translation increased sales by 1.3 percent.

On an organic local-currency sales basis:

•

Sales growth increased in advanced materials, automotive and aerospace, abrasives, separation and purification, and industrial adhesives and tapes. Benefits included 3M’s automotive OEM’s increased penetration across applications such as structural tapes, adhesives, acoustics, light weighting and electronics solutions.

•	Automotive aftermarket sales declined, as growth in products and solutions for retail car care was more than offset by softening of the collision repair market.

Acquisitions and divestitures:

•	In January 2016, 3M completed its sale of its pressurized polyurethane foam adhesives business (formerly known as Polyfoam).
•	In October 2016, 3M sold the assets of its temporary protective films business.
•	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
•	In May 2018, 3M divested an abrasives glass products business.

Operating income:

Operating income margins increased 1.2 percentage points, helped by organic sales growth across most of the portfolio in addition to benefiting from expenses related to portfolio and footprint actions taken in the first nine months of 2017 that were not repeated in the first nine months of 2018.

Safety and Graphics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (millions)	$1,660	$1,551	$5,258	$4,670
Sales change analysis:
Organic local-currency	2.2%	6.5%	5.8%	5.0%
Acquisitions	8.9	—	9.8	—
Divestitures	(1.9)	(4.9)	(4.2)	(3.0)
Translation	(2.2)	0.8	1.2	(0.2)
Total sales change	7.0%	2.4%	12.6%	1.8%

Operating income (millions)	$412	$411	$1,375	$1,661
Percent change	0.4%	12.0%	(17.2)%	45.9%
Percent of sales	24.8%	26.4%	26.1%	35.6%

Third Quarter 2018 results:

Sales in Safety and Graphics totaled $1.7 billion, up 7.0 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent, acquisitions increased sales by 8.9 percent, divestitures reduced sales by 1.9 percent, and foreign currency translation decreased sales by 2.2 percent.

On an organic local-currency sales basis:

•	Sales increased in personal safety, transportation safety, and commercial solutions.
•	Sales declined in roofing granules, as production slowed within the shingle manufacturing industry when compared to prior year.

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

•	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•	Operating income margins decreased 1.6 percentage points, which included a 1.5 percentage point impact related to the impact on operating margins from the Scott Safety acquisition.

First Nine Months 2018 results:

Sales in Safety and Graphics totaled $5.3 billion, up 12.6 percent in U.S. dollars. Organic local-currency sales increased 5.8 percent, acquisitions increased sales by 9.8 percent, divestitures reduced sales by 4.2 percent, and foreign currency translation increased sales by 1.2 percent.

On an organic local-currency sales basis:

•	Sales increased in personal safety, commercial solutions, and transportation safety.
•	Sales declined in roofing granules due to the slower production within the shingle manufacturing industry during the third quarter.

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

•	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.

Operating income:

•	Operating income margins decreased 9.5 percentage points, primarily related to the year-on-year impact of 2017 divestiture gains.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (millions)	$1,445	$1,485	$4,501	$4,369
Sales change analysis:
Organic local-currency	(1.1)%	6.8%	1.7%	4.1%
Acquisitions	—	—	0.1	—
Translation	(1.7)	0.8	1.2	(0.2)
Total sales change	(2.8)%	7.6%	3.0%	3.9%

Operating income (millions)	$446	$467	$1,341	$1,304
Percent change	(4.4)%	10.3%	2.8%	(1.6)%
Percent of sales	30.9%	31.4%	29.8%	29.8%

Third Quarter 2018 results:

Sales in Health Care totaled $1.4 billion, down 2.8 percent in U.S. dollars. Organic local-currency sales decreased 1.1 percent, and foreign currency translation decreased sales by 1.7 percent.

On an organic local-currency sales basis:

•	Sales increased in food safety, health information systems, and oral care.
•	Sales declined in medical solutions, as strong growth in vascular access and advanced wound care solutions were more than offset by weaknesses in other areas of the portfolio.
•

Drug delivery systems also declined due to softness in project-based drug delivery business, which is highly dependent on the timing of regulatory approval processes and customer R&D budgets. However, the pipeline continues to strengthen and 3M expects the business to stabilize in 2019.

•	In developing markets, Health Care organic local-currency sales growth was led by China/Hong Kong.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•	Operating income margins decreased 0.5 percentage points year-on-year, largely due to lower organic sales growth within the portfolio.

First Nine Months 2018 results:

Sales in Health Care totaled $4.5 billion, up 3.0 percent in U.S. dollars. Organic local-currency sales increased 1.7 percent, acquisitions increased sales by 0.1 percent, and foreign currency translation increased sales by 1.2 percent.

On an organic local-currency sales basis:

•	Sales growth was led by food safety, health information systems, and medical solutions.
•	Oral care sales also increased, with continued positive growth internationally, particularly in developing economies.
•	Sales declined in drug delivery systems.

Acquisitions:

•	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.

Operating income:

•	Operating income margins were flat year-on-year.

Electronics and Energy Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (millions)	$1,443	$1,515	$4,130	$4,096
Sales change analysis:
Organic local-currency	2.3%	14.1%	3.0%	11.9%
Divestitures	(6.1)	(0.1)	(3.2)	(0.2)
Translation	(1.0)	—	1.0	(0.2)
Total sales change	(4.8)%	14.0%	0.8%	11.5%

Operating income (millions)	$457	$430	$1,659	$1,011
Percent change	6.2%	29.6%	64.1%	27.8%
Percent of sales	31.7%	28.4%	40.2%	24.7%

Third Quarter 2018 results:

Sales in Electronics and Energy totaled $1.4 billion, down 4.8 percent in U.S. dollars. Organic local-currency sales increased 2.3 percent, divestitures reduced sales by 6.1 percent, and foreign currency translation decreased sales by 1.0 percent.

Total sales within the electronics-related and energy-related businesses increased 1 percent and decreased 19 percent, respectively. Total sales increased 1 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 1 percent in 3M’s electronics-related businesses, driven by strong demand for specialty fluids and abrasives for the semiconductor and data center markets within electronics materials solutions. This growth was partially offset by a decline in display materials and systems due to softness in consumer electronics.

•	Sales increased 6 percent in 3M’s energy-related businesses, driven by strong growth in renewable energy and pipe coating solutions within electrical markets.
•	Sales increased 3 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and recorded a pre-tax gain of approximately $494 million. Refer to Note 3 for additional details.

Operating income:

•

Operating income margins increased 3.3 percentage points, driven by underlying productivity gains related to organic local-currency growth. Operating margins also increased 0.8 percentage points from the lost lower-margin operating income of the former Communication Markets Division.

First Nine Months 2018 results:

Sales in Electronics and Energy totaled $4.1 billion, up 0.8 percent in U.S. dollars. Organic local-currency sales increased 3.0 percent, divestitures reduced sales by 3.2 percent, and foreign currency translation increased sales by 1.0 percent.

Total sales within the electronics-related and energy-related businesses were increased 4 percent and decreased 5 percent, respectively. Total sales increased 4 percent in Asia Pacific.

On an organic local-currency sales basis:

•

Sales increased 3 percent in 3M’s electronics-related businesses, driven by increases in electronics materials solutions. This growth was partially offset by a decline in display materials and systems due to softness in consumer electronics.

•	Sales increased 5 percent in 3M’s energy-related businesses, driven by electrical markets.
•	Sales increased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

•	In December 2016, 3M sold the assets of its cathode battery technology out-licensing business.
•	In the fourth quarter of 2017, 3M sold the assets of its electrical marking/labeling business.
•	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and recorded a pre-tax gain of approximately $494 million. Refer to Note 3 for additional details.

Operating income:

•	Operating income margins increased 15.5 percentage points, driven by the Communication Markets Division divestiture gain.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (millions)	$1,235	$1,279	$3,585	$3,521
Sales change analysis:
Organic local-currency	(2.0)%	3.3%	1.3%	1.5%
Translation	(1.4)	0.3	0.5	0.2
Total sales change	(3.4)%	3.6%	1.8%	1.7%

Operating income (millions)	$291	$311	$770	$732
Percent change	(6.7)%	(1.1)%	5.1%	(11.6)%
Percent of sales	23.5%	24.3%	21.5%	20.8%

Third Quarter 2018 results:

Sales in Consumer totaled $1.2 billion, a decrease of 3.4 percent in U.S. dollars. Organic local-currency sales decreased 2.0 percent and foreign currency translation decreased sales by 1.4 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, while stationery and office, home care, and consumer health care declined.
•	Third quarter sales were impacted by stronger than expected second quarter sales in anticipation of the Company’s roll out of its ERP system in the U.S.

Operating income:

•

Operating income margins decreased 0.8 percentage points year-on-year, impacted by the ERP deployment in the U.S, partially offset by 0.7 percentage points of portfolio and footprint actions taken in the third quarter of 2017 that were not repeated in the third quarter of 2018.

First Nine Months 2018 results:

Sales in Consumer totaled $3.6 billion, an increase of 1.8 percent in U.S. dollars. Organic local-currency sales increased 1.3 percent and foreign currency translation increased sales by 0.5 percent.

On an organic local-currency sales basis:

•	Sales grew in home improvement, building on a track record of strong performance over the past several years.
•	Home care and stationery and office supplies were flat, while consumer health care declined.

Operating income:

•

Operating income margins increased 0.7 percentage points year-on-year, benefiting from expenses related to portfolio and footprint actions taken in the first nine months of 2017 that were not repeated in the first nine months of 2018.

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

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At September 30, 2018, there was no commercial paper issued and outstanding.

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

The Company’s total debt was $897 million higher at September 30, 2018 when compared to December 31, 2017. Increases in debt related to the third quarter 2018 issuance of $2.25 billion of medium-term notes, net of $450 million repayment of maturing medium-term notes and the net impact of repayments and borrowings of international subsidiaries along with foreign currency effects, partially offset by having zero commercial paper outstanding at September 30, 2018, as compared to $745 million at December 31, 2017. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of September 30, 2018, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in September 2018 and prior years is approximately $15.3 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11 of 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K).

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at September 30, 2018. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2018, this ratio was approximately 21 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $281 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at September 30, 2018. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At September 30, 2018, 3M had $3.6 billion of cash, cash equivalents and marketable securities, of which approximately $2.985 billion was held by the Company’s foreign subsidiaries and approximately $566 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2017, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.975 billion and $180 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2018 and December 31, 2017.

(Millions)	September 30, 2018	December 31, 2017	Change
Total debt	$14,846	$13,949	$897
Less: Cash, cash equivalents and marketable securities	3,550	4,156	(606)
Net debt (non-GAAP measure)	$11,296	$9,793	$1,503

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

The Company uses working capital measures that place emphasis and focus on certain working capital assets, such as accounts receivable and inventory activity.

Working capital (non-GAAP measure):

(Millions)	September 30, 2018	December 31, 2017	Change
Current assets	$14,419	$14,277	$142
Less: Current liabilities	7,336	7,687	(351)
Working capital (non-GAAP measure)	$7,083	$6,590	$493

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

Working capital increased $493 million compared with December 31, 2017. Current asset balance changes increased working capital by $142 million, driven by increases in accounts receivable and inventories (discussed further below), partially offset by decreases in cash and cash equivalents and marketable securities. Current liability balance changes increased working capital by $351 million, primarily due to decreases in short-term debt.

Accounts receivable increased $418 million from December 31, 2017, primarily due to increased sales. Foreign currency impacts decreased September 30, 2018 accounts receivable by $156 million and acquisitions, net of divestitures, decreased accounts receivable by $22 million. Inventory increased $403 million from December 31, 2017, impacted by maintenance of additional inventory during the deployment in the U.S. of the Company’s ERP system. Foreign currency impacts decreased September 30, 2018 inventory by $139 million and acquisitions, net of divestitures, decreased inventory by $21 million.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2018	2017

Net income including noncontrolling interest	$4,014	$4,344
Depreciation and amortization	1,117	1,195
Company pension and postretirement contributions	(303)	(314)
Company pension and postretirement expense	306	243
Stock-based compensation expense	258	266
Gain on sale of businesses	(530)	(490)
Income taxes (deferred and accrued income taxes)	49	144
Accounts receivable	(596)	(595)
Inventories	(562)	(436)
Accounts payable	148	(25)
Other — net	280	48
Net cash provided by operating activities	$4,181	$4,380

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2018, cash flows provided by operating activities decreased $199 million compared to the same period last year, with this decrease primarily due to the Minnesota NRD resolution. Additional factors that decreased operating cash flows were increases in inventory and accounts receivable. The combination of accounts receivable, inventories and accounts payable increased working capital by $1.010 billion in the first nine months of 2018, compared to the working capital increases of $1.056 billion in the first nine months of 2017. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2018	2017

Purchases of property, plant and equipment (PP&E)	$(1,046)	$(914)
Proceeds from sale of PP&E and other assets	143	18
Acquisitions, net of cash acquired	13	(12)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	714	(310)
Proceeds from sale of businesses, net of cash sold	806	862
Other — net	8	2
Net cash provided by (used in) investing activities	$638	$(354)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2018 capital spending to be approximately $1.6 billion as 3M continues to invest in its businesses.

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Proceeds from sale of businesses in the first nine months of 2018 primarily relate to the sale of substantially all of 3M’s Communication Markets Division and the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring within the Safety and Graphics business segment.

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

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2018	2017

Change in short-term debt — net	$(698)	$60
Repayment of debt (maturities greater than 90 days)	(456)	(650)
Proceeds from debt (maturities greater than 90 days)	2,247	—
Total cash change in debt	$1,093	$(590)
Purchases of treasury stock	(3,601)	(1,564)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	401	582
Dividends paid to shareholders	(2,406)	(2,104)
Other — net	(36)	(23)
Net cash used in financing activities	$(4,549)	$(3,699)

Total debt was approximately $14.8 billion at September 30, 2018 and $13.9 billion at December 31, 2017. Increases in debt related to the third quarter 2018 issuance of $2.25 billion of medium-term notes, which was partially offset by the $450 million repayment of maturing medium-term notes, the net impact of repayments and borrowings of international subsidiaries along with foreign currency effects, and the repayment of commercial paper. Outstanding commercial paper was zero at September 30, 2018, as compared to $745 million at December 31, 2017. Net commercial paper issuances and repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

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

3M has paid dividends each year since 1916. In January 2018, 3M’s Board of Directors declared a first-quarter 2018 dividend of $1.36 per share, an increase of 16 percent. This is equivalent to an annual dividend of $5.44 per share and marked the 60th consecutive year of dividend increases for 3M. In May 2018, 3M’s Board of Directors declared a third quarter 2018 dividend of $1.36 per share. In August 2018, 3M’s Board of Directors declared a third quarter 2018 dividend of $1.36 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the nine months ended September 30, 2018 and 2017.

In the first nine months of 2018, free cash flow conversion was impacted by the Minnesota NRD resolution, the measurement period adjustment relative to the accounting for the 2017 enactment of the TCJA, and the divestiture of the Communication Markets Division, net of related restructuring actions. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Nine months ended
	September 30,
(Millions)	2018	2017
Major GAAP Cash Flow Categories
Net cash provided by operating activities	$4,181	$4,380
Net cash provided by investing activities	638	(354)
Net cash used in financing activities	(4,549)	(3,699)

Free Cash Flow (non-GAAP measure)
Net cash provided by operating activities	$4,181	$4,380
Purchases of property, plant and equipment (PP&E)	(1,046)	(914)
Free cash flow	$3,135	$3,466
Net income attributable to 3M	$4,002	$4,335
Free cash flow conversion	78%	80%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s Current Report on Form 8-K dated May 8, 2018 (which updated 3M’s 2017 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2018. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

The Company completed implementation with respect to various processes/sub-processes in certain subsidiaries/locations, including aspects relative to the United States, and will continue to roll out the ERP system over the next several years. As with any new information technology application we implement, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. We concluded, as part of its evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected our internal control over financial reporting.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2018	714,575	$245.98	714,138	$4,894
February 1-28, 2018	1,420,634	$233.78	1,420,599	$4,562
March 1-31, 2018	1,791,496	$228.82	1,791,496	$4,152
Total January 1-March 31, 2018	3,926,705	$233.74	3,926,233	$4,152
April 1-30, 2018	2,135,968	$213.63	2,135,968	$3,696
May 1-31, 2018	3,283,170	$201.64	3,282,339	$3,034
June 1-30, 2018	2,358,619	$200.31	2,358,619	$2,562
Total April 1-June 30, 2018	7,777,757	$204.53	7,776,926	$2,562
July 1-31, 2018	1,851,663	$201.17	1,851,663	$2,189
August 1-31, 2018	1,813,661	$205.37	1,813,661	$1,817
September 1-30, 2018	1,476,649	$211.62	1,476,649	$1,504
Total July 1-September 30, 2018	5,141,973	$205.65	5,141,973	$1,504
Total January 1-September 30, 2018	16,846,435	$211.68	16,845,132	$1,504

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Date: October 25, 2018

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)