Form 10-Q
period 2019-06-30
3M CO
filed 2019-07-26
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number: 1-3285

3M COMPANY

(Exact name of registrant as specified in its charter)

Delaware	41-0417775
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3M Center, St. Paul, Minnesota	55144-1000
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (651) 733-1110 Not Applicable
(Former Name or Former Address, if Changed Since Last Report) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	MMM	New York Stock Exchange, Inc.
	MMM	Chicago Stock Exchange, Inc.
1.500% Notes due 2026	MMM26	New York Stock Exchange, Inc.
Floating Rate Notes due 2020		New York Stock Exchange, Inc.
0.375% Notes due 2022	MMM22A	New York Stock Exchange, Inc.
0.950% Notes due 2023	MMM23	New York Stock Exchange, Inc.
1.750% Notes due 2030	MMM30	New York Stock Exchange, Inc.
1.500% Notes due 2031	MMM31	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, $0.01 par value per share	575,279,050 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2019

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Net sales	$8,171	$8,390	$16,034	$16,668
Operating expenses
Cost of sales	4,313	4,227	8,623	8,463
Selling, general and administrative expenses	1,686	1,800	3,634	4,373
Research, development and related expenses	470	468	947	954
Gain on sale of businesses	—	(506)	(8)	(530)
Total operating expenses	6,469	5,989	13,196	13,260
Operating income	1,702	2,401	2,838	3,408

Other expense (income), net	256	51	304	93

Income before income taxes	1,446	2,350	2,534	3,315
Provision for income taxes	315	488	510	847
Net income including noncontrolling interest	$1,131	$1,862	$2,024	$2,468

Less: Net income attributable to noncontrolling interest	4	5	6	9

Net income attributable to 3M	$1,127	$1,857	$2,018	$2,459

Weighted average 3M common shares outstanding — basic	577.7	591.4	577.6	593.8
Earnings per share attributable to 3M common shareholders — basic	$1.95	$3.14	$3.49	$4.14

Weighted average 3M common shares outstanding — diluted	586.1	604.2	587.3	608.5
Earnings per share attributable to 3M common shareholders — diluted	$1.92	$3.07	$3.44	$4.04

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Net income including noncontrolling interest	$1,131	$1,862	$2,024	$2,468
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	123	(496)	200	(329)
Defined benefit pension and postretirement plans adjustment	196	114	280	230
Cash flow hedging instruments	(38)	162	(32)	101
Total other comprehensive income (loss), net of tax	281	(220)	448	2
Comprehensive income (loss) including noncontrolling interest	1,412	1,642	2,472	2,470
Comprehensive (income) loss attributable to noncontrolling interest	(5)	(1)	(7)	(4)
Comprehensive income (loss) attributable to 3M	$1,407	$1,641	$2,465	$2,466

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2019	2018
Assets
Current assets
Cash and cash equivalents	$2,849	$2,853
Marketable securities — current	139	380
Accounts receivable — net	5,374	5,020
Inventories
Finished goods	1,980	2,120
Work in process	1,348	1,292
Raw materials and supplies	972	954
Total inventories	4,300	4,366
Prepaids	949	741
Other current assets	440	349
Total current assets	14,051	13,709
Property, plant and equipment	25,565	24,873
Less: Accumulated depreciation	(16,567)	(16,135)
Property, plant and equipment — net	8,998	8,738
Operating lease right of use assets	879	—
Goodwill	10,574	10,051
Intangible assets — net	2,964	2,657
Other assets	1,503	1,345
Total assets	$38,969	$36,500
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$892	$1,211
Accounts payable	2,130	2,266
Accrued payroll	604	749
Accrued income taxes	223	243
Operating lease liabilities — current	247	—
Other current liabilities	3,169	2,775
Total current liabilities	7,265	7,244

Long-term debt	14,914	13,411
Pension and postretirement benefits	2,761	2,987
Operating lease liabilities	619	—
Other liabilities	3,268	3,010
Total liabilities	$28,827	$26,652
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,812	5,643
Retained earnings	41,362	40,636
Treasury stock, at cost: 368,754,006 shares at June 30, 2019; 367,457,888 shares at December 31, 2018	(29,828)	(29,626)
Accumulated other comprehensive income (loss)	(7,272)	(6,866)
Total 3M Company shareholders’ equity	10,083	9,796
Noncontrolling interest	59	52
Total equity	$10,142	$9,848
Total liabilities and equity	$38,969	$36,500

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2019	2018
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,024	$2,468
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	751	762
Company pension and postretirement contributions	(88)	(261)
Company pension and postretirement expense	176	204
Stock-based compensation expense	182	208
Gain on sale of businesses	(5)	(530)
Deferred income taxes	(74)	(1)
Loss on deconsolidation of Venezuelan subsidiary	162	—
Changes in assets and liabilities
Accounts receivable	(258)	(606)
Inventories	75	(337)
Accounts payable	(173)	(12)
Accrued income taxes (current and long-term)	(163)	234
Other — net	101	(87)
Net cash provided by (used in) operating activities	2,710	2,042

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(812)	(669)
Proceeds from sale of PP&E and other assets	3	96
Acquisitions, net of cash acquired	(704)	13
Purchases of marketable securities and investments	(751)	(964)
Proceeds from maturities and sale of marketable securities and investments	1,005	1,636
Proceeds from sale of businesses, net of cash sold	6	806
Other — net	18	(11)
Net cash provided by (used in) investing activities	(1,235)	907

Cash Flows from Financing Activities
Change in short-term debt — net	(441)	774
Repayment of debt (maturities greater than 90 days)	(871)	(6)
Proceeds from debt (maturities greater than 90 days)	2,265	6
Purchases of treasury stock	(1,101)	(2,537)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	365	305
Dividends paid to shareholders	(1,660)	(1,612)
Other — net	(34)	(26)
Net cash provided by (used in) financing activities	(1,477)	(3,096)

Effect of exchange rate changes on cash and cash equivalents	(2)	(105)

Net increase (decrease) in cash and cash equivalents	(4)	(252)
Cash and cash equivalents at beginning of year	2,853	3,053
Cash and cash equivalents at end of period	$2,849	$2,801

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

As described in Note 17, effective in the second quarter of 2019, the Company realigned its former five business segments into four to enable the Company to better serve global customers and markets. In addition, certain product lines were moved to better align with their respective end customers. Earlier in the first quarter of 2019, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the realignment of certain customer account activity in various countries (affecting dual credit reporting), creation of the Closure and Masking Systems and Medical Solutions divisions, and certain other actions that impacted segment reporting. Segment information presented herein reflects the impact of these changes for all periods presented.

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

3M has a subsidiary in Venezuela, the financial statements of which were remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary was immaterial as a percent of 3M’s consolidated operating income for 2018. The Venezuelan government sets official rates of exchange and conditions precedent to purchase foreign currency at these rates with local currency. The government has also operated various expanded secondary currency exchange mechanisms that have been eliminated and replaced from time to time. Such rates and conditions have been and continue to be subject to change. During the third quarter of 2018, the Venezuelan government effected a conversion of its currency to the Sovereign Bolivar (VES), essentially equating to its previous Venezuelan Bolivar divided by 100,000. For the periods presented through May 2019, the financial statements of 3M’s Venezuelan subsidiary were remeasured utilizing the rate associated with the secondary auction mechanism, Tipo de Cambio Complementario (DICOM), or its predecessor.

Note 1 in 3M’s 2018 Annual Report on Form 10-K provides additional information the Company considers in determining the exchange rate used relative to its Venezuelan subsidiary as well as factors which could lead to its deconsolidation. As described therein, a need to deconsolidate the Company’s Venezuelan subsidiary’s operations results from a lack of exchangeability of VES-denominated cash coupled with an acute degradation in the ability to make key operational decisions due to government regulations in Venezuela. 3M continued to review changes in these underlying factors such as the ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Venezuelan subsidiary’s capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation within Venezuela. In light of circumstances, including the country’s unstable environment and heightened unrest leading to sustained lack of demand, and expectation that these circumstances will continue for the foreseeable future, during May 2019, 3M concluded it no longer met the criteria of control in order to continue consolidating its Venezuelan operations. As a result, as of May 31, 2019, the Company began reflecting its interest in the Venezuelan subsidiary as an equity investment that does not have a readily determinable fair value. This resulted in a pre-tax charge of $162 million within other expense (income) in the second quarter of 2019. The charge primarily relates to $144 million of foreign currency translation losses associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy and pension elements previously included in accumulated other comprehensive loss along with write-down of intercompany receivable and investment balances associated with this subsidiary. Beginning May 31, 2019, 3M’s consolidated balance sheets and statements of operations no longer include the Venezuelan entity’s operations other than an immaterial equity investment and associated loss or income thereon largely only to the extent, if any, that 3M provides support or materials and receives funding or dividends.

3M has subsidiaries in Argentina, the operating income of which was less than one half of one percent of 3M’s consolidated operating income for 2018. Based on various indices, Argentina’s cumulative three-year inflation rate exceeded 100 percent in the second quarter of 2018, thus being considered highly inflationary. As a result, beginning in the third quarter of 2018, the financial statements of the Argentine subsidiaries were remeasured as if their functional currency were that of their parent. As of June 30, 2019, the Company had a balance of net monetary assets denominated in Argentine pesos (ARS) of approximately 200 million ARS and the exchange rate was approximately 43 ARS per U.S. dollar.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (6.7 million average options for the three months ended June 30, 2019; 6.0 million average options for the six months ended June 30, 2019; 3.5 million average options for the three months ended June 30, 2018; 2.7 million average options for the six months ended June 30, 2018). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to 3M	$1,127	$1,857	$2,018	$2,459

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	577.7	591.4	577.6	593.8
Dilution associated with the Company’s stock-based compensation plans	8.4	12.8	9.7	14.7
Denominator for weighted average 3M common shares outstanding – diluted	586.1	604.2	587.3	608.5

Earnings per share attributable to 3M common shareholders – basic	$1.95	$3.14	$3.49	$4.14
Earnings per share attributable to 3M common shareholders – diluted	$1.92	$3.07	$3.44	$4.04

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

Adopted using the modified retrospective approach

Impact on January 1, 2019 includes a $14 million increase in the balance of retained earnings and recording of additional lease assets and liabilities of $0.8 billion each

ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities

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

Simplifies related accounting by eliminating requirement to separately measure and report hedge ineffectiveness.

Expands an entity’s ability to hedge nonfinancial and financial risk components.

		January 1, 2019	See Note 12 for additional details. The adoption of this ASU did not have a material impact
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

ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

Aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees.

Clarifies that any share-based payment issued to a customer should be evaluated under ASC 606, Revenue from Contracts with Customers

		January 1, 2019	The adoption of this ASU did not have a material impact as 3M does not issue share-based payments to nonemployees or customers

Standards Adopted During the Current Fiscal Year (continued)
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
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

		January 1, 2019	Adoption of this ASU did not have a material impact as 3M has limited collaborative arrangements.
ASU No. 2017-09, Scope of Modification Accounting	● Provides that fewer changes to the terms of share-based payment awards will require accounting under the modification model (which generally would have required additional compensation cost).	January 1, 2018	● Adopted prospectively with no immediate impact. ● 3M does not typically make changes to the terms or conditions of its issued share-based payments.

Standards Issued and Not Yet Adopted
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (in conjunction with ASU No. 2018-19, 2019-04 and 2019-05)

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

See the “Relevant New Standards Issued Subsequent to Most Recent Annual Report” below for further discussion on ASU No. 2019-04 and 2019-05 issued in April 2019 and May 2019, respectively.

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
ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software

January 1, 2020

ASU permits either prospective or retrospective transition.

As 3M utilizes limited cloud-computing services where significant implementation costs are incurred, the Company does not expect this ASU to have a material impact.

Relevant New Standards Issued Subsequent to Most Recent Annual Report

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 – Financial Instruments and in May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief to Topic 326, Financial Instruments – Credit Losses. ASU No. 2019-04 provides narrow-scope amendments to help apply these recent standards, while ASU No. 2019-05 provides the option to make a one-time fair value election regarding certain assets which is not applicable for 3M as the Company does not have any assets carried under the fair value option.

The effective date for 3M is January 1, 2020 with early adoption permitted for certain amendments. The Company is currently assessing ASU No. 2019-04’s impact on 3M’s consolidated result of operations and financial condition.

NOTE 2. Revenue

Contract Balances:

Deferred revenue (current portion) as of June 30, 2019 and December 31, 2018 was $603 million and $617 million, respectively, and primarily relates to revenue that is recognized over time for one-year software license contracts, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. Approximately $110 million and $480 million of the December 31, 2018 balance was recognized as revenue during the three and six months ended June 30, 2019, respectively, while approximately $110 million and $390 million of the December 31, 2017 balance was recognized as revenue during the three and six months ended June 30, 2018, respectively. The amount of noncurrent deferred revenue is not significant.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Six months ended
	June 30,		June 30,
Net Sales (Millions)	2019	2018	2019	2018
Abrasives	$365	$400	$734	$809
Adhesives and Tapes	685	726	1,379	1,457
Automotive Aftermarket	309	355	619	704
Closure and Masking Systems	275	313	553	620
Communication Markets	—	67	—	161
Electrical Markets	302	325	613	634
Personal Safety	917	936	1,843	1,881
Roofing Granules	100	99	192	200
Other Safety and Industrial	8	32	14	55
Total Safety and Industrial Business Segment	$2,961	$3,253	$5,947	$6,521

Advanced Materials	$331	$316	$642	$619
Automotive and Aerospace	487	530	1,001	1,101
Commercial Solutions	469	498	924	979
Electronics	897	923	1,758	1,850
Transportation Safety	266	260	484	498
Other Transportation and Electronics	2	—	—	(1)
Total Transportation and Electronics Business Segment	$2,452	$2,527	$4,809	$5,046

Drug Delivery	$110	$119	$202	$238
Food Safety	85	83	168	164
Health Information Systems	297	205	557	410
Medical Solutions	793	768	1,557	1,541
Oral Care	338	342	679	696
Separation and Purification Sciences	208	214	411	428
Other Health Care	—	(1)	(5)	(2)
Total Health Care Business Group	$1,831	$1,730	$3,569	$3,475

Consumer Health Care	$102	$101	$200	$203
Home Care	248	255	505	524
Home Improvement	592	593	1,127	1,115
Stationery and Office	351	352	645	655
Other Consumer	10	8	20	20
Total Consumer Business Group	$1,303	$1,309	$2,497	$2,517

Corporate and Unallocated	$48	$12	$70	$12
Elimination of Dual Credit	(424)	(441)	(858)	(903)
Total Company	$8,171	$8,390	$16,034	$16,668

	Three months ended June 30, 2019
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$1,195	$709	$689	$369	$(1)	$2,961
Transportation and Electronics	641	1,269	389	154	(1)	2,452
Health Care	869	383	427	152	—	1,831
Consumer	812	242	140	109	—	1,303
Corporate and Unallocated	47	(2)	(1)	3	1	48
Elimination of Dual Credit	(160)	(186)	(51)	(28)	1	(424)
Total Company	$3,404	$2,415	$1,593	$759	$—	$8,171

	Six months ended June 30, 2019
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$2,345	$1,477	$1,409	$717	$(1)	$5,947
Transportation and Electronics	1,202	2,527	775	306	(1)	4,809
Health Care	1,650	761	865	293	—	3,569
Consumer	1,499	512	277	209	—	2,497
Corporate and Unallocated	66	—	—	5	(1)	70
Elimination of Dual Credit	(312)	(384)	(109)	(54)	1	(858)
Total Company	$6,450	$4,893	$3,217	$1,476	$(2)	$16,034

	Three months ended June 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$1,302	$770	$798	$384	$(1)	$3,253
Transportation and Electronics	642	1,303	424	158	—	2,527
Health Care	760	372	445	154	(1)	1,730
Consumer	797	251	152	110	(1)	1,309
Corporate and Unallocated	7	(1)	—	3	3	12
Elimination of Dual Credit	(160)	(191)	(61)	(28)	(1)	(441)
Total Company	$3,348	$2,504	$1,758	$781	$(1)	$8,390

	Six months ended June 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$2,518	$1,609	$1,631	$765	$(2)	$6,521
Transportation and Electronics	1,211	2,687	840	309	(1)	5,046
Health Care	1,508	757	904	307	(1)	3,475
Consumer	1,455	541	301	220	—	2,517
Corporate and Unallocated	7	—	—	3	2	12
Elimination of Dual Credit	(307)	(414)	(126)	(56)	—	(903)
Total Company	$6,392	$5,180	$3,550	$1,548	$(2)	$16,668

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

	2019 Acquisition Activity
		Finite-Lived
		Intangible-Asset
(Millions)		Weighted-Average
Asset (Liability)	M*Modal	Lives (Years)
Accounts receivable	$77
Other current assets	2
Property, plant, and equipment	8
Purchased finite-lived intangible assets:
Customer related intangible assets	275	14
Other technology-based intangible assets	160	6
Definite-lived tradenames	11	6
Purchased goodwill	517
Other assets	59
Accounts payable and other liabilities	(124)
Interest bearing debt	(251)
Deferred tax asset/(liability)	(30)

Net assets acquired	$704

Supplemental information:
Cash paid	$708
Less: Cash acquired	4
Cash paid, net of cash acquired	$704

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in the six months ended June 30, 2019 totaled $446 million. The associated finite-lived intangible assets acquired will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 11 years (lives ranging from 6 to 14 years).

In February 2019, 3M completed the acquisition of the technology business of M*Modal for $0.7 billion of cash, net of cash acquired, and assumption of $0.3 billion of M*Modal’s debt. Based in Pittsburgh, Pennsylvania, M*Modal is a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative. The allocation of purchase consideration related to M*Modal is considered preliminary with provisional amounts primarily related to intangible assets, working capital, certain tax-related and contingent liability amounts. 3M expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations for the second quarter of 2019 were approximately $75 million and $15 million, respectively. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations for the first six months of 2019 were approximately $125 million and $35 million, respectively. Proforma information related to the acquisition has not been included as the impact on the Company’s consolidated results of operations was not considered material.

In May 2019, 3M entered into an agreement to acquire Acelity Inc. and its KCI subsidiaries for a price plus an amount based on the number of days through closing, which together, are estimated at approximately $4.6 billion, subject to closing and other adjustments. The entities to be acquired also have outstanding debt and related items estimated at approximately $2.5 billion. Acelity is a leading global medical technology company focused on advanced wound care and specialty surgical applications marketed under the KCI brand. This transaction is expected to close in the fourth quarter of 2019 and will be reflected within the Company’s Health Care business, subject to customary closing conditions, regulatory approvals, and information or consultation requirements with relevant works councils.

There were no acquisitions that closed during the six months ended June 30, 2018.

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

In June 2019, 3M received a binding offer from Teledyne Technologies Incorporated to purchase 3M’s gas and flame detection business for $230 million, subject to closing and other adjustments. This business, with annual sales of approximately $120 million, is a leader in fixed and portable gas and flame detection. The transaction is expected to close in the second half of 2019, subject to customary closing conditions, regulatory approvals and consultation or information requirements with relevant works councils. The Company expects a pre-tax gain of approximately $110 million as a result of this divestiture that will be reported within the Company’s Safety and Industrial business.

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

Operating income and held for sale amounts:

The aggregate operating income of these businesses was approximately $25 million and immaterial in the first six months of 2018 and 2019, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2018 were not material and as of June 30, 2019 included the following:

June 30,
(Millions)	2019
Accounts receivable	$25
Inventory	25
Intangible assets	25

In addition, approximately $50 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of June 30, 2019, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 3 in 3M’s 2018 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 4. Goodwill and Intangible Assets

Goodwill from acquisitions totaled $517 million during the first six months of 2019. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2018 and June 30, 2019, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2018	4,716	1,857	3,248	230	10,051
Acquisition activity	—	—	517	—	517
Translation and other	(9)	(8)	(11)	34	6
Balance as of June 30, 2019	$4,707	$1,849	$3,754	$264	$10,574

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 17, effective in the second quarter of 2019, the Company realigned its former five business segments into four to enable the Company to better serve global customers and markets. In addition, effective in the first quarter of 2019, the Company changed its business segment reporting in its continuing effort to improve the alignment of its businesses around markets and customers. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. During the first and second quarters of 2019, the Company completed its assessment of any potential goodwill impairment for reporting units impacted by this new structure and determined that no impairment existed.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2019, and December 31, 2018, follow:

	June 30,	December 31,
(Millions)	2019	2018
Customer related intangible assets	$2,565	$2,291
Patents	540	542
Other technology-based intangible assets	738	576
Definite-lived tradenames	674	664
Other amortizable intangible assets	125	125
Total gross carrying amount	$4,642	$4,198

Accumulated amortization — customer related	(1,075)	(998)
Accumulated amortization — patents	(494)	(487)
Accumulated amortization — other technology-based	(368)	(333)
Accumulated amortization — definite-lived tradenames	(293)	(276)
Accumulated amortization — other	(89)	(88)
Total accumulated amortization	$(2,319)	$(2,182)

Total finite-lived intangible assets — net	$2,323	$2,016

Non-amortizable intangible assets (primarily tradenames)	641	641
Total intangible assets — net	$2,964	$2,657

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for the three and six months ended June 30, 2019 and 2018 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Amortization expense	$70	$63	$139	$127

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2019:

	Remainder of						After
(Millions)	2019	2020	2021	2022	2023	2024	2024
Amortization expense	$145	$276	$267	$253	$222	$191	$969

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

NOTE 5. Restructuring Actions and Exit Activities

2019 Restructuring Actions:

During the second quarter of 2019, in light of a slower than expected 2019, management approved and committed to undertake certain restructuring actions. These actions impacted approximately 2,000 positions worldwide, including attrition. The Company recorded a second quarter 2019 pre-tax charge of $148 million. The restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2019
Cost of sales	$18
Selling, general and administrative expenses	89
Research, development and related expenses	5
Total operating income impact	112
Other expense (income), net	36
Total income before taxes impact	$148

The operating income impact of these restructuring charges are summarized by business segment as follows:

	Second Quarter 2019
(Millions)	Employee-Related	Asset-Related	Total
Safety and Industrial	$11	$—	$11
Transportation and Electronics	8	—	8
Health Care	6	—	6
Consumer	5	—	5
Corporate and Unallocated	42	40	82
Total Operating Expense	$72	$40	$112

The 2019 actions included a voluntary early retirement incentive (further discussed in Note 11), the charge for which is included in other expense (income) net above.

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter of 2019	$108	$40	$148
Non-cash changes	(36)	(40)	(76)
Cash payments	(6)	—	(6)
Accrued restructuring action balances as of June 30, 2019	$66	$—	$66

Remaining activities related to this restructuring are expected to be completed largely through the first quarter of 2020.

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

(Millions)	Second Quarter 2018	Fourth Quarter 2018
Cost of sales	$12	$15
Selling, general and administrative expenses	89	16
Research, development and related expenses	4	1
Total	$105	$32

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter and fourth quarter of 2018	$125	$12	$137
Non-cash changes	—	(12)	(12)
Cash payments	(24)	—	(24)
Adjustments	(17)	—	(17)
Accrued restructuring action balances as of December 31, 2018	$84	$—	$84
Cash payments	(57)	—	(57)
Adjustments	(2)	—	(2)
Accrued restructuring action balances as of June 30, 2019	$25	$—	$25

Remaining activities related to this restructuring are expected to be largely completed through 2019.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Interest expense	$111	$88	$215	$170
Interest income	(18)	(16)	(38)	(37)
Pension and postretirement net periodic benefit cost (benefit)	1	(21)	(35)	(40)
Loss on deconsolidation of Venezuelan subsidiary	162	—	162	—
Total	$256	$51	$304	$93

Pension and postretirement net periodic benefit costs described in the table above include all components of defined benefit plan net periodic benefit costs except service cost, which is reported in various operating expense lines. Pension and postretirement net periodic benefit costs increased due to the charge related to the voluntary early retirement incentive program announced in May 2019. Refer to Note 11 for additional details on the voluntary early retirement incentive program in addition to the components of pension and postretirement net periodic benefit costs.

In the second quarter of 2019, the Company incurred a charge of $162 million related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 for additional details.

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.44 and $1.36 per share for the first and second quarters 2019 and 2018, respectively, or $2.88 and $2.72 per share for the first six months of 2019 and 2018, respectively.

Consolidated Changes in Equity

Three months ended June 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2019	$9,757	$5,764	$41,159	$(29,668)	$(7,552)	$54

Net income	1,131		1,127			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	123				122	1
Defined benefit pension and post-retirement plans adjustment	196				196	—
Cash flow hedging instruments	(38)				(38)	—
Total other comprehensive income (loss), net of tax	281
Dividends declared	(830)		(830)
Stock-based compensation	57	57
Reacquired stock	(404)			(404)
Issuances pursuant to stock option and benefit plans	150		(94)	244
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

Six months ended June 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02 (See Note 1)	—		853		(853)
Impact of adoption of ASU No. 2016-02 (See Note 1)	14		14
Net income	2,024		2,018			6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	200				199	1
Defined benefit pension and post-retirement plans adjustment	280				280	—
Cash flow hedging instruments	(32)				(32)	—
Total other comprehensive income (loss), net of tax	448
Dividends declared	(1,660)		(1,660)
Stock-based compensation	169	169
Reacquired stock	(1,070)			(1,070)
Issuances pursuant to stock option and benefit plans	369		(499)	868
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

Three months ended June 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2018	$11,039	$5,505	$38,453	$(26,178)	$(6,803)	$62

Net income	1,862		1,857			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(496)				(492)	(4)
Defined benefit pension and post-retirement plans adjustment	114				114	—
Cash flow hedging instruments	162				162	—
Total other comprehensive income (loss), net of tax	(220)
Dividends declared	(802)		(802)
Stock-based compensation	54	54
Reacquired stock	(1,591)			(1,591)
Issuances pursuant to stock option and benefit plans	86		(66)	152
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Six months ended June 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	2,468		2,459			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(329)				(324)	(5)
Defined benefit pension and post-retirement plans adjustment	230				230	—
Cash flow hedging instruments	101				101	—
Total other comprehensive income (loss), net of tax	2
Dividends declared	(1,612)		(1,612)
Stock-based compensation	198	198
Reacquired stock	(2,563)			(2,563)
Issuances pursuant to stock option and benefit plans	313		(520)	833
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2019, net of tax:	$(2,034)	$(5,565)	$47	$(7,552)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(40)	153	(30)	83
Amounts reclassified out	142	105	(20)	227
Total other comprehensive income (loss), before tax	102	258	(50)	310
Tax effect	20	(62)	12	(30)
Total other comprehensive income (loss), net of tax	122	196	(38)	280
Balance at June 30, 2019, net of tax:	$(1,912)	$(5,369)	$9	$(7,272)

Six months ended June 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02 (See Note 1)	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	63	153	(17)	199
Amounts reclassified out	142	209	(27)	324
Total other comprehensive income (loss), before tax	205	362	(44)	523
Tax effect	(6)	(82)	12	(76)
Total other comprehensive income (loss), net of tax	199	280	(32)	447
Balance at June 30, 2019, net of tax:	$(1,912)	$(5,369)	$9	$(7,272)

Three months ended June 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2018, net of tax:	$(1,470)	$(5,160)	$(173)	$(6,803)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(411)	—	182	(229)
Amounts reclassified out	—	151	28	179
Total other comprehensive income (loss), before tax	(411)	151	210	(50)
Tax effect	(81)	(37)	(48)	(166)
Total other comprehensive income (loss), net of tax	(492)	114	162	(216)
Balance at June 30, 2018, net of tax:	$(1,962)	$(5,046)	$(11)	$(7,019)

Six months ended June 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(282)	—	100	(182)
Amounts reclassified out	—	302	62	364
Total other comprehensive income (loss), before tax	(282)	302	162	182
Tax effect	(42)	(72)	(61)	(175)
Total other comprehensive income (loss), net of tax	(324)	230	101	7
Balance at June 30, 2018, net of tax	$(1,962)	$(5,046)	$(11)	$(7,019)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are also recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2019	2018	2019	2018	Statement
Cumulative translation adjustment
Deconsolidation of Venezuelan subsidiary	$(142)	$—	$(142)	$—	Other income (expense), net
Total before tax	(142)	—	(142)	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$(142)	$—	$(142)	$—

Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Prior service benefit	$16	$19	$32	$38	See Note 11
Net actuarial loss	(119)	(170)	(239)	(340)	See Note 11
Deconsolidation of Venezuelan subsidiary	(2)	—	(2)	—	Other income (expense), net
Total before tax	(105)	(151)	(209)	(302)
Tax effect	25	37	45	72	Provision for income taxes
Net of tax	$(80)	$(114)	$(164)	$(230)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$21	$(27)	$28	$(61)	Cost of sales
Interest rate swap contracts	(1)	(1)	(1)	(1)	Interest expense
Total before tax	20	(28)	27	(62)
Tax effect	(4)	7	(5)	15	Provision for income taxes
Net of tax	$16	$(21)	$22	$(47)
Total reclassifications for the period, net of tax	$(206)	$(135)	$(284)	$(277)

NOTE 8. Income Taxes

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 to 2014, and 2016, but the years have not closed as the Company is in the process of resolving open issues. The Company remains under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2017 and 2018. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions. As of June 30, 2019, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2019 and December 31, 2018 are $718 million and $655 million, respectively.

As of June 30, 2019 and December 31, 2018, the Company had valuation allowances of $97 million and $67 million on its deferred tax assets, respectively.

The effective tax rate for the second quarter of 2019 was 21.8 percent, compared to 20.8 percent in the second quarter of 2018, an increase of 1.0 percentage points. Primary factors that increased the Company’s effective tax rate included significant events such as the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions and the effects of the international tax provisions from U.S. tax reform. These increases were partially offset by the tax benefit related to the “held-for-sale” status of legal entities associated with the pending divestiture of the gas and flame detection business, prior year divestitures net of related actions, and increased benefit from stock options.

The effective tax rate for the first six months of 2019 was 20.1 percent, compared to 25.6 percent in the first six months of 2018, a decrease of 5.5 percentage points. Primary factors that decreased the Company’s effective tax rate included significant events such as prior year measurement period adjustments related to 2017 Tax Cuts and Jobs Act (TCJA), the tax benefit related to the “held-for-sale” status of legal entities associated with the pending divestiture of the gas and flame detection business, and prior year resolution of the NRD lawsuit (as described in Note 14). These decreases were partially offset by the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions and the effects of the international tax provisions from U.S. tax reform.

The Tax Cuts and Jobs Act (TCJA) was enacted in December 2017, after which the SEC staff issued Staff Accounting Bulletin 118, which provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. During the first quarter of 2018, 3M recognized a measurement period adjustment resulting in an additional tax expense of $217 million to its provisional accounting. Refer to Note 10 in 3M’s 2018 Annual Report on Form 10-K for more information on the impact of TCJA.

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

(Millions)	June 30, 2019	December 31, 2018
Commercial paper	$102	$366
Certificates of deposit/time deposits	34	10
U.S. municipal securities	3	3
Asset-backed securities	—	1
Current marketable securities	$139	$380

U.S. municipal securities	$46	$37
Non-current marketable securities	$46	$37

Total marketable securities	$185	$417

At June 30, 2019 and December 31, 2018, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at June 30, 2019 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2019
Due in one year or less	$139
Due after one year through five years	13
Due after five years through ten years	24
Due after ten years	9
Total marketable securities	$185

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

As of June 30, 2019, the Company had no commercial paper outstanding, compared to $435 million in commercial paper outstanding as of December 31, 2018.

In June 2019, 3M repaid $625 million aggregate principal amount of fixed-rate medium-term notes that matured.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2019. The maturities of long-term debt for the periods subsequent to June 30, 2019 are as follows (in millions):

Remainder of						After
2019	2020	2021	2022	2023	2024	2024	Total
$124	$1,332	$1,698	$1,612	$1,324	$1,101	$8,586	$15,777

NOTE 11. Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2019 and 2018 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2019	2018	2019	2018	2019	2018
Net periodic benefit cost (benefit)
Operating expense
Service cost	$63	$72	$33	$37	$11	$13
Non-operating expense
Interest cost	$156	$141	$39	$40	$21	$20
Expected return on plan assets	(260)	(272)	(75)	(79)	(21)	(21)
Amortization of prior service benefit	(6)	(6)	(3)	(3)	(7)	(10)
Amortization of net actuarial loss	92	126	19	29	8	15
Settlements, curtailments, special termination benefits and other	35	—	1	—	—	—
Total non-operating expense (benefit)	17	(11)	(19)	(13)	1	4
Total net periodic benefit cost (benefit)	$80	$61	$14	$24	$12	$17

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2019	2018	2019	2018	2019	2018
Net periodic benefit cost (benefit)
Operating expense
Service cost	$125	$144	$66	$73	$22	$26
Non-operating expense
Interest cost	$311	$282	$78	$80	$42	$40
Expected return on plan assets	(520)	(544)	(150)	(157)	(41)	(42)
Amortization of prior service benefit	(12)	(12)	(6)	(6)	(14)	(20)
Amortization of net actuarial loss	183	252	39	58	17	30
Settlements, curtailments, special termination benefits and other	35	—	1	—	—	—
Total non-operating expense (benefit)	(3)	(22)	(38)	(25)	4	8
Total net periodic benefit cost (benefit)	$122	$122	$28	$48	$26	$34

For the six months ended June 30, 2019, contributions totaling $86 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2019, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2019. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

In May 2019 (as part of the 2019 restructuring actions discussed in Note 5), the Company began offering a voluntary early retirement incentive program to certain eligible participants of its U.S. pension plans who meet age and years of pension service requirements. The eligible participants who accepted the offer and retired by July 1, 2019 received an enhanced pension benefit. Pension benefits were enhanced by adding one additional year of pension service and one additional year of age for certain benefit calculations. Approximately 800 participants accepted the offer and retired before July 1, 2019. As a result, the Company incurred a $35 million charge related to these special termination benefits in the second quarter of 2019.

In May 2019, 3M modified the 3M Retiree Life Insurance Plan postretirement benefit to close it to new participants effective August 1, 2019 (which results in employees who retire on or after August 1, 2019 not being eligible to participate in the plan) and reducing the maximum life insurance and death benefit to $8,000 for deaths on or after August 1, 2019. Due to these changes, the plan was re-measured in the second quarter of 2019, resulting in a decrease to the accumulated projected benefit obligation liability of approximately $150 million and a related increase to shareholders’ equity, specifically accumulated other comprehensive income in addition to an immaterial income statement benefit prospectively.

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

Additional information with respect to derivatives is included elsewhere as follows:

●	Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
●	Fair value of derivative instruments is included in Note 13.
●	Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 in 3M’s 2018 Annual Report on Form 10-K.

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

As of December 31, 2018, the Company had $700 million of notional amount in outstanding forward starting interest rate swaps as hedges against interest rate volatility with forecasted issuances of fixed rate debt. During the first six months of 2019, the Company entered into additional forward starting interest rate swaps with a notional amount of $551 million. Concurrent with the issuance of the medium-term notes in February 2019, 3M terminated $550 million of outstanding interest rate swaps. The termination resulted in an immaterial net loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) reclassified from accumulated other comprehensive income into income.

As of June 30, 2019, the Company had a balance of $9 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $14 million (after-tax loss) related to the forward starting interest rate swaps, which will be amortized over the respective lives of the notes. Based on exchange rates as of June 30, 2019, 3M expects to reclassify approximately $36 million, $24 million, $22 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months, over the remainder of 2019, in 2020, respectively, in addition to reclassifying approximately $37 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2020 (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Three months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$2	Cost of sales	$21
Interest rate swap contracts	(32)	Interest expense	(1)
Total	$(30)		$20

Six months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$32	Cost of sales	$28
Interest rate swap contracts	(49)	Interest expense	(1)
Total	$(17)		$27

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
	Portion of Derivative	Comprehensive Income		Recognized in Income
Three months ended June 30, 2018 (Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$179	Cost of sales	$(27)	Cost of sales	$—
Interest rate swap contracts	3	Interest expense	(1)	Interest expense	—
Total	$182		$(28)		$—

Six months ended June 30, 2018 (Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$100	Cost of sales	$(61)	Cost of sales	$—
Interest rate swap contracts	—	Interest expense	(1)	Interest expense	—
Total	$100		$(62)		$—

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

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three and six months ended June 30, 2019.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows for periods prior to 2019:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
	Recognized in Income		Recognized in Income
Three months ended June 30, 2018 (Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(1)	Interest expense	$1
Total		$(1)		$1

Six months ended June 30, 2018 (Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(12)	Interest expense	$12
Total		$(12)		$12

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Short-term borrowings and current portion of long-term debt	$—	$596	$—	$(4)
Long-term debt	1,284	1,276	26	18
Total	$1,284	$1,872	$26	$14

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

At June 30, 2019, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 830 million Euros and approximately 248 billion South Korean Won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion Euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2019 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Three months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(64)	Cost of sales	$—
Foreign currency forward contracts	(10)	Cost of sales	7
Total	$(74)		$7

Six months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$28	Cost of sales	$—
Foreign currency forward contracts	5	Cost of sales	12
Total	$33		$12

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
	Instrument	Recognized in Income
Three months ended June 30, 2018 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$299	Cost of sales	$—
Foreign currency forward contracts	23	Cost of sales	1
Total	$322		$1

Six months ended June 30, 2018 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$171	N/A	$(2)
Foreign currency forward contracts	17	Cost of sales	—
Total	$188		$(2)

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$—	Cost of sales	$(2)
Foreign currency forward contracts	Interest expense	(10)	Interest expense	(18)
Total		$(10)		$(20)

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$3	Cost of sales	$—
Foreign currency forward contracts	Interest expense	(114)	Interest expense	(91)
Total		$(111)		$(91)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30, 2019		Six months ended June 30, 2019
(Millions)	Cost of sales	Other expense (income), net	Cost of Goods Sold	Other expense (income), net)
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,313	$256	$8,623	$304

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$21	$—	$28	$—
Interest rate swap contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(1)	—	(1)

Gain or (loss) on fair value hedging relationships:
Interest rate swap contracts:
Hedged items	$—	$(7)	$—	$(12)
Derivatives designated as hedging instruments	—	7	—	12

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

	Gross	Assets		Liabilities
June 30, 2019	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$3,072	Other current assets	$67	Other current liabilities	$14
Foreign currency forward/option contracts	1,092	Other assets	46	Other liabilities	3
Interest rate swap contracts	1,804	Other assets	21	Other liabilities	59
Total derivatives designated as hedging instruments			$134		$76

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,166	Other current assets	$6	Other current liabilities	$9
Total derivatives not designated as hedging instruments			$6		$9

Total derivative instruments			$140		$85

	Gross	Assets		Liabilities
December 31, 2018	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,277	Other current assets	$74	Other current liabilities	$12
Foreign currency forward/option contracts	1,099	Other assets	39	Other liabilities	4
Interest rate swap contracts	1,000	Other current assets	—	Other current liabilities	14
Interest rate swap contracts	1,403	Other assets	19	Other liabilities	17
Total derivatives designated as hedging instruments			$132		$47

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,484	Other current assets	$14	Other current liabilities	$6
Total derivatives not designated as hedging instruments			$14		$6

Total derivative instruments			$146		$53

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2019, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2019	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$140	$42	$—	$98
Derivatives not subject to master netting agreements	—			—
Total	$140			$98

December 31, 2018
(Millions)
Derivatives subject to master netting agreements	$146	$38	$—	$108
Derivatives not subject to master netting agreements	—			—
Total	$146			$108

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
June 30, 2019	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$85	$42	$—	$43
Derivatives not subject to master netting agreements	—			—
Total	$85			$43

December 31, 2018
(Millions)
Derivatives subject to master netting agreements	$53	$38	$—	$15
Derivatives not subject to master netting agreements	—			—
Total	$53			$15

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $55 million and $121 million for the three and six months ended June 30, 2019. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$102	$—	$102	$—
Certificates of deposit/time deposits	34	—	34	—
U.S. municipal securities	49	—	—	49
Derivative instruments — assets:
Foreign currency forward/option contracts	119	—	119	—
Interest rate swap contracts	21	—	21	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	26	—	26	—
Interest rate swap contracts	59	—	59	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$366	$—	$366	$—
Certificates of deposit/time deposits	10	—	10	—
Asset-backed securities	1	—	1	—
U.S. municipal securities	40	—	—	40
Derivative instruments — assets:
Foreign currency forward/option contracts	127	—	127	—
Interest rate swap contracts	19	—	19	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	22	—	22	—
Interest rate swap contracts	31	—	31	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Beginning balance	$49	$30	$40	$30
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	9	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$49	$30	$49	$30
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2018 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments or adjustments to equity securities using the measurement alternative for the three and six months months ended June 30, 2019 and 2018.

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

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$14,914	$15,715	$13,411	$13,586

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at June 30, 2019 and December 31, 2018 due to lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 14. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, and commercial claims and lawsuits, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of June 30, 2019, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 1,660 individual claimants, compared to approximately 2,320 individual claimants with actions pending at December 31, 2018.

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

As a result of the settlements-in-principle of the coal mine dust lawsuits mentioned above, the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia), its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2019 for respirator mask/asbestos liabilities by $329 million, of which $313 million pre-tax (or $238 million after tax ($0.40 per diluted share)) was accrued in the first quarter of 2019. In the first six months of 2019, the Company made payments for legal fees and settlements of $67 million related to the respirator mask/asbestos litigation. As of June 30, 2019, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $935 million, up $262 million from the accrual at December 31, 2018. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2019, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2019, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2019, the Company, through its Aearo subsidiary, had accruals of $27 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

In May 2018, the EPA announced a four-step PFAS action plan, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA. In November 2018, EPA asked for public comment on draft toxicity assessments for two PFAS compounds, including PFBS. In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA is taking to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to groundwater contaminated with PFOA and PFOS, the EPA released draft interim recommendations in April 2019, aiming to provide guidance for screening levels and preliminary remediation goals to inform final clean-up levels of contaminated sites.

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

The Company cannot predict what additional regulatory actions arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

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

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit described above for $35 million and indemnification of the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS.

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. The St. John and Tennessee Riverkeeper cases, which relate to the 3M plant in Decatur, are stayed through November 2019.

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

In July 2018, the now former governor of Michigan requested that the now former Michigan Attorney General file a lawsuit against 3M and others related to PFAS in a public letter. In May 2019, the new Michigan Attorney General issued a request for proposal seeking outside legal expertise in pursuing claims against manufacturers, distributors, and other responsible parties related to PFAS.

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

In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund. One complaint was filed in Salem County and alleges the defendants should pay for clean-up and removal costs and damages as a result of alleged discharges of hazardous substances and pollutants by the defendants at DuPont’s Chambers Works facility in Pennsville, New Jersey. The other complaint was filed in Middlesex County and seeks similar relief relating to DuPont’s Parlin, New Jersey facility. 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees.

In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. We expect this lawsuit to be removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants.

In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This lawsuit is expected to be removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2000. As of June 30, 2019, 116 putative class action and other lawsuits have been filed against 3M and other defendants in various state and federal courts where current or former airports, military bases, or fire training facilities are or were located. In these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, personal injury and funds for medical monitoring. Several companies have been sued along with 3M, including Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. As of June 30, 2019, there were 106 cases in the MDL.

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

In New York, 3M is defending 46 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (“Saint-Gobain”), Honeywell International Inc. and E.I. DuPont De Nemours and Company. Plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. Plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. Plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs.

In Michigan, three putative class actions are pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine) and other defendants. The complaints include some or all of the following claims: negligence, trespass, intentional and negligent infliction of emotional distress, battery, products liability, public and private nuisance, fraudulent concealment, and unjust enrichment. The actions arise from Wolverine’s allegedly improper disposal of materials and wastes related to their shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product have contaminated the environment after being disposed of near drinking water sources. In addition to the three federal court putative class actions, as of June 30, 2019, 3M has been named as a defendant in 236 private individual actions in Michigan state court based on similar allegations. Wolverine also filed a third-party complaint against 3M in a suit by the State of Michigan against Wolverine seeking to compel Wolverine to investigate and address contamination associated with its historic disposal activity. 3M filed an answer and counterclaims to Wolverine’s third-party complaint in June 2019.

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

In Delaware, 3M is defending one putative class action filed in federal court relating to alleged contamination allegedly caused by waste from Wolverine World Wide, which used Scotchgard in its manufacture of leather products. 3M allegedly supplied Scotchgard to Wolverine. A second putative class action lawsuit filed against 3M in federal court in Delaware, relating to Wolverine, was transferred to Michigan in May 2019.

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

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio. The named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purports to represent a class of “all individuals residing within the United States who, at the time a class is certified in this case, have detectable levels of PFAS materials in their blood serum.” The plaintiff brings claims for negligence, battery, and conspiracy, but does not seek damages for personal injury, medical monitoring, or property damage. Instead, the plaintiff seeks an order finding the defendants “are liable and responsible for the PFAS in Plaintiff’s and the class members’ blood and/or bodies” and an order “establishing an independent panel of scientists” to be “tasked with independently studying, evaluating, reviewing, identifying, publishing, and notifying/informing the Class” of research results. 3M and other entities jointly filed a motion to dismiss in February 2019. The motion is fully briefed and remains pending.

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

Other PFAS-related Matters

In July 2019, the Company received a written request from the Subcommittee on Environment of the Committee on Oversight and Reform, U.S. House of Representatives, seeking certain documents and information relating to the Company’s manufacturing and distribution of PFAS products. The Company is cooperating with this request.

The Company operates under a 2009 consent order issued under the federal Toxic Substances Control Act (TSCA) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at its Decatur, Alabama site that does not permit release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. Environmental Protection Agency (EPA) and the Alabama Department of Environmental Management (ADEM). The Company continues to cooperate with the EPA and ADEM in their investigations and will work with the regulatory authorities to demonstrate full compliance with the release restrictions.

The Company is authorized to discharge wastewater from its Decatur plant pursuant to the terms of a Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit issued by ADEM. The NPDES permit requires the Company to report on a monthly and quarterly basis the quality and quantity of pollutants discharged to the Tennessee River. In June 2019, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both EPA and ADEM.

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

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company recently completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota, Alabama, Gendorf Germany, and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) or $186 million after tax ($0.32 per diluted share) in the first quarter of 2019. As of June 30, 2019, the Company had recorded liabilities of $251 million for “other environmental liabilities.” This accrual represents the Company’s best estimate of the probable loss: (i) to implement the Settlement Agreement and Consent Order with the MPCA (including the best estimate of the probable liability under the settlement of the NRD Lawsuit with the State of Minnesota for interim treatment of municipal and private wells), (ii) the remedial action agreement with ADEM, (iii) mitigation plans for the presence of PFAS in the soil and groundwater at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury), (iv) to cover certain environmental matters and litigation in which 3M is a defendant related to the manufacture and disposal of PFAS at five 3M facilities, including three in the United States and two in Europe. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of June 30, 2019, the Company had recorded liabilities of $22 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2019, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $33 million. The Company increased its receivable for insurance recoveries by $25 million in the first quarter of 2019. The insurance receivable was not changed in the second quarter of 2019. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation

As of June 30, 2019, the Company is a named defendant in lawsuits involving approximately 5,170 plaintiffs (compared to approximately 5,015 plaintiffs at December 31, 2018) who allege the Bair Hugger™ patient warming system caused a surgical site infection. Nearly all of the lawsuits are pending in federal court in Minnesota. The plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system (the Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a leading manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings). The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.

The U.S. Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In 2017, the U.S. District Court and the Minnesota state courts denied the plaintiffs’ motions to amend their complaints to add claims for punitive damages. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. The U.S. District Court is reconsidering that decision. In June 2019, the MDL judge heard oral argument on 3M’s motion for reconsideration. A decision is expected in approximately 60 days. In January 2018, the state court, after hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota. Plaintiffs appealed that ruling and the state court’s punitive damages ruling. In January 2019, the Minnesota Court of Appeals affirmed the Minnesota state court orders in their entirety. The Minnesota Supreme Court denied plaintiffs’ petition for review. Dismissal was entered in April 2019, effectively ending the Minnesota state court cases.

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

3M is defending one active state court action. The case is pending in Hidalgo County, Texas and combines Bair Hugger product liability claims with medical malpractice claims. Trial is set for May 2020. During the second quarter, 3M also defended three actions filed in Missouri state court. In an effort to avoid removal to federal court and transfer to the MDL, the plaintiffs in these cases named in-state 3M sales representatives as defendants and/or combined Bair Hugger product liability claims with medical malpractice claims against in-state providers. 3M removed each of these cases to federal court and moved to transfer them to the MDL. One case has been transferred and the other two are expected to be transferred during the third quarter of 2019. Plaintiffs opposed transfer to the MDL and are expected to file motions before the MDL judge to remand the cases to Missouri state court.

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

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. In May 2018, 3M reached a preliminary settlement for an amount that did not have a material impact to the Company of the lawsuit pending in the U.S. District Court for the District of Minnesota that sought certification of a class of dentists in the United States and its territories. The settlement is subject to the court’s approval and certification of the settlement class, with a right of class members to opt-out of the settlement and bring individual claims against the Company. The parties’ motion for preliminary approval was granted in April 2019. The final approval hearing is set for September 2019.

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As of June 30, 2019, the Company is a named defendant in approximately 1,050 lawsuits (including seven putative class actions) in various state and federal courts that purport to represent approximately 2,230 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. The court conducted a case management conference in June 2019 on a discovery plan and scheduling.

For product liability litigation matters described in this section for which a liability has been recorded, the Company believes the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

Compliance Matter

The Company, through its internal processes, discovered certain travel activities and related funding and record keeping issues raising concerns, arising from marketing efforts by certain business groups based in China. The Company initiated an internal investigation to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or other potentially applicable anti-corruption laws. The Company has retained outside counsel and a forensic accounting firm to assist with the investigation. On July 23, 2019, the Company voluntarily disclosed this investigation to both the Department of Justice and Securities and Exchange Commission and is cooperating with both agencies. The Company cannot predict at this time the outcome of its investigation or what potential actions may be taken by the Department of Justice or Securities and Exchange Commission.

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

The components of lease expense are as follows:

	Three months ended	Six months ended
(Millions)	June 30, 2019	June 30, 2019
Operating lease cost	$79	$151
Finance lease cost:
Amortization of assets	6	10
Interest on lease liabilities	1	1
Variable lease cost	22	42
Total net lease cost	$108	$204

Income related to sub-lease activity is immaterial for the Company.

Supplemental balance sheet information related to leases is as follows:

	Location on Face of	As of:
(Millions unless noted)	Balance Sheet	June 30, 2019
Operating leases:
Operating lease right of use assets	Operating lease right of use assets	$879

Current operating lease liabilities	Operating lease liabilities - current	$247
Noncurrent operating lease liabilities	Operating lease liabilities	619
Total operating lease liabilities		$866

Finance leases:
Property and equipment, at cost	Property, plant and equipment	$235
Accumulated amortization	Property, plant and equipment (accumulated depreciation)	(95)
Property and equipment, net		$140

Current obligations of finance leases	Other current liabilities	$16
Finance leases, net of current obligations	Other liabilities	121
Total finance lease liabilities		$137

Weighted average remaining lease term (in years):
Operating leases		5.9
Finance leases		9.3
Weighted average discount rate:
Operating leases		3.2%
Finance leases		3.8%

Supplemental cash flow and other information related to leases is as follows:

Six months ended
(Millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155
Operating cash flows from finance leases	1
Financing cash flows from finance leases	7

Right of use assets obtained in exchange for lease liabilities:
Operating leases	229
Finance leases	54

In the first quarter of 2019, 3M sold and leased-back certain recently constructed machinery and equipment in return for municipal securities, which in aggregate, were recorded as a finance lease asset and obligation of approximately $9 million. Refer to Note 9 in 3M’s 2018 Annual Report on Form 10-K for additional non-cash details associated with prior activity.

Maturities of lease liabilities were as follows:

	June 30, 2019
(Millions)	Finance Leases	Operating Leases
Remainder of 2019	$13	$147
2020	20	232
2021	16	158
2022	15	120
2023	15	84
After 2023	65	221
Total	$144	$962
Less: Amounts representing interest	(7)	(96)
Present value of future minimum lease payments	137	866
Less: Current obligations	16	247
Long-term obligations	$121	$619

As of June 30, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $16 million. These commitments pertain to 3M’s right of use buildings.

Disclosures related to periods prior to adoption of new lease standard:

Capital and Operating Leases:
Rental expense under operating leases was $393 million in 2018, $343 million in 2017 and $318 million in 2016. It is 3M’s practice to secure renewal rights for leases, thereby giving 3M the right, but not the obligation, to maintain a presence in a leased facility. 3M has the following primary capital leases:

●	In 2003, 3M recorded a capital lease asset and obligation of approximately 34 million British Pound (GBP), or approximately $43 million at December 31, 2018, exchange rates, for a building in the United Kingdom (with a lease term of 22 years).
●	3M sold and leased-back certain recently constructed machinery and equipment in return for municipal securities, which in aggregate, were recorded as a capital lease asset and obligation of approximately $13 million in 2018, $13 million in 2017, and $12 million in 2016, with an average remaining lease term remaining of 15 years at December 31, 2018.

Minimum lease payments under capital and operating leases with non-cancelable terms in excess of one year as of December 31, 2018, were as follows:

		Operating
(Millions)	Capital Leases	Leases
2019	$18	$283
2020	16	208
2021	14	153
2022	12	122
2023	12	92
After 2023	32	253
Total	$104	$1,111
Less: Amounts representing interest	12
Present value of future minimum lease payments	92
Less: Current obligations under capital leases	17
Long-term obligations under capital leases	$75

NOTE 16. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of June 30, 2019, the remaining shares available for grant under the LTIP Program are 21.9 million.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 37 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2019 and 2018.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Cost of sales	$9	$9	$31	$32
Selling, general and administrative expenses	36	33	118	142
Research, development and related expenses	7	7	33	34
Stock-based compensation expenses	$52	$49	$182	$208
Income tax benefits	$(28)	$(19)	$(108)	$(117)
Stock-based compensation expenses (benefits), net of tax	$24	$30	$74	$91

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	34,569	$138.98
Granted:
Annual	3,457	200.80
Exercised	(3,039)	89.26
Forfeited	(43)	201.03
June 30	34,944	$149.34	69	$1,135
Options exercisable
June 30	27,643	$134.86	59	$1,135

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2019, there was $97 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $341 million and $345 million during the six months ended June 30, 2019 and 2018, respectively. Cash received from options exercised was $270 million and $212 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $72 million and $73 million for the six months ended June 30, 2019 and 2018, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2019:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,789	$180.02
Granted
Annual	564	200.41
Other	8	186.08
Vested	(679)	148.00
Forfeited	(35)	184.52
As of June 30	1,647	$200.13

As of June 30, 2019, there was $109 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2019 and 2018 was $135 million and $154 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $26 million and $29 million for the six months ended June 30, 2019 and 2018, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2019:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	562	$188.96
Granted	162	207.49
Distributed	(210)	162.16
Performance change	(83)	207.20
Forfeited	(15)	209.44
As of June 30	416	$205.26

As of June 30, 2019, there was $27 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 20 months. The total fair value of performance shares that were distributed were $45 million and $48 million for the six months ended June 30, 2019 and 2018, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $9 million and $11 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 17. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in four business segments: Safety Industrial; Transportation and Electronics; Health Care; and Consumer. 3M’s four business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to other expense (income), which is not allocated to business segments. Further information about which is included in Note 6.

Effective in the second quarter of 2019, to enable the Company to better serve global customers and markets, the Company made the following changes to its business segments:

Realignment of the Company’s business segments from five to four

The Company realigned its former five business segments into four: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. Existing divisions were largely realigned to this new structure. In addition, certain retail auto care product lines formerly in the Automotive Aftermarket Division (now within the Safety and Industrial business segment) were moved to the Construction and Home Improvement Division (within the Consumer business segment). Also, product lines relating to the refrigeration filtration business, formerly included in the Separation and Purification Sciences Division (now within the Health Care business segment) were moved to Other Safety and Industrial (within the Safety and Industrial business segment). 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. Dual credit, which is based on which business segment provides customer account activity with respect to a particular product sold in a specific country, was reduced as a result of the closer alignment between customer account activity and their respective markets. The four business segments are as follows:

Safety and Industrial:  This segment includes businesses that serve the global industrial, electrical and safety markets. This business segment consists of personal safety, adhesives and tapes, abrasives, closure and masking systems, electrical markets, automotive aftermarket, and roofing granules. This segment also includes the Communication Markets Division (which was substantially sold in 2018) and the refrigeration filtration product lines (within Other Safety and Industrial).

Transportation and Electronics: This segment includes businesses that serve global transportation and electronic original equipment manufacturer (OEM) customers. This business segment consists of electronics (display materials and systems, electronic materials solutions), automotive and aerospace, commercial solutions, advanced materials, and transportation safety.

Health Care: This business segment serves the global healthcare industry and includes medical solutions, oral care, separation and purification sciences, health information systems, drug delivery systems, and food safety.

Consumer: This business serves global consumers and consists of home improvement, stationery and office supplies, home care, and consumer health care. This segment also includes, within the Construction and Home Improvement Division, certain retail auto care product lines.

In addition, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes, effective in the first quarter of 2019, and other revisions impacting business segment reporting:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country.

Creation of Closure and Masking Systems Division and Medical Solutions Division

●	3M created the Closure and Masking Systems Division, which combines the masking tape, packaging tape and personal care portfolios formerly within Industrial Adhesives and Tapes Division in the former Industrial business segment into a separate division also within the former Industrial business segment. 3M created the Medical Solutions Division in the Health Care business segment, which combines the former Critical and Chronic Care Division and Infection Prevention Division (which were also both within the Health Care business segment).

Additional actions impacting business segment reporting

●	The business associated with certain safety products sold through retail channels in the Asia Pacific region was realigned from the Personal Safety Division within the former Safety and Graphics business segment to the Construction and Home Improvement Division within the Consumer business segment. In addition, certain previously non-allocated costs related to manufacturing and technology of centrally managed material resource centers of expertise within Corporate and Unallocated are now reflected as being allocated to the business segments.

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Net Sales
Safety and Industrial	$2,961	$3,253	$5,947	$6,521
Transportation and Electronics	2,452	2,527	4,809	5,046
Health Care	1,831	1,730	3,569	3,475
Consumer	1,303	1,309	2,497	2,517
Corporate and Unallocated	48	12	70	12
Elimination of Dual Credit	(424)	(441)	(858)	(903)
Total Company	$8,171	$8,390	$16,034	$16,668

Operating Income
Safety and Industrial	$653	$1,285	$1,297	$2,056
Transportation and Electronics	592	669	1,115	1,325
Health Care	483	470	947	968
Consumer	268	279	501	511
Corporate and Unallocated	(193)	(200)	(818)	(1,236)
Elimination of Dual Credit	(101)	(102)	(204)	(216)
Total Company	$1,702	$2,401	$2,838	$3,408

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

3M business segment reporting measures include dual credit to business segments for certain sales and related operating income. Management evaluates each of its four business segments based on net sales and operating income performance, including dual credit reporting to further incentivize sales growth. As a result, 3M reflects additional (“dual”) credit to another business segment when the customer account activity (“sales district”) with respect to the particular product sold to the external customer is provided by a different business segment. This additional dual credit is largely reflected at the division level. For example, certain respirators are primarily sold by the Personal Safety Division within the Safety and Industrial business segment; however, a sales district within the Consumer business segment provides the contact for sales of the product to particular customers. In this example, the non-primary selling segment (Consumer) would also receive credit for the associated net sales initiated through its sales district and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income in total are unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:

●	Overview
●	Results of Operations
●	Performance by Business Segment
●	Financial Condition and Liquidity
●	Cautionary Note Concerning Factors That May Affect Future Results

Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled “Cautionary Note Concerning Factors That May Affect Future Results” in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As more fully described in both the Performance by Business Segment section in MD&A and in Note 17, effective in the second quarter of 2019, the Company realigned its former five business segments into four to enable the Company to better serve global customers and markets. In addition, certain product lines were moved to better align with their respective end customers. Earlier in the first quarter of 2019, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. These changes included the realignment of certain customer account activity in various countries (affecting dual credit reporting), creation of the Closure and Masking Systems and Medical Solutions divisions, and certain other actions that impacted segment reporting. Business segment information presented herein reflects the impact of these changes for all periods presented.

3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three and six months ended June 30, 2019 compared to 2018.

	Three months ended	Six months ended
(Earnings per diluted share)	June 30, 2019	June 30, 2019
Same period last year	$3.07	$4.04
Significant litigation-related charges	—	0.36
TCJA measurement period adjustment	—	1.16
Same period last year, excluding significant litigation-related charges and TCJA measurement period adjustment	$3.07	$5.56
Increase/(decrease) in earnings per share - diluted, due to:
2018 divestiture of Communication Markets Division, net of related restructuring actions	(0.48)	(0.48)
Organic growth/productivity and other	(0.19)	(0.35)
Second quarter 2019 restructuring actions	(0.21)	(0.21)
Acquisitions/divestitures	0.01	(0.07)
Foreign exchange impacts	—	(0.05)
Income tax rate	(0.07)	(0.12)
Shares of common stock outstanding	0.07	0.16
Current period, excluding significant litigation-related charges and Venezuelan deconsolidation	$2.20	$4.44
Significant litigation-related charges	—	0.72
Loss on deconsolidation of Venezuelan subsidiary	0.28	0.28
Current period	$1.92	$3.44

For the second quarter of 2019, net income attributable to 3M was $1.127 billion, or $1.92 per diluted share compared to $1.857 billion or $3.07 per diluted share in the same period last year, a decrease of 37.5 percent on a per diluted share basis. For the first six months of 2019, net income attributable to 3M was $2.018 billion, or $3.44 per diluted share compared to $2.459 billion or $4.04 per diluted share in the same period last year, a decrease of 14.9 percent on a per diluted share basis.

The Company refers to various “adjusted” amounts or measures on an “adjusted basis”. These exclude the 2019 charge related to the deconsolidation of the Company’s Venezuelan subsidiary, the 2018 and 2019 significant litigation-related charges, and the 2018 measurement period adjustments to the provisional amounts recorded in December 2017 from the enactment of the Tax Cuts and Jobs Act (TCJA). These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section below.

On an adjusted basis, net income attributable to 3M was $1.289 billion, or $2.20 per diluted share in the second quarter of 2019, a decrease of 28.3 percent on a per diluted share basis compared to second quarter 2018. Additionally, adjusted net income attributable to 3M was $2.604 billion, or $4.44 per diluted share for the six months ended 2019, compared to $3.386 billion, or $5.56 per diluted share for the first six months of 2018, a decrease of 20.1 percent on a per diluted share basis.

In the first six months of 2019, 3M experienced slowing in several key end markets (China, automotive and electronics) particularly in industrial-related businesses within Asia Pacific and the United States, which negatively impacted sales growth. The Company also experienced lower production volumes as all businesses aggressively reduced inventories in the second quarter of 2019.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

2018 divestiture of Communication Markets Division, net of related restructuring actions and exit activities:

●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Safety and Industrial business. During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions affected approximately 900 positions worldwide and resulted in a second quarter 2018 pre-tax charge of $105 million. The aggregate net impact of the gain on sale and related restructuring actions increased earnings per share by 48 cents per diluted share for both the second quarter and first six months of 2018 and reflects the specific income tax rate associated with these items.

Organic growth/productivity and other:

●	Negative organic local-currency sales combined with lower production volumes reduced earnings per diluted share. Higher raw material costs also contributed negatively to earnings per diluted share. These decreases were partially offset by selling price increases in addition to business transformation, which is having a positive impact on 3M’s productivity efforts.
●	On a combined basis, lower defined benefit pension and postretirement service cost expense decreased expense year-on-year.
●	Higher income related to non-service cost components of pension and postretirement expense, decreased expense year-on-year.
●	Interest expense (net of interest income) increased $21 million and $44 million for the second quarter and first six months of 2019, respectively, as a result of higher U.S. average debt balances and higher borrowing costs.

Second quarter 2019 restructuring actions:

●	During the second quarter of 2019, in light of a slower than expected 2019, management approved and committed to undertake certain restructuring actions. These actions span all business groups, functions and geographies, with emphasis on corporate structure and underperforming areas of the portfolio. These actions impacted approximately 2,000 positions worldwide, including attrition. The Company recorded a second quarter 2019 pre-tax charge of $148 million, or 21 cents per diluted share for both the second quarter and first six months of 2019. This amount reflects the specific income tax rate associated with these items. See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisition of M*Modal (first quarter 2019), decreased earnings per diluted share by 3 cents and 6 cents year-on-year for the second quarter and first six months of 2019, respectively. This net impact related to M*Modal included income from operations, more than offset by transaction and integration costs. Interest expense related to financing costs of M*Modal is also included.
●	Divestiture impacts, which include the incremental year-on-year pre-tax gain on divestitures and the lost operating income from divested businesses (other than lost income related to the divestiture of the Communication Markets Division), decreased earnings per diluted share by 2 cents and 4 cents year-on-year for the second quarter and first six months of 2019, respectively.
●	Remaining stranded costs and lost operating income related to the 2018 divestiture of the Communication Markets Division decreased earnings per diluted share by 1 cent and 4 cents year-on-year for the second quarter and first six months of 2019, respectively.
●	As a result of a “held for sale” tax benefit related to the legal entities associated with the pending divestiture of the Company’s gas and flame detection business, net of ongoing deal costs, earnings per diluted share increased 7 cents year-on-year for the second quarter and first six months of 2019.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) decreased pre-tax earnings year-on-year by approximately $2 million and $36 million, or the equivalent of an immaterial amount and 5 cents per diluted share for the second quarter and first six months of 2019, respectively, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	The effective tax rate for the second quarter of 2019 was 21.8 percent, an increase of 1.0 percentage points versus 2018. The effective tax rate for the first six months of 2019 was 20.1 percent, a decrease of 5.5 percentage points versus 2018. Excluding the significant litigation-related charges in the first quarter of 2018 and 2019, measurement period adjustment related to TCJA in the first quarter of 2018, and the deconsolidation of the Venezuelan subsidiary (as discussed below), the effective tax rate increased 0.1 percentage points year-on-year for the first six months of 2019.
●	Factors that changed the effective tax rate for the second quarter and first six months of 2019 primarily related to significant events such as the tax benefit related to the “held-for-sale” status of legal entities associated with the pending divestiture of the gas and flame detection business, significant litigation events, the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions and the effects of the international tax provisions from U.S. tax reform. Refer to Note 8 for additional details.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 7 cents and 16 cents per diluted share for the second quarter and first six months of 2019. Weighted-average diluted shares outstanding in the second quarter and first six months of 2019 declined 3.0 percent and 3.5 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $400 million and $1.1 billion of its own stock in the second quarter and first six months of 2019, respectively.

Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures):

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

In the second quarter of 2019, 3M recorded a pre-tax charge of $162 million related to the deconsolidation of the Company’s Venezuelan subsidiary as further discussed in Note 1.

In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustment to the impact of enactment of the TCJA. These items represent significant charges that impacted the Company’s financial results. Operating income, income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and an adjusted measure. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for these items is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of these items may not be comparable to similarly titled measures used by other companies.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change

Three months ended June 30, 2018 GAAP	$2,401	28.6%	$2,350	$488	20.8%	$1,857	$3.07
Three months ended June 30, 2018 adjusted amounts (non-GAAP measures)	$2,401	28.6%	$2,350	$488	20.8%	$1,857	$3.07

Three months ended June 30, 2019 GAAP	$1,702	20.8%	$1,446	$315	21.8%	$1,127	$1.92	(37.5)%
Adjustment for loss on deconsolidation of Venezuelan subsidiary			162	—		162	0.28
Three months ended June 30, 2019 adjusted amounts (non-GAAP measures)	$1,702	20.8%	$1,608	$315	19.6%	$1,289	$2.20	(28.3)%

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Six months ended June 30, 2018 GAAP	$3,408	20.4%	$3,315	$847	25.6%	$2,459	$4.04
Adjustment for significant litigation-related charges	897		897	187		710	1.16
Adjustment for measurement period accounting of TCJA				(217)		217	0.36
Six months ended June 30, 2018 adjusted amounts (non-GAAP measures)	$4,305	25.8%	$4,212	$817	19.4%	$3,386	$5.56

Six months ended June 30, 2019 GAAP	$2,838	17.7%	$2,534	$510	20.1%	$2,018	$3.44	(14.9)%
Adjustment for significant litigation-related charges	548		548	124		424	0.72
Adjustment for loss on deconsolidation of Venezuelan subsidiary			162	—		162	0.28
Six months ended June 30, 2019 adjusted amounts (non-GAAP measures)	$3,386	21.1%	$3,244	$634	19.5%	$2,604	$4.44	(20.1)%

Sales and operating income by business segment:

In the second quarter and first six months of 2019, 3M experienced slowing in several key end markets (China, automotive and electronics) particularly in industrial-related businesses within Asia Pacific and the United States, which negatively impacted sales growth. The Company also experienced lower production volumes as all businesses aggressively reduced inventories in the second quarter of 2019.

The following tables contain sales and operating income results by business segment for the three and six months ended June 30, 2019 and 2018. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2019 versus 2018 results, including Corporate and Unallocated. Refer to Note 17 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2019		2018		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$2,961	$653	$3,253	$1,285	(9.0)%	(49.2)%
Transportation and Electronics	2,452	592	2,527	669	(2.9)	(11.6)
Health Care	1,831	483	1,730	470	5.8	2.9
Consumer	1,303	268	1,309	279	(0.5)	(3.6)
Corporate and Unallocated	48	(193)	12	(200)	—	—
Elimination of Dual Credit	(424)	(101)	(441)	(102)	—	—
Total Company	$8,171	$1,702	$8,390	$2,401	(2.6)%	(29.1)%

	Six months ended June 30,
	2019		2018		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$5,947	$1,297	$6,521	$2,056	(8.8)%	(36.9)%
Transportation and Electronics	4,809	1,115	5,046	1,325	(4.7)%	(15.9)%
Health Care	3,569	947	3,475	968	2.7%	(2.2)%
Consumer	2,497	501	2,517	511	(0.8)%	(1.8)%
Corporate and Unallocated	70	(818)	12	(1,236)	—	—
Elimination of Dual Credit	(858)	(204)	(903)	(216)	—	—
Total Company	$16,034	$2,838	$16,668	$3,408	(3.8)%	(16.7)%

	Three months ended June 30, 2019
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Safety and Industrial	(5.0)%	—%	(1.9)%	(2.1)%	(9.0)%
Transportation and Electronics	(1.2)	—	—	(1.7)	(2.9)
Health Care	3.5	4.4	—	(2.1)	5.8
Consumer	0.7	—	—	(1.2)	(0.5)
Total Company	(0.9)%	0.9%	(0.8)%	(1.8)%	(2.6)%

	Six months ended June 30, 2019
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Safety and Industrial	(3.6)%	—%	(2.3)%	(2.9)%	(8.8)%
Transportation and Electronics	(2.3)	—	—	(2.4)	(4.7)
Health Care	2.1	3.6	(0.1)	(2.9)	2.7
Consumer	1.1	—	—	(1.9)	(0.8)
Total Company	(1.0)%	0.7%	(0.9)%	(2.6)%	(3.8)%

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2019 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended June 30, 2019
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,404	$2,415	$1,593	$759	$—	$8,171
% of worldwide sales	41.7%	29.6%	19.5%	9.2%	—	100.0%
Components of net sales change:
Volume — organic	(0.1)%	(1.1)%	(4.8)%	(0.7)%	—	(1.4)%
Price	0.2	0.2	1.2	1.4	—	0.5
Organic local-currency sales	0.1	(0.9)	(3.6)	0.7	—	(0.9)
Acquisitions	2.2	—	—	0.1	—	0.9
Divestitures	(0.6)	(0.2)	(1.8)	(0.8)	—	(0.8)
Translation	—	(2.4)	(4.0)	(2.9)	—	(1.8)
Total sales change	1.7%	(3.5)%	(9.4)%	(2.9)%	—	(2.6)%

Total sales change:
Safety and Industrial	(8.2)%	(7.8)%	(13.7)%	(4.0)%	—	(9.0)%
Transportation and Electronics	(0.1)%	(2.6)%	(8.4)%	(2.4)%	—	(2.9)%
Health Care	14.5%	2.8%	(4.0)%	(1.6)%	—	5.8%
Consumer	2.0%	(3.7)%	(8.0)%	(0.5)%	—	(0.5)%

Organic local-currency sales change:
Safety and Industrial	(6.7)%	(3.9)%	(6.0)%	0.6%	—	(5.0)%
Transportation and Electronics	(0.1)%	(0.8)%	(4.6)%	(0.3)%	—	(1.2)%
Health Care	4.7%	6.3%	(0.1)%	1.4%	—	3.5%
Consumer	2.0%	(1.1)%	(3.6)%	2.1%	—	0.7%

Additional information beyond what is included in the preceding table is as follows:

●	In the Asia Pacific geographic area, China/Hong Kong total sales decreased 5 percent and organic local-currency sales decreased 1 percent. In Japan, both total sales and organic local-currency sales were flat year-on-year.
●	In the Latin America/Canada geographic area, both total sales and organic local-currency sales increased 1 percent in Mexico. In Canada, total sales growth was flat, as organic local-currency sales growth of 3 percent was partially offset by foreign currency translation impacts. In Brazil, total sales decreased 3 percent, as organic local-currency sales growth of 3 percent was more than offset by foreign currency translation impacts.

	Six months ended June 30, 2019
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$6,450	$4,893	$3,217	$1,476	$(2)	$16,034
% of worldwide sales	40.2%	30.5%	20.1%	9.2%	—	100.0%
Components of net sales change:
Volume — organic	(0.7)%	(2.6)%	(2.8)%	(0.5)%	—	(1.7)%
Price	0.5	0.4	1.3	1.2	—	0.7
Organic local-currency sales	(0.2)	(2.2)	(1.5)	0.7	—	(1.0)
Acquisitions	1.9	—	0.1	0.1	—	0.7
Divestitures	(0.8)	(0.3)	(2.1)	(1.0)	—	(0.9)
Translation	—	(3.0)	(5.9)	(4.5)	—	(2.6)
Total sales change	0.9%	(5.5)%	(9.4)%	(4.7)%	—	(3.8)%

Total sales change:
Safety and Industrial	(6.9)%	(8.2)%	(13.6)%	(6.2)%	—	(8.8)%
Transportation and Electronics	(0.7)%	(5.9)%	(7.8)%	(1.1)%	—	(4.7)%
Health Care	9.4%	0.5%	(4.3)%	(4.5)%	—	2.7%
Consumer	3.0%	(5.4)%	(8.1)%	(4.8)%	—	(0.8)%

Organic local-currency sales change:
Safety and Industrial	(4.9)%	(3.5)%	(3.4)%	0.4%	—	(3.6)%
Transportation and Electronics	(0.7)%	(3.7)%	(2.2)%	2.4%	—	(2.3)%
Health Care	1.5%	4.8%	1.5%	0.2%	—	2.1%
Consumer	3.0%	(1.9)%	(1.8)%	0.1%	—	1.1%

Additional information beyond what is included in the preceding table is as follows:

●	In the Asia Pacific geographic area, China/Hong Kong total sales decreased 7 percent and organic local-currency sales decreased 3 percent. In Japan, total sales decreased 5 percent and organic local-currency sales decreased 4 percent.
●	In the Latin America/Canada geographic area, total sales decreased 1 percent in Mexico, while organic local-currency sales increased 1 percent. In Canada, total sales decreased 2 percent, as organic local-currency sales growth of 2 percent was more than offset by foreign currency translation impacts. In Brazil, total sales decreased 8 percent, as organic local-currency sales growth of 3 percent was more than offset by foreign currency translation impacts.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales and earnings in the second quarter and first six months of 2019 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $2.710 billion of operating cash flows in the first six months of 2019, an increase of $668 million when compared to the first six months of 2018, with this increase primarily due to the lower year-on-year significant litigation-related charges and the timing of associated payments that impacted both the first quarter of 2019 and first quarter of 2018. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2019, the Company purchased $1.1 billion of its own stock, compared to $2.5 billion of stock purchases in the first six months of 2018. As of June 30, 2019, approximately $8.4 billion remained available under the authorization. The Company continues to expect to purchase $1.0 billion to $1.5 billion of its own stock in 2019. In February 2019, 3M’s Board of Directors declared a first-quarter 2019 dividend of $1.44 per share, an increase of 6 percent. This marked the 61st consecutive year of dividend increases for 3M. In May 2019, 3M’s Board of Directors declared a second-quarter dividend of $1.44 per share.

3M currently has an AA- credit rating with a negative outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans in 2019. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2019.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2019	2018	Change	2019	2018	Change
Cost of sales	52.8%	50.3%	2.5%	53.8%	50.9%	2.9%
Selling, general and administrative expenses	20.6	21.5	(0.9)	22.7	26.2	(3.5)
Research, development and related expenses	5.8	5.6	0.2	5.9	5.7	0.2
Gain on sale of businesses	—	(6.0)	6.0	(0.1)	(3.2)	3.1
Operating income margin	20.8%	28.6%	(7.8)%	17.7%	20.4%	(2.7)%

3M expects global defined benefit pension and postretirement service cost expense in 2019 to decrease by approximately $60 million pre-tax when compared to 2018, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in defined benefit pension and postretirement service cost expense for the second quarter and first six months of 2019 was approximately $15 million and $30 million, respectively.

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

Cost of sales, measured as a percent of sales, increased in both the second quarter and first six months of 2019. Increases in the second quarter year-on-year primarily related to cost absorption penalties from lower production volumes as all businesses worked to reduce inventories. In the first six months of 2019, in addition to inventory reduction actions undertaken, the increase was primarily due to significant litigation-related charges taken in the first quarter of 2019 (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section).

Other factors that increased cost of sales as a percent of sales are foreign currency effects (net of hedge losses) and raw material cost increases. These factors were partially offset by selling price increases, which increased net sales year-on-year by 0.5 percent and 0.7 percent in the second quarter and first six months of 2019, respectively.

Selling, General and Administrative Expenses:

SG&A in dollars decreased 6.4 percent and 16.9 percent in the second quarter and first six months of 2019, respectively, when compared to the same period last year. The decrease in the second quarter primarily relates to indirect cost reductions. The decrease in the first six months of 2019 primarily relate to lower year-on-year impact related to significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section).

Research, Development and Related Expenses:

R&D in dollars increased $2 million and decreased $7 million in the second quarter and first six months of 2019, respectively, when compared to the same period last year. R&D, measured as a percent of sales, increased in the second quarter and first six months of 2019, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Gain on Sale of Businesses:

During the first quarter of 2019, the Company sold certain oral care technology comprising a business and reflected an earnout on a previous divestiture resulting in an aggregate immaterial gain. Refer to Note 3 for additional details on divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three and six months ended June 30, 2019 versus 2018.

	Three months ended	Six months ended
(Percent of net sales)	June 30, 2019	June 30, 2019
Same period last year	28.6%	20.4%
Significant litigation-related charges	—	5.4
Same period last year, excluding significant litigation-related charges	28.6%	25.8%
Increase/(decrease) in operating income margin, due to:
2018 divestiture of Communication Markets Division, net of related restructuring actions	(4.6)	(2.5)
Organic volume/productivity and other	(2.0)	(1.8)
Second quarter 2019 restructuring actions	(1.4)	(0.7)
Acquisitions/divestitures	(0.5)	(0.5)
Selling price and raw material impact	0.3	0.4
Foreign exchange impacts	0.4	0.4
Current period, excluding significant litigation-related charges	20.8%	21.1%
Significant litigation-related charges	—	(3.4)
Current period	20.8%	17.7%

Operating income margins decreased 7.8 percentage points in the second quarter of 2019 when compared to the second quarter of 2018, and decreased 2.7 percentage points in the first six months of 2019 when compared to the first six months of 2018. Excluding the significant litigation-related charges, operating margins decreased 4.7 percentage points to 21.1 percent in the first six months of 2019 when compared to the first six months of 2018. Refer to the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section above for additional details on the significant litigation-related charges.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

2018 divestiture of Communication Markets Division, net of related restructuring actions:

●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture. During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions resulted in a second quarter 2018 pre-tax charge of $105 million.

Organic volume/productivity and other:

●	Operating income margins decreased year-on-year due to negative organic local-currency growth and lower production volumes related to inventory reduction efforts. Productivity challenges were most pronounced in the Company’s industrial-related businesses within Asia Pacific and the United States. Continued margin benefits realized as part of the Company’s business transformation partially offset these operating income margin decreases.
●	Operating income margins increased year-on-year due to lower defined benefit pension and postretirement service cost expense.

Second quarter 2019 restructuring actions:

●	During the second quarter of 2019, in light of a slower than expected 2019, management approved and committed to undertake certain restructuring. Of the associated $148 million charge, $112 million impacted operating income while $35 million associated with a voluntary retirement incentive program impacted other expense (income). See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the on-going integration of M*Modal, which decreased operating income margins year-on-year.
●	Divestiture impacts (which is comprised of lower year-on-year divestiture gains other than the Communication Markets Division in addition to lost operating income from divested businesses) decreased operating income margins year-on-year.
●	Remaining stranded costs to be addressed from the 2018 divestiture of the Communication Markets Division also reduced operating margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices, partially offset by raw material cost increases, benefited operating income margins year-on-year.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) increased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for the first six months of 2018 and 2019 included the $897 million and $548 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense increased in the second quarter and first six months of 2019 compared to the same period in 2018 due to higher U.S. average debt balances and higher borrowing costs.

Other expense (income) increased year-on-year in the second quarter and first six months 2019 due to the impact of deconsolidation of the Company’s Venezuelan subsidiary. Refer to Note 1 for additional details. In addition, other expense (income) also increased year-on-year due to the charge associated with the voluntary retirement incentive program. Refer to Note 11 for additional details.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2019	2018	2019	2018
Effective tax rate	21.8%	20.8%	20.1%	25.6%

The effective tax rate for the second quarter of 2019 was 21.8 percent, compared to 20.8 percent in the second quarter of 2018, an increase of 1.0 percentage points. The effective tax rate for the first six months of 2019 was 20.1 percent, compared to 25.6 percent in the first six months 2018, a decrease of 5.5 percentage points. The changes in the tax rates between years were impacted by many factors, including measurement period adjustments related to the Tax Cuts and Jobs Act (TCJA) and significant litigation-related charges, and the impact from the deconsolidation of the Company’s Venezuelan subsidiary as further described in the Overview, Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section and in Note 8. Additional factors that impacted the tax rates between years were the tax benefit related to the “held-for-sale” status of the pending divestiture of the gas and flame detection business and the effects of the international tax provisions from U.S. tax reform.

3M currently estimates its effective tax rate for 2019 will be approximately 20 to 22 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2019	2018	2019	2018
Net income attributable to noncontrolling interest	$4	$5	$6	$9

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $2 million for the second quarter of 2019, and decreased pre-tax income by approximately $36 million for the six months ended June 30, 2019. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $55 million and $121 million for the three and six months ended June 30, 2019. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 17. Effective in the second quarter of 2019, to enable the Company to better serve global customers and markets, the Company made the following changes to its business segments:

Realignment of the Company’s business segments from five to four

The Company realigned its former five business segments into four: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. Existing divisions were largely realigned to this new structure. In addition, certain retail auto care product lines formerly in the Automotive Aftermarket Division (now within the Safety and Industrial business segment) were moved to the Construction and Home Improvement Division (within the Consumer business segment). Also, product lines relating to the refrigeration filtration business, formerly included in the Separation and Purification Sciences Division (now within the Health Care business segment) were moved to Other Safety and Industrial (within the Safety and Industrial business segment). 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. Dual credit, which is based on which business segment provides customer account activity with respect to a particular product sold in a specific country, was reduced as a result of the closer alignment between customer account activity and their respective markets. The four business segments are as follows:

Safety and Industrial:  This segment includes businesses that serve the global industrial, electrical and safety markets. This business segment consists of personal safety, adhesives and tapes, abrasives, closure and masking systems, electrical markets, automotive aftermarket, and roofing granules. This segment also includes the Communication Markets Division (which was substantially sold in 2018) and the refrigeration filtration product lines (within Other Safety and Industrial).

Transportation and Electronics: This segment includes businesses that serve global transportation and electronic original equipment manufacturer (OEM) customers. This business segment consists of electronics (display materials and systems, electronic materials solutions), automotive and aerospace, commercial solutions, advanced materials, and transportation safety.

Health Care: This business segment serves the global healthcare industry and includes medical solutions, oral care, separation and purification sciences, health information systems, drug delivery systems, and food safety.

Consumer: This business serves global consumers and consists of home improvement, stationery and office supplies, home care, and consumer health care. This segment also includes, within the Construction and Home Improvement Division, certain retail auto care product lines.

In addition, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes, effective in the first quarter of 2019, and other revisions impacting business segment reporting:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country.

Creation of Closure and Masking Systems Division and Medical Solutions Division

●	3M created the Closure and Masking Systems Division, which combines the masking tape, packaging tape and personal care portfolios formerly within Industrial Adhesives and Tapes Division in the former Industrial business segment into a separate division also within the former Industrial business segment. 3M created the Medical Solutions Division in the Health Care business segment, which combines the former Critical and Chronic Care Division and Infection Prevention Division (which were also both within the Health Care business segment).

Additional actions impacting business segment reporting

●	The business associated with certain safety products sold through retail channels in the Asia Pacific region was realigned from the Personal Safety Division within the former Safety and Graphics business segment to the Construction and Home Improvement Division within the Consumer business segment. In addition, certain previously non-allocated costs related to manufacturing and technology of centrally managed material resource centers of expertise within Corporate and Unallocated are now reflected as being allocated to the business segments.

Business segment information presented herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 17. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its divestiture in 2018. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses decreased in both the second quarter and first six months of 2019, when compared to the same periods last year. In the first quarter of 2018 and 2019, significant litigation-related charges of $897 million and $548 million, respectively, were reflected in Corporate and Unallocated. In the second quarter of 2018 and 2019, operating expenses included the restructuring charge of $105 million and $82 million, respectively, as further discussed in Note 5. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated decreased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for both the second quarter and first six months of 2019 and 2018 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2018 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales (millions)	$2,961	$3,253	$5,947	$6,521
Sales change analysis:
Organic local-currency	(5.0)%	6.2%	(3.6)%	4.6%
Acquisitions	—	5.4	—	5.1
Divestitures	(1.9)	(1.4)	(2.3)	(0.8)
Translation	(2.1)	1.0	(2.9)	2.8
Total sales change	(9.0)%	11.2%	(8.8)%	11.7%

Operating income (millions)	$653	$1,285	$1,297	$2,056
Percent change	(49.2)%	107.8%	(36.9)%	60.3%
Percent of sales	22.1%	39.5%	21.8%	31.5%

Second quarter 2019 results:

Sales in Safety and Industrial totaled $3.0 billion, a decrease of 9.0 percent compared to the same period last year. Organic local-currency sales decreased 5.0 percent, divestitures decreased sales by 1.9 percent, and foreign currency translation decreased sales by 2.1 percent.

On an organic local-currency sales basis:

●	Sales increased in roofing granules and personal safety, while industrial adhesives and tapes, electrical markets, abrasives, closure and masking, and automotive aftermarket declined year-on-year.
●	Softness and channel inventory reductions impacted sales growth, particularly in automotive aftermarket, abrasives and closure and masking.

Acquisitions:

●	Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems and other safety devices.

Divestitures:

●	2017 divestitures that impacted 2018 results relate to the sale of the safety prescription eyewear business (first quarter 2017) and assets of its electrical marking/labelling business (fourth quarter 2017).
●	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
●	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.
●	In May 2018, 3M divested an abrasives glass products business.
●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division.

Operating income:

●	Operating income margins decreased 17.4 percentage points, primarily impacted by the prior year gain on the divestiture of the Communication Markets Division, which resulted in a net year-on-year operating income margin reduction of 15.2 percentage points. Operating income margins were also negatively impacted by 0.4 percentage points related to the restructuring charges initiated in the second quarter of 2019.

First six months 2019 results:

Sales in Safety and Industrial totaled $5.9 billion, a decrease of 8.8 percent compared to the same period last year. Organic local-currency sales decreased 3.6 percent, divestitures decreased sales by 2.3 percent, and foreign currency translation decreased sales by 2.9 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety, while electrical markets, industrial adhesives and tapes, automotive aftermarket, roofing granules, abrasives, and closure and masking declined year-on-year.

Acquisitions:

●	Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems and other safety devices.

Divestitures:

●	2017 divestitures that impacted 2018 results relate to the sale of its safety prescription eyewear business (first quarter 2017) and assets of its electrical marking/labelling business (fourth quarter 2017).
●	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
●	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.
●	In May 2018, 3M divested an abrasives glass products business.
●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division.

Operating income:

●	Operating income margins decreased 9.7 percentage points, primarily related to the first quarter 2018 sale of certain personal safety product offerings and the divestiture of the Communication Markets Division, resulting in a net year-on-year operating income margin reduction of 7.8 percentage points. Operating income margins were also impacted by sales declines, particularly in Asia Pacific and the U.S, and lower production volumes related to inventory reduction efforts.

Transportation and Electronics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales (millions)	$2,452	$2,527	$4,809	$5,046
Sales change analysis:
Organic local-currency	(1.2)%	5.4%	(2.3)%	4.3%
Divestitures	—	(2.2)	—	(3.0)
Translation	(1.7)	1.3	(2.4)	2.8
Total sales change	(2.9)%	4.5%	(4.7)%	4.1%

Operating income (millions)	$592	$669	$1,115	$1,325
Percent change	(11.6)%	(35.6)%	(15.9)%	(17.6)%
Percent of sales	24.1%	26.5%	23.2%	26.3%

Second quarter 2019 results:

Sales in Transportation and Electronics totaled $2.5 billion, down 2.9 percent in U.S. dollars. Organic local-currency sales decreased 1.2 percent and foreign currency translation decreased sales by 1.7 percent.

Total sales decreased 3 percent within both the electronics-related businesses and within Asia Pacific.

On an organic local-currency sales basis:

●	Sales increased in advanced materials and transportation safety, while commercial solutions and automotive and aerospace declined.
●	Automotive and aerospace was impacted by the decline in global car and light truck builds along with channel inventory reductions within its Automotive OEM business, particularly in China.
●	Sales decreased 2 percent in 3M’s electronics-related businesses, with increases in display materials and systems more than offset by decreases in electronics materials solutions. Electronics-related growth was impacted by soft consumer electronics and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 1 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

●	2017 divestitures that impacted 2018 results included the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

Operating income:

●	Operating income margins decreased 2.4 percentage points, primarily impacted by continued sales declines, particularly in Asia Pacific and the U.S, and lower production volumes related to inventory reduction efforts. Operating income margins were also negatively impacted by 0.3 percentage points related to the restructuring charges initiated in the second quarter of 2019.

First six months 2019 results:

Sales in Transportation and Electronics totaled $4.8 billion, down 4.7 percent in U.S. dollars. Organic local-currency sales decreased 2.3 percent and foreign currency translation decreased sales by 2.4 percent.

Total sales decreased 5 percent within the electronics-related businesses in addition to a 6 percent decrease in Asia Pacific.

On an organic local-currency sales basis:

●	Sales increased in advanced materials, while commercial solutions and automotive and aerospace declined.
●	Transportation solutions was flat year-on-year.
●	Automotive and aerospace was impacted by the decline in global car and light truck builds along with channel inventory reductions within its Automotive OEM business, particularly in China.
●	Sales decreased 4 percent in 3M’s electronics-related businesses, with increases in display materials and systems more than offset by decreases in electronics materials solutions. Electronics-related growth was impacted by soft consumer electronics and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

●	2017 divestitures that impacted 2018 results included the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

Operating income:

●	Operating income margins decreased 3.1 percentage points, primarily impacted by continued sales declines, particularly in Asia Pacific and the U.S, and lower production volumes related to inventory reduction efforts. Operating income margin was also impacted by the restructuring charges initiated in the second quarter of 2019.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales (millions)	$1,831	$1,730	$3,569	$3,475
Sales change analysis:
Organic local-currency	3.5%	4.4%	2.1%	3.4%
Acquisitions	4.4	0.1	3.6	0.1
Divestitures	—	(0.3)	(0.1)	(0.2)
Translation	(2.1)	1.2	(2.9)	2.9
Total sales change	5.8%	5.4%	2.7%	6.2%

Operating income (millions)	$483	$470	$947	$968
Percent change	2.9%	8.6%	(2.2)%	8.1%
Percent of sales	26.4%	27.2%	26.5%	27.9%

Second quarter 2019 results:

Sales in Health Care totaled $1.8 billion, up 5.8 percent in U.S. dollars. Organic local-currency sales increased 3.5 percent, acquisitions increased sales by 4.4 percent, and foreign currency translation decreased sales by 2.1 percent.

On an organic local-currency sales basis:

●	Sales increased in health information systems, medical solutions, food safety and oral care, while separation and purification was flat.
●	Drug delivery declined year-on-year, as continued softness in the business negatively impacted overall Health Care organic growth.

Acquisitions:

●	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.
●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Operating income:

●	Operating income margins decreased 0.8 percentage points year-on-year, driven by a 1.8 percentage point impact related to the M*Modal acquisition. Operating income margins were also negatively impacted by 0.3 percentage points related to the restructuring charges initiated in the second quarter of 2019.

First six months 2019 results:

Sales in Health Care totaled $3.6 billion, up 2.7 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent, acquisitions increased sales by 3.6 percent, divestitures decreased sales by 0.1 percent, and foreign currency translation decreased sales by 2.9 percent.

On an organic local-currency sales basis:

●	Sales increased in health information systems, food safety, medical solutions and oral care, while separation and purification was flat.
●	Drug delivery declined year-on-year, as continued softness in the business negatively impacted overall Health Care organic growth.

Acquisitions:

●	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.
●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Operating income:

●	Operating income margins decreased 1.4 percentage points year-on-year, driven by a 1.9 percentage point impact related to the M*Modal acquisition. Operating income margin was also impacted by the restructuring charges initiated in the second quarter of 2019.

In May 2019, 3M entered into an agreement to acquire Acelity Inc. and its KCI subsidiaries for a price plus an amount based on the extent days through closing which together are estimated at approximately $4.6 billion, subject to closing and other adjustments. The entities to be acquired also have outstanding debt and related items estimated at approximately $2.5 billion. This transaction is expected to close in the second half of 2019 and will be reflected within the Company’s Health Care business. Refer to Note 3 for additional details.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales (millions)	$1,303	$1,309	$2,497	$2,517
Sales change analysis:
Organic local-currency	0.7%	4.6%	1.1%	3.4%
Acquisitions	—	0.2	—	0.3
Translation	(1.2)	0.3	(1.9)	1.5
Total sales change	(0.5)%	5.1%	(0.8)%	5.2%

Operating income (millions)	$268	$279	$501	$511
Percent change	(3.6)%	30.2%	(1.8)%	13.3%
Percent of sales	20.6%	21.3%	20.1%	20.3%

Second quarter 2019 results:

Sales in Consumer totaled $1.3 billion, a decrease of 0.5 percent in U.S. dollars. Organic local-currency sales increased 0.7 percent and foreign currency translation decreased sales by 1.2 percent.

On an organic local-currency sales basis:

●	Sales grew in consumer health care, stationery and office and home improvement, while home care declined.

Acquisitions:

●	Acquisition sales growth in 2018 reflects certain safety products sold through retail channels in the Asia Pacific region from the acquisition of Scott Safety in October 2017.

Operating income:

●	Operating income margins decreased 0.7 percentage points year-on-year. Operating income margins were negatively impacted by 0.4 percentage points related to the restructuring charges initiated in the second quarter of 2019.

First six months 2019 results:

Sales in Consumer totaled $2.5 billion, a decrease of 0.8 percent in U.S. dollars. Organic local-currency sales increased 1.1 percent and foreign currency translation decreased sales by 1.9 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement and consumer health care, while home care declined.
●	Geographically, the U.S. showed particular strength in the Company’s FiltreteTM and CommandTM brands, while Asia Pacific was impacted by lower consumer demand for respiratory solutions.

Acquisitions:

●	Acquisition sales growth in 2018 reflects certain safety products sold through retail channels in the Asia Pacific region from the acquisition of Scott Safety in October 2017.

Operating income:

●	Operating income margins decreased 0.2 percentage points year-on-year. Operating income margins were impacted by the restructuring charges initiated in the second quarter of 2019.

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

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At June 30, 2019, there was no commercial paper issued and outstanding, compared to $435 million outstanding at December 31, 2018.

Total debt:

The strength of 3M’s capital structure and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an AA- credit rating with a negative outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service.

The Company’s total debt was $1.2 billion higher at June 30, 2019 when compared to December 31, 2018. Increases in debt related to the first quarter 2019 issuance of $2.25 billion of medium-term notes, partially offset by the June 2019 repayment of $625 million aggregate principal amount of fixed-rate medium-term notes that matured in addition to lower commercial paper outstanding. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of June 30, 2019, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12 of 3M’s 2018 Annual Report on Form 10-K.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at June 30, 2019. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2019, this ratio was approximately 20 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $302 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at June 30, 2019. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At June 30, 2019, 3M had $3.0 billion of cash, cash equivalents and marketable securities, of which approximately $2.8 billion was held by the Company’s foreign subsidiaries and approximately $200 million was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2018, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.1 billion and $160 million, respectively.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2019 and December 31, 2018.

(Millions)	June 30, 2019	December 31, 2018	Change
Total debt	$15,806	$14,622	$1,184
Less: Cash, cash equivalents and marketable securities	3,034	3,270	(236)
Net debt (non-GAAP measure)	$12,772	$11,352	$1,420

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

Working capital (non-GAAP measure):

(Millions)	June 30, 2019	December 31, 2018	Change
Current assets	$14,051	$13,709	$342
Less: Current liabilities	7,265	7,244	21
Working capital (non-GAAP measure)	$6,786	$6,465	$321

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

Working capital increased $321 million compared with December 31, 2018. Current asset balance changes increased working capital by $342 million, driven by increases in accounts receivable, partially offset by decreases inventories (discussed further below). Current liability balance changes decreased working capital by $21 million, primarily due to increases in accruals related respirator mask/asbestos and other environmental liabilities (refer to Note 14 for additional details on these accruals) and the addition of the current portion of operating lease liabilities due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (refer to Note 15 for additional details on leases), partially offset by decreases in short-term debt.

Accounts receivable increased $354 million from December 31, 2018, primarily due to the receivables acquired from the M*Modal acquisition. Inventory decreased $66 million from December 31, 2018 as a result of the Company’s commitment to improve its response to slowing growth conditions in several key end markets and channel inventory adjustments by customers.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2019	2018

Net income including noncontrolling interest	$2,024	$2,468
Depreciation and amortization	751	762
Company pension and postretirement contributions	(88)	(261)
Company pension and postretirement expense	176	204
Stock-based compensation expense	182	208
Gain on sale of businesses	(5)	(530)
Income taxes (deferred and accrued income taxes)	(237)	233
Loss on deconsolidation of Venezuelan subsidiary	162	—
Accounts receivable	(258)	(606)
Inventories	75	(337)
Accounts payable	(173)	(12)
Other — net	101	(87)
Net cash provided by (used in) operating activities	$2,710	$2,042

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2019, cash flows provided by operating activities increased $668 million compared to the same period last year, with this increase primarily due to lower year-on-year significant litigation-related charges and the timing of associated payments. Factors that decreased operating cash flows were increases in inventory and accounts receivable. The combination of accounts receivable, inventories and accounts payable increased working capital by $356 million in the first six months of 2019, compared to the working capital increases of $955 million in the first six months of 2018. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2019	2018

Purchases of property, plant and equipment (PP&E)	$(812)	$(669)
Proceeds from sale of PP&E and other assets	3	96
Acquisitions, net of cash acquired	(704)	13
Purchases and proceeds from maturities and sale of marketable securities and investments, net	254	672
Proceeds from sale of businesses, net of cash sold	6	806
Other — net	18	(11)
Net cash provided by (used in) investing activities	$(1,235)	$907

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

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2019	2018

Change in short-term debt — net	$(441)	$774
Repayment of debt (maturities greater than 90 days)	(871)	(6)
Proceeds from debt (maturities greater than 90 days)	2,265	6
Total cash change in debt	$953	$774
Purchases of treasury stock	(1,101)	(2,537)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	365	305
Dividends paid to shareholders	(1,660)	(1,612)
Other — net	(34)	(26)
Net cash provided by (used in) financing activities	$(1,477)	$(3,096)

Total debt was approximately $15.8 billion at June 30, 2019 and $14.6 billion at December 31, 2018. Increases in debt related to the first quarter 2019 issuance of $2.25 billion of medium-term notes. Repayment of debt primarily consists of the June 2019 repayment of $625 million aggregate principal amount of fixed-rate medium-term notes that had matured, in addition to debt assumed and subsequently repaid as a result of the Company’s acquisition of M*Modal. Outstanding commercial paper was zero at June 30, 2019, as compared to $435 million at December 31, 2018. Net commercial paper issuances and repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2019, the Company purchased $1.1 billion of its own stock. The Company continues to expect full-year 2019 gross share repurchases to be between $1.0 billion to $1.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2019, 3M’s Board of Directors declared a first-quarter 2019 dividend of $1.44 per share, an increase of 6 percent. This is equivalent to an annual dividend of $5.76 per share and marked the 61st consecutive year of dividend increases. In May 2019, 3M’s Board of Directors declared a second-quarter 2019 dividend of $1.44 per share.

Other cash flows from financing activities may include various other items, such as distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the six months ended June 30, 2019 and 2018.

In the first six months of 2019, free cash flow conversion was impacted by significant litigation-related charges and the impact from the deconsolidation of the Company’s Venezuelan subsidiary. In the first six months of 2018, free cash flow conversion was impacted by significant litigation-related charges and the measurement period adjustment relative to the accounting for the 2017 enactment of the TCJA. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Six months ended
	June 30,
(Millions)	2019	2018
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$2,710	$2,042
Net cash provided by (used in) investing activities	(1,235)	907
Net cash provided by (used in) financing activities	(1,477)	(3,096)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$2,710	$2,042
Purchases of property, plant and equipment (PP&E)	(812)	(669)
Free cash flow	$1,898	$1,373
Net income attributable to 3M	$2,018	$2,459
Free cash flow conversion	94%	56%

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
●	worldwide economic, political, regulatory, capital markets and other external conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
●	new business opportunities, product development, and future performance or results of current or anticipated products,
●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
●	the outcome of contingencies, such as legal and regulatory proceedings,
●	future levels of indebtedness, common stock repurchases and capital spending,
●	future availability of and access to credit markets,
●	pension and postretirement obligation assumptions and future contributions,
●	asset impairments,
●	tax liabilities,
●	information technology security, and
●	the effects of changes in tax (including the Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2018 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2019. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an AA- credit rating with a negative outlook from Standard & Poor’s and has an A1 credit rating with a stable outlook from Moody’s Investors Service. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2019	1,723,445	$192.18	1,723,187	$9,065
February 1-28, 2019	1,052,365	$204.91	1,048,301	$8,850
March 1-31, 2019	355,200	$204.83	355,200	$8,777
Total January 1-March 31, 2019	3,131,010	$197.89	3,126,688	$8,777
April 1-30, 2019	—	$—	—	$8,777
May 1-31, 2019	1,172,572	$170.30	1,172,572	$8,578
June 1-30, 2019	1,197,673	$169.25	1,197,673	$8,375
Total April 1-June 30, 2019	2,370,245	$169.77	2,370,245	$8,375
Total January 1-June 30, 2019	5,501,255	$185.78	5,496,933	$8,375
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 26, 2019

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)