Form 10-Q
period 2019-09-30
3M CO
filed 2019-10-25
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2019
Common Stock, $0.01 par value per share	575,050,655 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2019

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Net sales	$7,991	$8,152	$24,025	$24,820
Operating expenses
Cost of sales	4,188	4,159	12,811	12,622
Selling, general and administrative expenses	1,455	1,547	5,089	5,920
Research, development and related expenses	443	430	1,390	1,384
Gain on sale of businesses	(106)	—	(114)	(530)
Total operating expenses	5,980	6,136	19,176	19,396
Operating income	2,011	2,016	4,849	5,424

Other expense (income), net	45	51	349	144

Income before income taxes	1,966	1,965	4,500	5,280
Provision for income taxes	378	419	888	1,266
Net income including noncontrolling interest	$1,588	$1,546	$3,612	$4,014

Less: Net income attributable to noncontrolling interest	5	3	11	12

Net income attributable to 3M	$1,583	$1,543	$3,601	$4,002

Weighted average 3M common shares outstanding — basic	576.5	585.6	577.2	591.1
Earnings per share attributable to 3M common shareholders — basic	$2.75	$2.64	$6.24	$6.77

Weighted average 3M common shares outstanding — diluted	583.0	598.4	585.9	605.1
Earnings per share attributable to 3M common shareholders — diluted	$2.72	$2.58	$6.15	$6.61

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Net income including noncontrolling interest	$1,588	$1,546	$3,612	$4,014
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(202)	(112)	(2)	(441)
Defined benefit pension and postretirement plans adjustment	76	114	356	344
Cash flow hedging instruments	8	46	(24)	147
Total other comprehensive income (loss), net of tax	(118)	48	330	50
Comprehensive income (loss) including noncontrolling interest	1,470	1,594	3,942	4,064
Comprehensive (income) loss attributable to noncontrolling interest	(3)	—	(10)	(4)
Comprehensive income (loss) attributable to 3M	$1,467	$1,594	$3,932	$4,060

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2019	2018
Assets
Current assets
Cash and cash equivalents	$7,731	$2,853
Marketable securities — current	30	380
Accounts receivable — net	5,020	5,020
Inventories
Finished goods	1,890	2,120
Work in process	1,231	1,292
Raw materials and supplies	886	954
Total inventories	4,007	4,366
Prepaids	717	741
Other current assets	515	349
Total current assets	18,020	13,709
Property, plant and equipment	25,508	24,873
Less: Accumulated depreciation	(16,617)	(16,135)
Property, plant and equipment — net	8,891	8,738
Operating lease right of use assets	834	—
Goodwill	10,410	10,051
Intangible assets — net	2,847	2,657
Other assets	1,548	1,345
Total assets	$42,550	$36,500
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,960	$1,211
Accounts payable	2,079	2,266
Accrued payroll	669	749
Accrued income taxes	137	243
Operating lease liabilities — current	241	—
Other current liabilities	2,735	2,775
Total current liabilities	7,821	7,244

Long-term debt	17,479	13,411
Pension and postretirement benefits	2,667	2,987
Operating lease liabilities	584	—
Other liabilities	3,235	3,010
Total liabilities	$31,786	$26,652
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Additional paid-in capital	5,861	5,643
Retained earnings	42,085	40,636
Treasury stock, at cost: 368,982,401 shares at September 30, 2019; 367,457,888 shares at December 31, 2018	(29,865)	(29,626)
Accumulated other comprehensive income (loss)	(7,388)	(6,866)
Total 3M Company shareholders’ equity	10,702	9,796
Noncontrolling interest	62	52
Total equity	$10,764	$9,848
Total liabilities and equity	$42,550	$36,500

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2019	2018
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,612	$4,014
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,130	1,117
Company pension and postretirement contributions	(129)	(303)
Company pension and postretirement expense	242	306
Stock-based compensation expense	230	258
Gain on sale of businesses	(111)	(530)
Deferred income taxes	(88)	(73)
Loss on deconsolidation of Venezuelan subsidiary	162	—
Changes in assets and liabilities
Accounts receivable	(14)	(596)
Inventories	255	(562)
Accounts payable	(222)	148
Accrued income taxes (current and long-term)	(53)	122
Other — net	(282)	280
Net cash provided by (used in) operating activities	4,732	4,181

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,161)	(1,046)
Proceeds from sale of PP&E and other assets	91	143
Acquisitions, net of cash acquired	(704)	13
Purchases of marketable securities and investments	(917)	(1,352)
Proceeds from maturities and sale of marketable securities and investments	1,265	2,066
Proceeds from sale of businesses, net of cash sold	236	806
Other — net	45	8
Net cash provided by (used in) investing activities	(1,145)	638

Cash Flows from Financing Activities
Change in short-term debt — net	(466)	(698)
Repayment of debt (maturities greater than 90 days)	(871)	(456)
Proceeds from debt (maturities greater than 90 days)	6,116	2,247
Purchases of treasury stock	(1,243)	(3,601)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	437	401
Dividends paid to shareholders	(2,488)	(2,406)
Other — net	(158)	(36)
Net cash provided by (used in) financing activities	1,327	(4,549)

Effect of exchange rate changes on cash and cash equivalents	(36)	(138)

Net increase (decrease) in cash and cash equivalents	4,878	132
Cash and cash equivalents at beginning of year	2,853	3,053
Cash and cash equivalents at end of period	$7,731	$3,185

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

3M has subsidiaries in Argentina, the operating income of which was less than one half of one percent of 3M’s consolidated operating income for 2018. Based on various indices, Argentina’s cumulative three-year inflation rate exceeded 100 percent in the second quarter of 2018, thus being considered highly inflationary. As a result, beginning in the third quarter of 2018, the financial statements of the Argentine subsidiaries were remeasured as if their functional currency were that of their parent. As of September 30, 2019, the Company had a balance of net monetary assets denominated in Argentine pesos (ARS) of approximately 430 million ARS and the exchange rate was approximately 57 ARS per U.S. dollar.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (11.9 million average options for the three months ended September 30, 2019; 8.0 million average options for the nine months ended September 30, 2019; 3.2 million average options for the three months ended September 30, 2018; 2.8 million average options for the nine months ended September 30, 2018). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to 3M	$1,583	$1,543	$3,601	$4,002

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	576.5	585.6	577.2	591.1
Dilution associated with the Company’s stock-based compensation plans	6.5	12.8	8.7	14.0
Denominator for weighted average 3M common shares outstanding – diluted	583.0	598.4	585.9	605.1

Earnings per share attributable to 3M common shareholders – basic	$2.75	$2.64	$6.24	$6.77
Earnings per share attributable to 3M common shareholders – diluted	$2.72	$2.58	$6.15	$6.61

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

3M continues to evaluate this ASU’s impact on its consolidated results of operations and financial condition. Based on the analysis completed to date and due to the nature and extent of 3M’s financial instruments in scope for this ASU (primarily accounts receivable) and the historical, current and expected credit quality of its customers, 3M does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

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

NOTE 2. Revenue

Contract Balances:

Deferred revenue (current portion) as of September 30, 2019 and December 31, 2018 was $605 million and $617 million, respectively, and primarily relates to revenue that is recognized over time for one-year software license contracts, the changes in balance of which are related to the satisfaction or partial satisfaction of these contracts. The balance also contains a deferral for goods that are in-transit at period end for which control transfers to the customer upon delivery. Approximately $80 million and $560 million of the December 31, 2018 balance was recognized as revenue during the three and nine months ended September 30, 2019, respectively, while approximately $70 million and $460 million of the December 31, 2017 balance was recognized as revenue during the the three and nine months ended September 30, 2018, respectively. The amount of noncurrent deferred revenue is not significant.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Nine months ended
	September 30,		September 30,
Net Sales (Millions)	2019	2018	2019	2018
Abrasives	$345	$362	$1,079	$1,171
Adhesives and Tapes	696	734	2,075	2,191
Automotive Aftermarket	310	334	929	1,038
Closure and Masking Systems	282	300	835	920
Communication Markets	—	8	—	169
Electrical Markets	298	315	911	949
Personal Safety	813	864	2,656	2,745
Roofing Granules	101	83	293	283
Other Safety and Industrial	4	21	18	76
Total Safety and Industrial Business Segment	$2,849	$3,021	$8,796	$9,542

Advanced Materials	$319	$313	$961	$932
Automotive and Aerospace	485	509	1,486	1,610
Commercial Solutions	437	436	1,361	1,415
Electronics	1,001	1,101	2,759	2,951
Transportation Safety	261	260	745	758
Other Transportation and Electronics	—	—	—	(1)
Total Transportation and Electronics Business Segment	$2,503	$2,619	$7,312	$7,665

Drug Delivery	$99	$102	$301	$340
Food Safety	86	82	254	246
Health Information Systems	296	208	853	618
Medical Solutions	737	732	2,294	2,273
Oral Care	312	317	991	1,013
Separation and Purification Sciences	191	203	602	631
Other Health Care	—	(1)	(5)	(3)
Total Health Care Business Group	$1,721	$1,643	$5,290	$5,118

Consumer Health Care	$97	$97	$297	$300
Home Care	242	249	747	773
Home Improvement	612	579	1,739	1,694
Stationery and Office	361	367	1,006	1,022
Other Consumer	12	10	32	30
Total Consumer Business Group	$1,324	$1,302	$3,821	$3,819

Corporate and Unallocated	$28	$35	$98	$47
Elimination of Dual Credit	(434)	(468)	(1,292)	(1,371)
Total Company	$7,991	$8,152	$24,025	$24,820

	Three months ended September 30, 2019
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$1,153	$713	$626	$356	$1	$2,849
Transportation and Electronics	594	1,390	363	157	(1)	2,503
Health Care	827	360	388	145	1	1,721
Consumer	843	233	136	112	—	1,324
Corporate and Unallocated	25	1	1	1	—	28
Elimination of Dual Credit	(150)	(207)	(49)	(27)	(1)	(434)
Total Company	$3,292	$2,490	$1,465	$744	$—	$7,991

	Nine months ended September 30, 2019
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$3,498	$2,190	$2,035	$1,073	$—	$8,796
Transportation and Electronics	1,796	3,917	1,138	463	(2)	7,312
Health Care	2,477	1,121	1,253	438	1	5,290
Consumer	2,342	745	413	321	—	3,821
Corporate and Unallocated	91	1	1	6	(1)	98
Elimination of Dual Credit	(462)	(591)	(158)	(81)	—	(1,292)
Total Company	$9,742	$7,383	$4,682	$2,220	$(2)	$24,025

	Three months ended September 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$1,208	$788	$665	$361	$(1)	$3,021
Transportation and Electronics	627	1,464	378	149	1	2,619
Health Care	740	357	399	146	1	1,643
Consumer	818	237	137	110	—	1,302
Corporate and Unallocated	36	—	—	—	(1)	35
Elimination of Dual Credit	(164)	(225)	(52)	(25)	(2)	(468)
Total Company	$3,265	$2,621	$1,527	$741	$(2)	$8,152

	Nine months ended September 30, 2018
Net Sales (Millions)	United States	Asia Pacific	Europe, Middle East and Africa	Latin America and Canada	Other Unallocated	Worldwide
Safety and Industrial	$3,726	$2,397	$2,296	$1,126	$(3)	$9,542
Transportation and Electronics	1,838	4,151	1,218	458	—	7,665
Health Care	2,248	1,114	1,303	453	—	5,118
Consumer	2,273	778	438	330	—	3,819
Corporate and Unallocated	43	—	—	3	1	47
Elimination of Dual Credit	(471)	(639)	(178)	(81)	(2)	(1,371)
Total Company	$9,657	$7,801	$5,077	$2,289	$(4)	$24,820

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

	2019 Acquisition Activity
		Finite-Lived
		Intangible-Asset
(Millions)		Weighted-Average
Asset (Liability)	M*Modal	Lives (Years)
Accounts receivable	$77
Other current assets	2
Property, plant, and equipment	8
Purchased finite-lived intangible assets:
Customer related intangible assets	275	14
Other technology-based intangible assets	160	6
Definite-lived tradenames	11	6
Purchased goodwill	508
Other assets	59
Accounts payable and other liabilities	(124)
Interest bearing debt	(251)
Deferred tax asset/(liability)	(21)

Net assets acquired	$704

Supplemental information:
Cash paid	$708
Less: Cash acquired	4
Cash paid, net of cash acquired	$704

Purchased identifiable finite-lived intangible assets related to acquisitions which closed in the nine months ended September 30, 2019 totaled $446 million. The associated finite-lived intangible assets acquired will be amortized on a systematic and rational basis (generally straight line) over a weighted-average life of 11 years (lives ranging from 6 to 14 years).

In February 2019, 3M completed the acquisition of the technology business of M*Modal for $0.7 billion of cash, net of cash acquired, and assumption of $0.3 billion of M*Modal’s debt. Based in Pittsburgh, Pennsylvania, M*Modal is a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative. The allocation of purchase consideration related to M*Modal is considered preliminary with provisional amounts primarily related to certain tax-related and contingent liability amounts. 3M expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations for the third quarter of 2019 were approximately $75 million and $5 million, respectively. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations for the first nine months of 2019 were approximately $200 million and $40 million, respectively. Proforma information related to the acquisition has not been included as the impact on the Company’s consolidated results of operations was not considered material.

In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries for cash of approximately $4.5 billion, subject to closing and other adjustments, and assumption of $2.5 billion of debt and related items (see also Note 10). Acelity is a leading global medical technology company focused on advanced wound care and specialty surgical applications marketed under the KCI brand. This transaction will be reflected within the Company’s Health Care business. Due to the limited amount of time since the October acquisition date and the limitations on access to Acelity information prior to the acquisition date, the preliminary allocation of purchase consideration is incomplete at this time. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for valuation of intangible assets and goodwill.

There were no acquisitions that closed during the nine months ended September 30, 2018.

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

In August 2019, 3M closed on the sale of its gas and flame detection business, a leader in fixed and portable gas and flame detection, to Teledyne Technologies Incorporated. This business has annual sales of approximately $120 million. The transaction resulted in a pre-tax gain of $112 million that was reported within the Company’s Safety and Industrial business.

In August 2019, 3M entered into an agreement with Avon Rubber p.l.c. to purchase 3M’s advanced ballistic-protection business for $91 million, subject to closing and other adjustments, plus contingent considerations of up to $25 million depending on the outcome of pending tenders. The business, with annual sales of approximately $85 million, consists of ballistic helmets, body armor, flat armor and related helmet-attachment products serving government and law enforcement. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to be completed in late 2019 or early 2020. The Company reflected an immaterial impact in the third quarter of 2019 within the Transportation and Electronics business as a result of measuring this disposal group at the lower of its carrying amount or fair value less cost to sell.

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

Operating income and held for sale amounts:

The aggregate operating income of these businesses was approximately $30 million and immaterial in the first nine months of 2018 and 2019, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2018 were not material and as of September 30, 2019 included the following:

September 30,
(Millions)	2019
Inventory	$25
Property, plant and equipment	10
Intangible assets	35

In addition, approximately $10 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of September 30, 2019, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

Refer to Note 3 in 3M’s 2018 Annual Report on Form 10-K for more information on 3M’s acquisitions and divestitures.

NOTE 4. Goodwill and Intangible Assets

Goodwill from acquisitions totaled $508 million during the first nine months of 2019. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2018 and September 30, 2019, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2018	4,716	1,857	3,248	230	10,051
Acquisition activity	—	—	508	—	508
Divestiture activity	(49)	—	—	—	(49)
Translation and other	(51)	(27)	(53)	31	(100)
Balance as of September 30, 2019	$4,616	$1,830	$3,703	$261	$10,410

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2019, and December 31, 2018, follow:

	September 30,	December 31,
(Millions)	2019	2018
Customer related intangible assets	$2,525	$2,291
Patents	536	542
Other technology-based intangible assets	727	576
Definite-lived tradenames	673	664
Other amortizable intangible assets	122	125
Total gross carrying amount	$4,583	$4,198

Accumulated amortization — customer related	(1,107)	(998)
Accumulated amortization — patents	(493)	(487)
Accumulated amortization — other technology-based	(382)	(333)
Accumulated amortization — definite-lived tradenames	(300)	(276)
Accumulated amortization — other	(89)	(88)
Total accumulated amortization	$(2,371)	$(2,182)

Total finite-lived intangible assets — net	$2,212	$2,016

Non-amortizable intangible assets (primarily tradenames)	635	641
Total intangible assets — net	$2,847	$2,657

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense for the three and nine months ended September 30, 2019 and 2018 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Amortization expense	$69	$61	$208	$188

Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2019:

	Remainder of						After
(Millions)	2019	2020	2021	2022	2023	2024	2024
Amortization expense	$69	$264	$256	$242	$213	$183	$950

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, accelerated amortization of intangible assets and other events. The table above excludes the impact of the carrying value of finite-lived intangible assets associated with disposal groups classified as held-for-sale at September 30, 2019. See Note 3 for additional details. 3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 5. Restructuring Actions and Exit Activities

2019 Restructuring Actions:

During the second quarter of 2019, in light of a slower than expected 2019 sales, management approved and committed to undertake certain restructuring actions. These actions impacted approximately 2,000 positions worldwide, including attrition. The Company recorded a second quarter 2019 pre-tax charge of $148 million. The restructuring charges were recorded in the income statement as follows:

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

The 2019 actions included a voluntary early retirement incentive (further discussed in Note 11), the charge for which is included in other expense (income), net above.

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter of 2019	$108	$40	$148
Non-cash changes	(36)	(40)	(76)
Cash payments	(41)	—	(41)
Adjustments	(14)	—	(14)
Accrued restructuring action balances as of September 30, 2019	$17	$—	$17

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

(Millions)	Second Quarter 2018	Fourth Quarter 2018
Cost of sales	$12	$15
Selling, general and administrative expenses	89	16
Research, development and related expenses	4	1
Total	$105	$32

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter and fourth quarter of 2018	$125	$12	$137
Non-cash changes	—	(12)	(12)
Cash payments	(24)	—	(24)
Adjustments	(17)	—	(17)
Accrued restructuring action balances as of December 31, 2018	$84	$—	$84
Cash payments	(68)	—	(68)
Adjustments	(3)	—	(3)
Accrued restructuring action balances as of September 30, 2019	$13	$—	$13

Remaining activities related to this restructuring are expected to be largely completed through 2019.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Interest expense	$109	$85	$324	$255
Interest income	(26)	(15)	(64)	(52)
Pension and postretirement net periodic benefit cost (benefit)	(38)	(19)	(73)	(59)
Loss on deconsolidation of Venezuelan subsidiary	—	—	162	—
Total	$45	$51	$349	$144

Pension and postretirement net periodic benefit costs described in the table above include all components of defined benefit plan net periodic benefit costs except service cost, which is reported in various operating expense lines. Pension and postretirement net periodic benefit costs for the nine months ended September 30, 2019 include a second quarter charge related to the voluntary early retirement incentive program announced in May 2019. Refer to Note 11 for additional details on the voluntary early retirement incentive program in addition to the components of pension and postretirement net periodic benefit costs.

In the second quarter of 2019, the Company incurred a charge of $162 million related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 for additional details.

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.44 and $1.36 per share for the first, second and third quarters 2019 and 2018, respectively, or $4.32 and $4.08 per share for the first nine months of 2019 and 2018, respectively.

Consolidated Changes in Equity

Three months ended September 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

Net income	1,588		1,583			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(202)				(200)	(2)
Defined benefit pension and post-retirement plans adjustment	76				76	—
Cash flow hedging instruments	8				8	—
Total other comprehensive income (loss), net of tax	(118)
Dividends declared	(828)		(828)
Stock-based compensation	49	49
Reacquired stock	(141)			(141)
Issuances pursuant to stock option and benefit plans	72		(32)	104
Balance at September 30, 2019	$10,764	$5,870	$42,085	$(29,865)	$(7,388)	$62

Nine Months Ended September 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02 (See Note 1)	—		853		(853)
Impact of adoption of ASU No. 2016-02 (See Note 1)	14		14
Net income	3,612		3,601			11
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(2)				(1)	(1)
Defined benefit pension and post-retirement plans adjustment	356				356	—
Cash flow hedging instruments	(24)				(24)	—
Total other comprehensive income (loss), net of tax	330
Dividends declared	(2,488)		(2,488)
Stock-based compensation	218	218
Reacquired stock	(1,211)			(1,211)
Issuances pursuant to stock option and benefit plans	441		(531)	972
Balance at September 30, 2019	$10,764	$5,870	$42,085	$(29,865)	$(7,388)	$62

Three months ended September 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2018	$10,428	$5,559	$39,442	$(27,617)	$(7,019)	$63

Net income	1,546		1,543			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(112)				(109)	(3)
Defined benefit pension and post-retirement plans adjustment	114				114	—
Cash flow hedging instruments	46				46	—
Total other comprehensive income (loss), net of tax	48
Dividends declared	(794)		(794)
Stock-based compensation	47	47
Reacquired stock	(1,058)			(1,058)
Issuances pursuant to stock option and benefit plans	94		(71)	165
Balance at September 30, 2018	$10,311	$5,606	$40,120	$(28,510)	$(6,968)	$63

Nine months ended September 30, 2018

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	4,014		4,002			12
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(441)				(433)	(8)
Defined benefit pension and post-retirement plans adjustment	344				344	—
Cash flow hedging instruments	147				147	—
Total other comprehensive income (loss), net of tax	50
Dividends declared	(2,406)		(2,406)
Stock-based compensation	245	245
Reacquired stock	(3,621)			(3,621)
Issuances pursuant to stock option and benefit plans	407		(591)	998
Balance at September 30, 2018	$10,311	$5,606	$40,120	$(28,510)	$(6,968)	$63

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2019, net of tax:	$(1,912)	$(5,369)	$9	$(7,272)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(149)	—	31	(118)
Amounts reclassified out	—	101	(21)	80
Total other comprehensive income (loss), before tax	(149)	101	10	(38)
Tax effect	(51)	(25)	(2)	(78)
Total other comprehensive income (loss), net of tax	(200)	76	8	(116)
Balance at September 30, 2019, net of tax:	$(2,112)	$(5,293)	$17	$(7,388)

Nine months ended September 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02 (See Note 1)	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(86)	153	14	81
Amounts reclassified out	142	310	(48)	404
Total other comprehensive income (loss), before tax	56	463	(34)	485
Tax effect	(57)	(107)	10	(154)
Total other comprehensive income (loss), net of tax	(1)	356	(24)	331
Balance at September 30, 2019, net of tax:	$(2,112)	$(5,293)	$17	$(7,388)

Three months ended September 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2018, net of tax:	$(1,962)	$(5,046)	$(11)	$(7,019)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(110)	—	22	(88)
Amounts reclassified out	—	150	37	187
Total other comprehensive income (loss), before tax	(110)	150	59	99
Tax effect	1	(36)	(13)	(48)
Total other comprehensive income (loss), net of tax	(109)	114	46	51
Balance at September 30, 2018, net of tax:	$(2,071)	$(4,932)	$35	$(6,968)

Nine months ended September 30, 2018

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(392)	—	122	(270)
Amounts reclassified out	—	452	99	551
Total other comprehensive income (loss), before tax	(392)	452	221	281
Tax effect	(41)	(108)	(74)	(223)
Total other comprehensive income (loss), net of tax	(433)	344	147	58
Balance at September 30, 2018, net of tax	$(2,071)	$(4,932)	$35	$(6,968)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Location on Income
(Millions)	2019	2018	2019	2018	Statement
Cumulative translation adjustment
Deconsolidation of Venezuelan subsidiary	$—	$—	$(142)	$—	Other income (expense), net
Total before tax	—	—	(142)	—
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$(142)	$—

Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Prior service benefit	$18	$20	$50	$58	See Note 11
Net actuarial loss	(119)	(170)	(358)	(510)	See Note 11
Deconsolidation of Venezuelan subsidiary	—	—	(2)	—	Other income (expense), net
Total before tax	(101)	(150)	(310)	(452)
Tax effect	25	36	70	108	Provision for income taxes
Net of tax	$(76)	$(114)	$(240)	$(344)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$22	$(37)	$50	$(98)	Cost of sales
Interest rate swap contracts	(1)	—	(2)	(1)	Interest expense
Total before tax	21	(37)	48	(99)
Tax effect	(4)	8	(9)	22	Provision for income taxes
Net of tax	$17	$(29)	$39	$(77)
Total reclassifications for the period, net of tax	$(59)	$(143)	$(343)	$(421)

NOTE 8. Income Taxes

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for the years 2005 to 2014, and 2016. The Company is in the process of resolving open issues identified during those examinations. The Company remains under examination by the IRS for its U.S. federal income tax returns for the years 2015, 2017 and 2018. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions. As of September 30, 2019, no taxing authority has proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2019 and December 31, 2018 are $736 million and $655 million, respectively.

As of September 30, 2019 and December 31, 2018, the Company had valuation allowances of $70 million and $67 million on its deferred tax assets, respectively.

The effective tax rate for the third quarter of 2019 was 19.3 percent, compared to 21.3 percent in the third quarter of 2018, a decrease of 2.0 percentage points. Primary factors that decreased the Company’s effective tax rate included adjustments related to impacts of U.S. international tax provisions, geographical income mix, and increased benefits from the R&D tax credit. These decreases were partially offset by the tax related to the divestiture of the Company’s gas and flame detection business and decreased benefit from stock options.

The effective tax rate for the first nine months of 2019 was 19.7 percent, compared to 24.0 percent in the first nine months of 2018, a decrease of 4.3 percentage points. Primary factors that decreased the Company’s effective tax rate included significant events such as prior year measurement period adjustments related to 2017 Tax Cuts and Jobs Act (TCJA), prior year resolution of the NRD lawsuit

(as described in Note 14), geographical income mix, and increased benefits from the R&D tax credit. These decreases were partially offset by the deconsolidation of the Venezuelan subsidiary and adjustments to uncertain tax positions. In addition, the effective tax rate decreased due to the divestiture of the Company’s gas and flame detection business.

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

(Millions)	September 30, 2019	December 31, 2018
Commercial paper	$—	$366
Certificates of deposit/time deposits	27	10
U.S. municipal securities	3	3
Asset-backed securities	—	1
Current marketable securities	$30	$380

U.S. municipal securities	$46	$37
Non-current marketable securities	$46	$37

Total marketable securities	$76	$417

At September 30, 2019 and December 31, 2018, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at September 30, 2019 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2019
Due in one year or less	$30
Due after one year through five years	13
Due after five years through ten years	24
Due after ten years	9
Total marketable securities	$76

3M does not currently expect risk related to its holding in asset-backed securities to materially impact its financial condition or liquidity.

NOTE 10. Long-Term Debt and Short-Term Borrowings

In February 2019, 3M issued $2.25 billion aggregate principal amount of fixed rate medium-term notes. These were comprised of $450 million of 3-year notes due 2022 with a coupon rate of 2.75%, $500 million of remaining 5-year notes due 2024 with a coupon rate of 3.25%, $800 million of 10-year notes due 2029 with a coupon rate of 3.375%, and $500 million of remaining 29.5-year notes due 2048 with a coupon rate of 4.00%. Issuances of the 5-year and 29.5-year notes were pursuant to a reopening of existing securities issued in September 2018.

In August 2019, 3M issued $3.25 billion aggregate principal amount of fixed rate registered notes. These were comprised of $500 million of 3.5-year notes due 2023 with a coupon rate of 1.75%, $750 million of 5.5-year notes due 2025 with a coupon rate of 2.00%, $1.0 billion of 10-year notes due 2029 with a coupon rate of 2.375%, and $1.0 billion of 30-year notes due 2049 with a coupon rate of 3.25%.

In September 2019, 3M entered into a credit facility expiring in July 2020 in the amount of 80 billion Japanese yen. At September 30, 2019, 69 billion Japanese yen, or approximately $640 million at September 30, 2019 exchange rates, was drawn and outstanding.

In conjunction with the October 2019 acquisition of Acelity (see Note 3), 3M assumed outstanding debt of the business, of which $445 million in principal amount of third lien senior secured notes (Third Lien Notes) maturing in 2021 with a coupon rate of 12.5% was not immediately redeemed at closing. Instead, at closing, 3M satisfied and discharged the Third Lien Notes via an in-substance defeasance, whereby 3M transferred cash equivalents and marketable securities to a trust with irrevocable instructions to redeem the Third Lien Notes on May 1, 2020. The trust assets are restricted from use in 3M’s operations and may only be used for the redemption of the Third Lien Notes. These actions, however, do not represent a legal defeasance. Therefore, following the acquisition of Acelity, this debt will be included in current portion of long-term debt and the related trust assets will be included in current assets on the Company’s consolidated balance sheet.

As of September 30, 2019, the Company had no commercial paper outstanding, compared to $435 million in commercial paper outstanding as of December 31, 2018.

In June 2019, 3M repaid $625 million aggregate principal amount of fixed-rate medium-term notes that matured.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2019. The maturities of long-term debt for the periods subsequent to September 30, 2019 are as follows (in millions):

Remainder of						After
2019	2020	2021	2022	2023	2024	2024	Total
$105	$1,305	$1,671	$1,591	$1,796	$1,101	$11,225	$18,794

NOTE 11. Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the the three and nine months ended September 30, 2019 and 2018 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2019	2018	2019	2018	2019	2018
Net periodic benefit cost (benefit)
Operating expense
Service cost	$63	$72	$32	$37	$10	$13
Non-operating expense
Interest cost	$155	$141	$40	$40	$20	$20
Expected return on plan assets	(260)	(272)	(75)	(78)	(20)	(21)
Amortization of prior service benefit	(6)	(6)	(3)	(4)	(9)	(10)
Amortization of net actuarial loss	91	126	20	29	8	15
Total non-operating expense (benefit)	(20)	(11)	(18)	(13)	(1)	4
Total net periodic benefit cost (benefit)	$43	$61	$14	$24	$9	$17

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2019	2018	2019	2018	2019	2018
Net periodic benefit cost (benefit)
Operating expense
Service cost	$188	$216	$98	$110	$32	$39
Non-operating expense
Interest cost	$466	$423	$118	$120	$62	$60
Expected return on plan assets	(780)	(816)	(225)	(235)	(61)	(63)
Amortization of prior service benefit	(18)	(18)	(9)	(10)	(23)	(30)
Amortization of net actuarial loss	274	378	59	87	25	45
Settlements, curtailments, special termination benefits and other	35	—	1	—	—	—
Total non-operating expense (benefit)	(23)	(33)	(56)	(38)	3	12
Total net periodic benefit cost (benefit)	$165	$183	$42	$72	$35	$51

For the nine months ended September 30, 2019 contributions totaling $126 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2019, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2019. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

As of December 31, 2018, the Company had $700 million of notional amount in outstanding forward starting interest rate swaps as hedges against interest rate volatility with forecasted issuances of fixed rate debt. During the first nine months of 2019, the Company entered into additional forward starting interest rate swaps with a notional amount of $743 million. Concurrent with the issuance of the medium-term notes in February 2019 and the additional issuance of registered notes in August 2019, 3M terminated all outstanding interest rate swaps related to forecasted issuances of debt. These terminations resulted in a net loss of $143 million within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) reclassified from accumulated other comprehensive income into income.

As of September 30, 2019, the Company had a balance of $17 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $114 million (after-tax loss) related to the forward starting interest rate swaps, which will be amortized over the respective lives of the notes. Based on exchange rates as of September 30, 2019, 3M expects to reclassify approximately $69 million, $18 million, $63 million of the after-tax net unrealized foreign exchange cash flow hedging gains to earnings over the next 12 months, over the remainder of 2019, and in 2020, respectively, in addition to reclassifying approximately $64 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings after 2020 (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Three months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$105	Cost of sales	$22
Interest rate swap contracts	(74)	Interest expense	(1)
Total	$31		$21

Nine months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$137	Cost of sales	$50
Interest rate swap contracts	(123)	Interest expense	(2)
Total	$14		$48

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
	Portion of Derivative	Comprehensive Income		Recognized in Income
Three months ended September 30, 2018 (Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$12	Cost of sales	$(37)	Cost of sales	$—
Interest rate swap contracts	10	Interest expense	—	Interest expense	—
Total	$22		$(37)		$—

Nine months ended September 30, 2018 (Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$112	Cost of sales	$(98)	Cost of sales	$—
Interest rate swap contracts	10	Interest expense	(1)	Interest expense	—
Total	$122		$(99)		$—

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

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the the three and nine months ended September 30, 2019.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows for periods prior to 2019:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
	Recognized in Income		Recognized in Income
Three months ended September 30, 2018 (Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$—	Interest expense	$—
Total		$—		$—

Nine months ended September 30, 2018 (Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(12)	Interest expense	$12
Total		$(12)		$12

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Short-term borrowings and current portion of long-term debt	$499	$596	$(1)	$(4)
Long-term debt	771	1,276	26	18
Total	$1,270	$1,872	$25	$14

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

At September 30, 2019, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros and approximately 248 billion South Korean won, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2019 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Three months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$177	Cost of sales	$—
Foreign currency forward contracts	38	Cost of sales	6
Total	$215		$6

Nine months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$205	Cost of sales	$—
Foreign currency forward contracts	43	Cost of sales	18
Total	$248		$18

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
	Instrument	Recognized in Income
Three months ended September 30, 2018 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(14)	Cost of sales	$—
Foreign currency forward contracts	(3)	Cost of sales	1
Total	$(17)		$1

Nine months ended September 30, 2018 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$157	Cost of sales	$(2)
Foreign currency forward contracts	14	Cost of sales	1
Total	$171		$(1)

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$6	Cost of sales	$4
Foreign currency forward contracts	Interest expense	(8)	Interest expense	(26)
Total		$(2)		$(22)

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$11	Cost of sales	$11
Foreign currency forward contracts	Interest expense	(7)	Interest expense	(98)
Total		$4		$(87)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended September 30, 2019		Nine months ended September 30, 2019
(Millions)	Cost of sales	Other expense (income), net	Cost of Goods Sold	Other expense (income), net)
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,188	$45	$12,811	$349

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$22	$—	$50	$—
Interest rate swap contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(1)	—	(2)

Gain or (loss) on fair value hedging relationships:
Interest rate swap contracts:
Hedged items	$—	$1	$—	$(11)
Derivatives designated as hedging instruments	—	(1)	—	11

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

	Gross	Assets		Liabilities
September 30, 2019	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,235	Other current assets	$128	Other current liabilities	$2
Foreign currency forward/option contracts	1,110	Other assets	70	Other liabilities	1
Interest rate swap contracts	500	Other current assets	—	Other current liabilities	1
Interest rate swap contracts	603	Other assets	20	Other liabilities	—
Total derivatives designated as hedging instruments			$218		$4

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$1,931	Other current assets	$9	Other current liabilities	$10
Total derivatives not designated as hedging instruments			$9		$10

Total derivative instruments			$227		$14

	Gross	Assets		Liabilities
December 31, 2018	Notional		Fair		Fair
(Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$2,277	Other current assets	$74	Other current liabilities	$12
Foreign currency forward/option contracts	1,099	Other assets	39	Other liabilities	4
Interest rate swap contracts	1,000	Other current assets	—	Other current liabilities	14
Interest rate swap contracts	1,403	Other assets	19	Other liabilities	17
Total derivatives designated as hedging instruments			$132		$47

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,484	Other current assets	$14	Other current liabilities	$6
Total derivatives not designated as hedging instruments			$14		$6

Total derivative instruments			$146		$53

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2019, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2019	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$227	$9	$—	$218
Derivatives not subject to master netting agreements	—			—
Total	$227			$218

December 31, 2018
(Millions)
Derivatives subject to master netting agreements	$146	$38	$—	$108
Derivatives not subject to master netting agreements	—			—
Total	$146			$108

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting
September 30, 2019	Consolidated	Recognized	Cash Collateral	Net Amount of
(Millions)	Balance Sheet	Derivative Assets	Pledged	Derivative Liabilities
Derivatives subject to master netting agreements	$14	$9	$—	$5
Derivatives not subject to master netting agreements	—			—
Total	$14			$5

December 31, 2018
(Millions)
Derivatives subject to master netting agreements	$53	$38	$—	$15
Derivatives not subject to master netting agreements	—			—
Total	$53			$15

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $69 million and $190 million for the the three and nine months ended September 30, 2019. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

Investments

Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are representative of fair value. 3M classifies these securities as Level 1. Investments are included within other assets on the Company’s consolidated balance sheet.

In addition to the information above, refer to Note 15 in 3M’s 2018 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$—	$—	$—	$—
Certificates of deposit/time deposits	27	—	27	—
U.S. municipal securities	49	—	—	49
Investments	22	22	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	207	—	207	—
Interest rate swap contracts	20	—	20	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	13	—	13	—
Interest rate swap contracts	1	—	1	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$366	$—	$366	$—
Certificates of deposit/time deposits	10	—	10	—
Asset-backed securities	1	—	1	—
U.S. municipal securities	40	—	—	40
Derivative instruments — assets:
Foreign currency forward/option contracts	127	—	127	—
Interest rate swap contracts	19	—	19	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	22	—	22	—
Interest rate swap contracts	31	—	31	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to long-lived asset impairments and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments or adjustments to equity securities using the measurement alternative for the three and nine months ended September 30, 2019 and 2018.

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

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$17,479	$18,573	$13,411	$13,586

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at September 30, 2019 and December 31, 2018 due to lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 14. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These include various products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial claims and lawsuits, and environmental proceedings. Unless otherwise stated, the Company is vigorously defending all such litigation. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of September 30, 2019, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 1,770 individual claimants, compared to approximately 2,320 individual claimants with actions pending at December 31, 2018.

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

As a result of the settlements-in-principle of the coal mine dust lawsuits mentioned above, the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia), its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2019 for respirator mask/asbestos liabilities by $337 million, of which $313 million pre-tax (or $238 million after tax ($0.40 per diluted share)) was accrued in the first quarter of 2019. In the first nine months of 2019, the Company made payments for legal defense costs and settlements of $390 million related to the respirator mask/asbestos litigation. As of September 30, 2019, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $620 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2019, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company purchased the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2019, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2019, the Company, through its Aearo subsidiary, had accruals of $24 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation continues at the Cottage Grove site during 2019.

In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

In May 2017, the MDH issued new HBVs for PFOS and PFOA. The new HBVs are 35 ppt for PFOA and 27 ppt for PFOS. In connection with its announcement the MDH stated that “Drinking water with PFOA and PFOS, even at the levels above the updated values, does not represent an immediate health risk. These values are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” In December 2017, the MDH issued a new HBV for perfluorobutane sulfonate (PFBS) of 2 parts per billion (ppb). In February 2018, the MDH published reports finding no unusual rates of certain cancers or adverse birth outcomes (low birth rates or premature births) among residents of Washington and Dakota Counties in Minnesota. In April 2019, the MDH issued a new HBV for PFOS of 15 ppt and a new HBV for PFHxS of 47 ppt.

In May 2018, the EPA announced a four-step PFAS action plan, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA. In November 2018, the EPA asked for public comment on draft toxicity assessments for two PFAS compounds, including PFBS. In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA is taking to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to groundwater contaminated with PFOA and PFOS, the EPA released draft interim recommendations in April 2019, aiming to provide guidance for screening levels and preliminary remediation goals to inform final clean-up levels of contaminated sites.

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

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit described above for $35 million, which will fund a new water filtration system, with 3M indemnification of the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS.

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

In March 2018, an individual plaintiff filed a lawsuit in the U.S. District Court for the Northern District of Alabama raising allegations and claims substantially similar to those asserted by plaintiffs in the King case.

In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M is working with local and state entities as it conducts its investigation and will report the results and recommended remedial action, if any, to those entities and the public.

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

State Attorneys General Litigation related to PFAS

Minnesota. In December 2010, the State of Minnesota, by its Attorney General, filed a lawsuit in Hennepin County District Court against 3M to recover damages (including unspecified assessment costs and reasonable attorney’s fees) for alleged injury to, destruction of, and loss of use of certain of the State’s natural resources under the Minnesota Environmental Response and Liability Act (MERLA) and the Minnesota Water Pollution Control Act (MWPCA), as well as statutory nuisance and common law claims of trespass, nuisance, and negligence with respect to the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments (the “NRD Lawsuit”). The State also sought declarations under MERLA that 3M is responsible for all damages the State may suffer in the future for injuries to natural resources from releases of PFAS into the environment, and that 3M is responsible for compensation for future loss or destruction of fish, aquatic life, and other damages under the MWPCA. In September 2017, the State’s damages expert submitted a report that contended the State incurred $5 billion in damages. In November 2017, the State of Minnesota filed a motion for leave to amend its complaint to seek punitive damages from 3M, and 3M filed a motion for summary judgment contending, among other things, that the State’s claims were barred by the applicable statute of limitations. In December 2017, the court urged the parties to attempt to resolve the litigation before trial, and in January 2018, the court appointed a mediator to facilitate that process. In February 2018, 3M and the State of Minnesota reached a resolution of the NRD Lawsuit. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. The projects will also result in habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

New York. The State of New York, by its Attorney General, has filed three lawsuits (in June 2018, February 2019, and July 2019) against 3M and other defendants seeking to recover the costs incurred in responding to PFAS contamination allegedly caused by Aqueous Film Forming Foam (AFFF) manufactured by 3M and others. Each of the three suits was filed in Albany County Supreme Court before being removed to federal court and transferred to the multi-district litigation (MDL) proceedings for AFFF cases, which is discussed further below. The state is seeking compensatory and punitive damages, and injunctive and equitable relief in the form of a monetary fund for the State’s reasonably expected future damages, and/or requiring defendants to perform investigative and remedial work in response to the threats and/or injuries they have caused.

Ohio. In December 2018, the State of Ohio, by its Attorney General, filed a lawsuit in the Common Pleas Court of Lucas County, Ohio against 3M, Tyco Fire Products LP, Chemguard, Inc., Buckeye Fire Equipment Co., National Foam, Inc., and Angus Fire Armour Corp., seeking injunctive relief and compensatory and punitive damages for remediation costs and alleged injury to Ohio natural resources from AFFF manufacturers. This case was removed to federal court and transferred to the MDL.

New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court, where they remain pending in the early stages of litigation.

In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees. This case was removed to federal court and transferred to the AFFF MDL.

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. This suit remains pending in state court in early stages of litigation.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit remains pending in state court in early stages of litigation.

Michigan. In July 2018, the now former governor of Michigan requested that the now former Michigan Attorney General file a lawsuit against 3M and others related to PFAS in a public letter. In May 2019, the new Michigan Attorney General issued a request for proposal seeking outside legal expertise in pursuing claims against manufacturers, distributors, and other responsible parties related to PFAS.

Guam. In September 2019, the Attorney General of Guam filed a lawsuit against 3M and other defendants relating to contamination of the territory’s drinking water supplies and other natural resources by PFAS, allegedly resulting from the use of AFFF products at several sites around the island.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of September 30, 2019, 130 putative class action and other lawsuits have been filed against 3M (along with other defendants) in various state and federal courts where current or former airports, military bases, or fire training facilities are or were located. As previously noted, some of these cases have been brought by state or territory attorneys generals. In these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, personal injury and funds for medical monitoring. Several companies have been sued along with 3M, including but not limited to Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, Chemours, DuPont, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Additional AFFF cases continue to be transferred into the MDL as they are filed or removed to federal court. As of September 30, 2019, there were 125 cases in the MDL, 119 of which name 3M as a defendant. The parties in the MDL are currently in the process of conducting discovery.

In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Although two of these cases have been removed to federal court and transferred to the AFFF MDL, six cases remain pending in state courts where they are in early stages of litigation.

In September 2019, an individual plaintiff filed an AFFF lawsuit against 3M, together with the State of Alaska, Chemguard, Tyco Fire Equipment Co., DuPont, Chemours and other co-defendants, in state court in Alaska. Plaintiff in this case seeks property damages and medical monitoring on behalf of a putative class. Also in September 2019, 3M was named a defendant, together with Tyco Fire Products, Chemguard, Buckeye Fire Protection and other co-defendants, in an AFFF action filed by individual plaintiffs in state court of New York. Plaintiffs in the New York case seek damages for alleged property damage and personal injuries, as well as injunctive relief in the form of medical monitoring and property testing and remediation.

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

In New York, 3M is defending 47 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (“Saint-Gobain”), Honeywell International Inc. and E.I. DuPont De Nemours and Company. Plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. Plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. Plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine) and other defendants. The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In addition to the one consolidated federal court putative class action, as of September 30, 2019, 3M has been named as a defendant in 254 private individual actions in Michigan state court based on similar allegations. Four of these cases have been selected for bellwether trials beginning in 2020. Wolverine also filed a third-party complaint against 3M in a suit by the State of Michigan and intervenor townships that seeks to compel Wolverine to investigate and address contamination associated with its historic disposal activity. 3M filed an answer and counterclaims to Wolverine’s third-party complaint in June 2019. In September 2019, the parties (including 3M as third-party defendant) engaged in mediation, but resolution of the case was not reached. 3M and Wolverine have scheduled further mediation in late October 2019. 3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water is contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. Defendants have moved to dismiss certain claims in the complaint, and the parties have begun discovery on the remaining claims.

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

In Delaware, 3M is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont/Chemours and the metal platers have also been named as defendants. 3M removed the case from state court to federal court, and plaintiffs have filed a motion to remand.

In Maine, 3M is defending one individual action in state court relating to contamination of drinking water and dairy farm operations by PFAS from wastewater sludge. Plaintiffs contend that PFAS entered the wastewater via discharge from another company’s facility in Kennebunk, Maine.

In New Jersey, 3M is defending an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. The case is currently in the early stages of discovery. 3M has moved to dismiss the complaint and, separately, moved to transfer the case to the AFFF MDL. On a separate matter, 3M was dismissed without prejudice from a class action that was previously pending in federal court in New Jersey, relating to the DuPont Chambers Works plant.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion.

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

Other PFAS-related Matters

In July 2019, the Company received a written request from the Subcommittee on Environment of the Committee on Oversight and Reform, U.S. House of Representatives, seeking certain documents and information relating to the Company’s manufacturing and distribution of PFAS products. The Company is cooperating with this request. In September 2019, a 3M representative testified before and responded to questions from the Subcommittee on Environment with respect to PFAS and the Company’s environmental stewardship initiatives.

The Company operates under a 2009 consent order issued under the federal Toxic Substances Control Act (TSCA) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at its Decatur, Alabama site that does not permit release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. Environmental Protection Agency (EPA) and the Alabama Department of Environmental Management (ADEM). During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and by treating all air emissions. These processes have been back on line and in operation since July 2019. The Company continues to cooperate with the EPA and ADEM in their investigations and will work with the regulatory authorities to demonstrate full compliance with the release restrictions.

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

As part of the ongoing work with EPA and ADEM to address compliance matters at the Decatur facility, the Company announced in September 2019 that it had elected to temporarily idle certain other manufacturing processes at 3M Decatur. The Company is reviewing its operations at the plant as it works to re-start the idled processes and ensure operations are in compliance with environmental regulatory requirements and Company policies and procedures. The Company is also reviewing operations at its other plants with similar manufacturing processes, such as those in Cordova, Illinois and Cottage Grove, Minnesota, to ensure those operations are in compliance with applicable environmental regulatory requirements and Company policies and procedures. The Company will continue to work with relevant state and federal agencies as it conducts these reviews. The Company cannot predict at this time the outcomes of resolving these compliance matters or what potential actions may be taken by the regulatory agencies.

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and current CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS, and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. The suit is in the early stages of litigation.

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

For environmental matters and litigation described above, unless otherwise stated, no liability has been recorded as the Company believes liability in those matters is not probable and estimable and the Company is not able to estimate a possible loss or range of loss at this time. The Company’s environmental liabilities and insurance receivables are described below.

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota, Alabama, Gendorf Germany, and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) or $186 million after tax ($0.32 per diluted share) in the first quarter of 2019. As of September 30, 2019, the Company had recorded liabilities of $241 million for “other environmental liabilities.” This accrual represents the Company’s best estimate of the probable loss: (i) to implement the Settlement Agreement and Consent Order with the MPCA (including the best estimate of the probable liability under the settlement of the NRD Lawsuit with the State of Minnesota for interim treatment of municipal and private wells), (ii) the remedial action agreement with ADEM, (iii) mitigation plans for the presence of PFAS in the soil and groundwater at two former disposal sites in Washington County, Minnesota (Oakdale and Woodbury), (iv) to cover certain environmental matters and litigation in which 3M is a defendant related to the manufacture and disposal of PFAS at five 3M facilities, including three in the United States and two in Europe. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of September 30, 2019, the Company had recorded liabilities of $20 million for estimated non-PFAS related “environmental remediation liabilities” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of September 30, 2019, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $33 million. The Company increased its receivable for insurance recoveries by $25 million in the first quarter of 2019. The insurance receivable was not changed in the third quarter of 2019. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation

As of September 30, 2019, the Company is a named defendant in two lawsuits involving two plaintiffs (compared to approximately 5,015 plaintiffs at December 31, 2018) who allege the Bair Hugger™ patient warming system caused a surgical site infection. The plaintiffs claim they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system (the Bair Hugger™ product line was acquired by 3M as part of the 2010 acquisition of Arizant, Inc., a manufacturer of patient warming solutions designed to prevent hypothermia and maintain normal body temperature in surgical settings). The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.

The U.S. Judicial Panel on Multidistrict Litigation (JPML) granted the plaintiffs’ motion to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. At a joint hearing before the U.S. District Court and the Minnesota State court, on the parties’ motion to exclude each other’s experts, and 3M’s motion for summary judgment with respect to general causation, the federal court did not exclude the plaintiffs’ experts and denied 3M’s motion for summary judgment on general causation. In June 2019, the MDL judge heard oral arguments on 3M’s motion for reconsideration. In July 2019, the U.S. District Court reconsidered that decision, excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending in the MDL. Plaintiffs have appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also previously appealed a May 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and the dismissal of another bellwether case.

In January 2018, the Minnesota state court, after hearing the same arguments, excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation, dismissing all 61 cases pending before the state court in Minnesota. Plaintiffs appealed that ruling and the state court’s punitive damages ruling. In January 2019, the Minnesota Court of Appeals affirmed the Minnesota state court orders in their entirety. The Minnesota Supreme Court denied plaintiffs’ petition for review. Final dismissal was entered in April 2019, effectively ending the Minnesota state court cases.

3M has been defending one active state court action in Hidalgo County, Texas, which combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the U.S. District Court managing the MDL entered an order enjoining the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. The plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit.

During the third quarter of 2019, 3M also defended four actions filed in Missouri state court. 3M removed these cases to federal court and moved to transfer them to the MDL. Three cases have been transferred to the MDL. Plaintiffs opposed transfer to the MDL and have filed motions to remand the cases to Missouri state court.

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

In September 2011, 3M Oral Care launched Lava Ultimate CAD/CAM dental restorative material. The product was originally indicated for inlay, onlay, veneer, and crown applications. In June 2015, 3M Oral Care voluntarily removed crown applications from the product’s instructions for use, following reports from dentists of patients’ crowns debonding, requiring additional treatment. The product remains on the market for other applications. 3M communicated with the U.S. Food and Drug Administration, as well as regulators outside the United States. 3M also informed customers and distributors of its action, offered to accept return of unused materials and provide refunds. In May 2018, 3M reached a preliminary settlement for an amount that did not have a material impact to the Company of the lawsuit pending in the U.S. District Court for the District of Minnesota that sought certification of a class of dentists in the United States and its territories. In September 2019, the court issued an order granting final approval of the settlement.

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As of September 30, 2019, the Company is a named defendant in approximately 2,245 lawsuits (including 13 putative class actions) in various state and federal courts that purport to represent approximately 11,297 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. The court conducted a case management conference in June 2019 on a discovery plan and scheduling. Discovery is underway.

For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

Compliance Matter

The Company, through its internal processes, discovered certain travel activities and related funding and record keeping issues raising concerns, arising from marketing efforts by certain business groups based in China. The Company initiated an internal investigation to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (FCPA) or other potentially applicable anti-corruption laws. The Company has retained outside counsel and a forensic accounting firm to assist with the investigation. In July 2019, the Company voluntarily disclosed this investigation to both the Department of Justice and Securities and Exchange Commission and is cooperating with both agencies. The Company cannot predict at this time the outcome of its investigation or what potential actions may be taken by the Department of Justice or Securities and Exchange Commission.

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

The components of lease expense are as follows:

	Three months ended	Nine months ended
(Millions)	September 30, 2019	September 30, 2019
Operating lease cost	$78	$229
Finance lease cost:
Amortization of assets	5	15
Interest on lease liabilities	—	1
Variable lease cost	26	68
Total net lease cost	$109	$313

Income related to sub-lease activity is immaterial for the Company.

Supplemental balance sheet information related to leases is as follows:

	Location on Face of	As of:
(Millions unless noted)	Balance Sheet	September 30, 2019
Operating leases:
Operating lease right of use assets	Operating lease right of use assets	$834

Current operating lease liabilities	Operating lease liabilities - current	$241
Noncurrent operating lease liabilities	Operating lease liabilities	584
Total operating lease liabilities		$825

Finance leases:
Property and equipment, at cost	Property, plant and equipment	$235
Accumulated amortization	Property, plant and equipment (accumulated depreciation)	(99)
Property and equipment, net		$136

Current obligations of finance leases	Other current liabilities	$18
Finance leases, net of current obligations	Other liabilities	116
Total finance lease liabilities		$134

Weighted average remaining lease term (in years):
Operating leases		5.7
Finance leases		9.2
Weighted average discount rate:
Operating leases		3.3%
Finance leases		3.8%

Supplemental cash flow and other information related to leases is as follows:

Nine months ended
(Millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231
Operating cash flows from finance leases	1
Financing cash flows from finance leases	12

Right of use assets obtained in exchange for lease liabilities:
Operating leases	288
Finance leases	58

Gain on sale leaseback transactions, net	59

In the first quarter of 2019, 3M sold and leased-back certain recently constructed machinery and equipment in return for municipal securities, which in aggregate, were recorded as a finance lease asset and obligation of approximately $9 million. In the third quarter of 2019, the Company sold an office location involving a leaseback resulting in a $59 million gain. Refer to Note 9 in 3M’s 2018 Annual Report on Form 10-K for additional non-cash details associated with prior activity.

Maturities of lease liabilities were as follows:

	September 30, 2019
(Millions)	Finance Leases	Operating Leases
Remainder of 2019	$8	$73
2020	20	241
2021	16	168
2022	15	123
2023	15	85
After 2023	67	211
Total	$141	$901
Less: Amounts representing interest	(7)	(76)
Present value of future minimum lease payments	134	825
Less: Current obligations	18	241
Long-term obligations	$116	$584

As of September 30, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $29 million. These commitments pertain to 3M’s right of use buildings.

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

NOTE 16. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of September 30, 2019, the remaining shares available for grant under the LTIP Program are 22.1 million.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2019 and 2018.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Cost of sales	$8	$8	$39	$40
Selling, general and administrative expenses	33	35	151	177
Research, development and related expenses	7	7	40	41
Stock-based compensation expenses	$48	$50	$230	$258
Income tax benefits	$(12)	$(20)	$(120)	$(137)
Stock-based compensation expenses (benefits), net of tax	$36	$30	$110	$121

Stock Option Program

The following table summarizes stock option activity during the nine months ended September 30, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	34,569	$138.98
Granted:
Annual	3,457	200.80
Exercised	(3,390)	90.13
Forfeited	(96)	198.89
September 30	34,540	$149.80	66	$910
Options exercisable
September 30	27,295	$135.36	56	$910

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2019, there was $79 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $368 million and $411 million during the nine months ended September 30, 2019 and 2018, respectively. Cash received from options exercised was $304 million and $270 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $77 million and $87 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,789	$180.02
Granted
Annual	564	200.41
Other	13	181.09
Vested	(686)	148.24
Forfeited	(50)	190.88
As of September 30	1,630	$200.12

As of September 30, 2019, there was $90 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2019 and 2018 was $136 million and $154 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $26 million and $29 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2019 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the nine months ended September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	562	$188.96
Granted	162	207.49
Distributed	(210)	162.16
Performance change	(72)	206.51
Forfeited	(22)	209.93
As of September 30	420	$205.34

As of September 30, 2019, there was $20 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 19 months. The total fair value of performance shares that were distributed were $45 million and $48 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $9 million and $11 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 17. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in four business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. 3M’s four business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown. The difference between operating income and pre-tax income relates to other expense (income), which is not allocated to business segments. Further information about which is included in Note 6.

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

In addition, as part of 3M’s continuing effort to improve the alignment of its businesses around markets and customers, the Company made the following changes, effective in the first quarter of 2019, and other revisions impacting business segment reporting:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country.

Creation of Closure and Masking Systems Division and Medical Solutions Division

●	3M created the Closure and Masking Systems Division, which combines the masking tape, packaging tape and personal care portfolios formerly within Industrial Adhesives and Tapes Division in the former Industrial business segment into a separate division also within the former Industrial business segment. 3M created the Medical Solutions Division in the Health Care business segment, which combines the former Critical and Chronic Care Division and Infection Prevention Division (which were also both within the Health Care business segment).

Additional actions impacting business segment reporting

●	The business associated with certain safety products sold through retail channels in the Asia Pacific region was realigned from the Personal Safety Division within the former Safety and Graphics business segment to the Construction and Home Improvement Division within the Consumer business segment. In addition, certain previously non-allocated costs related to manufacturing and technology of centrally managed material resource centers of expertise within Corporate and Unallocated are now reflected as being allocated to the business segments.

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Net Sales
Safety and Industrial	$2,849	$3,021	$8,796	$9,542
Transportation and Electronics	2,503	2,619	7,312	7,665
Health Care	1,721	1,643	5,290	5,118
Consumer	1,324	1,302	3,821	3,819
Corporate and Unallocated	28	35	98	47
Elimination of Dual Credit	(434)	(468)	(1,292)	(1,371)
Total Company	$7,991	$8,152	$24,025	$24,820

Operating Income
Safety and Industrial	$765	$697	$2,062	$2,753
Transportation and Electronics	631	726	1,746	2,051
Health Care	459	475	1,406	1,443
Consumer	308	300	809	811
Corporate and Unallocated	(40)	(57)	(858)	(1,293)
Elimination of Dual Credit	(112)	(125)	(316)	(341)
Total Company	$2,011	$2,016	$4,849	$5,424

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

3M business segment reporting measures include dual credit to business segments for certain sales and related operating income. Management evaluates each of its four business segments based on net sales and operating income performance, including dual credit reporting to further incentivize sales growth. As a result, 3M reflects additional (“dual”) credit to another business segment when the customer account activity (“sales district”) with respect to the particular product sold to the external customer is provided by a different business segment. This additional dual credit is largely reflected at the division level. For example, privacy screen protection products are primarily sold by the Display Materials and Systems Division within the Transportation and Electronics business segment; however, certain sales districts within the Consumer business segment provide the customer account activity for sales of the product to particular customers. In this example, the non-primary selling segment (Consumer) would also receive credit for the associated net sales initiated through its sales district and the related approximate operating income. The assigned operating income related to dual credit activity may differ from operating income that would result from actual costs associated with such sales. The offset to the dual credit business segment reporting is reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income in total are unchanged.

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

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the the three and nine months ended September 30, 2019 compared to 2018.

	Three months ended	Nine months ended
(Earnings per diluted share)	September 30, 2019	September 30, 2019
Same period last year	$2.58	$6.61
Significant litigation-related charges	—	1.16
TCJA measurement period adjustment	—	0.36
Same period last year, excluding significant litigation-related charges and TCJA measurement period adjustment	$2.58	$8.13
Increase/(decrease) in earnings per share - diluted, due to:
2018 divestiture of Communication Markets Division, net of related restructuring actions	—	(0.48)
Organic growth/productivity and other	(0.16)	(0.46)
Second quarter 2019 restructuring actions	—	(0.21)
Acquisitions/divestitures	0.10	0.03
Foreign exchange impacts	0.05	—
Income tax rate	0.08	(0.06)
Shares of common stock outstanding	0.07	0.20
Current period, excluding significant litigation-related charges and Venezuelan deconsolidation	$2.72	$7.15
Significant litigation-related charges	—	0.72
Loss on deconsolidation of Venezuelan subsidiary	—	0.28
Current period	$2.72	$6.15

For the third quarter of 2019, net income attributable to 3M was $1.583 billion, or $2.72 per diluted share compared to $1.543 billion or $2.58 per diluted share in the same period last year, an increase of 5.4 percent on a per diluted share basis. For the first nine months of 2019, net income attributable to 3M was $3.601 billion, or $6.15 per diluted share compared to $4.002 billion or $6.61 per diluted share in the same period last year, a decrease of 7.0 percent on a per diluted share basis.

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

There were no items related to the determination of non-GAAP measures described above for either of the third quarters of 2019 or 2018. However, for the first nine months of 2019 compared to the same period in 2018, on an adjusted basis, net income attributable to 3M was $4.187 billion, or $7.15 per diluted share versus $4.929 billion, or $8.13 per diluted share, respectively, which was a decrease of 12.1 percent on a per diluted share basis.

In the first nine months of 2019, while 3M experienced sales growth in its Consumer and Health Care segments, this was more than offset by declines in 3M’s Safety and Industrial and Transportation and Electronics segments. These two businesses were impacted by weakness in certain end markets (China, automotive and electronics) and channel inventory adjustments, particularly within Asia Pacific and the United States. Earnings were also impacted by second quarter restructuring and actions taken by 3M to lower production volumes and reduce inventories to improve cash flow. Partially offsetting these impacts were benefits in the third quarter from the restructuring actions, as well as net gains related to property sales.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

2018 divestiture of Communication Markets Division, net of related restructuring actions and exit activities:

●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture, which was reported within the Company’s Safety and Industrial business. During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions affected approximately 900 positions worldwide and resulted in a second quarter 2018 pre-tax charge of $105 million. The aggregate net impact of the gain on sale and related restructuring actions increased earnings per share by 48 cents per diluted share for the first nine months of 2018 and reflects the specific income tax rate associated with these items.

Organic growth/productivity and other:

●	Negative organic local-currency sales growth as a result of weakness in certain end markets and channel inventory adjustments, along with actions taken by 3M to lower production volumes and reduce inventories to improve cash flow, reduced earnings per diluted share. Partially offsetting these impacts were benefits from restructuring actions taken in the second quarter of 2019, as well as net gains related to property sales.
●	On a combined basis, lower defined benefit pension and postretirement service cost expense decreased expense year-on-year.
●	Higher income related to non-service cost components of pension and postretirement expense, decreased expense year-on-year.
●	Interest expense (net of interest income) increased $13 million and $57 million for the third quarter and first nine months of 2019, respectively, as a result of higher U.S. average debt balances, partially offset by the year-on-year increase in interest income driven by higher balances in cash, cash equivalents and marketable securities resulting from the proceeds from debt issuances in advance of the October 2019 Acelity acquisition.

Second quarter 2019 restructuring actions:

●	During the second quarter of 2019, in light of a slower than expected 2019 sales, management approved and committed to undertake certain restructuring actions. These actions span all business groups, functions and geographies, with emphasis on corporate structure and underperforming areas of the portfolio. These actions impacted approximately 2,000 positions worldwide, including attrition. The Company recorded a second quarter 2019 pre-tax charge of $148 million, or 21 cents per diluted share for the first nine months of 2019. This amount reflects the specific income tax rate associated with these items. See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisition of M*Modal (first quarter 2019), but also include costs leading up to the October 2019 acquisition of Acelity. These items collectively decreased earnings per diluted share by 4 cents and 10 cents year-on-year for the third quarter and first nine months of 2019, respectively. The net impacts related to M*Modal included income from operations, more than offset by transaction and integration costs. Interest expense related to financing costs of M*Modal is also included. Expenses related to the October 2019 acquisition of Acelity, largely relate to financing costs in advance of the close of the acquisition.
●	Divestiture impacts include the incremental year-on-year pre-tax gain on divestitures and the lost operating income from divested businesses (other than lost income related to the divestiture of the Communication Markets Division). These items collectively increased earnings per diluted share by 14 cents and 17 cents year-on-year for the third quarter and first nine months of 2019, respectively. The net impacts included 14 cents for both the third quarter and first nine months of 2019 related to the gain from the third quarter 2019 divestiture of the Company’s gas and flame detection business. The first nine months of 2019 also includes 7 cents from the second quarter 2019 “held for sale” tax benefit related to the legal entities associated with the divestiture. Other incremental year-on-year gains/losses on divestitures and the lost operating income from divested businesses decreased earnings per share by an immaterial amount and 4 cents year-on-year for the third quarter and first nine months of 2019, respectively.
●	In addition to divestiture impacts above, remaining stranded costs and lost operating income related to the 2018 divestiture of the Communication Markets Division decreased earnings per diluted share by 4 cents year-on-year for first nine months of 2019. The impact for the third quarter was immaterial.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) increased pre-tax earnings year-on-year by approximately $39 million and $3 million, or the equivalent of 5 cents per diluted share and an immaterial amount for the third quarter and first nine months of 2019, respectively, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	As disclosed above, certain items above reflect specific income tax rates associated with those items. Overall, the effective tax rate for the third quarter of 2019 was 19.3 percent, a decrease of 2.0 percentage points versus 2018. The effective tax rate for the first nine months of 2019 was 19.7 percent, a decrease of 4.3 percentage points versus 2018. Excluding the significant litigation-related charges in the first quarter of 2018 and 2019, measurement period adjustment related to TCJA in the first quarter of 2018, and the deconsolidation of the Venezuelan subsidiary (as discussed below), the effective tax rate decreased 0.6 percentage points year-on-year for the first nine months of 2019.
●	Factors that decreased the effective tax rate for the third quarter included adjustments related to impacts of U.S. international tax provisions, geographical income mix, and increased benefits from the R&D tax credit. These decreases were partially offset by the tax related to the divestiture of the Company’s gas and flame detection business and decreased benefit from stock options. Factors that decreased the effective tax rate for the first nine months of 2019 included prior year measurement period adjustments related to 2017 Tax Cuts and Jobs Act (TCJA), prior year resolution of the NRD lawsuit (as described in Note 14), geographical income mix, and increased benefits from the R&D tax credit. These decreases were partially offset by the deconsolidation of the Venezuelan subsidiary, and adjustments to uncertain tax positions. In addition, the effective tax rate decreased due to the divestiture of the Company’s gas and flame detection business. Refer to Note 8 for additional details.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 7 cents and 20 cents per diluted share for the third quarter and first nine months of 2019. Weighted-average diluted shares outstanding in the third quarter and first nine months of 2019 declined 2.6 percent and 3.2 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $142 million and $1.2 billion of its own stock in the third quarter and first nine months of 2019, respectively.

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

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change

Nine months ended September 30, 2018 GAAP	$5,424	21.9%	$5,280	$1,266	24.0%	$4,002	$6.61
Adjustment for significant litigation-related charges	897		897	187		710	1.16
Adjustment for measurement period accounting of TCJA				(217)		217	0.36
Nine months ended September 30, 2018 adjusted amounts (non-GAAP measures)	$6,321	25.5%	$6,177	$1,236	20.0%	$4,929	$8.13

Nine months ended September 30, 2019 GAAP	$4,849	20.2%	$4,500	$888	19.7%	$3,601	$6.15	(7.0)%
Adjustment for significant litigation-related charges	548		548	124		424	0.72
Adjustment for loss on deconsolidation of Venezuelan subsidiary			162	—		162	0.28
Nine months ended September 30, 2019 adjusted amounts (non-GAAP measures)	$5,397	22.5%	$5,210	$1,012	19.4%	$4,187	$7.15	(12.1)%

Sales and operating income by business segment:

In the first nine months of 2019, while 3M experienced sales growth in its Consumer and Health Care segments, this was more than offset by declines in 3M’s Safety and Industrial and Transportation and Electronics segments. These two businesses were impacted by weakness in certain end markets (China, automotive and electronics) and channel inventory adjustments, particularly within Asia Pacific and the United States. Earnings were also impacted by second quarter restructuring and actions taken by 3M to lower production volumes and reduce inventories to improve cash flow. Partially offsetting these impacts were benefits in the third quarter from the restructuring actions, as well as net gains related to property sales.

The following tables contain sales and operating income results by business segment for the three and nine months ended September 30, 2019 and 2018. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2019 versus 2018 results, including Corporate and Unallocated. Refer to Note 17 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2019		2018		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$2,849	$765	$3,021	$697	(5.7)%	9.6%
Transportation and Electronics	2,503	631	2,619	726	(4.4)	(13.1)
Health Care	1,721	459	1,643	475	4.7	(3.2)
Consumer	1,324	308	1,302	300	1.7	2.3
Corporate and Unallocated	28	(40)	35	(57)	—	—
Elimination of Dual Credit	(434)	(112)	(468)	(125)	—	—
Total Company	$7,991	$2,011	$8,152	$2,016	(2.0)%	(0.2)%

	Nine months ended September 30,
	2019		2018		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$8,796	$2,062	$9,542	$2,753	(7.8)%	(25.1)%
Transportation and Electronics	7,312	1,746	7,665	2,051	(4.6)	(14.9)
Health Care	5,290	1,406	5,118	1,443	3.3	(2.5)
Consumer	3,821	809	3,819	811	0.1	(0.3)
Corporate and Unallocated	98	(858)	47	(1,293)	—	—
Elimination of Dual Credit	(1,292)	(316)	(1,371)	(341)	—	—
Total Company	$24,025	$4,849	$24,820	$5,424	(3.2)%	(10.6)%

	Three months ended September 30, 2019
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Safety and Industrial	(3.3)%	—%	(0.8)%	(1.6)%	(5.7)%
Transportation and Electronics	(3.4)	—	—	(1.0)	(4.4)
Health Care	2.0	4.4	—	(1.7)	4.7
Consumer	2.6	—	—	(0.9)	1.7
Total Company	(1.3)%	0.9%	(0.3)%	(1.3)%	(2.0)%

	Nine months ended September 30, 2019
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change

Safety and Industrial	(3.5)%	—%	(1.8)%	(2.5)%	(7.8)%
Transportation and Electronics	(2.7)	—	—	(1.9)	(4.6)
Health Care	2.0	3.8	—	(2.5)	3.3
Consumer	1.7	—	—	(1.6)	0.1
Total Company	(1.1)%	0.8%	(0.7)%	(2.2)%	(3.2)%

Sales by geographic area:

Percent change information compares the third quarter and first nine months of 2019 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended September 30, 2019
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$3,292	$2,490	$1,465	$744	$—	$7,991
% of worldwide sales	41.2%	31.2%	18.3%	9.3%	—	100.0%
Components of net sales change:
Volume — organic	(1.5)%	(4.0)%	0.6%	2.3%	—	(1.6)%
Price	0.4	(0.4)	1.4	0.5	—	0.3
Organic local-currency sales	(1.1)	(4.4)	2.0	2.8	—	(1.3)
Acquisitions	2.1	0.1	—	0.1	—	0.9
Divestitures	(0.2)	—	(1.3)	—	—	(0.3)
Translation	—	(0.7)	(4.8)	(2.3)	—	(1.3)
Total sales change	0.8%	(5.0)%	(4.1)%	0.6%	—	(2.0)%

Total sales change:
Safety and Industrial	(4.5)%	(9.5)%	(5.8)%	(1.2)%	—	(5.7)%
Transportation and Electronics	(5.4)%	(5.1)%	(4.0)%	5.1%	—	(4.4)%
Health Care	11.8%	1.1%	(2.9)%	(1.1)%	—	4.7%
Consumer	3.1%	(1.6)%	(0.7)%	1.2%	—	1.7%

Organic local-currency sales change:
Safety and Industrial	(4.2)%	(8.2)%	1.9%	1.1%	—	(3.3)%
Transportation and Electronics	(5.4)%	(4.7)%	0.6%	6.8%	—	(3.4)%
Health Care	2.6%	1.4%	1.8%	1.3%	—	2.0%
Consumer	3.1%	(1.0)%	4.6%	3.8%	—	2.6%

Additional information beyond what is included in the preceding table is as follows:

●	In the Asia Pacific geographic area, China/Hong Kong total sales decreased 11 percent and organic local-currency sales decreased 9 percent. In Japan, total sales increased year-on-year by 6 percent and organic local-currency sales increased 3 percent.
●	In the Latin America/Canada geographic area, total sales in Mexico increased 5 percent and organic local-currency sales increased 6 percent. In Canada, total sales increased 6 percent and organic local-currency sales increased 7 percent. In Brazil, total sales decreased 3 percent and organic local-currency sales decreased 1 percent.

	Nine months ended September 30, 2019
			Europe,	Latin
	United	Asia	Middle East	America/	Other
	States	Pacific	& Africa	Canada	Unallocated	Worldwide
Net sales (millions)	$9,742	$7,383	$4,682	$2,220	$(2)	$24,025
% of worldwide sales	40.6%	30.7%	19.5%	9.2%	—	100.0%
Components of net sales change:
Volume — organic	(1.0)%	(3.1)%	(1.8)%	0.4%	—	(1.7)%
Price	0.5	0.1	1.3	1.0	—	0.6
Organic local-currency sales	(0.5)	(3.0)	(0.5)	1.4	—	(1.1)
Acquisitions	2.0	—	0.1	0.1	—	0.8
Divestitures	(0.6)	(0.2)	(1.9)	(0.7)	—	(0.7)
Translation	—	(2.2)	(5.5)	(3.8)	—	(2.2)
Total sales change	0.9%	(5.4)%	(7.8)%	(3.0)%	—	(3.2)%

Total sales change:
Safety and Industrial	(6.1)%	(8.6)%	(11.4)%	(4.6)%	—	(7.8)%
Transportation and Electronics	(2.3)%	(5.7)%	(6.6)%	0.9%	—	(4.6)%
Health Care	10.2%	0.7%	(3.9)%	(3.4)%	—	3.3%
Consumer	3.1%	(4.2)%	(5.8)%	(2.8)%	—	0.1%

Organic local-currency sales change:
Safety and Industrial	(4.7)%	(5.1)%	(1.8)%	0.6%	—	(3.5)%
Transportation and Electronics	(2.3)%	(4.1)%	(1.3)%	3.9%	—	(2.7)%
Health Care	1.9%	3.6%	1.6%	0.6%	—	2.0%
Consumer	3.1%	(1.6)%	0.2%	1.4%	—	1.7%

Additional information beyond what is included in the preceding table is as follows:

●	In the Asia Pacific geographic area, China/Hong Kong total sales decreased 9 percent and organic local-currency sales decreased 5 percent. In Japan, both total sales and organic local-currency sales decreased 2 percent.
●	In the Latin America/Canada geographic area, total sales in Mexico increased 1 percent and organic local-currency sales increased 3 percent. In Canada, total sales increased 1 percent, as organic local-currency sales growth of 4 percent was partially offset by foreign currency translation impacts. In Brazil, total sales decreased 6 percent, as organic local-currency sales growth of 2 percent was more than offset by foreign currency translation impacts.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales in the third quarter and first nine months of 2019 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency positively impacted earnings in the third quarter of 2019 and was neutral in the first nine months of 2019 compared to the same periods last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $4.732 billion of operating cash flows in the first nine months of 2019, an increase of $551 million when compared to the first nine months of 2018, with this increase primarily due to the lower year-on-year significant litigation-related charges and the timing of associated payments that impacted both the first quarter of 2019 and first quarter of 2018 in addition to working capital improvements. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2019, the Company purchased $1.2 billion of its own stock, compared to $3.6 billion of stock purchases in the first nine months of 2018. As of September 30, 2019, approximately $8.2 billion remained available under the authorization. The Company continues to expect to purchase $1.0 billion to $1.5 billion of its own stock during the full-year 2019. In February 2019, 3M’s Board of Directors declared a first-quarter 2019 dividend of $1.44 per share, an increase of 6 percent. This marked the 61st consecutive year of dividend increases for 3M. In May 2019, 3M’s Board of Directors declared a second-quarter dividend of $1.44 per share. In August 2019, 3M’s Board of Directors declared a third-quarter dividend of $1.44 per share.

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

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2019	2018	Change	2019	2018	Change
Cost of sales	52.4%	51.0%	1.4%	53.3%	50.7%	2.6%
Selling, general and administrative expenses	18.2	19.0	(0.8)	21.2	23.9	(2.7)
Research, development and related expenses	5.5	5.3	0.2	5.8	5.6	0.2
Gain on sale of businesses	(1.3)	—	(1.3)	(0.5)	(2.1)	1.6
Operating income margin	25.2%	24.7%	0.5%	20.2%	21.9%	(1.7)%

3M expects global defined benefit pension and postretirement service cost expense in 2019 to decrease by approximately $60 million pre-tax when compared to 2018, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in defined benefit pension and postretirement service cost expense for the third quarter and first nine months of 2019 was approximately $17 million and $47 million, respectively.

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

Cost of sales, measured as a percent of sales, increased in both the third quarter and first nine months of 2019. Increases in the third quarter compared to the same period last year primarily related to cost absorption penalties from lower production volumes as all businesses worked to reduce inventories and improve cash flow. In the first nine months of 2019, in addition to the costs of the inventory reduction actions undertaken to improve cash flow, the increase in cost of sales was primarily due to significant litigation-related charges taken in the first quarter of 2019 (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section). These factors were partially offset by selling price increases, which increased net sales year-on-year by 0.3 percent and 0.6 percent in the third quarter and first nine months of 2019, respectively.

Selling, General and Administrative Expenses:

SG&A in dollars decreased 5.9 percent and 14.0 percent in the third quarter and first nine months of 2019, respectively, when compared to the same period last year. The decrease in the third quarter primarily relates to indirect cost reductions. The decrease in the first nine months of 2019 primarily relate to indirect cost reductions and lower year-on-year impact related to significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section).

Research, Development and Related Expenses:

R&D in dollars increased $13 million and $6 million in the third quarter and first nine months of 2019, respectively, when compared to the same period last year. R&D, measured as a percent of sales, increased in the third quarter and first nine months of 2019, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Gain on Sale of Businesses:

During the first quarter of 2019, the Company sold certain oral care technology comprising a business and reflected an earnout on a previous divestiture resulting in an aggregate immaterial gain. During the third quarter of 2019, the Company sold its gas and flame detection business for a pre-tax gain of $112 million. Refer to Note 3 for additional details on divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the the three and nine months ended September 30, 2019 and 2018.

	Three months ended	Nine months ended
(Percent of net sales)	September 30, 2019	September 30, 2019
Same period last year	24.7%	21.9%
Significant litigation-related charges	—	3.6
Same period last year, excluding significant litigation-related charges	24.7%	25.5%
Increase/(decrease) in operating income margin, due to:
2018 divestiture of Communication Markets Division, net of related restructuring actions	—	(1.6)
Organic volume/productivity and other	(1.6)	(1.9)
Second quarter 2019 restructuring actions	—	(0.5)
Acquisitions/divestitures	1.0	0.1
Selling price and raw material impact	0.3	0.4
Foreign exchange impacts	0.8	0.5
Current period, excluding significant litigation-related charges	25.2%	22.5%
Significant litigation-related charges	—	(2.3)
Current period	25.2%	20.2%

Operating income margins increased 0.5 percentage points in the third quarter of 2019 when compared to the third quarter of 2018, and decreased 1.7 percentage points in the first nine months of 2019 when compared to the first nine months of 2018. Excluding the significant litigation-related charges, operating margins decreased 3.0 percentage points to 22.5 percent in the first nine months of 2019 when compared to the first nine months of 2018. Refer to the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section above for additional details on the significant litigation-related charges.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

2018 divestiture of Communication Markets Division, net of related restructuring actions:

●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $494 million as a result of this divestiture. During the second quarter of 2018, management approved and committed to undertake certain restructuring actions related to addressing corporate functional costs following the Communication Markets Division divestiture. These actions resulted in a second quarter 2018 pre-tax charge of $105 million.

Organic volume/productivity and other:

●	Negative organic local sales volume growth as a result of weakness in certain end markets and channel inventory adjustments, along with actions taken by 3M to lower production volumes and reduce inventories to improve cash flow, reduced operating margins. Partially offsetting these impacts were benefits from restructuring actions taken in the second quarter of 2019, as well as net gains related to property sales.
●	Operating income margins increased year-on-year due to lower defined benefit pension and postretirement service cost expense.

Second quarter 2019 restructuring actions:

●	During the second quarter of 2019, in light of a slower than expected 2019 sales, management approved and committed to undertake certain restructuring. Of the associated $148 million charge, $112 million impacted operating income while $35 million associated with a voluntary retirement incentive program impacted other expense (income). See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the on-going integration of M*Modal, which decreased operating income margins year-on-year.
●	Divestiture impacts (which is comprised of higher year-on-year divestiture gains other than the Communication Markets Division in addition to lost operating income from divested businesses) increased operating income margins year-on-year and was primary related to the gain from the divestiture of the Company’s gas and flame detection business.
●	Remaining stranded costs to be addressed from the 2018 divestiture of the Communication Markets Division also reduced operating margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices, partially offset by raw material cost increases, benefited operating income margins year-on-year for the first nine months of 2019. Raw material costs were flat year-on-year for the third quarter 2019.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) increased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for the first nine months of 2018 and 2019 included the $897 million and $548 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense (net of interest income) increased in the third quarter and first nine months of 2019 compared to the same period in 2018 due to higher U.S. average debt balances, partially offset by the year-on-year increase in interest income driven by higher balances in cash, cash equivalents and marketable securities resulting from the proceeds from debt issuances in advance of the October 2019 Acelity acquisition

Other expense (income) increased year-on-year in the first nine months 2019 primarily due to the impact of deconsolidation of the Company’s Venezuelan subsidiary. Refer to Note 1 for additional details. In addition, other expense (income) also increased year-on-year due to the charge associated with the voluntary retirement incentive program. Refer to Note 11 for additional details.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2019	2018	2019	2018
Effective tax rate	19.3%	21.3%	19.7%	24.0%

The effective tax rate for the third quarter of 2019 was 19.3 percent, compared to 21.3 percent in the third quarter of 2018, a decrease of 2.0 percentage points. The effective tax rate for the first nine months of 2019 was 19.7 percent, compared to 24.0 percent in the first nine months 2018, a decrease of 4.3 percentage points. The changes in the tax rates between years were impacted by many factors, including measurement period adjustments related to the Tax Cuts and Jobs Act (TCJA) and significant litigation-related charges, and the impact from the deconsolidation of the Company’s Venezuelan subsidiary as further described in the Overview, Certain amounts adjusted for impacts of deconsolidation of the Company’s Venezuelan subsidiary, significant litigation-related charges and measurement period adjustments to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) - (non-GAAP measures) section and in Note 8. Additional factors that impacted the tax rates between years are further discussed in Note 8.

3M currently estimates its effective tax rate for 2019 will be approximately 20 to 21 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2019	2018	2019	2018
Net income attributable to noncontrolling interest	$5	$3	$11	$12

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased pre-tax income by approximately $39 million and $3 million for the third quarter of 2019 and nine months ended September 30, 2019, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $69 million and $190 million for the the three and nine months ended September 30, 2019, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Corporate and Unallocated operating expenses decreased in both the third quarter and first nine months of 2019, when compared to the same periods last year. In the first quarter of 2018 and 2019, significant litigation-related charges of $897 million and $548 million, respectively, were reflected in Corporate and Unallocated. In the second quarter of 2018 and 2019, operating expenses included the restructuring charge of $105 million and $82 million, respectively, as further discussed in Note 5. In the third quarter, operating expenses were partially offset by gains related to the sale of certain properties. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated decreased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for both the third quarter and first nine months of 2019 and 2018 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2018 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (millions)	$2,849	$3,021	$8,796	$9,542
Sales change analysis:
Organic local-currency	(3.3)%	0.7%	(3.5)%	3.2%
Acquisitions	—	4.6	—	4.9
Divestitures	(0.8)	(3.3)	(1.8)	(1.6)
Translation	(1.6)	(2.1)	(2.5)	1.2
Total sales change	(5.7)%	(0.1)%	(7.8)%	7.7%

Operating income (millions)	$765	$697	$2,062	$2,753
Percent change	9.6%	(4.2)%	(25.1)%	36.9%
Percent of sales	26.8%	23.1%	23.4%	28.9%

Third quarter 2019 results:

Sales in Safety and Industrial totaled $2.8 billion, down 5.7 percent in U.S. dollars. Organic local-currency sales decreased 3.3 percent, divestitures decreased sales by 0.8 percent, and foreign currency translation decreased sales by 1.6 percent.

On an organic local-currency sales basis:

●	Sales increased in roofing granules, while personal safety, abrasives, industrial adhesives and tapes, electrical markets, closure and masking, and automotive aftermarket declined year-on-year.
●	Softness and channel inventory reductions impacted sales growth across most of the Company’s safety-related and industrial-related portfolio.

Acquisitions:

●	Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems and other safety devices.

Divestitures:

●	2017 divestitures that impacted 2018 results relate to the sale of the safety prescription eyewear business (first quarter 2017) and assets of its electrical marking/labelling business (fourth quarter 2017).
●	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
●	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.
●	In May 2018, 3M divested an abrasives glass products business.
●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Operating income:

●	Operating income margins increased 3.7 percentage points, primarily impacted by the gain on the divestiture of the gas and flame detection business, which resulted in a net year-on-year operating income margin increase of 3.9 percentage points.

First nine months 2019 results:

Sales in Safety and Industrial totaled $8.8 billion, down 7.8 percent in U.S. dollars. Organic local-currency sales decreased 3.5 percent, divestitures decreased sales by 1.8 percent, and foreign currency translation decreased sales by 2.5 percent.

On an organic local-currency sales basis:

●	Sales increased in roofing granules and personal safety, while electrical markets, industrial adhesives and tapes, abrasives, closure and masking, and automotive aftermarket declined year-on-year.
●	Softness and channel inventory reductions impacted sales growth across most of the Company’s safety-related and industrial-related portfolio.

Acquisitions:

●	Acquisition sales growth in 2018 reflects the acquisition of Scott Safety in October 2017. Scott Safety is a premier manufacturer of innovative products, including self-contained breathing apparatus systems and other safety devices.

Divestitures:

●	2017 divestitures that impacted 2018 results relate to the sale of its safety prescription eyewear business (first quarter 2017) and assets of its electrical marking/labelling business (fourth quarter 2017).
●	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
●	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.
●	In May 2018, 3M divested an abrasives glass products business.
●	In June 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Operating income:

●	Operating income margins decreased 5.5 percentage points, primarily related to the first quarter 2018 sale of certain personal safety product offerings and the divestiture of the Communication Markets Division in the second quarter of 2018, partially offset by the third quarter 2019 divestiture of the gas and flame detection business, resulting in a net year-on-year operating income margin reduction of 3.8 percentage points. Operating income margins were also impacted by sales declines, particularly in Asia Pacific and the U.S, and actions taken by 3M to lower production volumes and reduce inventories to improve cash flow.

Transportation and Electronics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (millions)	$2,503	$2,619	$7,312	$7,665
Sales change analysis:
Organic local-currency	(3.4)%	3.0%	(2.7)%	3.8%
Divestitures	—	(0.9)	—	(2.2)
Translation	(1.0)	(1.4)	(1.9)	1.3
Total sales change	(4.4)%	0.7%	(4.6)%	2.9%

Operating income (millions)	$631	$726	$1,746	$2,051
Percent change	(13.1)%	4.4%	(14.9)%	(11.0)%
Percent of sales	25.2%	27.7%	23.9%	26.8%

Third quarter 2019 results:

Sales in Transportation and Electronics totaled $2.5 billion, down 4.4 percent in U.S. dollars. Organic local-currency sales decreased 3.4 percent and foreign currency translation decreased sales by 1.0 percent.

Total sales decreased 9 percent within the electronics-related businesses and decreased 5 percent within Asia Pacific.

On an organic local-currency sales basis:

●	Sales increased in advanced materials, transportation safety and commercial solutions, while automotive and aerospace declined.
●	Automotive and aerospace was impacted by the decline in global car and light truck builds along with channel inventory reductions within its Automotive OEM business, particularly in China.
●	Sales decreased 9 percent in 3M’s electronics-related businesses, with decreases in both display materials and systems and electronics materials solutions. Electronics-related growth was impacted by soft consumer electronics, semiconductor and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 5 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

●	2017 divestitures that impacted 2018 results included the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

Operating income:

●	Operating income margins decreased 2.5 percentage points, primarily impacted by continued sales declines, particularly in Asia Pacific and the U.S, and actions taken by 3M to lower production volumes and reduce inventories to improve cash flow.

First nine months 2019 results:

Sales in Transportation and Electronics totaled $7.3 billion, down 4.6 percent in U.S. dollars. Organic local-currency sales decreased 2.7 percent and foreign currency translation decreased sales by 1.9 percent.

Total sales decreased 7 percent within the electronics-related businesses in addition to a 6 percent decrease in Asia Pacific.

On an organic local-currency sales basis:

●	Sales increased in advanced materials and transportation safety, while commercial solutions and automotive and aerospace declined.
●	Automotive and aerospace was impacted by the decline in global car and light truck builds along with channel inventory reductions within its Automotive OEM business, particularly in China.
●	Sales decreased 5 percent in 3M’s electronics-related businesses, with decreases in both display materials and systems and electronics materials solutions. Electronics-related growth was impacted by soft consumer electronics, semiconductor and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

●	2017 divestitures that impacted 2018 results included the sale of 3M’s identity management business and tolling and automated license/number plate business (both in second quarter 2017) and electronic monitoring business (fourth quarter 2017).

Operating income:

●	Operating income margins decreased 2.9 percentage points, primarily impacted by continued sales declines, particularly in Asia Pacific and the U.S, and actions taken by 3M to lower production volumes and reduce inventories to improve cash flow.

In August 2019, 3M entered into an agreement with Avon Rubber p.l.c. to purchase 3M’s advanced ballistic-protection business for $91 million, subject to closing and other adjustments, plus contingent consideration of up to $25 million depending on the outcome of certain tenders. The transaction is expected to be completed in late 2019 or early 2020. Refer to Note 3 for additional details.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (millions)	$1,721	$1,643	$5,290	$5,118
Sales change analysis:
Organic local-currency	2.0%	(0.7)%	2.0%	2.0%
Acquisitions	4.4	—	3.8	—
Divestitures	—	(0.2)	—	(0.1)
Translation	(1.7)	(1.7)	(2.5)	1.3
Total sales change	4.7%	(2.6)%	3.3%	3.2%

Operating income (millions)	$459	$475	$1,406	$1,443
Percent change	(3.2)%	(5.2)%	(2.5)%	3.3%
Percent of sales	26.7%	28.9%	26.6%	28.2%

Third quarter 2019 results:

Sales in Health Care totaled $1.7 billion, up 4.7 percent in U.S. dollars. Organic local-currency sales increased 2.0 percent, acquisitions increased sales by 4.4 percent, and foreign currency translation decreased sales by 1.7 percent.

On an organic local-currency sales basis:

●	Sales increased in health information systems, food safety, medical solutions, and oral care, while drug delivery was flat.
●	Separation and purification declined year on year primarily due to softness in the China market.

Acquisitions:

●	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.
●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Operating income:

●	Operating income margins decreased 2.2 percentage points year-on-year, driven by a 1.5 percentage point impact related to the M*Modal acquisition.

First nine months 2019 results:

Sales in Health Care totaled $5.3 billion, up 3.3 percent in U.S. dollars. Organic local-currency sales increased 2.0 percent, acquisitions increased sales by 3.8 percent, and foreign currency translation decreased sales by 2.5 percent.

On an organic local-currency sales basis:

●	Sales increased in health information systems, food safety, medical solutions and oral care, while separation and purification declined year-on-year.
●	Drug delivery also declined year-on-year, as continued softness in the business negatively impacted overall Health Care organic growth.

Acquisitions:

●	In September 2017, 3M acquired Elution Technologies, LLC, a manufacturer of food safety test kits.
●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Operating income:

●	Operating income margins decreased 1.6 percentage points year-on-year, driven by a 1.9 percentage point impact related to the M*Modal acquisition.

In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries for cash of approximately $4.5 billion, subject to closing and other adjustments, and assumption of $2.5 billion of debt and related items. Refer to Note 3 for additional details.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales (millions)	$1,324	$1,302	$3,821	$3,819
Sales change analysis:
Organic local-currency	2.6%	(2.2)%	1.7%	1.4%
Acquisitions	—	0.2	—	0.2
Translation	(0.9)	(1.3)	(1.6)	0.5
Total sales change	1.7%	(3.3)%	0.1%	2.1%

Operating income (millions)	$308	$300	$809	$811
Percent change	2.3%	(6.9)%	(0.3)%	4.9%
Percent of sales	23.2%	23.1%	21.2%	21.2%

Third quarter 2019 results:

Sales in Consumer totaled $1.3 billion, a decrease of 1.7 percent in U.S. dollars. Organic local-currency sales increased 2.6 percent and foreign currency translation decreased sales by 0.9 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement and consumer health care, while stationery and office and home care declined.
●	Sales showed continued strength in the Company’s FiltreteTM, CommandTM and NexcareTM brands.

Acquisitions:

●	Acquisition sales growth in 2018 reflects certain safety products sold through retail channels in the Asia Pacific region from the acquisition of Scott Safety in October 2017.

Operating income:

●	Operating income margins increased 0.1 percentage points year-on-year.

First nine months 2019 results:

Sales in Consumer totaled $3.8 billion, an increase of 0.1 percent in U.S. dollars. Organic local-currency sales increased 1.7 percent and foreign currency translation decreased sales by 1.6 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement and consumer health care, while stationery and office was flat. Home care declined year-on-year.
●	Geographically, the U.S. showed particular strength in the Company’s FiltreteTM and CommandTM brands, while Asia Pacific was impacted by lower consumer demand for respiratory solutions.

Acquisitions:

●	Acquisition sales growth in 2018 reflects certain safety products sold through retail channels in the Asia Pacific region from the acquisition of Scott Safety in October 2017.

Operating income:

●	Operating income margins were flat year-on-year.

FINANCIAL CONDITION AND LIQUIDITY

3M maintains a strong financial position, supported by the strength and stability of the company’s business model and cash flow capability, along with its proven access to the capital markets. This enables 3M to invest in its businesses to drive organic growth, with deployment toward research and development, capital expenditures, and commercialization capability as the company’s top priority. Investment in organic growth will be supplemented by complementary acquisitions. 3M will also continue to return cash to shareholders through dividends and share repurchases. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders, as well as funding U.S. acquisitions and other items as needed. The TCJA creates additional repatriation opportunities for 3M to access international cash positions on a continual and on-going basis and will help support U.S. capital deployments needs. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2018 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At September 30, 2019, there was no commercial paper issued and outstanding, compared to $435 million outstanding at December 31, 2018.

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

The Company’s total debt was $4.8 billion higher at September 30, 2019 when compared to December 31, 2018. Increases in debt related to the first quarter and third quarter 2019 issuances of $2.25 billion of medium-term notes and $3.25 billion of other registered notes, respectively, in addition to the 69 billion Japanese yen (approximately $640 million at September 30, 2019 exchange rates) outstanding from the 80 billion Japanese yen credit facility established in September 2019. The Company entered into the third quarter issuance of debt in anticipation of the closing of the Acelity acquisition in October 2019. These issuances were partially offset by the June 2019 repayment of $625 million aggregate principal amount of fixed-rate medium-term notes that matured in addition to lower commercial paper outstanding. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

In conjunction with the October 2019 acquisition of Acelity Inc, of the debt assumed, 3M did not immediately settle at close $0.4 billion of notes and, instead, satisfied and discharged those notes via an in-substance defeasance. Refer to Note 10 for additional information.

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

As of September 30, 2019, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Additionally, the August 2019 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2018 Annual Report on Form 10-K.

In March 2016, 3M amended and restated its existing $2.25 billion five-year revolving credit facility expiring in August 2019 to a $3.75 billion five-year revolving credit facility expiring in March 2021. This credit agreement includes a provision under which 3M may request an increase of up to $1.25 billion (at lenders’ discretion), bringing the total facility up to $5.0 billion. This revolving credit facility is undrawn at September 30, 2019. Under the $3.75 billion credit agreement, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2019, this ratio was approximately 19 to 1. Debt covenants do not restrict the payment of dividends. Apart from the committed facilities, an additional $283 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at September 30, 2019. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At September 30, 2019, 3M had $7.8 billion of cash, cash equivalents and marketable securities, of which approximately $2.1 billion was held by the Company’s foreign subsidiaries and approximately $5.7 billion was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2018, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $3.1 billion and $160 million, respectively. The increase from December 31, 2018 primarily relates to the proceeds from debt issuances in advance of the October 2019 acquisition of Acelity. Refer to Note 10 for additional details.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2019 and December 31, 2018.

(Millions)	September 30, 2019	December 31, 2018	Change
Total debt	$19,439	$14,622	$4,817
Less: Cash, cash equivalents and marketable securities	7,807	3,270	4,537
Net debt (non-GAAP measure)	$11,632	$11,352	$280

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

Working capital (non-GAAP measure):

(Millions)	September 30, 2019	December 31, 2018	Change
Current assets	$18,020	$13,709	$4,311
Less: Current liabilities	7,821	7,244	577
Working capital (non-GAAP measure)	$10,199	$6,465	$3,734

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

Working capital increased $3.7 billion compared with December 31, 2018. Balance changes in current assets increased working capital by $4.3 billion, driven by proceeds from debt issuances in advance of the October 2019 Acelity acquisition (discussed in the cash, cash equivalents and marketable securities section above). Working capital increases were partially offset by decreases in inventories, while accounts receivable was flat (discussed further below). Balance changes in current liabilities decreased working capital by $577 million, primarily due to increases in accruals related respirator mask/asbestos and other environmental liabilities, net of related subsequent payments (refer to Note 14 for additional details on these accruals) and the addition of the current portion of operating lease liabilities due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (refer to Note 15 for additional details on leases), partially offset by decreases in short-term debt.

Accounts receivable was flat compared to December 31, 2018, as increases related to the acquisition of M*Modal were offset by decreases in receivables from lower sales. Inventory decreased $359 million from December 31, 2018 as a result of the Company’s commitment to improve its cash flow in response to slowing growth conditions in certain end markets and channel inventory adjustments by customers.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2019	2018

Net income including noncontrolling interest	$3,612	$4,014
Depreciation and amortization	1,130	1,117
Company pension and postretirement contributions	(129)	(303)
Company pension and postretirement expense	242	306
Stock-based compensation expense	230	258
Gain on sale of businesses	(111)	(530)
Income taxes (deferred and accrued income taxes)	(141)	49
Loss on deconsolidation of Venezuelan subsidiary	162	—
Accounts receivable	(14)	(596)
Inventories	255	(562)
Accounts payable	(222)	148
Other — net	(282)	280
Net cash provided by (used in) operating activities	$4,732	$4,181

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2019, cash flows provided by operating activities increased $551 million compared to the same period last year, with this increase primarily due to lower year-on-year significant litigation-related charges and the timing of associated payments in addition to continued actions in reducing inventories. Factors that decreased operating cash flows included decreases in accounts payable and accrued income taxes. The combination of accounts receivable, inventories and accounts payable increased working capital by $19 million in the first nine months of 2019, compared to the working capital decreases of $199 million in the first nine months of 2018. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2019	2018

Purchases of property, plant and equipment (PP&E)	$(1,161)	$(1,046)
Proceeds from sale of PP&E and other assets	91	143
Acquisitions, net of cash acquired	(704)	13
Purchases and proceeds from maturities and sale of marketable securities and investments, net	348	714
Proceeds from sale of businesses, net of cash sold	236	806
Other — net	45	8
Net cash provided by (used in) investing activities	$(1,145)	$638

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects full-year 2019 capital spending to be approximately $1.6 billion to $1.7 billion as 3M continues to invest in its businesses.

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

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2019	2018

Change in short-term debt — net	$(466)	$(698)
Repayment of debt (maturities greater than 90 days)	(871)	(456)
Proceeds from debt (maturities greater than 90 days)	6,116	2,247
Total cash change in debt	$4,779	$1,093
Purchases of treasury stock	(1,243)	(3,601)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	437	401
Dividends paid to shareholders	(2,488)	(2,406)
Other — net	(158)	(36)
Net cash provided by (used in) financing activities	$1,327	$(4,549)

Total debt was approximately $19.4 billion at September 30, 2019 and $14.6 billion at December 31, 2018. Increases in debt related to the first quarter and third quarter 2019 issuances of $2.25 billion of medium-term notes and $3.25 billion of other registered notes, respectively. Repayment of debt primarily consists of the June 2019 repayment of $625 million aggregate principal amount of fixed-rate medium-term notes that had matured, in addition to debt assumed and subsequently repaid as a result of the Company’s acquisition of M*Modal. Outstanding commercial paper was zero at September 30, 2019, as compared to $435 million at December 31, 2018. Net commercial paper issuances, repayments and borrowings by international subsidiaries and the 69 billion Japanese yen (approximately $640 million at September 30, 2019 exchange rates) outstanding from the 80 billion Japanese yen credit facility established in September 2019 are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2019, the Company purchased $1.2 billion of its own stock. The Company continues to expect full-year 2019 gross share repurchases to be between $1.0 billion to $1.5 billion. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2019, 3M’s Board of Directors declared a first-quarter 2019 dividend of $1.44 per share, an increase of 6 percent. This is equivalent to an annual dividend of $5.76 per share and marked the 61st consecutive year of dividend increases. In May 2019, 3M’s Board of Directors declared a second-quarter 2019 dividend of $1.44 per share. In August 2019, 3M’s Board of Directors declared a third-quarter 2019 dividend of $1.44 per share.

Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for capital leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the nine months ended September 30, 2019 and 2018.

In the first nine months of 2019, free cash flow conversion was impacted by significant litigation-related charges and timing of associated payments, the impact from the deconsolidation of the Company’s Venezuelan subsidiary, and the impact from the Company’s gas and flame detection business divestiture gain. In the first nine months of 2018, free cash flow conversion was impacted by significant litigation-related charges and the measurement period adjustment relative to the accounting for the 2017 enactment of the TCJA. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Nine months ended
	September 30,
(Millions)	2019	2018
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$4,732	$4,181
Net cash provided by (used in) investing activities	(1,145)	638
Net cash provided by (used in) financing activities	1,327	(4,549)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$4,732	$4,181
Purchases of property, plant and equipment (PP&E)	(1,161)	(1,046)
Free cash flow	$3,571	$3,135
Net income attributable to 3M	$3,601	$4,002
Free cash flow conversion	99%	78%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2018 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2019. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

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

* Acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring could affect future results. The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures and changes to its organizational structure. With respect to acquisitions, including, for example, the recently completed acquisition of Acelity, Inc. and its KCI subsidiaries (a leading global medical technology company), future results will be affected by the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies. The Company realigned from five to four business segments, effective April 1, 2019, to better serve its global customers and markets. Successful execution of the realignment and the associated adjustments of our portfolio and business operating model, as well as other organizational changes, will be important to the Company’s future results.

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

* The Company’s future results may be affected by various legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery laws, U.S. trade sanctions compliance, regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies, U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws, the Sunshine Act, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14 “Commitments and Contingencies” within the Notes to Consolidated Financial Statements.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2019	1,723,445	$192.18	1,723,187	$9,065
February 1-28, 2019	1,052,365	$204.91	1,048,301	$8,850
March 1-31, 2019	355,200	$204.83	355,200	$8,777
Total January 1-March 31, 2019	3,131,010	$197.89	3,126,688	$8,777
April 1-30, 2019	—	$—	—	$8,777
May 1-31, 2019	1,172,572	$170.30	1,172,572	$8,578
June 1-30, 2019	1,197,673	$169.25	1,197,673	$8,375
Total April 1-June 30, 2019	2,370,245	$169.77	2,370,245	$8,375
July 1-31, 2019	240,464	$173.41	240,358	$8,333
August 1-31, 2019	333,679	$161.29	332,239	$8,280
September 1-30, 2019	276,127	$166.25	276,127	$8,234
Total July 1-September 30, 2019	850,270	$166.33	848,724	$8,234
Total January 1-September 30, 2019	6,351,525	$183.17	6,345,657	$8,234
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information. — No matters require disclosure.

Item 6. Exhibits.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3M COMPANY

(Registrant)

Date: October 25, 2019

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)