Form 10-Q
period 2020-03-31
3M CO
filed 2020-04-28
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2020
Common Stock, $0.01 par value per share	575,196,371 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2020

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2020	2019
Net sales	$8,075	$7,863
Operating expenses
Cost of sales	4,109	4,310
Selling, general and administrative expenses	1,768	1,948
Research, development and related expenses	537	477
Gain on sale of businesses	(2)	(8)
Total operating expenses	6,412	6,727
Operating income	1,663	1,136

Other expense (income), net	96	48

Income before income taxes	1,567	1,088
Provision for income taxes	273	195
Net income including noncontrolling interest	$1,294	$893

Less: Net income attributable to noncontrolling interest	2	2

Net income attributable to 3M	$1,292	$891

Weighted average 3M common shares outstanding — basic	576.8	577.5
Earnings per share attributable to 3M common shareholders — basic	$2.24	$1.54

Weighted average 3M common shares outstanding — diluted	581.5	588.5
Earnings per share attributable to 3M common shareholders — diluted	$2.22	$1.51

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2020	2019
Net income including noncontrolling interest	$1,294	$893
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(444)	77
Defined benefit pension and postretirement plans adjustment	119	84
Cash flow hedging instruments	47	6
Total other comprehensive income (loss), net of tax	(278)	167
Comprehensive income (loss) including noncontrolling interest	1,016	1,060
Comprehensive (income) loss attributable to noncontrolling interest	1	(2)
Comprehensive income (loss) attributable to 3M	$1,017	$1,058

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,253	$2,353
Marketable securities — current	224	98
Accounts receivable — net of allowances of $172 and $161	4,821	4,791
Inventories
Finished goods	2,021	2,003
Work in process	1,214	1,194
Raw materials and supplies	982	937
Total inventories	4,217	4,134
Prepaids	604	704
Other current assets	971	891
Total current assets	15,090	12,971
Property, plant and equipment	26,000	26,124
Less: Accumulated depreciation	(16,835)	(16,791)
Property, plant and equipment — net	9,165	9,333
Operating lease right of use assets	849	858
Goodwill	13,312	13,444
Intangible assets — net	6,191	6,379
Other assets	1,605	1,674
Total assets	$46,212	$44,659
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,248	$2,795
Accounts payable	2,207	2,228
Accrued payroll	523	702
Accrued income taxes	136	194
Operating lease liabilities — current	244	247
Other current liabilities	2,776	3,056
Total current liabilities	9,134	9,222

Long-term debt	19,247	17,518
Pension and postretirement benefits	3,794	3,911
Operating lease liabilities	603	607
Other liabilities	3,225	3,275
Total liabilities	$36,003	$34,533
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - March 31, 2020: 575,196,371
Shares outstanding - December 31, 2019: 575,184,835
Additional paid-in capital	6,024	5,907
Retained earnings	42,345	42,135
Treasury stock, at cost:	(29,817)	(29,849)
Shares at March 31, 2020: 368,836,685
Shares at December 31, 2019: 368,848,221
Accumulated other comprehensive income (loss)	(8,414)	(8,139)
Total 3M Company shareholders’ equity	10,147	10,063
Noncontrolling interest	62	63
Total equity	$10,209	$10,126
Total liabilities and equity	$46,212	$44,659

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2020	2019
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,294	$893
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	440	375
Company pension and postretirement contributions	(39)	(47)
Company pension and postretirement expense	98	70
Stock-based compensation expense	120	130
Gain on sale of businesses	(2)	(5)
Deferred income taxes	29	(56)
Changes in assets and liabilities
Accounts receivable	(143)	(78)
Inventories	(207)	(178)
Accounts payable	12	(3)
Accrued income taxes (current and long-term)	68	—
Other — net	(457)	(53)
Net cash provided by (used in) operating activities	1,213	1,048

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(332)	(391)
Proceeds from sale of PP&E and other assets	7	1
Acquisitions, net of cash acquired	(25)	(704)
Purchases of marketable securities and investments	(318)	(511)
Proceeds from maturities and sale of marketable securities and investments	207	369
Proceeds from sale of businesses, net of cash sold	86	6
Other — net	—	5
Net cash provided by (used in) investing activities	(375)	(1,225)

Cash Flows from Financing Activities
Change in short-term debt — net	462	(428)
Repayment of debt (maturities greater than 90 days)	—	(246)
Proceeds from debt (maturities greater than 90 days)	1,745	2,265
Purchases of treasury stock	(365)	(701)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	149	215
Dividends paid to shareholders	(847)	(830)
Other — net	(36)	(17)
Net cash provided by (used in) financing activities	1,108	258

Effect of exchange rate changes on cash and cash equivalents	(46)	4

Net increase (decrease) in cash and cash equivalents	1,900	85
Cash and cash equivalents at beginning of year	2,353	2,853
Cash and cash equivalents at end of period	$4,253	$2,938

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

As described in Note 16, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Information provided herein reflects the impact of these changes for all periods presented.

Changes to Significant Accounting Policies

The following significant accounting policies have been added or changed as applicable since the Company’s 2019 Annual Report on Form 10-K as a result of adoption of new accounting pronouncements as described in the “New Accounting Pronouncements” section.

Accounts receivable and allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, and various other items. The allowances for bad debts and cash discounts are based on the best estimate of the amount of expected credit losses in existing accounts receivable and anticipated cash discounts. The Company determines the allowances based on historical write-off experience by industry and regional economic data, current expectations of future credit losses, and historical cash discounts. The Company reviews the allowances monthly. The allowances for bad debts as well as the provision for credit losses, write-off activity and recoveries for the periods presented are not material. The Company does not have any significant off-balance-sheet credit exposure related to its customers. The Company has long-term receivables that typically aggregate to less than $100 million, do not have significant credit risk, and the origination dates of which are typically not older than five years. These long-term receivables are subject to an allowance methodology similar to other receivables.

Marketable securities: Marketable securities include available-for-sale debt securities and are recorded at fair value. Cost of securities sold use the first in, first out (FIFO) method. The classification of marketable securities as current or non-current is based on the availability for use in current operations. 3M reviews impairments associated with its marketable securities in accordance with the measurement guidance provided by ASC 320, Investments-Debt Securities and ASC 326-30, Available-for-Sale Debt Securities, when determining whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment relating to credit losses is recorded through an allowance for credit losses. The allowance is limited by the amount that the fair value is less than the amortized cost basis. A change in the allowance for credit losses is recorded into earnings in the period of the change. Any impairment that has not been recorded through an allowance for credit losses is recorded through accumulated other comprehensive income as a component of shareholders’ equity. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes in the credit quality of the underlying loan obligors, credit ratings actions, as well as other factors. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Amounts are reclassified out of accumulated other comprehensive income and into earnings upon sale or a change in the portions of impairment related to credit losses and not related to credit losses.

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (19.2 million and 5.2 million average options for the three months ended March 31, 2020 and 2019, respectively). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2020	2019
Numerator:
Net income attributable to 3M	$1,292	$891

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	576.8	577.5
Dilution associated with the Company’s stock-based compensation plans	4.7	11.0
Denominator for weighted average 3M common shares outstanding – diluted	581.5	588.5

Earnings per share attributable to 3M common shareholders – basic	$2.24	$1.54
Earnings per share attributable to 3M common shareholders – diluted	$2.22	$1.51

New Accounting Pronouncements

See the Company’s 2019 Annual Report on Form 10-K for a more detailed discussion of the standards in the tables that follow, except for those pronouncements issued subsequent to the most recent Form 10-K filing date for which separate, more detailed discussion is provided below as applicable.

Standards Adopted During the Current Fiscal Year
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (in conjunction with ASU Nos. 2018-19, 2019-04, 2019-05, 2019-11, and 2020-03)

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

January 1, 2020

Adopted using the modified retrospective approach. Adoption of this ASU did not have a material impact due to the nature and extent of 3M’s financial instruments in scope for this ASU (primarily accounts receivable) and the historical, current and expected credit quality of its customers as of the date of adoption.

See Note 1 Significant Accounting Policies for updated applicable accounting policies.

ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement	Eliminates, amends, and adds disclosure requirements for fair value measurements, primarily related to Level 3 fair value measurements.	January 1, 2020

This ASU relates to disclosure only. The nature and extent of 3M’s financial instruments in scope for this ASU (primarily Level 3 fair value measurements) are immaterial to 3M’s consolidated results of operations and financial condition.

ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Aligns the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software

		January 1, 2020	Adopted on a prospective basis. Relevant capitalizable costs are included in prepaid expenses or other non-current asset, as applicable, prospectively beginning in 2020.

Standards Issued and Not Yet Adopted
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740)

Eliminates certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill.

		January 1, 2021	3M previously disclosed it does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.
ASU No. 2020-01, Clarifying the Interactions between Topic 321, Investments—Equity Securities, Topic 323, Investments—Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging

Clarifies when accounting for certain equity securities, a Company should consider observable transactions before applying or upon discontinuing the equity method of accounting for the purposes of applying the measurement alternative.

Indicates when determining the accounting for certain derivatives, a Company should not consider if the underlying securities would be accounted for under the equity method or fair value option.

January 1, 2021

3M previously disclosed it does not expect this ASU to have a material impact on its consolidated results of operations and financial condition, but will apply such guidance, where applicable, to future circumstances.

Relevant New Standards Issued Subsequent to Most Recent Annual Report

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which is being phased out in 2021, to alternate reference rates, such as SOFR. The standard was effective upon issuance and allowed application to contract changes as early as January 1, 2020. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU and is also reviewing its debt securities, bank facilities, derivative instruments and commercial contracts that utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the LIBOR transition period.

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of March 31, 2020 and December 31, 2019 was $422 million and $430 million, respectively. Approximately $160 million of the December 31, 2019 balance was recognized as revenue during the three months ended March 31, 2020, while approximately $370 million of the December 31, 2018 balance was recognized as revenue during the three months ended March 31, 2019.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended
	March 31,
Net Sales (Millions)	2020	2019
Abrasives	$330	$363
Automotive Aftermarket	284	306
Closure and Masking Systems	268	278
Electrical Markets	291	311
Industrial Adhesives and Tapes	674	683
Personal Safety	990	924
Roofing Granules	95	92
Other Safety and Industrial	3	6
Total Safety and Industrial Business Segment	$2,935	$2,963

Advanced Materials	$288	$311
Automotive and Aerospace	447	508
Commercial Solutions	429	462
Electronics	863	861
Transportation Safety	211	216
Other Transportation and Electronics	—	(3)
Total Transportation and Electronics Business Segment	$2,238	$2,355

Drug Delivery	$105	$83
Food Safety	91	83
Health Information Systems	277	260
Medical Solutions	1,153	773
Oral Care	277	341
Separation and Purification Sciences	202	203
Other Health Care	(2)	(5)
Total Health Care Business Group	$2,103	$1,738

Consumer Health Care	$99	$97
Home Care	270	257
Home Improvement	576	528
Stationery and Office	273	295
Other Consumer	38	23
Total Consumer Business Group	$1,256	$1,200

Corporate and Unallocated	$1	$22
Elimination of Dual Credit	(458)	(415)
Total Company	$8,075	$7,863

	Three months ended March 31, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,519	$719	$698	$(1)	$2,935
Transportation and Electronics	675	1,201	362	—	2,238
Health Care	1,281	356	467	(1)	2,103
Consumer	874	250	132	—	1,256
Corporate and Unallocated	1	—	—	—	1
Elimination of Dual Credit	(208)	(181)	(69)	—	(458)
Total Company	$4,142	$2,345	$1,590	$(2)	$8,075

	Three months ended March 31, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,486	$759	$719	$(1)	$2,963
Transportation and Electronics	713	1,257	386	(1)	2,355
Health Care	922	378	438	—	1,738
Consumer	803	257	141	(1)	1,200
Corporate and Unallocated	21	2	1	(2)	22
Elimination of Dual Credit	(182)	(175)	(61)	3	(415)
Total Company	$3,763	$2,478	$1,624	$(2)	$7,863

Americas included United States net sales to customers of $3.425 billion and $3.046 billion for the three months ended March 31, 2020 and 2019, respectively.

NOTE 3. Acquisitions and Divestitures

Refer to Note 3 in 3M’s 2019 Annual Report on Form 10-K for more information on relevant pre-2020 acquisitions and divestitures.

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

2020 acquisitions:

There were no acquisitions that closed during the three months ended March 31, 2020.

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

In October 2019, the Company completed the acquisition of all of the ownership interests of Acelity Inc. and its KCI subsidiaries and in the first quarter of 2020 paid certain consideration previously accrued under the terms of related agreements. Adjustments in 2020 to the purchase price allocation were approximately $18 million and related to ongoing identification and valuation of certain acquired assets. The change to provisional amounts did not result in material impacts to results of operations in 2020 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Acelity is considered preliminary with provisional amounts primarily related to intangible assets, and certain tax-related and contingent liability amounts. 3M expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations in the fourth quarter of 2019 were approximately $350 million and $45 million, respectively. Acelity is reported within the Company’s Health Care business.

Divestitures:

3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders.

Announced divestitures:

In December 2019, 3M agreed to sell substantially all of its drug delivery business to an affiliate of Altaris Capital Partners, LLC. Subject to closing and other adjustments, 3M will receive approximately $650 million in consideration including cash, an interest-bearing security, and a 17 percent noncontrolling interest in the new company. The business that is being divested has annual sales of approximately $380 million. 3M will retain its transdermal drug delivery components business. The sale is expected to close in the second quarter of 2020, subject to customary closing conditions and regulatory approvals. 3M expects a pre-tax gain of approximately $380 million as a result of the divestiture that will be reported within the Company’s Health Care business. Following completion of the transaction, 3M will reflect its ownership interest in the divested business using the equity method of accounting.

2020 divestitures:

In January 2020, 3M completed the sale of its advanced ballistic-protection business to Avon Rubber p.l.c for $86 million in cash and recognized certain contingent consideration from the outcome of pending tenders. Further contingent consideration of less than $25 million may be recognized depending on outcomes in the future. The business, with annual sales of approximately $85 million, consists of ballistic helmets, body armor, flat armor and related helmet-attachment products serving government and law enforcement. Within the Transportation and Electronics business, 3M reflected immaterial impacts in the third quarter of 2019 as a result of measuring this disposal group at the lower of its carrying amount or fair value less cost to sell and in the first quarter 2020 related to completion of the divestiture and recognition of contingent consideration.

2019 divestitures:

During 2019, as described in Note 3 in 3M’s 2019 Annual Report on Form 10-K, the Company divested a number of businesses including: certain oral care technology comprising a business and the gas and flame detection business. 3M also reflected an earnout on a previous divestiture.

Operating income and held for sale amounts:

The aggregate operating income of these businesses was approximately $25 million and immaterial in the first three months of 2020 and 2019, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of March 31, 2020 and December 31, 2019 included the following:

	March 31,	December 31,
(Millions)	2020	2019
Inventory	$60	70
Property, plant and equipment	135	150
Intangible assets	—	35

In addition, approximately $20 million and $30 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of March 31, 2020 and December 31, 2019, respectively, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

NOTE 4. Goodwill and Intangible Assets

There was no goodwill recorded from acquisitions during the first three months of 2020. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which decreased goodwill by $18 million during the three months ended March 31, 2020. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2019 and March 31, 2020, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2019	$4,621	$1,830	$6,739	$254	$13,444
Acquisition activity	—	—	(18)	—	(18)
Divestiture activity	—	(10)	—	—	(10)
Translation and other	(64)	(10)	(29)	(1)	(104)
Balance as of March 31, 2020	$4,557	$1,810	$6,692	$253	$13,312

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 16, effective in the first quarter of 2020, the Company changed its business segment reporting. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units, the results of which were immaterial. In conjunction with the change in segment reporting, 3M completed an assessment indicating no goodwill impairment existed as a result of this new segment structure.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2020 and December 31, 2019, follow:

	March 31,	December 31,
(Millions)	2020	2019
Customer related intangible assets	$4,222	$4,316
Patents	535	538
Other technology-based intangible assets	2,093	2,124
Definite-lived tradenames	1,175	1,158
Other amortizable intangible assets	123	125
Total gross carrying amount	$8,148	$8,261

Accumulated amortization — customer related	(1,197)	(1,180)
Accumulated amortization — patents	(500)	(499)
Accumulated amortization — other technology-based	(470)	(435)
Accumulated amortization — definite-lived tradenames	(332)	(316)
Accumulated amortization — other	(90)	(90)
Total accumulated amortization	$(2,589)	$(2,520)

Total finite-lived intangible assets — net	$5,559	$5,741

Non-amortizable intangible assets (primarily tradenames)	632	638
Total intangible assets — net	$6,191	$6,379

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time. As discussed in Note 13, 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets in the three months ended March 31, 2020.

Amortization expense for the three months ended March 31, 2020 and 2019 follows:

	Three months ended
	March 31,
(Millions)	2020	2019
Amortization expense	$134	$69

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2020:

	Remainder of						After
(Millions)	2020	2021	2022	2023	2024	2025	2025
Amortization expense	$398	$521	$509	$479	$454	$424	$2,774

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

NOTE 5. Restructuring Actions and Exit Activities

2019 Restructuring Actions:

As described in Note 5 in 3M’s 2019 Annual Report on Form 10-K, during the second quarter of 2019, in light of slower than expected 2019 sales, management approved and committed to undertake certain restructuring actions. These actions impacted approximately 2,000 positions worldwide, including attrition. The Company recorded second quarter 2019 pre-tax charges of $148 million. Additionally, during the fourth quarter of 2019, to realign 3M’s organizational structure and operating model to improve growth and operational efficiency, management approved and committed to undertake certain restructuring actions. These actions impacted approximately 1,500 positions worldwide. The Company recorded fourth quarter 2019 pre-tax charges of $134 million. As of December 31, 2019, the balance of accrued restructuring actions for these matters was $140 million.

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2019	$140
Cash payments	(12)
Adjustments	(4)
Accrued restructuring action balances as of March 31, 2020	$124

Remaining activities related to this restructuring are expected to be completed largely through 2020.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended
	March 31,
(Millions)	2020	2019
Interest expense	$123	$104
Interest income	(10)	(20)
Pension and postretirement net periodic benefit cost (benefit)	(17)	(36)
Total	$96	$48

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

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.47 and $1.44 per share for the first quarter 2020 and 2019, respectively.

Consolidated Changes in Equity

Three months ended March 31, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2019	$10,126	$5,916	$42,135	$(29,849)	$(8,139)	$63

Net income	1,294		1,292			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(444)				(441)	(3)
Defined benefit pension and post-retirement plans adjustment	119				119	—
Cash flow hedging instruments	47				47	—
Total other comprehensive income (loss), net of tax	(278)
Dividends declared	(847)		(847)
Stock-based compensation	117	117
Reacquired stock	(356)			(356)
Issuances pursuant to stock option and benefit plans	153		(235)	388
Balance at March 31, 2020	$10,209	$6,033	$42,345	$(29,817)	$(8,414)	$62

Three months ended March 31, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02*	—		853		(853)
Impact of adoption of ASU No. 2016-02*	14		14
Net income	893		891			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	77				77	—
Defined benefit pension and post-retirement plans adjustment	84				84	—
Cash flow hedging instruments	6				6	—
Total other comprehensive income (loss), net of tax	167
Dividends declared	(830)		(830)
Stock-based compensation	112	112
Reacquired stock	(666)			(666)
Issuances pursuant to stock option and benefit plans	219		(405)	624
Balance at March 31, 2019	$9,757	$5,764	$41,159	$(29,668)	$(7,552)	$54

*See Note 1 in 3M’s 2019 Annual Report on Form 10-K.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,209)	$(31)	$(8,139)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(439)	—	77	(362)
Amounts reclassified out	—	164	(16)	148
Total other comprehensive income (loss), before tax	(439)	164	61	(214)
Tax effect	(2)	(45)	(14)	(61)
Total other comprehensive income (loss), net of tax	(441)	119	47	(275)
Balance at March 31, 2020, net of tax:	$(2,340)	$(6,090)	$16	$(8,414)

Three months ended March 31, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02*	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	103	—	13	116
Amounts reclassified out	—	104	(7)	97
Total other comprehensive income (loss), before tax	103	104	6	213
Tax effect	(26)	(20)	—	(46)
Total other comprehensive income (loss), net of tax	77	84	6	167
Balance at March 31, 2019, net of tax:	$(2,034)	$(5,565)	$47	$(7,552)

*See Note 1 in 3M’s 2019 Annual Report on Form 10-K.

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended March 31,		Location on Income
(Millions)	2020	2019	Statement
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$—	See Note 11
Prior service benefit	15	16	See Note 11
Net actuarial loss	(177)	(120)	See Note 11
Curtailments/Settlements	(1)	—	See Note 11
Total before tax	(164)	(104)
Tax effect	45	20	Provision for income taxes
Net of tax	$(119)	$(84)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$18	$7	Cost of sales
Interest rate contracts	(2)	—	Interest expense
Total before tax	16	7
Tax effect	(4)	(1)	Provision for income taxes
Net of tax	$12	$6
Total reclassifications for the period, net of tax	$(107)	$(78)

NOTE 8. Income Taxes

The Company is under IRS examination or appeals for the tax years 2015 through 2018. The IRS has completed its field examination of the U.S. federal income tax returns for all years through 2016, but the years have not closed as the Company is in the process of resolving issues identified during those examinations. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions. As of March 31, 2020, no taxing authority has proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2020 and December 31, 2019 are $1,107 million and $1,178 million, respectively. The decrease in unrecognized tax benefits includes a $52 million decrease associated with the tax treatment of the 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit.

As of March 31, 2020 and December 31, 2019, the Company had valuation allowances of $158 million and $158 million on its deferred tax assets, respectively.

The effective tax rate for the first quarter of 2020 was 17.4 percent, compared to 17.9 percent in the first quarter of 2019, a decrease of 0.5 percentage points. Primary factors that decreased the Company’s effective tax rate include resolution of the tax treatment of the 2018 NRD lawsuit, increased benefit from U.S. international tax provisions, and geographical income mix. These decreases were partially offset by decreased benefit from stock options and higher prior year litigation charges.

In March 2020, in response to the impact of the COVID-19 pandemic in the US and across the globe, the United States Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. While the enactment period impacts to 3M were immaterial to income taxes, the Company continues to assess other aspects of the CARES Act.

NOTE 9. Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2020	December 31, 2019
Commercial paper	$194	$85
Certificates of deposit/time deposits	6	10
U.S. municipal securities	24	3
Current marketable securities	$224	$98

U.S. municipal securities	$34	$43
Non-current marketable securities	$34	$43

Total marketable securities	$258	$141

At March 31, 2020 and December 31, 2019, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at March 31, 2020 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2020
Due in one year or less	$224
Due after one year through five years	14
Due after five years through ten years	20
Total marketable securities	$258

Held-to-Maturity Debt Securities

In connection with the in-substance debt defeasance of the Third Lien Notes described in Note 10, the Company purchased a $0.5 billion U.S. Treasury security in the fourth quarter of 2019 that matures in the second quarter of 2020 and transferred it to a trust with irrevocable instructions to use the proceeds from its maturity to satisfy the redemption of the Third Lien Notes in May 2020. This debt security is considered held-to-maturity due to the restrictions in satisfying and discharging the Third Lien Notes, is carried at amortized cost, and is reflected in other current assets on the Company’s consolidated balance sheet. At March 31, 2020, the difference between the amortized cost of the U.S. Treasury security and its fair value was not material.

NOTE 10. Long-Term Debt and Short-Term Borrowings

In March 2020, 3M issued $1.75 billion aggregate principal amount of fixed rate registered notes. These were comprised of $500 million of 5-year notes due 2025 with a coupon rate of 2.65%, $600 million of 10-year notes due 2030 with a coupon rate of 3.05%, and $650 million of 30-year notes due 2050 with a coupon rate of 3.70%.

As of March 31, 2020, the Company had $585 million commercial paper outstanding, compared to $150 million in commercial paper outstanding as of December 31, 2019.

In September 2019, 3M entered into a credit facility expiring in July 2020 in the amount of 80 billion Japanese yen. At March 31, 2020, 69 billion Japanese yen, or approximately $641 million at March 31, 2020 exchange rates, was drawn and outstanding.

In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. At March 31, 2020, 150 million euros, or $167 million at March 31, 2020 exchange rates, was drawn and outstanding.

In conjunction with the October 2019 acquisition of Acelity (see Note 3), 3M assumed outstanding debt of the business, of which $445 million in principal amount of third lien senior secured notes (Third Lien Notes) maturing in 2021 with a coupon rate of 12.5% was not immediately redeemed at closing. Instead, at closing, 3M satisfied and discharged the Third Lien Notes via an in-substance defeasance, whereby 3M transferred cash equivalents and marketable securities to a trust with irrevocable instructions to redeem the Third Lien Notes on May 1, 2020. The trust assets are restricted from use in 3M’s operations and may only be used for the redemption of the Third Lien Notes. These actions, however, do not represent a legal defeasance. Therefore, as of March 31, 2020, this debt is included in current portion of long-term debt and the related trust assets comprised of a held-to-maturity debt security are included in other current assets on the Company’s consolidated balance sheet.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2020. The maturities of long-term debt for the periods subsequent to March 31, 2020 are as follows (in millions):

Remainder of						After
2020	2021	2022	2023	2024	2025	2025	Total
$1,825	$1,682	$1,602	$1,809	$1,101	$1,788	$11,265	$21,072

NOTE 11. Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2020 and 2019 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Net periodic benefit cost (benefit)
Operating expense
Service cost	$66	$62	$38	$33	$11	$11
Non-operating expense
Interest cost	$124	$155	$31	$39	$16	$21
Expected return on plan assets	(255)	(260)	(77)	(75)	(20)	(20)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(6)	(6)	(1)	(3)	(8)	(7)
Amortization of net actuarial loss	134	91	31	20	12	9
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	—
Total non-operating expense (benefit)	(3)	(20)	(15)	(19)	1	3
Total net periodic benefit cost (benefit)	$63	$42	$23	$14	$12	$14

For the three months ended March 31, 2020, contributions totaling $38 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2020, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2020. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Additional information with respect to derivatives is included elsewhere as follows:

●	Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
●	Fair value of derivative instruments is included in Note 13.
●	Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 in 3M’s 2019 Annual Report on Form 10-K.

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate swap or treasury rate lock contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swap and treasury rate lock contracts is included in the tables below as part of the gain/(loss) recognized in income as a result of reclassification from accumulated other comprehensive income. Additional information regarding previously issued but terminated interest rate contracts, which have related balances within accumulated other comprehensive income being amortized over the underlying life of related debt, can be found in Note 14 in 3M’s 2019 Annual Report on Form 10-K.

In March 2020, the Company entered into treasury rate lock contracts with a notional amount of $500 million that were terminated concurrently with the March 2020 issuance of registered notes as discussed in Note 10. The termination resulted in an immaterial net loss within accumulated other comprehensive income that will be amortized over the respective lives of the debt.

The amortization of gains and losses on forward starting interest rate swap and treasury rate lock contracts is included in the tables below as part of the gain/(loss) reclassified from accumulated other comprehensive income into income.

As of March 31, 2020, the Company had a balance of $16 million after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $113 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of March 31, 2020, 3M expects to reclassify approximately $72 million, $57 million, $45 million of the after-tax net unrealized cash flow hedging gains to earnings over the next 12 months, over the remainder of 2020, and in 2021, respectively, in addition to reclassifying approximately $86 million of the after-tax net unrealized cash flow hedging losses to earnings after 2021 (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Three months ended March 31, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$79	Cost of sales	$18
Interest rate contracts	(2)	Interest expense	(2)
Total	$77		$16

Three months ended March 31, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$30	Cost of sales	$7
Interest rate contracts	(17)	Interest expense	—
Total	$13		$7

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. Additional information regarding designated interest rate swaps can be found in Note 14 in 3M’s 2019 Annual Report on Form 10-K.

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three months ended March 31, 2020 and 2019.

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Short-term borrowings and current portion of long-term debt	$500	$499	$—	$—
Long-term debt	776	775	24	22
Total	$1,276	$1,274	$24	$22

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

At March 31, 2020, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 200 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 4.1 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2020 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount of Gain (Loss) Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Three months ended March 31, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$15	Cost of sales	$—
Foreign currency forward contracts	1	Cost of sales	5
Total	$16		$5

Three months ended March 31, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$92	Cost of sales	$—
Foreign currency forward contracts	15	Cost of sales	5
Total	$107		$5

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in
	Income
Three months ended March 31, 2020 (Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$4
Foreign currency forward contracts	Interest expense	(16)
Total		$(12)

Three months ended March 31, 2019 (Millions)	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(2)
Foreign currency forward contracts	Interest expense	(8)
Total		$(10)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended March 31, 2020		Three months ended March 31, 2019
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,109	$96	$4,310	$48

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$18	$—	$7	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	—

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$(2)	$—	$(5)
Derivatives designated as hedging instruments	—	2	—	5

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
March 31, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,919	Other current assets	$94	Other current liabilities	$2
Foreign currency forward/option contracts	939	Other assets	65	Other liabilities	1
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	18	Other liabilities	—
Total derivatives designated as hedging instruments			$177		$3

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,601	Other current assets	$28	Other current liabilities	$19
Total derivatives not designated as hedging instruments			$28		$19

Total derivative instruments			$205		$22

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2019 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,995	Other current assets	$64	Other current liabilities	$9
Foreign currency forward/option contracts	1,041	Other assets	50	Other liabilities	3
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	17	Other liabilities	—
Total derivatives designated as hedging instruments			$131		$12

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,684	Other current assets	$11	Other current liabilities	$8
Total derivatives not designated as hedging instruments			$11		$8

Total derivative instruments			$142		$20

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2020, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting	Cash
	Consolidated	Recognized	Collateral	Net Amount of
March 31, 2020 (Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$205	$12	$—	$193
Derivatives not subject to master netting agreements	—			—
Total	$205			$193

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$142	$14	$—	$128
Derivatives not subject to master netting agreements	—			—
Total	$142			$128

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
March 31, 2020 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$22	$12	$—	$10
Derivatives not subject to master netting agreements	—			—
Total	$22			$10

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$20	$14	$—	$6
Derivatives not subject to master netting agreements	—			—
Total	$20			$6

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $1 million for the three months ended March 31, 2020. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 13. Fair Value Measurements

3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. The Company adopted ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, as of January 1, 2020. This ASU primarily amended the disclosures around Level 3 investments, of which the Company had an immaterial amount for all periods presented. Refer to Note 1 for additional details.

In addition to the information above, refer to Note 15 in 3M’s 2019 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	March 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$194	$—	$194	$—
Certificates of deposit/time deposits	6	—	6	—
U.S. municipal securities	58	—	21	37
Investments	18	18	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	187	—	187	—
Interest rate contracts	18	—	18	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	22	—	22	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$85	$—	$85	$—
Certificates of deposit/time deposits	10	—	10	—
U.S. municipal securities	46	—	—	46
Investments	25	25	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	125	—	125	—
Interest rate contracts	17	—	17	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	20	—	20	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

	Three months ended
Marketable securities — certain U.S. municipal securities only	March 31,
(Millions)	2020	2019
Beginning balance	$46	$40
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	10	9
Sales and settlements	(19)	—
Transfers in and/or out of level 3	—	—
Ending balance	$37	$49
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2019 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the three months ended March 31, 2020. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended March 31, 2019.

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

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$19,247	$20,226	$17,518	$18,475

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at March 31, 2020 and December 31, 2019 due to lower interest rates compared to issuance levels.

NOTE 14. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings include, but are not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal False Claims Act, securities, and state and federal environmental laws. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can also lead to the assertion of claims or the commencement of administrative, civil or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2020, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 1,733 individual claimants, compared to approximately 1,727 individual claimants with actions pending on December 31, 2019.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fourteen of the fifteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages and punitive damages. In August 2018, the trial court entered judgment and the Company appealed. During March and April 2019, the Company agreed in principle to settle a substantial majority of the coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above. That settlement was completed in 2019, and the appeal has been dismissed.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first three months of 2020 for respirator mask/asbestos liabilities by $8 million. In the first three months of 2020, the Company made payments for legal defense costs and settlements of $27 million related to the respirator mask/asbestos litigation. During the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia). As of March 31, 2020, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $589 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2020, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2020, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2020, the Company, through its Aearo subsidiary, had accruals of $58 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was increased by $9 million during the three months ended March 31, 2020, reflecting the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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

The Company is continuing to make progress in its work, under the supervision of state regulators, to remediate historic disposal of PFAS-containing waste associated with manufacturing operations at its Decatur, Alabama; Cottage Grove, Minnesota; and Cordova, Illinois plants. As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to remediate the presence of PFAS in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama associated with the historic (1978-1998) incorporation of wastewater treatment plant sludge. With ADEM’s agreement, 3M is installing a multilayer cap on the former sludge incorporation areas and implementing groundwater migration controls and treatment.

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (“HBV”) or Health Risk Limit (“HRL”) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation work has been substantially completed at the Cottage Grove site, with operational and maintenance activities ongoing.

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

In May 2018, the EPA announced a four-step PFAS action plan, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA. In November 2018, the EPA asked for public comment on draft toxicity assessments for two PFAS compounds, including PFBS. In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA is taking to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to groundwater contaminated with PFOA and PFOS, the EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites. In February 2020, the EPA provided notice and requested public comment on certain preliminary determinations to regulate PFOA and PFOS under the Safe Drinking Water Act (SDWA).

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

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. In September 2019, 3M and several other parties filed a lawsuit in New Hampshire state court to enjoin new PFAS regulations in New Hampshire. In November 2019, the court issued a preliminary injunction preventing the regulations from being enforced. In April 2020, the New Hampshire supreme court agreed to review several issues related to the preliminary injunctive order.

The Company cannot predict what additional regulatory actions arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case through April 2020, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. The putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case) remain, with a trial set for October 2020. 3M has filed its opposition to class certification and a motion for summary judgment. Discovery is ongoing.

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

In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M is working with local and state entities as it conducts its investigation and will report the results and recommended remedial action, if any, to those entities and the public. 3M is also defending or has received notice of potential lawsuits in state and federal court brought by individual property owners who claim damages related to historical PFAS disposal at former area landfills near their properties.

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

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit remains in state court in early stages of litigation. 3M’s motion to dismiss remains pending.

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

In addition to the above state attorneys general actions, the Company is in discussions with several other state attorneys general and agencies and responding to information and other requests relating to PFAS matters.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of March 31, 2020, 576 lawsuits (including 25 putative class actions) have been filed against 3M (along with other defendants) in various state and federal courts where current or former airports, military bases, or fire training facilities are or were located. As previously noted, some of these cases have been brought by state or territory attorneys general. In most of these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, and in some cases, personal injury and funds for medical monitoring. 131 cases filed since October 2019 have been brought by current or former firefighters who claim to have suffered personal injury as a result of exposure to AFFF while using the product. The United States, the U.S. Department of

Defense and several companies have been sued along with 3M, including but not limited to Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, Chemours, DuPont, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Additional AFFF cases continue to be transferred into the MDL as they are filed or removed to federal court. As of March 31, 2020, there were 576 cases in the MDL, 568 of which name 3M as a defendant. The parties in the MDL are currently in the process of conducting discovery.

In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases through August 2020.

In September 2019, an individual plaintiff filed an AFFF lawsuit against 3M, together with the State of Alaska, Chemguard, Tyco Fire Equipment Co., DuPont, Chemours and other co-defendants, in state court in Alaska. Plaintiff in this case seeks property damages and medical monitoring on behalf of a putative class. Also in September 2019, 3M was named a defendant, together with Tyco Fire Products, Chemguard, Buckeye Fire Protection and other co-defendants, in an AFFF action filed by individual plaintiffs in state court of New York. Plaintiffs in the New York case seek damages for alleged property damage and personal injuries, as well as injunctive relief in the form of medical monitoring and property testing and remediation. In March 2020, the Kalispel Tribe of Indians and certain tribal corporations filed a lawsuit in the U.S. District Court for the Eastern District of Washington against the United States, 3M, and other AFFF manufacturers, seeking damages for business and property losses allegedly resulting from the contamination of their water by PFAS from AFFF use at a nearby Air Force base.

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

In New York, 3M is defending 42 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). The plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. The plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. The plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs. 3M has answered the complaints in these cases, which are now proceeding through discovery. 3M is also defending eight additional cases in New York filed by Nassau County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that 3M, DuPont, and additional unnamed defendants are responsible for the contamination of plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. These cases are in the preliminary stages of litigation.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine) and other defendants. The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In addition to the consolidated federal court putative class action, as of March 31, 2020, 3M has been named as a defendant in approximately 262 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Four of these cases were selected for bellwether trials in 2020. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring, risk of future disease, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. An agreement to resolve the first bellwether case was reached in February 2020, subject to court approval. The next bellwether trials are currently set to begin in October 2020.

Wolverine also filed a third-party complaint against 3M in a suit by the State of Michigan and intervenor townships that seeks to compel Wolverine to investigate and address contamination associated with its historic disposal activity. 3M filed an answer and counterclaims to Wolverine’s third-party complaint in June 2019. In September and October 2019, the parties (including 3M as third-party defendant) engaged in mediation. In December 2019, the State of Michigan, the intervening townships, and Wolverine announced that they had tentatively resolved the State and townships’ claims against Wolverine in exchange for a $70 million payment and certain future remediation measures by Wolverine. In February 2020, the court approved a Consent Decree that memorializes Wolverine’s ongoing remediation obligations and the State’s and intervening townships’ covenants not to bring further lawsuits as to the remediated area. 3M has been formally designated as a “Contributing Party,” and as such, the State’s and townships’ covenants will also apply to 3M. In February 2020, 3M and Wolverine executed an agreement to resolve the legal claims between the two companies. Pursuant to the agreement, 3M made a one-time financial contribution of $55 million in March 2020 to support Wolverine’s past and ongoing efforts to address PFAS remediation under Wolverine’s Consent Decree with the State and the townships. This amount was part of 3M’s charge taken in the fourth quarter of 2019 as discussed below in the “Environmental Liabilities and Insurance Receivables” section.

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

In Alabama and Georgia, 3M is defending four state court cases, including three brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. One state court case was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court where it remains in the early stages of litigation.

In Delaware, 3M is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint.

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

As part of ongoing work with the EPA and ADEM to address compliance matters at the Decatur facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM and announced that it had elected to temporarily idle certain other manufacturing processes at 3M Decatur. The Company is reviewing its operations at the plant, has installed wastewater treatment controls and has restarted idled processes.

The Company is currently in negotiations with ADEM to address these and other related matters in the state of Alabama.

In December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters, the Company’s compliance with the 2009 TSCA consent order and unpermitted discharges to the Tennessee River. The Company is cooperating with this inquiry and is producing documents in response to the subpoena.

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

The Company is also reviewing operations at its other plants with similar manufacturing processes, such as those in Cottage Grove, Minnesota, to ensure those operations are in compliance with applicable environmental regulatory requirements and Company policies and procedures. As a result of these reviews, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility. In March 2020, the Company disclosed this matter to the Minnesota Pollution Control Agency (MPCA) and the EPA. The Company continues to work with the MPCA and EPA to address the discharge from the Cottage Grove facility.

In February 2020, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process and use PFAS, including the Decatur, Cordova and Cottage Grove facilities. The Company is cooperating with this inquiry and will produce documents and information in response to the request for information.

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

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the three months ended March 31, 2020, the Company increased its accrual for PFAS-related other environmental liabilities by $25 million and made related payments of $63 million. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota, Alabama, Gendorf Germany, and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) in the first quarter of 2019. During the fourth quarter of 2019, 3M updated its evaluation of certain customer-related litigation based on continued, productive settlement discussions with multiple parties. As previously disclosed, 3M has been engaged in mediation and resolution negotiations in multiple cases. In addition, during the fourth quarter, the Company updated its assessment of environmental matters and litigation related to its historical PFAS manufacturing operations and expanded its evaluation of other 3M sites that may have used certain PFAS-containing materials and locations at which they were disposed. As a result of these actions during the fourth quarter the Company recorded a pre-tax charge of $214 million. As of March 31, 2020, the Company had recorded liabilities of $407 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of March 31, 2020, the Company had recorded liabilities of $21 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of March 31, 2020, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $35 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation

As of March 31, 2020, the Company was a named defendant in 18 lawsuits in the United States involving 21 plaintiffs and one Canadian punitive class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

Among the 18 remaining lawsuits in the United States, 15 are in the MDL court and three are in state court. The MDL court is considering whether to remand one case to Oklahoma state court and has stayed 14 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit. The Texas state court has stayed the entire case while the appeal is pending.

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

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As of March 31, 2020, the Company is a named defendant in approximately 2,787 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 11,582 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. The plaintiffs and 3M have filed preliminary summary judgment motions. No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

Securities Litigation

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and current CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS, and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, defendants filed a motion to transfer venue to the U.S. District Court for the District of Minnesota. The suit is in the early stages of litigation.

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

Federal False Claims Act / Qui Tam Litigation

In October 2019, 3M acquired Acelity, Inc. and its KCI subsidiaries, including Kinetic Concepts, Inc. and KCI USA, Inc. As previously disclosed in the SEC filings by the KCI entities, in 2009, Kinetic Concepts, Inc. received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. In 2011, following the completion of the government’s review and its decision declining to intervene in two qui tam actions described further below, the qui tam relator-plaintiffs’ pleadings were unsealed.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the fraud claim of the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. The district court has ordered a stay of the proceedings pending a status conference in June 2020. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit, which is pending. Oral argument in the Hartpence case is scheduled for July 2020. No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

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

NOTE 15. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of March 31, 2020, the remaining shares available for grant under the LTIP Program are 15.7 million.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2020 and 2019.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2020	2019
Cost of sales	$22	$22
Selling, general and administrative expenses	73	82
Research, development and related expenses	25	26
Stock-based compensation expenses	$120	$130
Income tax benefits	(39)	(80)
Stock-based compensation expenses (benefits), net of tax	$81	$50

Stock Option Program

The following table summarizes stock option activity during the three months ended March 31, 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	33,675	$151.15
Granted:
Annual	4,741	157.26
Exercised	(1,159)	87.25
Forfeited	(41)	193.77
March 31	37,216	$153.87	70	$359
Options exercisable
March 31	29,173	$146.86	58	$359

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2020, there was $107 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $98 million and $235 million during the three months ended March 31, 2020 and 2019, respectively. Cash received from options exercised was $100 million and $162 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $20 million and $49 million for the three months ended March 31, 2020 and 2019, respectively.

For the primary 2020 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2020
Exercise price	$157.24
Risk-free interest rate	1.5%
Dividend yield	2.7%
Expected volatility	19.7%
Expected life (months)	78
Black-Scholes fair value	$21.58

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2020 annual grant date, the Company estimated the expected volatility based upon the following three volatilities of 3M stock: the median of the term of the expected life rolling volatility; the median of the most recent term of the expected life volatility; and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,573	$201.11
Granted
Annual	733	157.29
Other	10	175.81
Vested	(553)	176.16
Forfeited	(16)	193.91
As of March 31	1,747	$190.55

As of March 31, 2020, there was $132 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2020 and 2019 was $88 million and $133 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $16 million and $26 million for the three months ended March 31, 2020 and 2019, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2020 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the three months ended March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	444	$205.58
Granted	191	153.02
Distributed	(206)	190.84
Performance change	10	116.06
Forfeited	(0)	231.34
As of March 31	439	$187.50

As of March 31, 2020, there was $40 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 23 months. The total fair value of performance shares that were distributed were $35 million and $45 million for the three months ended March 31, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $7 million and $9 million for the three months ended March 31, 2020 and 2019, respectively.

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

Effective in the first quarter of 2020, in a continuing effort to improve the alignment of its businesses around customers and markets, the Company made the following changes:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country. As a result, previously reported aggregate business segment net sales and operating income for the total year 2019 decreased $42 million and $10 million, respectively, offset by corresponding decreases in the “Elimination of Dual Credit” net sales and operating income amounts.

Additional actions impacting product line alignments

●	The remaining retail auto care product lines formerly in the Automotive Aftermarket Division (within the Safety and Industrial business segment), were realigned to the Construction and Home Improvement Division (within the Consumer business segment). This change resulted in a decrease of previously reported net sales and operating income for total year 2019 of $35 million and $11 million, respectively, in the Safety and Industrial business segment, offset by a corresponding increase in net sales and operating income within the Consumer business segment.
●	In addition, certain product lines were realigned within business segments. The transdermal drug delivery components business, formerly included in the Drug Delivery Systems Division, was realigned to the Medical Solutions Division (both of which are within the Health Care business segment) and the paint protection film business, formerly included in the

Automotive and Aerospace Division, was realigned to the Commercial Solutions Division (both of which are within the Transportation and Electronics business segment).

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended
	March 31,
(Millions)	2020	2019
Net Sales
Safety and Industrial	$2,935	$2,963
Transportation and Electronics	2,238	2,355
Health Care	2,103	1,738
Consumer	1,256	1,200
Corporate and Unallocated	1	22
Elimination of Dual Credit	(458)	(415)
Total Company	$8,075	$7,863

Operating Income
Safety and Industrial	$726	$637
Transportation and Electronics	484	522
Health Care	456	464
Consumer	269	235
Corporate and Unallocated	(156)	(625)
Elimination of Dual Credit	(116)	(97)
Total Company	$1,663	$1,136

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 16, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Information provided herein reflects the impact of these changes for all periods presented.

3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Consideration of COVID-19:

3M is impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). As a result, the Company has updated its risk factors, which can be found in Item 1A “Risk Factors” in this document.

Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of people who work in its plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. The Company has also taken steps to help employees lead safe and productive lives during the outbreak including remote working; escalated procedures in factories related to personal safety, cleaning and medical screening measures; and pandemic leave policies. 3M is closely monitoring how the spread of COVID-19 is affecting employees and business operations and has developed preparedness plans to help protect the safety of employees around the world while safely continuing business. Some of these factors have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers.

3M’s total sales increased 2.7% year over year in the first quarter of 2020. Organic local-currency sales increased 0.3%. Given the diversity of 3M’s businesses, the impact of COVID-19 varied across the Company in the first quarter of 2020. 3M experienced strong sales growth in personal safety, as well as in other areas such as home improvement, general cleaning, food safety and biopharma filtration. COVID-related respirator sales are estimated to have impacted year over year organic local-currency sales growth by just over 1 percent. At the same time, 3M saw weak demand in several end markets, with the biggest year over year organic local-currency sales decreases in oral care, automotive OEM and aftermarket, general industrial, commercial solutions and stationery and office.

As this situation continues, 3M is also closely monitoring and responding to potential impacts to the Company’s broader supply chain associated with other products. As a result, while critical sites are fully operational, the Company has implemented targeted plant and/or line shutdowns due to weak customer demand or government mandates. Serving 3M customers is a priority and teams are working to communicate with individual customers about potential disruptions.

3M considered if COVID-19 and other related market implications could indicate it is more likely than not the carrying amount of various applicable assets may be impaired and assessed whether certain investments without readily determinable fair values may have been impacted. As a result, as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13, 3M reflected a net pre-tax charge of $22 million related to equity securities that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames in the first quarter of 2020.

In light of the circumstances, 3M has taken a number of actions to ensure sources of cash may remain strong, including the March 2020 issuance of $1.75 billion of registered notes, suspending share-repurchases, and lowering its 2020 estimated capital spending to approximately $1.3 billion versus a previous range of $1.6 billion to $1.8 billion. While estimated capital spending has decreased, it includes additional expansion of respirator production capacity. 3M continues to have access to its commercial paper program and undrawn committed credit facility. Refer to the Financial Condition and Liquidity section below for more information on the Company’s liquidity position.

3M is also taking actions in the second quarter of 2020 that are expected to provide second quarter net cost savings while also committing to health and stewardship at large. These include aggressive cost reductions, instituted paid and unpaid leave policies where possible, hiring freezes, maintaining only essential contract workers, and targeted paid short-term furloughs in businesses most negatively impacted by COVID-19. While taking these actions, the Company also committed financial support to frontline healthcare workers, vulnerable populations disproportionately affected by the virus, and medical research initiatives.

The Company also is evaluating various government-sponsored COVID-response stimulus, relief, and production initiatives around the world, such as under the Defense Production Act and recent Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States. In April 2020, under the DPA, the U.S. Department of Defense initiated a technology investment agreement with 3M involving $76 million of anticipated funding of assets to expand capacity to supply N-95 respirators to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed.

Due to the speed with which the situation is developing and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three months ended March 31, 2020.

Three months ended
(Earnings per diluted share)	March 31, 2020
Same period last year	$1.51
Significant litigation-related charges/benefits	0.72
(Gain)/loss on sale of businesses	(0.01)
Same period last year, excluding special items	$2.22
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity and other	0.07
Acquisitions/divestitures	(0.05)
Foreign exchange impacts	(0.08)
Income tax rate	(0.03)
Shares of common stock outstanding	0.03
Current period, excluding special items	$2.16
Significant litigation-related charges/benefits	0.06
(Gain)/loss on sale of businesses	—
Current period	$2.22

For the first quarter of 2020, net income attributable to 3M was $1,292 million, or $2.22 per diluted share compared to $891 million or $1.51 per diluted share in the same period last year, an increase of 47.0 percent on a per diluted share basis.

The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis, net income attributable to 3M was $1.254 billion, or $2.16 per diluted share for the first three months of 2020 versus $1.308 billion, or $2.22 per diluted share for the first three months of 2019, which was a decrease of 2.7 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

●	Higher organic local-currency sales growth, in addition to benefits recognized in the first quarter of 2020 related to the restructuring and other actions taken in 2019, increased earnings per diluted share. Partially offsetting this increase were charges related to COVID-impacted asset write-downs.
●	On a combined basis, higher defined benefit pension and postretirement service cost increased expense year-on-year.
●	Lower income related to non-service cost components of pension and postretirement expense, increased expense year-on-year.
●	Interest expense (net of interest income) increased year-on-year for the first quarter of 2020, as a result of higher U.S. average debt balances and lower year-on-year interest income driven by lower average cash balances.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisitions of M*Modal (first quarter 2019), and Acelity (fourth quarter 2019). These items collectively decreased earnings per diluted share by 5 cents year-on-year for the first three months of 2020. The net impacts related to these acquisitions included income from operations, more than offset by transaction and integration costs. Interest expense related to financing costs of these acquisitions is also included.
●	Divestiture impacts include the lost operating income from divested businesses, which had an immaterial impact to earnings per diluted share for the first three months of 2020.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) decreased pre-tax earnings year-on-year by approximately $58 million, or the equivalent of 8 cents per diluted share for the first three months of 2020, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	As disclosed above, certain items above reflect specific income tax rates associated with those items. Overall, the effective tax rate for the first quarter of 2020 was 17.4 percent, a decrease of 0.5 percentage points versus 2019. Excluding the special items (as discussed below), the effective tax rate increased 1.1 percentage points year-on-year for the first three months of 2020, which decreased earnings per diluted share by 3 cents.
●	Factors that decreased the effective tax rate for the first quarter include the resolution of the tax treatment of the 2018 NRD lawsuit, increased benefit from U.S. international tax provisions, and geographical income mix. These decreases were partially offset by the decreased benefit from stock options and higher prior year litigation charges.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 3 cents per diluted share for the first three months of 2020. Weighted-average diluted shares outstanding in the first three months of 2020 declined 1.2 percent year-on-year, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $365 million of its own stock in the first three months of 2020.

Certain amounts adjusted for special items - (non-GAAP measures):

In addition to reporting financial results in accordance with U.S. GAAP, the Company also provides non-GAAP measures that adjust for the impacts of special items. For the periods presented, special items include the items described below. Beginning in 2020, the Company includes gain/loss on sale of businesses and divestiture-related restructuring actions as special items due to their potential distortion of underlying operating results. Information provided herein reflects the impact of this change for all periods presented. Operating income (measure of segment operating performance), income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and a measure adjusted for special items. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. The Company considers these non-GAAP measures in evaluating and managing the Company’s operations. The Company believes that discussion of results adjusted for these items is meaningful to investors as it provides a useful analysis of ongoing underlying operating trends. The determination of these items may not be comparable to similarly titled measures used by other companies. Special items include:

Gain/loss from sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. Refer to Note 3 for further details.
●	In the first quarter of 2019, 3M recorded a gain related to the sale of certain oral care technology comprising a business in addition to reflecting an earnout on a previous divestiture, which together resulted in a net gain of $8 million ($7 million after tax).

Significant litigation-related charges/benefits:

●	In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.
●	In the first quarter of 2019, 3M recorded significant litigation-related charges of $548 million ($424 million after tax) related to historical PFAS manufacturing operations and coal mine dust respirator mask lawsuits as further discussed in Note 14. These were reflected in cost of sales ($223 million) and selling, general and administrative expense ($325 million).

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change

Three months ended March 31, 2019 GAAP	$1,136	14.4%	$1,088	$195	17.9%	$891	$1.51
Adjustments for special items:
Significant litigation-related charges/benefits	548		548	124		424	0.72
(Gain)/loss on sale of businesses	(8)		(8)	(1)		(7)	(0.01)
Three months ended March 31, 2019 adjusted amounts (non-GAAP measures)	$1,676	21.3%	$1,628	$318	19.5%	$1,308	$2.22

Three months ended March 31, 2020 GAAP	$1,663	20.6%	$1,567	$273	17.4%	$1,292	$2.22	47.0%
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.06)
(Gain)/loss on sale of businesses	(2)		(2)	(3)		1	—
Three months ended March 31, 2020 adjusted amounts (non-GAAP measures)	$1,678	20.8%	$1,582	$326	20.6%	$1,254	$2.16	(2.7)%

Three months ended March 31, 2020 (dollars in millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Corporate and Unallocated	Elimination of Dual Credit	Total Company
Operating income (measure of segment operating performance)	$726	$484	$456	$269	$(156)	$(116)	$1,663
Operating income margin	24.7%	21.6%	21.7%	21.4%			20.6%

Adjustments for special items:
Significant litigation-related charges/benefits					$17		$17
(Gain)/loss on sale of businesses		$(2)					(2)
Adjusted operating income (non-GAAP measures)	$726	$482	$456	$269	$(139)	$(116)	$1,678
Adjusted operating income margin (non-GAAP measures)	24.7%	21.5%	21.7%	21.4%			20.8%

Three months ended March 31, 2019 (dollars in millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Corporate and Unallocated	Elimination of Dual Credit	Total Company
Operating income (measure of segment operating performance)	$637	$522	$464	$235	$(625)	$(97)	$1,136
Operating income margin	21.5%	22.2%	26.7%	19.6%			14.4%

Adjustments for special items:
Significant litigation-related charges/benefits					$548		$548
(Gain)/loss on sale of businesses		$(3)	$(5)				(8)
Adjusted operating income (non-GAAP measures)	$637	$519	$459	$235	$(77)	$(97)	$1,676
Adjusted operating income margin (non-GAAP measures)	21.5%	22.1%	26.4%	19.6%			21.3%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months ended March 31, 2020 and 2019. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2020 versus 2019 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2020		2019		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$2,935	$726	$2,963	$637	(1.0)%	14.0%
Transportation and Electronics	2,238	484	2,355	522	(5.0)	(7.3)
Health Care	2,103	456	1,738	464	21.0	(1.7)
Consumer	1,256	269	1,200	235	4.6	14.5
Corporate and Unallocated	1	(156)	22	(625)	—	—
Elimination of Dual Credit	(458)	(116)	(415)	(97)	—	—
Total Company	$8,075	$1,663	$7,863	$1,136	2.7%	46.4%

	Three months ended March 31, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	2.2%	—%	(1.0)%	(2.2)%	(1.0)%
Transportation and Electronics	(3.0)	—	(0.7)	(1.3)	(5.0)
Health Care	1.2	21.6	—	(1.8)	21.0
Consumer	6.1	—	—	(1.5)	4.6
Total Company	0.3%	4.8%	(0.6)%	(1.8)%	2.7%

Sales by geographic area:

Percent change information compares the first three months of 2020 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended March 31, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$4,142	$2,345	$1,590	$(2)	$8,075
% of worldwide sales	51.3%	29.0%	19.7%	—	100.0%
Components of net sales change:
Volume — organic	3.5%	(3.9)%	(2.8)%	—	(0.1)%
Price	0.7	(0.5)	1.1	—	0.4
Organic local-currency sales	4.2	(4.4)	(1.7)	—	0.3
Acquisitions	7.9	0.9	3.6	—	4.8
Divestitures	(0.7)	(0.1)	(1.2)	—	(0.6)
Translation	(1.3)	(1.8)	(2.8)	—	(1.8)
Total sales change	10.1%	(5.4)%	(2.1)%	—	2.7%

Total sales change:
Safety and Industrial	2.2%	(5.3)%	(2.9)%	—	(1.0)%
Transportation and Electronics	(5.2)%	(4.4)%	(6.3)%	—	(5.0)%
Health Care	38.9%	(5.9)%	6.7%	—	21.0%
Consumer	8.8%	(2.7)%	(6.1)%	—	4.6%

Organic local-currency sales change:
Safety and Industrial	4.3%	(2.3)%	2.8%	—	2.2%
Transportation and Electronics	(1.9)%	(3.3)%	(3.5)%	—	(3.0)%
Health Care	7.8%	(9.3)%	(3.9)%	—	1.2%
Consumer	9.9%	(0.8)%	(3.2)%	—	6.1%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 12 percent and organic-local currency sales increased 4 percent. Total sales in Mexico increased 4 percent and organic local-currency sales increased 5 percent. In Canada, total sales increased 12 percent and organic local-currency sales increased 8 percent. In Brazil, total sales decreased 9 percent while organic local-currency sales increased 7 percent, as foreign currency translation impacts more than offset organic local-currency sales growth.
●	In the Asia Pacific geographic area, China/Hong Kong total sales decreased 13 percent and organic local-currency sales decreased 11 percent. In Japan, total sales increased 5 percent and organic local-currency sales increased 2 percent.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales in the first three months of 2020 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the first quarter of 2020 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $1.213 billion of operating cash flows in the first three months of 2020, an increase of $165 million when compared to the first three months of 2019, with this increase primarily due to the lower year-on-year significant litigation-related charges and the timing of associated payments that impacted both the first quarter of 2020 and first quarter of 2019. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2020, the Company purchased $365 million of its own stock, compared to $701 million of stock purchases in the first three months of 2019. As of March 31, 2020, approximately $7.8 billion remained available under the authorization. In the first quarter of 2020, the Company suspended its stock repurchase program in the face of uncertainty arising from the COVID-19 pandemic. In February 2020, 3M’s Board of Directors declared a first-quarter 2020 dividend of $1.47 per share, an increase of 2 percent. This marked the 62nd consecutive year of dividend increases for 3M.

3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and has an A+ credit rating with Standard & Poor’s with a negative outlook. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

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

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2020	2019	Change
Cost of sales	50.9%	54.8%	(3.9)%
Selling, general and administrative expenses	21.9	24.8	(2.9)
Research, development and related expenses	6.6	6.1	0.5
Gain on sale of businesses	—	(0.1)	0.1
Operating income margin	20.6%	14.4%	6.2%

3M expects global defined benefit pension and postretirement service cost expense in 2020 to increase by approximately $34 million pre-tax when compared to 2019, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the first three months of 2020 was approximately $9 million.

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

Cost of sales, measured as a percent of sales, decreased in first three months of 2020. Decreases in the first three months of 2020 included lower significant litigation-related charges taken in the first quarter of 2020 (as discussed earlier in the Certain amounts adjusted special items - (non-GAAP measures) section) compared to the same period in 2019. In addition, selling price increased net sales year-on-year by 0.4 percent and lower raw material costs reduced cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses:

SG&A in dollars decreased 9.3 percent in the first three months of 2020, when compared to the same period last year. The decrease in the first three months of 2020 primarily relate to indirect cost reductions and lower year-on-year impact related to significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section) and benefits recognized in the first quarter of 2020 related to restructuring and other actions taken in 2019.

Research, Development and Related Expenses:

R&D in dollars increased $60 million in the first three months of 2020, when compared to the same period last year. R&D, measured as a percent of sales, increased in the first three months of 2020, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. The increase is primarily driven by additional R&D spending related to the Company’s acquisition of Acelity.

Gain on Sale of Businesses:

During the first quarter of 2020, the Company recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. During the first quarter of 2019, the Company sold certain oral care technology comprising a business and reflected an earnout on a previous divestiture resulting in a pre-tax gain of $8 million ($7 million gain after tax). Refer to Note 3 for additional details on divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three months ended March 31, 2020 versus 2019.

Three months ended
(Percent of net sales)	March 31, 2020
Same period last year	14.4%
Significant litigation-related charges/benefits	7.0
(Gain)/loss on sale of businesses	(0.1)
Same period last year, excluding special items	21.3%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity and other	0.4
Acquisitions/divestitures	(0.9)
Selling price and raw material impact	0.4
Foreign exchange impacts	(0.4)
Current period, excluding special items	20.8%
Significant litigation-related charges/benefits	(0.2)
(Gain)/loss on sale of businesses	—
Current period	20.6%

Operating income margins increased 6.2 percentage points in the first three months of 2020 when compared to the first three months of 2019. Excluding the impact on operating income from special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section above, operating margins decreased 0.5 percentage points to 20.8 percent in the first three months of 2020 when compared to the first three months of 2019.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

Organic volume/productivity and other:

●	Higher organic local-currency sales growth, in addition to benefits recognized in the first quarter of 2020 related to the restructuring and other actions taken in 2019, increased earnings per diluted share. Partially offsetting this increase were charges taken in response to the Company’s review of certain assets in light of COVID-19 and other related market implications.
●	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the on-going integration of M*Modal and Acelity, which decreased operating income margins year-on-year.
●	Divestiture impacts, which is comprised of lost operating income from divested businesses, increased operating income margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices in addition to lower raw material cost impacts benefited operating income margins year-on-year for the first three months of 2020.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for the first three months of 2020 and 2019 included the $17 million and $548 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section.

Gain/loss from sale of businesses:

●	Operating income margins for the first three months of 2020 and 2019 included a gain of $2 million and $8 million, respectively, of gains/losses from sale of businesses (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense (net of interest income) increased in the first three months of 2020 compared to the same period in 2019 due to higher U.S. average debt balances and year-on-year decrease in interest income driven by lower average balances in cash, cash equivalents and marketable securities.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2020	2019
Effective tax rate	17.4%	17.9%

The effective tax rate for the first three months of 2020 was 17.4 percent, compared to 17.9 percent in the first three months 2019, a decrease of 0.5 percentage points. The changes in the tax rates between years were impacted by many factors, including resolution of the tax treatment of the 2018 NRD lawsuit, increased benefit from U.S. international tax provisions, and geographical income mix. These decreases were partially offset by decreased benefit from stock options and higher prior year litigation charges. Additional factors that impacted the tax rates between years are further discussed in Note 8.

Due to uncertainty around the ultimate impact from the COVID-19 pandemic, 3M is not providing an estimated range of its 2020 effective tax rate at this time. The Company will continue to assess the situation and provide quarterly updates throughout the year.

The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2020	2019
Net income attributable to noncontrolling interest	$2	$2

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $58 million for the three months ended March 31, 2020. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $1 million for the three months ended March 31, 2020. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 16. Effective in the first quarter of 2020, the Company changed its business segment reporting (see Note 16 for additional details). Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses decreased in the first three months of 2020, when compared to the same period last year. In the first quarter of 2019 and 2020, significant litigation-related charges of $548 million and $17 million, respectively, were reflected in Corporate and Unallocated. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated increased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for the first three months of 2020 and 2019 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2019 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended
	March 31,
	2020	2019
Sales (millions)	$2,935	$2,963
Sales change analysis:
Organic local-currency	2.2%	(2.3)%
Divestitures	(1.0)	(2.7)
Translation	(2.2)	(3.8)
Total sales change	(1.0)%	(8.8)%

Operating income (millions)	$726	$637
Percent change	14.0%	(16.8)%
Percent of sales	24.7%	21.5%

First quarter 2020 results:

Sales in Safety and Industrial totaled $2.9 billion, down 1.0 percent in U.S. dollars. Organic local-currency sales increased 2.2 percent, divestitures decreased sales by 1.0 percent, and foreign currency translation decreased sales by 2.2 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety, roofing granules, and industrial adhesives and tapes, while closure and masking systems, electrical markets, automotive aftermarket, and abrasives sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was partially offset by softness and channel inventory reductions that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	2018 divestitures that impacted 2019 results relate to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring (first quarter 2018), and it’s abrasives glass products business (second quarter of 2018).
●	Also in 2018, 3M completed the sale of substantially all of its Communication Markets Division and recorded a pre-tax gain of approximately $509 million.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Operating income:

●	Operating income margins increased 3.2 percentage points, primarily related to sales increases along with improvements in productivity.

Transportation and Electronics Business:

	Three months ended
	March 31,
	2020	2019
Sales (millions)	$2,238	$2,355
Sales change analysis:
Organic local-currency	(3.0)%	(3.6)%
Divestitures	(0.7)	—
Translation	(1.3)	(3.0)
Total sales change	(5.0)%	(6.6)%

Operating income (millions)	$484	$522
Percent change	(7.3)%	(20.4)%
Percent of sales	21.6%	22.2%

First quarter 2020 results:

Sales in Transportation and Electronics totaled $2.2 billion, down 5.0 percent in U.S. dollars. Organic local-currency sales decreased 3.0 percent, divestitures decreased sales by 0.7 percent, and foreign currency translation decreased sales by 1.3 percent.

Total sales were flat within the electronics-related businesses and decreased 4 percent within Asia Pacific.

On an organic local-currency sales basis:

●	Sales remained flat in advanced materials and transportation safety, while sales declined in commercial solutions and automotive and aerospace solutions.
●	Automotive and aerospace was primarily impacted by the decline in global car and light truck builds.
●	Sales increased 1 percent in 3M’s electronics-related businesses, with an increase in electronics material solutions and a decrease in display materials and systems. Electronics-related growth was led by demand for fluids and semiconductor end-market, partially offset by soft consumer electronics and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 3 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Operating income:

●	Operating income margins decreased 0.6 percentage points, primarily related to lower sales and reduced productivity in key end-markets.
●	Excluding the impact on operating income from special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section above, operating income was $482 million and $519 million for the three months ended March 31, 2020 and 2019, respectively, an operating income margin decrease of 0.6 percentage points year-on-year.

Health Care Business:

	Three months ended
	March 31,
	2020	2019
Sales (millions)	$2,103	$1,738
Sales change analysis:
Organic local-currency	1.2%	0.7%
Acquisitions	21.6	2.8
Divestitures	—	(0.2)
Translation	(1.8)	(3.7)
Total sales change	21.0%	(0.4)%

Operating income (millions)	$456	$464
Percent change	(1.7)%	(6.9)%
Percent of sales	21.7%	26.7%

First quarter 2020 results:

Sales in Health Care totaled $2.1 billion, up 21.0 percent in U.S. dollars. Organic local-currency sales increased 1.2 percent, acquisitions increased sales by 21.6 percent, and foreign currency translation decreased sales by 1.8 percent.

On an organic local-currency sales basis:

●	Sales increased in drug delivery, food safety, medical solutions and separation and purification sciences, while sales were flat in health information systems.
●	Oral care declined year on year primarily due to dental and orthodontia offices being closed as a result of the COVID-19 pandemic.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	2018 divestitures that impacted 2019 results relate to the sale of its polymer additives compounding business (first quarter 2018).
●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Operating income:

●	Operating income margins decreased 5.0 percentage points year-on-year, driven by a 4.6 percentage point impact related to the the M*Modal and Acelity acquisitions.
●	Excluding the impact on operating income from special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section above, operating income was $456 million and $459 million for the three months ended March 31, 2020 and 2019, respectively, an operating income margin decrease of 4.7 percentage points year-on-year.

In December 2019, 3M agreed to sell substantially all of its drug delivery business to an affiliate of Altaris Capital Partners, LLC. Subject to closing and other adjustments, 3M will receive approximately $650 million in consideration. The sale is expected to close in the second quarter of 2020. See Note 3 for additional details.

Consumer Business:

	Three months ended
	March 31,
	2020	2019
Sales (millions)	$1,256	$1,200
Sales change analysis:
Organic local-currency	6.1%	1.9%
Translation	(1.5)	(2.6)
Total sales change	4.6%	(0.7)%

Operating income (millions)	$269	$235
Percent change	14.5%	0.7%
Percent of sales	21.4%	19.6%

First quarter 2020 results:

Sales in Consumer totaled $1.3 billion, an increase of 4.6 percent in U.S. dollars. Organic local-currency sales increased 6.1 percent and foreign currency translation decreased sales by 1.5 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement, home care, and consumer health care, while stationery and office declined.
●	Sales showed continued strength in the Company’s FiltreteTM, Scotch BlueTM, Scotch BriteTM, and NexcareTM brands.

Operating income:

●	Operating income margins increased 1.8 percentage points year-on-year as a result of improvements related portfolio and footprint actions taken.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, position the Company to withstand an economic downturn. Investing in 3M’s business to drive organic growth and deliver strong return on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The company also continues to actively manage its portfolio to maximize value for shareholders. Given uncertainty arising from COVID-19, the Company suspended its share repurchase program effective March 2020. 3M will continue to return cash to shareholders through dividends and will consider whether to resume share repurchases once the COVID-19 impacts are better known. 3M maintains strong liquidity and further added to its liquidity position through issuance of $1.75B in registered notes in March 2020. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders, as well as funding U.S. acquisitions and other items as needed. The TCJA creates additional repatriation opportunities for 3M to access international cash positions on a continual and on-going basis and will help support U.S. capital deployments needs. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2019 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At March 31, 2020, there was $585 million commercial paper issued and outstanding, compared to $150 million outstanding at December 31, 2019.

Total debt:

The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and has an A+ credit rating with Standard & Poor’s with a negative outlook.

The Company’s total debt was $2.2 billion higher at March 31, 2020 when compared to December 31, 2019. Increases in debt related to the March 2020 issuance of $1.75 billion of registered notes in addition to a higher commercial paper balance. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

Effective February 10, 2020, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated February 24, 2017. In May 2016, in connection with the WKSI shelf, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series.

As of March 31, 2020, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the Euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2019 Annual Report on Form 10-K.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility expiring in November 2020. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at March 31, 2020. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2020, this ratio was approximately 18 to 1. Debt covenants do not restrict the payment of dividends.

Apart from the committed credit facilities described above, in September 2019, 3M entered into a credit facility expiring in July 2020 in the amount of 80 billion Japanese Yen. At March 31, 2020, 69 billion Japanese Yen, or approximately $641 million at March 31, 2020 exchange rates, was drawn and outstanding. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million Euros. At March 31, 2020, 150 million Euros, or $167 million at March 31, 2020 exchange rates, was drawn and outstanding. The Company also had an additional $278 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at March 31, 2020. These instruments are utilized in connection with normal business activities

Cash, cash equivalents and marketable securities:

At March 31, 2020, 3M had $4.5 billion of cash, cash equivalents and marketable securities, of which approximately $2.4 billion was held by the Company’s foreign subsidiaries and approximately $2.1 billion was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2019, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and by the United States totaled approximately $2.4 billion and $100 million, respectively. The increase from December 31, 2019 primarily resulted from $1.75 billion of debt the Company issued in March 2020 in light of the uncertain impact of the COVID-19 pandemic.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2020 and December 31, 2019.

(Millions)	March 31, 2020	December 31, 2019	Change
Total debt	$22,495	$20,313	$2,182
Less: Cash, cash equivalents and marketable securities	4,511	2,494	2,017
Net debt (non-GAAP measure)	$17,984	$17,819	$165

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

Working capital (non-GAAP measure):

(Millions)	March 31, 2020	December 31, 2019	Change
Current assets	$15,090	$12,971	$2,119
Less: Current liabilities	9,134	9,222	(88)
Working capital (non-GAAP measure)	$5,956	$3,749	$2,207

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

Working capital increased $2,207 million compared with December 31, 2019. Balance changes in current assets increased working capital by $2,119 million, driven by increases to cash and cash equivalents. Balance changes in current liabilities increased working capital by $88 million, primarily due to decreases in accrued payroll and other current liabilities, partially offset by increases in short-term debt.

Accounts receivable increased $30 million from to December 31, 2019, primarily due to higher sales in March 2020 compared to December 2019, partially offset by impacts from foreign exchange rates. Inventory increased $83 million from December 31, 2019 as a result of slowing growth conditions in several key end markets and channel inventory adjustments by customers, partially offset by impacts from foreign exchange rates.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2020	2019

Net income including noncontrolling interest	$1,294	$893
Depreciation and amortization	440	375
Company pension and postretirement contributions	(39)	(47)
Company pension and postretirement expense	98	70
Stock-based compensation expense	120	130
Gain on sale of businesses	(2)	(5)
Income taxes (deferred and accrued income taxes)	97	(56)
Accounts receivable	(143)	(78)
Inventories	(207)	(178)
Accounts payable	12	(3)
Other — net	(457)	(53)
Net cash provided by (used in) operating activities	$1,213	$1,048

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2020, cash flows provided by operating activities increased $165 million compared to the same period last year, with this increase primarily due to lower year-on-year significant litigation-related charges and the timing of associated payments. Factors that decreased operating cash flows included increases in accounts receivable and inventory. The combination of accounts receivable, inventories and accounts payable increased working capital by $338 million in the first three months of 2020, compared to the working capital increases of $259 million in the first three months of 2019. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2020	2019

Purchases of property, plant and equipment (PP&E)	$(332)	$(391)
Proceeds from sale of PP&E and other assets	7	1
Acquisitions, net of cash acquired	(25)	(704)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(111)	(142)
Proceeds from sale of businesses, net of cash sold	86	6
Other — net	—	5
Net cash provided by (used in) investing activities	$(375)	$(1,225)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects full-year 2020 capital spending to be approximately $1.3 billion (versus previous guidance of $1.6 billion to $1.8 billion) as 3M reduces overall spending in light of uncertainty regarding COVID-19, but continues to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand.

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Acquisitions, net of cash acquired, in the first three months of 2019 primarily includes the purchase of M*Modal. Acquisitions, net of cash acquired, in the first three months of 2020 primarily relate to the payment made for contingent consideration in regards to the Acelity acquisition. Proceeds from sale of businesses in 2019 primarily relate to the sale of certain oral care technology comprising a business. Proceeds from sale of businesses in 2020 primarily relate to the sale of the Company’s advanced ballistic-protection business.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2020	2019

Change in short-term debt — net	$462	$(428)
Repayment of debt (maturities greater than 90 days)	—	(246)
Proceeds from debt (maturities greater than 90 days)	1,745	2,265
Total cash change in debt	$2,207	$1,591
Purchases of treasury stock	(365)	(701)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	149	215
Dividends paid to shareholders	(847)	(830)
Other — net	(36)	(17)
Net cash provided by (used in) financing activities	$1,108	$258

Total debt was approximately $22.5 billion at March 31, 2020 and $20.3 billion at December 31, 2019. Increases in debt related to the March 2020 issuance of $1.75 billion in registered notes in addition to increases in commercial paper balances. Outstanding commercial paper was $585 million at March 31, 2020, as compared to $150 million at December 31, 2019. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2020, the Company purchased $365 million of its own stock prior to 3M’s suspension of its share repurchase program in late March. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

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

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the three months ended March 31, 2020 and 2019.

In the first three months of 2019 and 2020, free cash flow conversion was impacted by significant litigation-related charges and timing of associated payments. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Three months ended
	March 31,
(Millions)	2020	2019
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$1,213	$1,048
Net cash provided by (used in) investing activities	(375)	(1,225)
Net cash provided by (used in) financing activities	1,108	258

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$1,213	$1,048
Purchases of property, plant and equipment (PP&E)	(332)	(391)
Free cash flow	$881	$657
Net income attributable to 3M	$1,292	$891
Free cash flow conversion	68%	74%

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●	worldwide economic, political, regulatory, capital markets and other external conditions, such as interest rates, foreign currency exchange rates, financial conditions of our suppliers and customers, trade restrictions such as tariffs in addition to retaliatory counter measures, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
●	risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19),
●	liabilities related to certain fluorochemicals and the outcome of contingencies, such as legal and regulatory proceedings,
●	the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
●	competitive conditions and customer preferences,
●	foreign currency exchange rates and fluctuations in those rates,
●	new business opportunities, product development, and future performance or results of current or anticipated products,
●	fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
●	Information technology systems including ERP system roll-out and implementations,
●	Security breaches and other disruptions to information technology infrastructure,
●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
●	Operational execution, including inability to generate productivity improvements as estimated,
●	future levels of indebtedness, common stock repurchases and capital spending,
●	future availability of and access to credit markets,
●	pension and postretirement obligation assumptions and future contributions,
●	asset impairments,
●	tax liabilities, and
●	the effects of changes in tax (including the Tax Cuts and Jobs Act), environmental and other laws and regulations in the United States and other countries in which we operate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2019 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2020. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART II. Other Information

Item 1. Legal Proceedings.

Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Other Environmental Matter

The following matter is disclosed solely pursuant to the requirement to disclose certain environmental proceedings involving potential monetary sanctions that would be in excess of $100,000: 3M’s manufacturing facility in Detroit, Michigan has an outstanding Notice of Violation (NOV) from the U.S. EPA, Region V (EPA), related to air emissions from the facility. 3M has contested the alleged violations and is negotiating with EPA on its proposed Consent Agreement and Final Order to resolve the NOV. The resolution of this matter may result in a potential monetary sanction in excess of $100,000.

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

* The Company is subject to risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19). 3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. In these challenging and dynamic circumstances, 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of about 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Even with 3M’s accelerated production combined with capacity from other manufacturers, the industry-wide challenge is that global demand for N95 respirators far exceeds the industries’ ability to deliver. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. 3M’s manufacturing, supply chain and distribution protocols have, for example, been impacted by the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these factors could increase the demand for 3M products, while others could decrease demand or make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. Due to the speed with which the situation is developing and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

* The Company faces liabilities related to certain fluorochemicals, which could adversely impact our results.

As previously reported, the Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their review of the environmental and health effects of a broad group of perfluoroalkyl and polyfluoroalkyl substances produced by the Company, collectively known as “PFAS.” The PFAS group contains several categories and classes of durable chemicals and materials with properties that include oil, water, temperature, chemical and fire resistance, as well as electrical insulating properties. The strength of the carbon-fluorine bond also means that these compounds do not easily degrade. These characteristics have made PFAS critical to the manufacture of electronic devices such as cell phones, tablets and semi-conductors. They are also used to help prevent infections in products like surgical gowns and drapes. Commercial aircraft and low-emissions vehicles also rely on PFAS technology. PFAS compounds are manufactured by various companies, including 3M, and are used in everyday products. As science and technology evolve and advance, and in response to evolving knowledge and the understanding that PFAS compounds had the potential to build up over time, 3M announced in 2000 that we would voluntarily phase out production of perfluorooctanoate (PFOA) and perfluorooctane sulfonate (PFOS) globally as a precautionary measure. We phased out of materials used to produce certain repellants and surfactant products, with most of these activities in the U.S. completed by the end of 2002. Phased out products included Aqueous Film Forming Foam (AFFF) and coatings for food packaging, for example. 3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. An adverse outcome in any one or more of these matters could be material to our financial results. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. Governmental inquiries or lawsuits involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities or otherwise.

* The Company’s future results may be affected by various asserted and unasserted legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, the U.S. Foreign Corrupt Practices Act and other anti-bribery laws, U.S. trade sanctions compliance, regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies, U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws, the Sunshine Act, or other matters. The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Although the Company maintains general liability insurance, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. In addition, negative publicity related to product liability, environmental, health and safety matters involving the Company may negatively impact the Company’s reputation. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an ERP system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company or its customers, suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches, employee error or malfeasance, power outages, computer viruses, ransomware, telecommunication or utility failures, systems failures, service or cloud provider breaches, natural disasters or other catastrophic events. For example, the Company has experienced and continues to experience heightened levels of such attacks during the period of the global pandemic associated with COVID-19. The Company’s adoption of remote working, among other pandemic-related actions, may also introduce additional vulnerabilities to our information technology networks and infrastructure. It is possible for these and other vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of vulnerabilities to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its ERP system on a worldwide basis. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruptions or shutdowns, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and has an A+ credit rating with Standard & Poor’s with a negative outlook. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2020	567,358	$175.01	567,162	$7,973
February 1-29, 2020	752,388	$157.29	750,262	$7,855
March 1-31, 2020	723,676	$140.55	723,676	$7,753
Total January 1-March 31, 2020	2,043,422	$156.28	2,041,100	$7,753
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

The Company is making the following disclosure under Section 13(r) of the Exchange Act:

Protection of Intellectual Property Rights in Iran Pursuant to Specific License

As part of its intellectual property protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through local counsel located in Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 15, 2020, OFAC granted 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended March 31, 2020, 3M paid $109 to IIPO as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.

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

Date: April 28, 2020

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)