Form 10-Q
period 2020-06-30
3M CO
filed 2020-07-28
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2020
Common Stock, $0.01 par value per share	576,019,442 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2020

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Net sales	$7,176	$8,171	$15,251	$16,034
Operating expenses
Cost of sales	3,805	4,313	7,914	8,623
Selling, general and administrative expenses	1,594	1,686	3,362	3,634
Research, development and related expenses	424	470	961	947
Gain on sale of businesses	(387)	—	(389)	(8)
Total operating expenses	5,436	6,469	11,848	13,196
Operating income	1,740	1,702	3,403	2,838

Other expense (income), net	111	256	207	304

Income before income taxes	1,629	1,446	3,196	2,534
Provision for income taxes	342	315	615	510
Net income including noncontrolling interest	$1,287	$1,131	$2,581	$2,024

Less: Net income (loss) attributable to noncontrolling interest	(3)	4	(1)	6

Net income attributable to 3M	$1,290	$1,127	$2,582	$2,018

Weighted average 3M common shares outstanding — basic	577.0	577.7	576.9	577.6
Earnings per share attributable to 3M common shareholders — basic	$2.24	$1.95	$4.48	$3.49

Weighted average 3M common shares outstanding — diluted	580.8	586.1	581.2	587.3
Earnings per share attributable to 3M common shareholders — diluted	$2.22	$1.92	$4.44	$3.44

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Net income including noncontrolling interest	$1,287	$1,131	$2,581	$2,024
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	106	123	(338)	200
Defined benefit pension and postretirement plans adjustment	58	196	177	280
Cash flow hedging instruments	(36)	(38)	11	(32)
Total other comprehensive income (loss), net of tax	128	281	(150)	448
Comprehensive income (loss) including noncontrolling interest	1,415	1,412	2,431	2,472
Comprehensive (income) loss attributable to noncontrolling interest	3	(5)	4	(7)
Comprehensive income (loss) attributable to 3M	$1,418	$1,407	$2,435	$2,465

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,219	$2,353
Marketable securities — current	247	98
Accounts receivable — net of allowances of $216 and $161	4,459	4,791
Inventories
Finished goods	1,932	2,003
Work in process	1,246	1,194
Raw materials and supplies	990	937
Total inventories	4,168	4,134
Prepaids	567	704
Other current assets	446	891
Total current assets	14,106	12,971
Property, plant and equipment	25,943	26,124
Less: Accumulated depreciation	(16,854)	(16,791)
Property, plant and equipment — net	9,089	9,333
Operating lease right of use assets	840	858
Goodwill	13,360	13,444
Intangible assets — net	6,033	6,379
Other assets	1,651	1,674
Total assets	$45,079	$44,659
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,486	$2,795
Accounts payable	1,975	2,228
Accrued payroll	500	702
Accrued income taxes	371	194
Operating lease liabilities — current	248	247
Other current liabilities	2,702	3,056
Total current liabilities	7,282	9,222

Long-term debt	19,276	17,518
Pension and postretirement benefits	3,724	3,911
Operating lease liabilities	607	607
Other liabilities	3,275	3,275
Total liabilities	$34,164	$34,533
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - June 30, 2020: 576,019,442
Shares outstanding - December 31, 2019: 575,184,835
Additional paid-in capital	6,074	5,907
Retained earnings	42,759	42,135
Treasury stock, at cost:	(29,699)	(29,849)
Shares at June 30, 2020: 368,013,614
Shares at December 31, 2019: 368,848,221
Accumulated other comprehensive income (loss)	(8,286)	(8,139)
Total 3M Company shareholders’ equity	10,857	10,063
Noncontrolling interest	58	63
Total equity	$10,915	$10,126
Total liabilities and equity	$45,079	$44,659

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2020	2019
Cash Flows from Operating Activities
Net income including noncontrolling interest	$2,581	$2,024
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	932	751
Company pension and postretirement contributions	(77)	(88)
Company pension and postretirement expense	197	176
Stock-based compensation expense	172	182
Gain on sale of businesses	(389)	(5)
Deferred income taxes	41	(74)
Loss on deconsolidation of Venezuelan subsidiary	—	162
Changes in assets and liabilities
Accounts receivable	241	(258)
Inventories	(198)	75
Accounts payable	(269)	(173)
Accrued income taxes (current and long-term)	273	(163)
Other — net	(386)	101
Net cash provided by (used in) operating activities	3,118	2,710

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(711)	(812)
Proceeds from sale of PP&E and other assets	16	3
Acquisitions, net of cash acquired	(25)	(704)
Purchases of marketable securities and investments	(634)	(751)
Proceeds from maturities and sale of marketable securities and investments	976	1,005
Proceeds from sale of businesses, net of cash sold	573	6
Other — net	7	18
Net cash provided by (used in) investing activities	202	(1,235)

Cash Flows from Financing Activities
Change in short-term debt — net	(132)	(441)
Repayment of debt (maturities greater than 90 days)	(1,146)	(871)
Proceeds from debt (maturities greater than 90 days)	1,745	2,265
Purchases of treasury stock	(366)	(1,101)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	236	365
Dividends paid to shareholders	(1,693)	(1,660)
Other — net	(45)	(34)
Net cash provided by (used in) financing activities	(1,401)	(1,477)

Effect of exchange rate changes on cash and cash equivalents	(53)	(2)

Net increase (decrease) in cash and cash equivalents	1,866	(4)
Cash and cash equivalents at beginning of year	2,353	2,853
Cash and cash equivalents at end of period	$4,219	$2,849

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

As described in Note 16, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker changed and, as a result, the Company’s disclosed measure of segment profit/loss has been updated. Also, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Information provided herein reflects the impact of these changes for all periods presented.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company considered the coronavirus (COVID-19) related impacts on its estimates, as appropriate, within its consolidated financial statements and there may be changes to those estimates in future periods. 3M believes that the accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Such estimates and assumptions are subject to inherent uncertainties which may result in actual amounts differing from these estimates.

Changes to Significant Accounting Policies

The following significant accounting policies have been added or changed as applicable since the Company’s 2019 Annual Report on Form 10-K as a result of adoption of new accounting pronouncements as described in the “New Accounting Pronouncements” section.

Accounts receivable and allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, and various other items. The allowances for bad debts and cash discounts are based on the best estimate of the amount of expected credit losses in existing accounts receivable and anticipated cash discounts. The Company determines the allowances based on historical write-off experience by industry and regional economic data, current expectations of future credit losses, and historical cash discounts. The Company reviews the allowances monthly. The allowances for bad debts as well as the provision for credit losses, write-off activity and recoveries for the periods presented are not material. The Company does not have any significant off-balance-sheet credit exposure related to its customers. The Company has long-term customer receivables that do not have significant credit risk, and the origination dates of which are typically not older than five years. These long-term receivables are subject to an allowance methodology similar to other receivables.

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

Property, plant and equipment: 3M’s accounting policy with respect to property, plant and equipment, is disclosed in the Company’s notes to consolidated financial statements included in its most recent Annual Report on Form 10-K. In addition, 3M records capital-related government grants earned as reductions to the cost of property, plant and equipment; and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of statement of cash flows.

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

3M had a consolidated subsidiary in Venezuela, the financial statements of which were remeasured as if its functional currency were that of its parent because Venezuela’s economic environment is considered highly inflationary. The operating income of this subsidiary was immaterial as a percent of 3M’s consolidated operating income for the periods presented. In light of circumstances, including the country’s unstable environment and heightened unrest leading to sustained lack of demand, and expectation that these circumstances will continue for the foreseeable future, during May 2019, 3M concluded it no longer met the criteria of control in order to continue consolidating its Venezuelan operations. As a result, as of May 31, 2019, the Company began reflecting its interest in the Venezuelan subsidiary as an equity investment that does not have a readily determinable fair value. This resulted in a pre-tax charge of $162 million within other expense (income) in the second quarter of 2019. The charge primarily relates to $144 million of foreign currency translation losses associated with foreign currency movements before Venezuela was accounted for as a highly inflationary economy and pension elements previously included in accumulated other comprehensive loss along with write-down of intercompany receivable and investment balances associated with this subsidiary. Beginning May 31, 2019, 3M’s consolidated balance sheets and statements of operations no longer include the Venezuelan entity’s operations other than an immaterial equity investment and associated loss or income thereon largely only to the extent, if any, that 3M provides support or materials and receives funding or dividends.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (20.9 million average options for the three months ended June 30, 2020; 20.0 million average options for the six months ended June 30, 2020; 6.7 million average options for the three months ended June 30, 2019; 6.0 million average options for the six months ended June 30, 2019). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to 3M	$1,290	$1,127	$2,582	$2,018

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	577.0	577.7	576.9	577.6
Dilution associated with the Company’s stock-based compensation plans	3.8	8.4	4.3	9.7
Denominator for weighted average 3M common shares outstanding – diluted	580.8	586.1	581.2	587.3

Earnings per share attributable to 3M common shareholders – basic	$2.24	$1.95	$4.48	$3.49
Earnings per share attributable to 3M common shareholders – diluted	$2.22	$1.92	$4.44	$3.44

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

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of June 30, 2020 and December 31, 2019 was $412 million and $430 million, respectively. Approximately $110 million and $270 million of the December 31, 2019 balance was recognized as revenue during the three and six months ended June 30, 2020, respectively, while approximately $110 million and $480 million of the December 31, 2018 balance was recognized as revenue during the three and six months ended June 30, 2019, respectively.

Operating Lease Revenue:

Net sales includes rental revenue from durable medical devices as part of operating lease arrangements, which was $133 million and $275 million during the three and six months ended June 30, 2020. Applicable rental revenue for the three and six months ended June 30, 2019 was not material.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Six months ended
	June 30,		June 30,
Net Sales (Millions)	2020	2019	2020	2019
Abrasives	$243	$358	$573	$721
Automotive Aftermarket	203	304	487	610
Closure and Masking Systems	235	275	503	553
Electrical Markets	253	302	544	613
Industrial Adhesives and Tapes	552	674	1,226	1,357
Personal Safety	1,095	917	2,085	1,841
Roofing Granules	86	100	181	192
Other Safety and Industrial	1	7	4	13
Total Safety and Industrial Business Segment	$2,668	$2,937	$5,603	$5,900

Advanced Materials	$236	$331	$524	$642
Automotive and Aerospace	268	478	715	986
Commercial Solutions	328	477	757	939
Electronics	884	898	1,747	1,759
Transportation Safety	222	265	433	481
Other Transportation and Electronics	(1)	1	(1)	(2)
Total Transportation and Electronics Business Segment	$1,937	$2,450	$4,175	$4,805

Drug Delivery	$41	$101	$146	$184
Food Safety	79	85	170	168
Health Information Systems	276	297	553	557
Medical Solutions	1,068	801	2,221	1,574
Oral Care	144	338	421	679
Separation and Purification Sciences	216	208	418	411
Other Health Care	1	1	(1)	(4)
Total Health Care Business Group	$1,825	$1,831	$3,928	$3,569

Consumer Health Care	$83	$101	$182	$198
Home Care	258	247	528	504
Home Improvement	601	589	1,177	1,117
Stationery and Office	263	351	536	646
Other Consumer	33	32	71	55
Total Consumer Business Group	$1,238	$1,320	$2,494	$2,520

Corporate and Unallocated	$(2)	$48	$(1)	$70
Elimination of Dual Credit	(490)	(415)	(948)	(830)
Total Company	$7,176	$8,171	$15,251	$16,034

	Three months ended June 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,367	$655	$645	$1	$2,668
Transportation and Electronics	532	1,151	254	—	1,937
Health Care	1,074	358	392	1	1,825
Consumer	895	218	125	—	1,238
Corporate and Unallocated	(1)	—	—	(1)	(2)
Elimination of Dual Credit	(234)	(172)	(84)	—	(490)
Total Company	$3,633	$2,210	$1,332	$1	$7,176

	Six months ended June 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$2,886	$1,374	$1,343	$—	$5,603
Transportation and Electronics	1,207	2,352	616	—	4,175
Health Care	2,355	714	859	—	3,928
Consumer	1,769	468	257	—	2,494
Corporate and Unallocated	—	—	—	(1)	(1)
Elimination of Dual Credit	(442)	(353)	(153)	—	(948)
Total Company	$7,775	$4,555	$2,922	$(1)	$15,251

	Three months ended June 30, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,549	$700	$688	$—	$2,937
Transportation and Electronics	794	1,267	389	—	2,450
Health Care	1,021	383	427	—	1,831
Consumer	945	233	141	1	1,320
Corporate and Unallocated	49	(2)	(1)	2	48
Elimination of Dual Credit	(195)	(166)	(51)	(3)	(415)
Total Company	$4,163	$2,415	$1,593	$—	$8,171

	Six months ended June 30, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$3,035	$1,459	$1,407	$(1)	$5,900
Transportation and Electronics	1,507	2,524	775	(1)	4,805
Health Care	1,943	761	865	—	3,569
Consumer	1,748	490	282	—	2,520
Corporate and Unallocated	70	—	—	—	70
Elimination of Dual Credit	(377)	(341)	(112)	—	(830)
Total Company	$7,926	$4,893	$3,217	$(2)	$16,034

Americas included United States net sales to customers of $3.1 billion and $3.4 billion for the three months ended June 30, 2020 and 2019, respectively, and $6.6 billion and $6.5 billion for the six months ended June 30, 2020 and 2019, respectively.

NOTE 3. Acquisitions and Divestitures

Refer to Note 3 in 3M’s 2019 Annual Report on Form 10-K for more information on relevant pre-2020 acquisitions and divestitures

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

2020 acquisitions:

There were no acquisitions that closed during the six months ended June 30, 2020.

2019 acquisitions:

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

In October 2019, the Company completed the acquisition of all of the ownership interests of Acelity Inc. and its KCI subsidiaries and in the first quarter of 2020 paid certain consideration previously accrued under the terms of related agreements. Adjustments in 2020 to the purchase price allocation were approximately $5 million and related to ongoing identification and valuation of certain acquired assets and liabilities. The change to provisional amounts did not result in material impacts to results of operations in 2020 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Acelity is considered preliminary with provisional amounts primarily related to intangible assets, and certain tax-related and contingent liability amounts. 3M expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations in the fourth quarter of 2019 were approximately $350 million and $45 million, respectively. Acelity is reported within the Company’s Health Care business.

Divestitures:

3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. As discussed in Note 16 (Business Segments), gains/losses on sale of businesses are reflected in Corporate and Unallocated.

2020 divestitures:

In January 2020, 3M completed the sale of its advanced ballistic-protection business, formerly part of the Transportation and Electronics business, to Avon Rubber p.l.c for $86 million in cash and recognized certain contingent consideration from the outcome of pending tenders. Further contingent consideration of less than $25 million may be recognized depending on outcomes in the future. The business, with annual sales of approximately $85 million, consists of ballistic helmets, body armor, flat armor and related helmet-attachment products serving government and law enforcement. 3M reflected immaterial impacts in the third quarter of 2019 as a result of measuring this disposal group at the lower of its carrying amount or fair value less cost to sell and in the first quarter 2020 related to completion of the divestiture and recognition of contingent consideration.

In May 2020, 3M completed the sale of substantially all of its drug delivery business, formerly part of the Health Care business, to an affiliate of Altaris Capital Partners, LLC for $617 million in consideration including $487 million of cash, approximately $70 million in the form of an interest-bearing security, and approximately $60 million in the form of a 17 percent noncontrolling interest in the new company, Kindeva Drug Delivery (Kindeva). Non-cash consideration was valued at time of initial recognition on an income-based approach using relevant estimated future cash flows and applicable market interest rates while considering impacts of restrictions related to transferability. The divested business had annual sales of approximately $380 million. 3M retained its transdermal drug delivery components business. 3M reflected a pre-tax gain of $387 million as a result of the divestiture. The Company reflects its ownership interest in Kindeva using the equity method of accounting incorporating the recording of 3M’s share of earnings/losses on a lag-basis based on availability of Kindeva financial statements. As a result, income/loss from this unconsolidated subsidiary will begin to be reflected in 3M’s financial statements in the third quarter of 2020. Kindeva and 3M entered into certain limited-term agreements related to post-divestiture transition and supply services.

2019 divestitures:

During 2019, as described in Note 3 in 3M’s 2019 Annual Report on Form 10-K, the Company divested a number of businesses including: certain oral care technology comprising a business and the gas and flame detection business. 3M also reflected an earnout on a previous divestiture.

Operating income and held for sale amounts:

The aggregate operating income of these businesses was approximately $38 million and immaterial in the first six months of 2020 and 2019, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2019 included the following:

December 31,
(Millions)	2019
Inventory	70
Property, plant and equipment	150
Intangible assets	35

In addition, approximately $30 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of December 31, 2019, based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

NOTE 4. Goodwill and Intangible Assets

There was no goodwill recorded from acquisitions during the first six months of 2020. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which decreased goodwill by $5 million during the six months ended June 30, 2020. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2019 and June 30, 2020, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2019	$4,621	$1,830	$6,739	$254	$13,444
Acquisition activity	—	—	(5)	—	(5)
Divestiture activity	—	(10)	(19)	—	(29)
Translation and other	(38)	(8)	(5)	1	(50)
Balance as of June 30, 2020	$4,583	$1,812	$6,710	$255	$13,360

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2020, and December 31, 2019, follow:

	June 30,	December 31,
(Millions)	2020	2019
Customer related intangible assets	$4,201	$4,316
Patents	525	538
Other technology-based intangible assets	2,093	2,124
Definite-lived tradenames	1,175	1,158
Other amortizable intangible assets	120	125
Total gross carrying amount	$8,114	$8,261

Accumulated amortization — customer related	(1,261)	(1,180)
Accumulated amortization — patents	(494)	(499)
Accumulated amortization — other technology-based	(522)	(435)
Accumulated amortization — definite-lived tradenames	(349)	(316)
Accumulated amortization — other	(87)	(90)
Total accumulated amortization	$(2,713)	$(2,520)

Total finite-lived intangible assets — net	$5,401	$5,741

Non-amortizable intangible assets (primarily tradenames)	632	638
Total intangible assets — net	$6,033	$6,379

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 55 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time. As discussed in Note 13, 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets in the first quarter of 2020.

Amortization expense for the three and six months ended June 30, 2020 and 2019 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Amortization expense	$134	$70	$268	$139

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2020:

	Remainder of						After
(Millions)	2020	2021	2022	2023	2024	2025	2025
Amortization expense	$265	$524	$511	$481	$455	$425	$2,740

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

NOTE 5. Restructuring Actions

2020 Restructuring Actions:

Divestiture-Related Restructuring

During the second quarter of 2020, following the divestiture of substantially all of the drug delivery business (see Note 3) management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2020 pre-tax charge of $55 million, within Corporate and Unallocated. The divestiture-related restructuring actions were recorded in the income statement as follows:

(Millions)	Second Quarter 2020
Cost of sales	$42
Selling, general and administrative expenses	12
Research, development and related expenses	1
Total operating income impact	$55

Divestiture-related restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the second quarter of 2020	$32	$23	$55
Non-cash changes	—	(11)	(11)
Accrued divestiture-related restructuring action balances as of June 30, 2020	$32	$12	$44

Remaining activities related to this divestiture-related restructuring are expected to be largely completed through the second quarter of 2021.

Other Restructuring

Additionally, in the second quarter of 2020, management approved and committed to undertake certain restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impacts. These actions affected approximately 400 positions worldwide and resulted in a second quarter 2020 pre-tax charge of $58 million. The restructuring charges were recorded in the income statement as follows:

(Millions)	Second Quarter 2020
Cost of sales	$13
Selling, general and administrative expenses	37
Research, development and related expenses	8
Total operating income impact	$58

The business segment operating income impact of these restructuring charges are summarized by business segment as follows:

	Second Quarter 2020
(Millions)	Employee-Related	Asset-Related	Total
Safety and Industrial	$7	$—	$7
Transportation and Electronics	11	—	11
Health Care	12	—	12
Consumer	5	—	5
Corporate and Unallocated	—	23	23
Total Operating Expense	$35	$23	$58

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter of 2020	$35	$23	$58
Non-cash changes	—	(23)	(23)
Accrued restructuring action balances as of June 30, 2020	$35	$—	$35

Remaining activities related to this restructuring are expected to be largely completed through the second quarter of 2021.

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

The second quarter 2019 actions included a voluntary early retirement incentive (further discussed in Note 11), the charge for which is included in other expense (income), net above.

Restructuring action activity from 2019, which includes both second and fourth quarter actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2019	$140
Cash payments	(14)
Adjustments	(23)
Accrued restructuring action balances as of June 30, 2020	$103

Remaining activities related to this restructuring are expected to be completed largely through early 2021.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Interest expense	$137	$111	$260	$215
Interest income	(9)	(18)	(19)	(38)
Pension and postretirement net periodic benefit cost (benefit)	(17)	1	(34)	(35)
Loss on deconsolidation of Venezuelan subsidiary	—	162	—	162
Total	$111	$256	$207	$304

Pension and postretirement net periodic benefit costs described in the table above include all components of defined benefit plan net periodic benefit costs except service cost, which is reported in various operating expense lines. Pension and postretirement net periodic benefit costs include a second quarter 2019 charge related to the voluntary early retirement incentive program announced in May 2019. Refer to Note 11 for additional details on the voluntary early retirement incentive program in addition to the components of pension and postretirement net periodic benefit costs.

In the second quarter of 2019, the Company incurred a charge of $162 million related to the deconsolidation of its Venezuelan subsidiary. Refer to Note 1 for additional details.

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.47 and $1.44 per share for the first and second quarters 2020 and 2019, respectively, or $2.94 and $2.88 per share for the first six months of 2020 and 2019, respectively.

Consolidated Changes in Equity

Three months ended June 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2020	$10,209	$6,033	$42,345	$(29,817)	$(8,414)	$62

Net income	1,287		1,290			(3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	106				106	—
Defined benefit pension and post-retirement plans adjustment	58				58	—
Cash flow hedging instruments	(36)				(36)	—
Total other comprehensive income (loss), net of tax	128
Dividends declared	(846)		(846)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	50	50
Reacquired stock	—			—
Issuances pursuant to stock option and benefit plans	88		(30)	118
Balance at June 30, 2020	$10,915	$6,083	$42,759	$(29,699)	$(8,286)	$58

Six months ended June 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2019	$10,126	$5,916	$42,135	$(29,849)	$(8,139)	$63

Net income	2,581		2,582			(1)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(338)				(335)	(3)
Defined benefit pension and post-retirement plans adjustment	177				177	—
Cash flow hedging instruments	11				11	—
Total other comprehensive income (loss), net of tax	(150)
Dividends declared	(1,693)		(1,693)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	167	167
Reacquired stock	(356)			(356)
Issuances pursuant to stock option and benefit plans	241		(265)	506
Balance at June 30, 2020	$10,915	$6,083	$42,759	$(29,699)	$(8,286)	$58

Three months ended June 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2019	$9,757	$5,764	$41,159	$(29,668)	$(7,552)	$54

Net income	1,131		1,127			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	123				122	1
Defined benefit pension and post-retirement plans adjustment	196				196	—
Cash flow hedging instruments	(38)				(38)	—
Total other comprehensive income (loss), net of tax	281
Dividends declared	(830)		(830)
Stock-based compensation	57	57
Reacquired stock	(404)			(404)
Issuances pursuant to stock option and benefit plans	150		(94)	244
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

Six months ended June 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02*	—		853		(853)
Impact of adoption of ASU No. 2016-02*	14		14
Net income	2,024		2,018			6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	200				199	1
Defined benefit pension and post-retirement plans adjustment	280				280	—
Cash flow hedging instruments	(32)				(32)	—
Total other comprehensive income (loss), net of tax	448
Dividends declared	(1,660)		(1,660)
Stock-based compensation	169	169
Reacquired stock	(1,070)			(1,070)
Issuances pursuant to stock option and benefit plans	369		(499)	868
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

*See Note 1 in 3M’s 2019 Annual Report on Form 10-K.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2020, net of tax:	$(2,340)	$(6,090)	$16	$(8,414)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	104	(80)	(15)	9
Amounts reclassified out	—	162	(31)	131
Total other comprehensive income (loss), before tax	104	82	(46)	140
Tax effect	2	(24)	10	(12)
Total other comprehensive income (loss), net of tax	106	58	(36)	128
Balance at June 30, 2020, net of tax:	$(2,234)	$(6,032)	$(20)	$(8,286)

Six months ended June 30, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,209)	$(31)	$(8,139)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(335)	(80)	62	(353)
Amounts reclassified out	—	326	(47)	279
Total other comprehensive income (loss), before tax	(335)	246	15	(74)
Tax effect	—	(69)	(4)	(73)
Total other comprehensive income (loss), net of tax	(335)	177	11	(147)
Balance at June 30, 2020, net of tax:	$(2,234)	$(6,032)	$(20)	$(8,286)

Three months ended June 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at March 31, 2019, net of tax:	$(2,034)	$(5,565)	$47	$(7,552)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(40)	153	(30)	83
Amounts reclassified out	142	105	(20)	227
Total other comprehensive income (loss), before tax	102	258	(50)	310
Tax effect	20	(62)	12	(30)
Total other comprehensive income (loss), net of tax	122	196	(38)	280
Balance at June 30, 2019, net of tax:	$(1,912)	$(5,369)	$9	$(7,272)

Six months ended June 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02*	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	63	153	(17)	199
Amounts reclassified out	142	209	(27)	324
Total other comprehensive income (loss), before tax	205	362	(44)	523
Tax effect	(6)	(82)	12	(76)
Total other comprehensive income (loss), net of tax	199	280	(32)	447
Balance at June 30, 2019, net of tax	$(1,912)	$(5,369)	$9	$(7,272)

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

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2020	2019	2020	2019	Statement
Cumulative translation adjustment
Deconsolidation of Venezuelan subsidiary	$—	$(142)	$—	$(142)	Other income (expense), net
Total before tax	—	(142)	—	(142)
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$(142)	$—	$(142)

Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	$(1)	$—	See Note 11
Prior service benefit	16	16	$31	$32	See Note 11
Net actuarial loss	(177)	(119)	(354)	(239)	See Note 11
Curtailments/Settlements	(1)	—	(2)	—	See Note 11
Deconsolidation of Venezuelan subsidiary	—	(2)	—	(2)	Other income (expense), net
Total before tax	(162)	(105)	(326)	(209)
Tax effect	37	25	82	45	Provision for income taxes
Net of tax	$(125)	$(80)	$(244)	$(164)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$33	$21	$51	$28	Cost of sales
Interest rate contracts	(2)	(1)	(4)	(1)	Interest expense
Total before tax	31	20	47	27
Tax effect	(7)	(4)	(11)	(5)	Provision for income taxes
Net of tax	$24	$16	$36	$22
Total reclassifications for the period, net of tax	$(101)	$(206)	$(208)	$(284)

NOTE 8. Income Taxes

The Company is under IRS examination or appeals for the tax years 2015 through 2018. The IRS has completed its field examination of the U.S. federal income tax returns for all years through 2016, but the years have not closed as the Company is in the process of resolving issues identified during those examinations. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions. As of June 30, 2020, no taxing authority has proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2020 and December 31, 2019 are $1,140 million and $1,178 million, respectively. The decrease in unrecognized tax benefits includes a $52 million decrease associated with the tax treatment of the 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit.

As of June 30, 2020 and December 31, 2019, the Company had valuation allowances of $150 million and $158 million on its deferred tax assets, respectively.

The effective tax rate for the second quarter of 2020 was 21.0 percent, compared to 21.8 percent in the second quarter of 2019, a decrease of 0.8 percentage points. Primary factors contributing to the 0.8 percentage point decrease were the 2019 non-deductible charge related to the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions not repeating in 2020 and increased year-over-year benefit from US international tax provisions. These decreases were partially offset by the 2019 tax benefit that did not repeat related to the “held for sale” status of legal entities associated with the then pending divestiture of the gas and flame detection business and decreased year-over-year benefit from stock options.

The effective tax rate for the first six months of 2020 was 19.2 percent, compared to 20.1 percent in the first six months of 2019, a decrease of 0.9 percentage points. Primary factors that decreased the effective rate for the first six months of 2020 include the 2019 non-deductible charge related to the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions not repeating in 2020, 2020 resolution of the tax treatment of the 2018 NRD lawsuit, and increased year-over-year benefit from US international tax provisions. These decreases were partially offset by the 2019 tax benefit that did not repeat related to the “held for sale” status of legal entities associated with the then-pending divestiture of the gas and flame detection business and decreased year-over-year benefit from stock options.

In March 2020, in response to the impact of the COVID-19 pandemic in the US and across the globe, the United States Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The enactment period impacts to 3M were immaterial to income tax expense.

NOTE 9. Marketable Securities and Held-to-Maturity Debt Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2020	December 31, 2019
Commercial paper	$195	$85
Certificates of deposit/time deposits	27	10
U.S. municipal securities	25	3
Current marketable securities	$247	$98

U.S. municipal securities	$34	$43
Non-current marketable securities	$34	$43

Total marketable securities	$281	$141

At June 30, 2020 and December 31, 2019, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at June 30, 2020 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2020
Due in one year or less	$247
Due after one year through five years	14
Due after five years through ten years	20
Total marketable securities	$281

Held-to-Maturity Debt Securities

In connection with the in-substance debt defeasance of the Third Lien Notes described in Note 10, the Company purchased a $0.5 billion U.S. Treasury security in the fourth quarter of 2019 and transferred it to a trust with irrevocable instructions to use the proceeds from its maturity to satisfy the redemption of the Third Lien Notes that occurred in May 2020. This debt security was considered held-to-maturity due to the restrictions in satisfying and discharging the Third Lien Notes, was carried at amortized cost, and was reflected in other current assets on the Company’s consolidated balance sheet. Upon the maturity of the debt security in May 2020, the Company has no held-to-maturity debt securities as of June 30, 2020.

NOTE 10. Long-Term Debt and Short-Term Borrowings

In March 2020, 3M issued $1.75 billion aggregate principal amount of fixed rate registered notes. These were comprised of $500 million of 5-year notes due 2025 with a coupon rate of 2.65%, $600 million of 10-year notes due 2030 with a coupon rate of 3.05%, and $650 million of 30-year notes due 2050 with a coupon rate of 3.70%.

As of June 30, 2020, the Company had no commercial paper outstanding, compared to $150 million in commercial paper outstanding as of December 31, 2019.

3M has a credit facility expiring in July 2020 in the amount of 80 billion Japanese yen that in July 2020 was further extended until August 2021. At June 30, 2020, 69 billion Japanese yen, or approximately $646 million at June 30, 2020 exchange rates, was drawn and outstanding.

In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. At June 30, 2020, 150 million euros, or $168 million at June 30, 2020 exchange rates, was drawn and outstanding.

In conjunction with the October 2019 acquisition of Acelity (see Note 3), 3M assumed outstanding debt of the business, of which $445 million in principal amount of third lien senior secured notes (Third Lien Notes) maturing in 2021 with a coupon rate of 12.5% was not immediately redeemed at closing. Instead, at closing, 3M satisfied and discharged the Third Lien Notes via an in-substance defeasance, whereby 3M transferred cash equivalents and marketable securities to a trust with irrevocable instructions to redeem the Third Lien Notes on May 1, 2020. The trust assets were restricted from use in 3M’s operations and were only used for the redemption of the Third Lien Notes that occurred in May 2020. These actions, however, did not represent a legal defeasance. Therefore, this debt was included in current portion of long-term debt and the related trust assets were included in current assets on the Company’s consolidated balance sheet as of December 31, 2019.

In May 2020, 3M repaid the aggregate $445 million principal amount of Third Lien Notes subject to the in-substance defeasance above and repaid 650 million euros aggregate principal amount of floating-rate medium-term notes that matured.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2020. The maturities of long-term debt for the periods subsequent to June 30, 2020 are as follows (in millions):

Remainder of						After
2020	2021	2022	2023	2024	2025	2025	Total
$650	$1,685	$1,606	$1,815	$1,101	$1,789	$11,280	$19,926

NOTE 11. Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2020 and 2019 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Net periodic benefit cost (benefit)
Operating expense
Service cost	$65	$63	$38	$33	$11	$11
Non-operating expense
Interest cost	$126	$156	$33	$39	$16	$21
Expected return on plan assets	(255)	(260)	(77)	(75)	(20)	(21)
Amortization of prior service benefit	(6)	(6)	(2)	(3)	(8)	(7)
Amortization of net actuarial loss	134	92	31	19	12	8
Settlements, curtailments, special termination benefits and other	—	35	—	1	1	—
Total non-operating expense (benefit)	(1)	17	(15)	(19)	1	1
Total net periodic benefit cost (benefit)	$64	$80	$23	$14	$12	$12

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Net periodic benefit cost (benefit)
Operating expense
Service cost	$131	$125	$76	$66	$22	$22
Non-operating expense
Interest cost	$250	$311	$64	$78	$32	$42
Expected return on plan assets	(510)	(520)	(154)	(150)	(40)	(41)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(12)	(12)	(3)	(6)	(16)	(14)
Amortization of net actuarial loss	268	183	62	39	24	17
Settlements, curtailments, special termination benefits and other	—	35	—	1	2	—
Total non-operating expense (benefit)	(4)	(3)	(30)	(38)	2	4
Total net periodic benefit cost (benefit)	$127	$122	$46	$28	$24	$26

For the six months ended June 30, 2020 contributions totaling $75 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2020, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2020. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

In the second quarter of 2020, as a result of the divestiture of the drug delivery business, the Company recognized a curtailment in its United Kingdom Pension Plan. The resulting re-measurement of the pension plan funded status reduced long-term prepaid pension and post retirement assets (located within “other assets” of the Company’s balance sheet) by approximately $80 million, which was offset within accumulated other comprehensive income (located within the equity section of the Company’s balance sheet). The expense impact of this re-measurement was immaterial for the second quarter of 2020 and subsequent periods.

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

Cash Flow Hedging - Interest Rate Contracts: The Company may use forward starting interest rate swap or treasury rate lock contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. Additional information regarding previously issued but terminated interest rate contracts, which have related balances within accumulated other comprehensive income being amortized over the underlying life of related debt, can be found in Note 14 in 3M’s 2019 Annual Report on Form 10-K.

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

As of June 30, 2020, the Company had a balance of $20 million after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $111 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of June 30, 2020, 3M expects to reclassify approximately $56 million, $31 million, and $37 million of the after-tax net unrealized cash flow hedging gains to earnings over the next 12 months, over the remainder of 2020, and in 2021, respectively, in addition to reclassifying approximately $88 million of the after-tax net unrealized cash flow hedging losses to earnings after 2021 (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Three months ended June 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$(15)	Cost of sales	$33
Interest rate contracts	—	Interest expense	(2)
Total	$(15)		$31

Six months ended June 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$64	Cost of sales	$51
Interest rate contracts	(2)	Interest expense	(4)
Total	$62		$47

Three months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$2	Cost of sales	$21
Interest rate contracts	(32)	Interest expense	(1)
Total	$(30)		$20

Six months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$32	Cost of sales	$28
Interest rate contracts	(49)	Interest expense	(1)
Total	$(17)		$27

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

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three and six months ended June 30, 2020 and 2019.

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Short-term borrowings and current portion of long-term debt	$500	$499	$1	$—
Long-term debt	776	775	21	22
Total	$1,276	$1,274	$22	$22

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

At June 30, 2020, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 50 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2020 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount of Gain (Loss) Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Three months ended June 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(11)	Cost of sales	$—
Foreign currency forward contracts	4	Cost of sales	—
Total	$(7)		$—

Six months ended June 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$4	Cost of sales	$—
Foreign currency forward contracts	5	Cost of sales	5
Total	$9		$5

Three months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(64)	Cost of sales	$—
Foreign currency forward contracts	(10)	Cost of sales	7
Total	$(74)		$7

Six months ended June 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$28	Cost of sales	$—
Foreign currency forward contracts	5	Cost of sales	12
Total	$33		$12

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$(2)	Cost of sales	$2
Foreign currency forward contracts	Interest expense	(11)	Interest expense	(27)
Total		$(13)		$(25)

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$—	Cost of sales	$(2)
Foreign currency forward contracts	Interest expense	(10)	Interest expense	(18)
Total		$(10)		$(20)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30, 2020		Six months ended June 30, 2020
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$3,805	$111	$7,914	$207

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$33	$—	$51	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	(4)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$2	$—	$—
Derivatives designated as hedging instruments	—	(2)	—	—

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30, 2019		Six months ended June 30, 2019
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,313	$256	$8,623	$304

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$21	$—	$28	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(1)	—	(1)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$(7)	$—	$(12)
Derivatives designated as hedging instruments	—	7	—	12

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
June 30, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,715	Other current assets	$73	Other current liabilities	$5
Foreign currency forward/option contracts	828	Other assets	46	Other liabilities	2
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	16	Other liabilities	—
Total derivatives designated as hedging instruments			$135		$7

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,530	Other current assets	$14	Other current liabilities	$25
Total derivatives not designated as hedging instruments			$14		$25

Total derivative instruments			$149		$32

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2019 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,995	Other current assets	$64	Other current liabilities	$9
Foreign currency forward/option contracts	1,041	Other assets	50	Other liabilities	3
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	17	Other liabilities	—
Total derivatives designated as hedging instruments			$131		$12

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,684	Other current assets	$11	Other current liabilities	$8
Total derivatives not designated as hedging instruments			$11		$8

Total derivative instruments			$142		$20

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2020, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting	Cash
	Consolidated	Recognized	Collateral	Net Amount of
June 30, 2020 (Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$149	$13	$—	$136
Derivatives not subject to master netting agreements	—			—
Total	$149			$136

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$142	$14	$—	$128
Derivatives not subject to master netting agreements	—			—
Total	$142			$128

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
June 30, 2020 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$32	$13	$—	$19
Derivatives not subject to master netting agreements	—			—
Total	$32			$19

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$20	$14	$—	$6
Derivatives not subject to master netting agreements	—			—
Total	$20			$6

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $12 million and $11 million for the three and six months ended June 30, 2020. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$195	$—	$195	$—
Certificates of deposit/time deposits	27	—	27	—
U.S. municipal securities	59	—	22	37
Investments	21	21	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	133	—	133	—
Interest rate contracts	16	—	16	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	32	—	32	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$85	$—	$85	$—
Certificates of deposit/time deposits	10	—	10	—
U.S. municipal securities	46	—	—	46
Investments	25	25	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	125	—	125	—
Interest rate contracts	17	—	17	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	20	—	20	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Beginning balance	$37	$49	$46	$40
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	10	9
Sales and settlements	—	—	(19)	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$37	$49	$37	$49
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2019 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the first quarter of 2020. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended June 30, 2020 in addition to the three and six months ended June 30, 2019.

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

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$19,276	$21,479	$17,518	$18,475

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at June 30, 2020 and December 31, 2019 due to lower interest rates compared to issuance levels.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2020, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 1,688 individual claimants, compared to approximately 1,727 individual claimants with actions pending on December 31, 2019.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim. In January 2020, the manufacturers filed a petition with the West Virginia Supreme Court, challenging the trial court’s rulings; that petition is scheduled to be heard in September 2020. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury may allocate to each defendant if the case were ultimately tried.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2020 for respirator mask/asbestos liabilities by $8 million. In the first six months of 2020, the Company made payments for legal defense costs and settlements of $35 million related to the respirator mask/asbestos litigation. During the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia). As of June 30, 2020, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $581 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2020, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2020, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2020, the Company, through its Aearo subsidiary, had accruals of $21 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.

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

Environmental Matters

As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanoate (PFOA), perfluorooctane sulfonate (PFOS), perfluorohexane sulfonate (PFHxS), or other per- and polyfluoroalkyl substances (collectively PFAS). As a result of its phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their pre-cursor compounds. The Company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds, including, but not limited to, pre-cursor compounds to perfluorobutane sulfonate (PFBS). These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials or as byproducts in some of 3M’s current fluorochemical manufacturing processes, products, and waste streams.

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

The Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (HBV) or Health Risk Limit (HRL) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation work has been substantially completed at the Cottage Grove site, with operational and maintenance activities ongoing.

In August 2014, the Illinois EPA approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

In May 2017, the MDH issued new HBVs for PFOA and PFOS. The new HBVs are 35 ppt for PFOA and 27 ppt for PFOS. In connection with its announcement the MDH stated that “Drinking water with PFOA and PFOS, even at the levels above the updated values, does not represent an immediate health risk. These values are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” In December 2017, the MDH issued a new HBV for perfluorobutane sulfonate (PFBS) of 2 parts per billion (ppb). In February 2018, the MDH published reports finding no unusual rates of certain cancers or adverse birth outcomes (low birth rates or premature births) among residents of Washington and Dakota Counties in Minnesota. In April 2019, the MDH issued a new HBV for PFOS of 15 ppt and a new HBV for PFHxS of 47 ppt.

In May 2018, the EPA announced a four-step PFAS action plan, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as “hazardous substances” under CERCLA. In November 2018, the EPA asked for public comment on draft toxicity assessments for two PFAS compounds, including PFBS. In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA is taking to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to groundwater contaminated with PFOA and PFOS, the EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites. In February 2020, the EPA provided notice and requested public comment on certain preliminary determinations to regulate PFOA and PFOS under the Safe Drinking Water Act (SDWA). In June 2020, 3M submitted comments on EPA’s preliminary determinations to regulate PFOA and PFOS under the SDWA.

EPA announced in its Spring 2020 Regulatory Agenda, released in June 2020, that it intends to publish a notice of proposed rulemaking to designate PFOA and PFOS as hazardous substances under CERCLA in August 2020.

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

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. In September 2019, 3M and several other parties filed a lawsuit in New Hampshire state court to enjoin new PFAS regulations in New Hampshire. In November 2019, the court issued a preliminary injunction preventing the regulations from being enforced. In April 2020, the New Hampshire Supreme Court agreed to review several issues related to the preliminary injunctive order. In July 2020, the governor signed a bill passed by the New Hampshire legislature setting the same drinking water standards that had been enjoined by the court.

Vermont finalized drinking water standards for a combination of PFOA, PFOS and three other PFAS in March 2020. New Jersey finalized drinking water standards and designated PFOA and PFOS as hazardous substances in June 2020. Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS in products such as food packaging, carpets and other products.

The Company cannot predict what additional regulatory actions arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case through September 2020, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. The putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case) remain, with a trial set for October 2020. 3M has filed its opposition to class certification and a motion for summary judgment. Discovery is ongoing. The parties are in active discussions regarding a negotiated resolution, and the case has been stayed through September 2020.

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. This case has been stayed through August 2020, pending ongoing mediation between the parties in conjunction with the St. John case.

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

In January 2017, several hundred plaintiffs sued 3M, Dyneon and Daikin America in Lawrence and Morgan Counties, Alabama (the “Owens” case). The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Water Authority). They assert common law claims for negligence, nuisance, trespass, wantonness and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. The court denied a motion by co-defendant Daikin to stay this case pending resolution of the St. John case, and the case is progressing through discovery.

In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations, dismiss the Water Authority as a defendant and add 24 new individual plaintiffs (for a total of 59 plaintiffs). Discovery in this case is proceeding.

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

State Attorneys General Litigation related to PFAS

Minnesota. In December 2010, the State of Minnesota, by its Attorney General, filed a lawsuit in Hennepin County District Court against 3M seeking damages and injunctive relief with respect to the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state of Minnesota (the “NRD Lawsuit”). In February 2018, 3M and the State of Minnesota reached a resolution of the NRD Lawsuit. Under the terms of the settlement, 3M agreed to provide an $850 million grant to the State for a special “3M Water Quality and Sustainability Fund.” This Fund, which is administered by the State, will enable projects that support water sustainability in the Twin Cities East Metro region, such as continued delivery of water to residents and enhancing groundwater recharge to support sustainable growth. Other purposes of the grant include habitat and recreation improvements, such as fishing piers, trails, and open space preservation. 3M recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 associated with the resolution of this matter.

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

New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In August 2019, the court stayed all proceedings in these actions pending a ruling on NJDEP’s motions to remand the cases to state court. In April 2020, the federal court denied the state’s motion to remand. In June 2020, the court entered a consent order lifting the stay and consolidating the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes.

In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees. This case was removed to federal court and transferred to the AFFF MDL.

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. This suit remains in state court in early stages of litigation. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit is proceeding in state court. In May 2020, the court denied the defendants’ motion to dismiss, but dismissed the state’s trespass claim as to property the state does not own. The case remains in early stages of litigation.

Michigan. In May 2019, the Michigan Attorney General issued a request for proposal seeking outside legal expertise in pursuing claims against manufacturers, distributors, and other parties related to PFAS. In January 2020, the Michigan Attorney General filed a lawsuit in state court against 3M, Dyneon, DuPont, Chemours and others seeking injunctive and equitable relief and damages for alleged injury to Michigan public natural resources and its residents relating to PFAS. The defendants filed a motion to dismiss in May 2020.

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

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of June 30, 2020, 730 lawsuits (including 25 putative class actions) have been filed against 3M (along with other defendants) in various state and federal courts where current or former airports, military bases, or fire training facilities are or were located. As previously noted, some of these cases have been brought by state or territory attorneys general. In most of these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for alleged injuries such as loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, personal injury and/or funds for medical monitoring. 249 cases filed since October 2019 have been brought by current or former firefighters who claim to have suffered personal injury as a result of exposure to AFFF while using the product. The United States, the U.S. Department of Defense and several companies have been sued along with 3M, including but not limited to Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, Chemours, DuPont, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Additional AFFF cases continue to be transferred into the MDL as they are filed or removed to federal court. As of June 30, 2020, there were 725 cases in the MDL, 715 of which name 3M as a defendant. The parties in the MDL are currently in the process of conducting discovery.

In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases through November 2020.

Two subsidiaries of Husky Energy filed suit in April 2020 against 3M and other AFFF manufacturers in Wisconsin state court relating to alleged PFAS contamination from AFFF use at Husky facilities in Superior, Wisconsin and Lima, Ohio. This case remains in early stages of litigation.

As of June 30, 2020, the Company was named but not served in nine other AFFF lawsuits filed by individuals in state courts against the Company and other defendants.

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

In New York, 3M is defending 40 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). The plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. The plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. The plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs. 3M has answered the complaints in these cases, which are now proceeding through discovery. The plaintiffs in the putative class action have moved for class certification. 3M is also defending eight additional cases in New York filed by Nassau County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that 3M, DuPont, and additional unnamed defendants are responsible for the contamination of plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. These cases are in the preliminary stages of litigation.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine) and other defendants. The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In addition to the consolidated federal court putative class action, as of June 30, 2020, 3M has been named as a defendant in approximately 267 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Four of these cases were selected for bellwether trials in 2020. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The plaintiffs settled the first bellwether case in early 2020. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case. The court has since allowed the addition of another bellwether case. The three bellwether trials are scheduled to begin in March 2021. The parties are engaged in mediation in both the putative class action and the state court mass action.

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

3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water is contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants have moved to dismiss certain claims in the complaint, and the parties have begun discovery on the remaining claims.

In Alabama and Georgia, 3M is defending four state court cases, including three brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. One state court case was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court where it remains in the early stages of litigation. 3M filed a motion to dismiss the putative class action in April 2020, which remains pending.

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

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. The case is in early stages of litigation.

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

As a result of the Company’s discussions with ADEM to address these and other related matters in the state of Alabama, 3M and ADEM have agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing certain notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including certain on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order will involve additional operating costs and capital expenditures over multiple years. The Company does not expect them to have a material impact on its consolidated results of operations or financial position. With respect to remediation activities, financial obligations related to certain activities under the Consent Order are probable and estimable, and are included in the Company’s accruals for “other environmental liabilities” as described in the “Environmental Liabilities and Insurance Receivables” section below. As offsite investigation activities continue, additional remediation amounts may become probable and estimable in the future.

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

The Company is also reviewing operations at its other plants with similar manufacturing processes, such as the plant in Cottage Grove, Minnesota, to ensure those operations are in compliance with applicable environmental regulatory requirements and Company policies and procedures. As a result of these reviews, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility. In March 2020, the Company disclosed this matter to the Minnesota Pollution Control Agency (MPCA) and the EPA. In July 2020, the Company received an information request from MPCA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its Cottage Grove facility. The Company is cooperating with this inquiry and will be producing documents and information in response to the request for information. The Company continues to work with the MPCA and EPA to address the discharges from the Cottage Grove facility.

Separately, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis plan of its Resource Conservation and Recovery Act permit for its Cottage Grove incinerator.

In February 2020, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process and use PFAS, including the Decatur, Cordova and Cottage Grove facilities. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.

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

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the six months ended June 30, 2020, the Company increased its accrual for PFAS-related other environmental liabilities by $43 million and made related payments of $106 million. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota, Alabama, Gendorf Germany, and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) in the first quarter of 2019. During the fourth quarter of 2019, 3M updated its evaluation of certain customer-related litigation based on continued, productive settlement discussions with multiple parties. As previously disclosed, 3M has been engaged in mediation and resolution negotiations in multiple cases. In addition, during the fourth quarter, the Company updated its assessment of environmental matters and litigation related to its historical PFAS manufacturing operations and expanded its evaluation of other 3M sites that may have used certain PFAS-containing materials and locations at which they were disposed. As a result of these actions during the fourth quarter the Company recorded a pre-tax charge of $214 million. As of June 30, 2020, the Company had recorded liabilities of $382 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of June 30, 2020, the Company had recorded liabilities of $20 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2020, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers;

(ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation

As of June 30, 2020, the Company was a named defendant in 19 lawsuits in the United States involving 23 plaintiffs and one Canadian punitive class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

Among the 19 remaining lawsuits in the United States, 16 are in the MDL court and three are in state court. The MDL court declined to remand one case to Oklahoma state court and has stayed all 16 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit. The Texas state court has stayed the entire case while the appeal is pending.

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

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As of June 30, 2020, the Company is a named defendant in approximately 2,853 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 11,650 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, based on the current record, the court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The first bellwether case is scheduled for April 2021. No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. The district court has ordered a stay of the proceedings pending a status conference in August 2020. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending. No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

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

NOTE 15. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of June 30, 2020, the remaining shares available for grant under the LTIP Program are 15.7 million.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2020 and 2019.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Cost of sales	$10	$9	$32	$31
Selling, general and administrative expenses	35	36	108	118
Research, development and related expenses	7	7	32	33
Stock-based compensation expenses	$52	$52	$172	$182
Income tax benefits	(15)	(28)	(54)	(108)
Stock-based compensation expenses (benefits), net of tax	$37	$24	$118	$74

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	33,675	$151.15
Granted:
Annual	4,741	157.26
Exercised	(1,639)	89.34
Forfeited	(106)	185.82
June 30	36,671	$154.60	68	$593
Options exercisable
June 30	28,682	$147.72	56	$593

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2020, there was $89 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $127 million and $341 million during the six months ended June 30, 2020 and 2019, respectively. Cash received from options exercised was $145 million and $270 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $27 million and $72 million for the six months ended June 30, 2020 and 2019, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,573	$201.11
Granted
Annual	733	157.29
Other	11	174.03
Vested	(559)	176.17
Forfeited	(34)	189.07
As of June 30	1,724	$190.63

As of June 30, 2020, there was $111 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2020 and 2019 was $89 million and $135 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $17 million and $26 million for the six months ended June 30, 2020 and 2019, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	444	$205.58
Granted	191	153.02
Distributed	(206)	190.84
Performance change	23	161.93
Forfeited	(11)	164.61
As of June 30	441	$188.39

As of June 30, 2020, there was $33 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 22 months. The total fair value of performance shares that were distributed were $35 million and $45 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $7 million and $9 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 16. Business Segments

3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in four business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. 3M’s four business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. Transactions among reportable segments are recorded at cost. 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the business segment operating income information shown.

Effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) has been updated for all periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments.

3M discloses business segment operating income as its measure of segment profit/loss, reconciled to both total 3M operating income and income before taxes. Business segment operating income includes dual credit for certain related operating income (as described below in “Elimination of Dual Credit”). Business segment operating income excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated”). Additionally, the following special items are excluded from business segment operating income and, instead, are included within Corporate and Unallocated: significant litigation-related charges/benefits, gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring actions (see Note 5).

In addition, effective in the first quarter of 2020, in a continuing effort to improve the alignment of its businesses around customers and markets, the Company made the following changes:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country. As a result of this change, previously reported aggregate business segment net sales and operating income for the total year 2019 decreased $42 million and $10 million, respectively, offset by corresponding decreases in the “Elimination of Dual Credit” net sales and operating income amounts.

Additional actions impacting product line alignments

●	The remaining retail auto care product lines formerly in the Automotive Aftermarket Division (within the Safety and Industrial business segment), were realigned to the Construction and Home Improvement Division (within the Consumer business segment). This change resulted in a decrease of previously reported net sales and operating income for total year 2019 of $35 million and $11 million, respectively, in the Safety and Industrial business segment, offset by a corresponding increase in net sales and operating income within the Consumer business segment.
●	In addition, certain product lines were realigned within business segments. The transdermal drug delivery components business, formerly included in the Drug Delivery Systems Division, was realigned to the Medical Solutions Division (both of which are within the Health Care business segment) and the paint protection film business, formerly included in the Automotive and Aerospace Division, was realigned to the Commercial Solutions Division (both of which are within the Transportation and Electronics business segment).

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
	June 30,		June 30,
Net Sales (Millions)	2020	2019	2020	2019
Safety and Industrial	$2,668	$2,937	$5,603	$5,900
Transportation and Electronics	1,937	2,450	4,175	4,805
Health Care	1,825	1,831	3,928	3,569
Consumer	1,238	1,320	2,494	2,520
Corporate and Unallocated	(2)	48	(1)	70
Elimination of Dual Credit	(490)	(415)	(948)	(830)
Total Company	$7,176	$8,171	$15,251	$16,034

Operating Performance (Millions)
Safety and Industrial	$636	$647	$1,362	$1,284
Transportation and Electronics	382	591	864	1,110
Health Care	306	483	762	942
Consumer	287	273	556	508
Elimination of Dual Credit	(123)	(100)	(239)	(197)
Total business segment operating income	$1,488	$1,894	$3,305	$3,647
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	$—	$—	$(17)	$(548)
Gain/(loss) on sale of businesses	387	—	389	8
Divestiture-related restructuring actions	(55)	—	(55)	—
Other corporate expense - net	(80)	(192)	(219)	(269)
Total Corporate and Unallocated	252	(192)	98	(809)
Total Company operating income	$1,740	$1,702	$3,403	$2,838

Other expense/(income), net	$111	$256	$207	$304
Income before income taxes	$1,629	$1,446	$3,196	$2,534

Corporate and Unallocated

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments and is disclosed as “other corporate expense-net”. Additionally, Corporate and

Unallocated includes special items such as significant litigation-related charges/benefits, gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring costs (see Note 5). Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Elimination of Dual Credit

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As described in Note 16, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker changed and, as a result, the Company’s disclosed measure of segment profit/loss has been updated. Also, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Information provided herein reflects the impact of these changes for all periods presented.

3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Consideration of COVID-19:

3M is impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). The Company updated its risk factors with respect to COVID-19, which can be found in Item 1A “Risk Factors” in this document.

Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of people who work in its plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. As this situation continues, 3M is also closely monitoring and responding to potential impacts to the Company’s broader supply chain associated with other products. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Furthermore, COVID-19 has impacted the broader economies of affected countries, including negatively impacting economic growth.The Company has taken steps to help employees lead safe and productive lives during the outbreak including remote working; escalated procedures in factories related to personal safety, cleaning and medical screening measures; and pandemic leave policies. 3M is closely monitoring how the spread of COVID-19 is affecting employees and business operations and has developed preparedness plans to help protect the safety of employees around the world while safely continuing business. While nearly all of our manufacturing locations and distribution centers are fully or partially operational, the Company implemented plant and/or line shutdowns related to certain markets due to weaker customer demand or government mandates. Some of the above factors have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers. Serving 3M customers is a priority and teams continue to communicate with individual customers about potential disruptions.

3M’s total sales decreased 12.2% and 4.9% year-on-year in the second quarter and first six months of 2020, respectively. Organic local-currency sales decreased 13.1% and 6.5% year-on-year in the second quarter and first six months of 2020, respectively. Given the diversity of 3M’s businesses, the impact of COVID-19 varied across the Company in the second quarter and first six months of

2020. 3M experienced strong sales growth in personal safety, as well as in other areas such as home improvement, general cleaning, semiconductor, data center, and biopharma filtration. COVID-related respirator sales are estimated to have impacted year-over-year organic local-currency sales growth by just under 3 percent and just over 2 percent for the second quarter and first six months of 2020, respectively. At the same time, 3M saw weak demand in several end markets, contributing in part to sales declines in a number of 3M’s businesses with the biggest year over year second quarter total sales decreases in oral care (down 58 percent), automotive and aerospace (down 44 percent), automotive aftermarket (down 33 percent), commercial solutions (down 31 percent), stationery and office (down 25 percent), and businesses aligned to general industrial applications such as industrial adhesives and tapes (down 18 percent) and abrasives (down 32 percent).

3M’s operating income margins increased 3.5 and 4.6 percentage points year-on-year in the second quarter and first six months of 2020, respectively. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins decreased 1.2 and 0.9 percentage points to 19.6 percent and 20.2 percent, respectively, for the second quarter and first six months of 2020 when compared the same periods in 2019. Various COVID-19 implications contributed in part to these decreases.

Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also impacted its operating income for the second quarter and first six months of 2020:

Factors contributing to charges:

●	Period expenses of unabsorbed manufacturing costs and increased expected credit losses on customer receivables.
●	Restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact resulting in a second quarter 2020 charge of $58 million (as further discussed in Note 5).
●	Committed financial support to various COVID-relief and medical research initiatives.
●	Charge of $22 million related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames in the first quarter of 2020.

Factors providing benefits:

●	Decreased discretionary spending in areas such as travel, professional services, and advertising/merchandising as well as cost reduction efforts, hiring freezes, and maintaining only essential contract workers.
●	Government-sponsored COVID-response stimulus and relief initiatives, including certain employment retention benefits under the Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States.
●	Lower incentive compensation and self-insured medical visit/instance expense.
●	Instituted accelerated vacation usage policies which benefit the second quarter of 2020 year-over-year.

3M plans to monitor discretionary spending and cost control efforts as the situation continues.

3M continues to consider if COVID-19 and other related market implications could indicate it is more likely than not the carrying amount of various applicable assets may be impaired and assess whether certain investments without readily determinable fair values may have been impacted.

As previously disclosed, in light of circumstances, 3M took actions to ensure sources of cash may remain strong, including the March 2020 issuance of $1.75 billion of registered notes, suspension of share repurchases, and lowering its original $1.6 billion to $1.8 billion range of full year 2020 estimated capital spending which was further updated during the second quarter of 2020 to approximately $1.4 billion. While estimated capital spending decreased, it includes additional expansion of respirator production capacity. 3M continues to have access to its commercial paper program and undrawn committed credit facility. Refer to the Financial Condition and Liquidity section below for more information on the Company’s liquidity position.

The Company also continues to evaluate the extent to which it may avail itself of various government-sponsored COVID-response stimulus, relief, and production initiatives around the world, such as under the Defense Production Act (DPA) and CARES Act in the United States. In the second quarter of 2020, under the DPA, the U.S. government initiated certain agreements with 3M involving just over $200 million of anticipated funding of assets to expand capacity to supply N-95 respirators to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed.

Due to the speed with which the COVID-19 situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

	Three months ended	Six months ended
(Earnings per diluted share)	June 30, 2020	June 30, 2020
Same period last year	$1.92	$3.44
Significant litigation-related charges/benefits	—	0.72
Loss on deconsolidation of Venezuelan subsidiary	0.28	0.28
Gain/loss on sale of businesses	(0.07)	(0.09)
Same period last year, excluding special items	$2.13	$4.35
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity and other	(0.28)	(0.22)
Acquisitions/divestitures	(0.07)	(0.12)
Foreign exchange impacts	(0.05)	(0.13)
Income tax rate	0.03	0.01
Shares of common stock outstanding	0.02	0.04
Current period, excluding special items	$1.78	$3.93
Significant litigation-related charges/benefits	—	0.07
Gain/loss on sale of businesses	0.52	0.52
Divestiture-related restructuring actions	(0.08)	(0.08)
Current period	$2.22	$4.44

For the second quarter of 2020, net income attributable to 3M was $1.3 billion, or $2.22 per diluted share compared to $1.1 billion or $1.92 per diluted share in the same period last year, an increase of 15.6 percent on a per diluted share basis. For the first six months of 2020 net income attributable to 3M was $2.6 billion, or $4.44 per diluted share compared to $2.0 billion or $3.44 per diluted share in the same period last year, an increase of 29.1 percent on a per diluted share basis.

The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis for the second quarter 2020, net income attributable to 3M was $1.0 billion, or $1.78 per diluted share versus $1.2 billion, or $2.13 per diluted share in the same period last year, which was a decrease of 16.4 percent on a per diluted share basis. On an adjusted basis for the first six months of 2020, net income attributable to 3M was $2.3 billion, or $3.93 per diluted share versus $2.6 billion, or $4.35 per diluted share for the same period last year, which was a decrease of 9.7 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

●	Lower organic local-currency sales growth as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section decreased earnings per diluted share year-on-year. These net factors included cost saving actions taken in response to COVID-19 but also reflected 2020 charges for items such as restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact (further described in Note 5). Partially offsetting this net decrease were benefits recognized in the first six months of 2020 related to the restructuring and other actions taken in 2019.
●	On a combined basis, higher defined benefit pension and postretirement service cost increased expense year-on-year.
●	Interest expense (net of interest income) increased year-on-year for both the second quarter and first six months of 2020, as a result of higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisitions of M*Modal (first quarter 2019), and Acelity (fourth quarter 2019). These items collectively decreased earnings per diluted share by 4 cents and 9 cents year-on-year for the second quarter and first six months of 2020, respectively. The net impacts related to these acquisitions included income from operations, more than offset by transaction and integration costs. Financing costs related to these acquisitions is also included.
●	Divestiture impacts include the lost operating income from divested businesses, which decreased earnings per diluted share by 3 cents for both the second quarter and first six months of 2020. This was primarily related to the divestiture of the Company’s drug delivery business.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) decreased pre-tax earnings year-on-year by approximately $37 million and $95 million, or the equivalent of 5 cents and 13 cents per diluted share the second quarter and first six months of 2020, respectively, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	Certain items above reflect specific income tax rates associated with those items. Overall, the effective tax rate for the second quarter of 2020 was 21.0 percent, a decrease of 0.8 percentage points versus 2019. The effective tax rate for the first six months of 2020 was 19.2 percent, a decrease of 0.9 percentage points versus 2019. Excluding the special items (as discussed below), the effective tax rate decreased 1.6 percentage points and 0.2 percentage points year-on-year for the second quarter and first six months of 2020, respectively.
●	Factors that decreased the effective tax rate for the second quarter year-over-year were the 2019 non-deductible charge related to the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions not repeating in 2020 and increased year-over-year benefit from US international tax provisions. These decreases were partially offset by the 2019 tax benefit that did not repeat related to the “held for sale” status of legal entities associated with the then pending divestiture of the gas and flame detection business and decreased year-over-year benefit from stock options.
●	Factors that decreased the effective rate for the first six months of 2020 year-over-year include the 2019 non-deductible charge related to the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions not repeating in 2020, 2020 resolution of the tax treatment of the 2018 NRD lawsuit, and increased year-over-year benefit from US international tax provisions. These decreases were partially offset by the 2019 tax benefit that did not repeat related to the “held for sale” status of legal entities associated with the then-pending divestiture of the gas and flame detection business and decreased year-over-year benefit from stock options.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 2 cents and 4 cents per diluted share for the second quarter and first six months of 2020. Weighted-average diluted shares outstanding in the second quarter and first six months of 2020 declined 0.9 percent and 1.0 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase $366 million of its own stock in the first six months of 2020, prior to 3M’s suspension of its stock repurchase program in late March 2020.

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

Significant litigation-related charges/benefits:

●	In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.
●	In the first quarter of 2019, 3M recorded significant litigation-related charges of $548 million ($424 million after tax) related to historical PFAS manufacturing operations and coal mine dust respirator mask lawsuits as further discussed in Note 14. These were reflected in cost of sales ($223 million) and selling, general and administrative expense ($325 million).

Loss on deconsolidation of Venezuelan subsidiary:

●	In the second quarter of 2019, 3M recorded a pre-tax charge of $162 million related to the deconsolidation of the Company’s Venezuelan subsidiary as further discussed in Note 1.

Gain/loss on sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. In the second quarter of 2020, 3M recorded a pre-tax gain of $387 million ($304 million after tax) related to the sale of its drug delivery business. Refer to Note 3 for further details.
●	In the first quarter of 2019, 3M recorded a gain related to the sale of certain oral care technology comprising a business in addition to reflecting an earnout on a previous divestiture, which together resulted in a net gain of $8 million ($7 million after tax). In the second quarter of 2019, as a result of a “held for sale” tax benefit related to the legal entities associated with the pending divestiture of the Company’s gas and flame detection business, 3M recorded an after tax gain of $43 million.

Divestiture-related restructuring actions:

●	In the second quarter 2020, following the divestiture of substantially all of the drug delivery business (see Note 3) management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. As a result, 3M recorded a pre-tax charge of $55 million ($46 million after tax). Refer to Note 5 for further details.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Three months ended June 30, 2019 GAAP	$1,702	20.8%	$1,446	$315	21.8%	$1,127	$1.92
Adjustments for special items:
Gain/loss on sale of businesses			—	43		(43)	(0.07)
Loss on deconsolidation of Venezuelan subsidiary	—		162	—		162	0.28
Three months ended June 30, 2019 adjusted amounts (non-GAAP measures)	$1,702	20.8%	$1,608	$358	22.3%	$1,246	$2.13

Three months ended June 30, 2020 GAAP	$1,740	24.3%	$1,629	$342	21.0%	$1,290	$2.22	15.6%
Adjustments for special items:
Gain/loss on sale of businesses	(387)		(387)	(83)		(304)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Three months ended June 30, 2020 adjusted amounts (non-GAAP measures)	$1,408	19.6%	$1,297	$268	20.7%	$1,032	$1.78	(16.4)%

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Six months ended June 30, 2019 GAAP	$2,838	17.7%	$2,534	$510	20.1%	$2,018	$3.44
Adjustments for special items:
Significant litigation-related charges/benefits	548		548	124		424	0.72
Gain/loss on sale of businesses	(8)		(8)	42		(50)	(0.09)
Loss on deconsolidation of Venezuelan subsidiary	—		162	—		162	0.28
Six months ended June 30, 2019 adjusted amounts (non-GAAP measures)	$3,378	21.1%	$3,236	$676	20.9%	$2,554	$4.35

Six months ended June 30, 2020 GAAP	$3,403	22.3%	$3,196	$615	19.2%	$2,582	$4.44	29.1%
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.07)
Gain/loss on sale of businesses	(389)		(389)	(86)		(303)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Six months ended June 30, 2020 adjusted amounts (non-GAAP measures)	$3,086	20.2%	$2,879	$594	20.7%	$2,286	$3.93	(9.7)%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three and six months ended June 30, 2020 and 2019. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2020 versus 2019 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2020		2019		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$2,668	$636	$2,937	$647	(9.2)%	(1.6)%
Transportation and Electronics	1,937	382	2,450	591	(20.9)	(35.4)
Health Care	1,825	306	1,831	483	(0.4)	(36.7)
Consumer	1,238	287	1,320	273	(6.2)	4.8
Corporate and Unallocated	(2)	252	48	(192)	—	—
Elimination of Dual Credit	(490)	(123)	(415)	(100)	—	—
Total Company	$7,176	$1,740	$8,171	$1,702	(12.2)%	2.3%

	Six months ended June 30,
	2020		2019		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$5,603	$1,362	$5,900	$1,284	(5.0)%	6.1%
Transportation and Electronics	4,175	864	4,805	1,110	(13.1)	(22.2)
Health Care	3,928	762	3,569	942	10.1	(19.1)
Consumer	2,494	556	2,520	508	(1.0)	9.3
Corporate and Unallocated	(1)	98	70	(809)	—	—
Elimination of Dual Credit	(948)	(239)	(830)	(197)	—	—
Total Company	$15,251	$3,403	$16,034	$2,838	(4.9)%	19.9%

	Three months ended June 30, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	(6.1)%	—%	(0.9)%	(2.2)%	(9.2)%
Transportation and Electronics	(18.9)	—	(1.1)	(0.9)	(20.9)
Health Care	(12.4)	17.9	(4.3)	(1.6)	(0.4)
Consumer	(5.0)	—	—	(1.2)	(6.2)
Total Company	(13.1)%	3.9%	(1.5)%	(1.5)%	(12.2)%

	Six months ended June 30, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	(1.9)%	—%	(0.9)%	(2.2)%	(5.0)%
Transportation and Electronics	(11.1)	—	(0.9)	(1.1)	(13.1)
Health Care	(5.6)	19.7	(2.3)	(1.7)	10.1
Consumer	0.3	—	—	(1.3)	(1.0)
Total Company	(6.5)%	4.4%	(1.2)%	(1.6)%	(4.9)%

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2020 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended June 30, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$3,633	$2,210	$1,332	$1	$7,176
% of worldwide sales	50.6%	30.8%	18.6%	—	100.0%
Components of net sales change:
Volume — organic	(16.6)%	(7.8)%	(15.2)%	—	(13.6)%
Price	1.0	(0.3)	0.7	—	0.5
Organic local-currency sales	(15.6)	(8.1)	(14.5)	—	(13.1)
Acquisitions	5.9	0.9	3.2	—	3.9
Divestitures	(1.6)	(0.1)	(3.0)	—	(1.5)
Translation	(1.4)	(1.2)	(2.1)	—	(1.5)
Total sales change	(12.7)%	(8.5)%	(16.4)%	—	(12.2)%

Total sales change:
Safety and Industrial	(11.7)%	(6.5)%	(6.3)%	—	(9.2)%
Transportation and Electronics	(33.0)%	(9.2)%	(34.5)%	—	(20.9)%
Health Care	5.2%	(6.4)%	(8.3)%	—	(0.4)%
Consumer	(5.2)%	(6.6)%	(11.5)%	—	(6.2)%

Organic local-currency sales change:
Safety and Industrial	(9.1)%	(4.2)%	(1.1)%	—	(6.1)%
Transportation and Electronics	(29.3)%	(8.4)%	(33.0)%	—	(18.9)%
Health Care	(14.1)%	(10.3)%	(10.2)%	—	(12.4)%
Consumer	(4.0)%	(5.9)%	(9.5)%	—	(5.0)%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales decreased 8 percent and organic-local currency sales decreased 13 percent. Total sales in Mexico decreased 42 percent and organic local-currency sales decreased 38 percent. In Canada, total sales decreased 21 percent and organic local-currency sales decreased 23 percent. In Brazil, total sales decreased 36 percent and organic local-currency sales decreased 13 percent.
●	In the Asia Pacific geographic area, China total sales increased 1 percent and organic local-currency sales increased 3 percent. In Japan, total sales decreased 9 percent and organic local-currency sales decreased 12 percent.

	Six months ended June 30, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$7,775	$4,555	$2,922	$(1)	$15,251
% of worldwide sales	51.0%	29.9%	19.1%	—	100.0%
Components of net sales change:
Volume — organic	(7.1)%	(5.8)%	(8.9)%	—	(7.0)%
Price	0.9	(0.4)	0.9	—	0.5
Organic local-currency sales	(6.2)	(6.2)	(8.0)	—	(6.5)
Acquisitions	6.9	0.9	3.4	—	4.4
Divestitures	(1.3)	(0.1)	(2.2)	—	(1.2)
Translation	(1.3)	(1.5)	(2.4)	—	(1.6)
Total sales change	(1.9)%	(6.9)%	(9.2)%	—	(4.9)%

Total sales change:
Safety and Industrial	(4.9)%	(5.9)%	(4.6)%	—	(5.0)%
Transportation and Electronics	(19.9)%	(6.8)%	(20.4)%	—	(13.1)%
Health Care	21.2%	(6.2)%	(0.7)%	—	10.1%
Consumer	1.2%	(4.5)%	(8.9)%	—	(1.0)%

Organic local-currency sales change:
Safety and Industrial	(2.5)%	(3.2)%	0.9%	—	(1.9)%
Transportation and Electronics	(16.2)%	(5.8)%	(18.3)%	—	(11.1)%
Health Care	(3.5)%	(9.8)%	(6.9)%	—	(5.6)%
Consumer	2.4%	(3.2)%	(6.4)%	—	0.3%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 2 percent while organic-local currency sales decreased 5 percent. Total sales in Mexico decreased 20 percent and organic local-currency sales decreased 18 percent. In Canada, total sales decreased 6 percent and organic local-currency sales decreased 8 percent. In Brazil, total sales decreased 22 percent and organic local-currency sales decreased 3 percent.
●	In the Asia Pacific geographic area, China total sales decreased 6 percent and organic local-currency sales decreased 4 percent. In Japan, total sales decreased 2 percent and organic local-currency sales decreased 5 percent.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales in the second quarter and first six months of 2020 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the second quarter and first six months of 2020 compared to the same periods last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $3.1 billion of operating cash flows in the first six months of 2020, an increase of $408 million when compared to the first six months of 2019, with this increase primarily due cost saving actions taken in response to COVID-19, lower year-on-year significant litigation-related charges and the timing of associated payments that impacted both the first quarter of 2020 and first quarter of 2019, and the deferring of income tax payments into the third quarter of 2020. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2020, the Company purchased $366 million of its own stock, compared to $1.1 billion of stock purchases in the first six months of 2019. As of June 30, 2020, approximately $7.8 billion remained available under the authorization. In the first quarter of 2020, the Company suspended its stock repurchase program in the face of uncertainty arising from the COVID-19 pandemic. In February 2020, 3M’s Board of Directors declared a first-quarter 2020 dividend of $1.47 per share, an increase of 2 percent. This marked the 62nd consecutive year of dividend increases for 3M. In May 2020, 3M’s Board of Directors declared a second-quarter dividend of $1.47 per share.

3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and an A+ credit rating with a negative outlook from Standard & Poor’s. The Company generates significant ongoing cash flow and has proven access to capital markets funding throughout business cycles.

3M expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans in 2020. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2020.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2020	2019	Change	2020	2019	Change
Cost of sales	53.0%	52.8%	0.2%	52.0%	53.8%	(1.8)%
Selling, general and administrative expenses	22.2	20.6	1.6	22.0	22.7	(0.7)
Research, development and related expenses	5.9	5.8	0.1	6.3	5.9	0.4
Gain on sale of businesses	(5.4)	—	(5.4)	(2.6)	(0.1)	(2.5)
Operating income margin	24.3%	20.8%	3.5%	22.3%	17.7%	4.6%

3M expects global defined benefit pension and postretirement service cost expense in 2020 to increase by approximately $34 million pre-tax when compared to 2019, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the second quarter and first six months of 2020 was approximately $7 million and $16 million, respectively.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Following the divestiture of substantially all of the drug delivery business management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures). In addition, the Company approved and committed to certain restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impacts. These restructuring actions impacted cost of sales, SG&A, and R&D. See Note 5 for additional details.

Additionally, the Company’s operating expenses were impacted by factors described in the preceding Overview – Consideration of COVID-19 section above.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of sales, increased in the second quarter of 2020 and decreased in the first six months of 2020 when compared to the same periods last year. Increases in the second quarter of 2020 were related to COVID-related net impacts, including period expenses of unabsorbed manufacturing costs, in addition to higher restructuring action charges taken versus the same period last year. Decreases in the first six months of 2020 included lower significant litigation-related charges taken in the first quarter of 2020 compared to the same period in 2019, which were partially offset by COVID-related net impacts, including period expenses of unabsorbed manufacturing costs, in addition to higher restructuring action charges taken versus the same period last year. In addition, selling price increased net sales year-on-year by 0.5 percent in both the second quarter and first six months of 2020, and lower raw material costs reduced cost of sales as a percentage of sales.

Selling, General and Administrative Expenses:

SG&A as a percent of sales in 2020 was affected by the COVID-19 pandemic’s impact on overall sales. SG&A in dollars decreased 5.4 percent and 7.5 percent in the second quarter and first six months of 2020, respectively, when compared to the same period last year. The decrease in the second quarter and first six months of 2020 relates to cost saving actions taken in response to COVID-19, lower year-on-year impact related to restructuring action charges and benefits from prior year restructuring, partially offset by other 2020 COVID-related impacts. The decrease in the first six months of 2020 also includes lower year-on-year impact related to significant litigation-related charges.

Research, Development and Related Expenses:

R&D in dollars decreased $46 million and increased $14 million in the second quarter and first six months of 2020, respectively, when compared to the same period last year. R&D, measured as a percent of sales, increased in the second quarter and first six months of 2020, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. The increase is primarily driven by additional R&D spending related to the Company’s acquisition of Acelity.

Gain on Sale of Businesses:

During the first quarter of 2020, the Company recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. During the second quarter of 2020, the Company recorded a pre-tax gain of $387 million ($304 after tax) related to the sale of substantially all of its drug delivery business. During the first quarter of 2019, the Company sold certain oral care technology comprising a business and reflected an earnout on a previous divestiture resulting in a pre-tax gain of $8 million ($7 million gain after tax). Refer to Note 3 for additional details on divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three and six months ended June 30, 2020 and 2019.

	Three months ended	Six months ended
(Percent of net sales)	June 30, 2020	June 30, 2020
Same period last year	20.8%	17.7%
Significant litigation-related charges/benefits	—	3.4
Gain/loss on sale of businesses	—	—
Same period last year, excluding special items	20.8%	21.1%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity and other	(1.0)	(0.3)
Acquisitions/divestitures	(0.8)	(0.9)
Selling price and raw material impact	0.7	0.6
Foreign exchange impacts	(0.1)	(0.3)
Current period, excluding special items	19.6%	20.2%
Significant litigation-related charges/benefits	—	(0.1)
Gain/loss on sale of businesses	5.4	2.6
Divestiture-related restructuring actions	(0.7)	(0.4)
Current period	24.3%	22.3%

Operating income margins increased 3.5 and 4.6 percentage points year-on-year in the second quarter and first six months of 2020, respectively. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section above, operating margins decreased 1.2 and 0.9 percentage points to 19.6 percent and 20.2 percent, respectively, for the second quarter and first six months of 2020 when compared to the same periods in 2019.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

Organic volume/productivity and other:

●	Lower organic volume growth as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section, decreased operating income margins year-on-year. These net factors included cost saving actions taken in response to COVID-19 but also reflected 2020 charges for items such as restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact (further described in Note 5). Partially offsetting this net decrease were benefits recognized in the first six months of 2020 related to restructuring and other actions taken in 2019.
●	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the on-going integration of M*Modal and Acelity, which decreased operating income margins year-on-year.
●	Divestiture impacts, which is comprised of lost operating income from divested businesses, increased operating income margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices in addition to lower raw material cost impacts benefited operating income margins year-on-year for both the second quarter and first six months of 2020.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for the first six months of 2020 and 2019 included the $17 million and $548 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section).

Gain/loss on sale of businesses:

●	Operating income margins for the second quarter of 2020 included a gain of $387 million on sale of businesses. There were no operating income margin impact related to gains on sale of businesses in the second quarter of 2019. For the first six months of 2020 and 2019 included a gain of $389 million and $8 million, respectively, on sale of businesses (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section).

Divestiture-related restructuring actions:

●	Operating income margins for both the second quarter and first six months of 2020 included the $55 million impact as a result of certain restructuring actions following the divestiture of substantially all of the drug delivery business addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. Refer to Note 5 for further details. This item was also discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense (net of interest income) increased in the second quarter and first six months of 2020 compared to the same period in 2019 due to higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances.

Other expense (income) decreased year-on-year in the first six months 2020 primarily due to the impact of the 2019 deconsolidation of the Company’s Venezuelan subsidiary. Refer to Note 1 for additional details. In addition, other expense (income) also decreased year-on-year due to the charge associated with the voluntary retirement incentive program taken in the second quarter of 2019. Refer to Note 11 for additional details.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2020	2019	2020	2019
Effective tax rate	21.0%	21.8%	19.2%	20.1%

The effective tax rate for the second quarter of 2020 was 21.0 percent, compared to 21.8 percent in the second quarter of 2019, a decrease of 0.8 percentage points. The effective tax rate for the first six months of 2020 was 19.2 percent, compared to 20.1 percent in the first six months 2019, a decrease of 0.9 percentage points. Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 8.

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

Refer to Note 8 for further discussion of income taxes.

Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2020	2019	2020	2019
Net income (loss) attributable to noncontrolling interest	$(3)	$4	$(1)	$6

Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $37 million and $95 million for the second quarter of 2020 and six months ended June 30, 2020, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $12 million and $11 million for the three and six months ended June 30, 2020, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 16. Effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) has been updated for all periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments.

As discussed in Note 16, 3M discloses business segment operating income as its measure of segment profit/loss, reconciled to both total 3M operating income and income before taxes. Business segment operating income includes dual credit for certain related operating income (as described below in “Elimination of Dual Credit”). Business segment operating income excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated”). Additionally, the following special items are excluded from business segment operating income and, instead, are included within Corporate and Unallocated: significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions.

Additionally, effective in the first quarter of 2020, the Company changed its business segment reporting (see Note 16 for additional details).

Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Additionally, Corporate and Unallocated operating income includes special items such as significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring costs. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated expense for the second quarter and first six months 2020 when compared to same periods last year are as follows:

Special Items

Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section and Note 5 for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.

Other Corporate Expense - Net

Other corporate operating expenses decreased in both the second quarter and first six months of 2020, when compared to the same periods last year, primarily due to lower year-on-year restructuring charges. In the second quarter of 2020 and 2019, operating expenses included non-divestiture-related restructuring charges of $23 million and $82 million, respectively, as further discussed in Note 5. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated decreased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for both the second quarter and first six months of 2020 and 2019 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2019 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales (millions)	$2,668	$2,937	$5,603	$5,900
Sales change analysis:
Organic local-currency	(6.1)%	(5.2)%	(1.9)%	(3.8)%
Divestitures	(0.9)	(1.9)	(0.9)	(2.3)
Translation	(2.2)	(2.1)	(2.2)	(2.9)
Total sales change	(9.2)%	(9.2)%	(5.0)%	(9.0)%

Business segment operating income (millions)	$636	$647	$1,362	$1,284
Percent change	(1.6)%	(16.3)%	6.1%	(15.5)%
Percent of sales	23.8%	22.0%	24.3%	21.8%

Second quarter 2020 results:

Sales in Safety and Industrial totaled $2.7 billion, down 9.2 percent in U.S. dollars. Organic local-currency sales decreased 6.1 percent, divestitures decreased sales by 0.9 percent, and foreign currency translation decreased sales by 2.2 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety, while closure and masking systems, electrical markets, roofing granules, industrial adhesives and tape, abrasives, and automotive aftermarket sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was more than offset by softness that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	2018 divestitures that impacted second quarter 2019 results relate to the sale of the Company’s abrasives glass products business (second quarter of 2018).
●	Also in 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Business segment operating income margins increased 1.8 percentage points, primarily related to strong productivity, cost discipline and benefits from second quarter 2019 restructuring and other actions.

First six months 2020 results:

Sales in Safety and Industrial totaled $5.6 billion, down 5.0 percent in U.S. dollars. Organic local-currency sales decreased 1.9 percent, divestitures decreased sales by 0.9 percent, and foreign currency translation decreased sales by 2.2 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety, while roofing granules, closure and masking systems, industrial adhesives and tapes, electrical markets, automotive aftermarket, and abrasives sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was more than offset by softness that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	2018 divestitures that impacted the first six months of 2019 results relate to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring (first quarter 2018), and it’s abrasives glass products business (second quarter of 2018).
●	Also in 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Business segment operating income margins increased 2.5 percentage points, primarily related to strong productivity, cost discipline and benefits from second quarter 2019 restructuring and other actions.

Transportation and Electronics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales (millions)	$1,937	$2,450	$4,175	$4,805
Sales change analysis:
Organic local-currency	(18.9)%	(1.3)%	(11.1)%	(2.5)%
Divestitures	(1.1)	—	(0.9)	—
Translation	(0.9)	(1.7)	(1.1)	(2.3)
Total sales change	(20.9)%	(3.0)%	(13.1)%	(4.8)%

Business segment operating income (millions)	$382	$591	$864	$1,110
Percent change	(35.4)%	(11.6)%	(22.2)%	(16.0)%
Percent of sales	19.7%	24.1%	20.7%	23.1%

Second quarter 2020 results:

Sales in Transportation and Electronics totaled $1.9 billion, down 20.9 percent in U.S. dollars. Organic local-currency sales decreased 18.9 percent, divestitures decreased sales by 1.1 percent, and foreign currency translation decreased sales by 0.9 percent.

On an organic local-currency sales basis:

●	Sales declined in electronics, transportation safety, advanced materials , commercial solutions, and automotive and aerospace.
●	Automotive and aerospace was primarily impacted by the decline in global car and light truck builds.
●	Sales decreased 1 percent in 3M’s electronics-related businesses. Electronics-related sales declines were primarily related to softness in the consumer electronics end-market, partially offset by demand in semiconductor, data center, and factory automation end-markets.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Business segment operating income:

●	Business segment operating income margins decreased 4.4 percentage points, primarily related to lower sales which were partially offset by cost discipline and benefits from second quarter 2019 restructuring and other actions.

First six months 2020 results:

Sales in Transportation and Electronics totaled $4.2 billion, down 13.1 percent in U.S. dollars. Organic local-currency sales decreased 11.1 percent, divestitures decreased sales by 0.9 percent, and foreign currency translation decreased sales by 1.1 percent.

On an organic local-currency sales basis:

●	Sales were flat in electronics and declined in transportation safety, advanced materials, commercial solutions, and automotive and aerospace.
●	Automotive and aerospace was primarily impacted by the decline in global car and light truck builds.
●	Sales were flat in 3M’s electronics-related businesses. Electronics-related growth was led by demand for semiconductor, data center, and factory automation end-markets, offset by softness in the consumer electronics end-market.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Business segment operating income:

●	Business segment operating income margins decreased 2.4 percentage points, primarily related to lower sales and reduced productivity in key end-markets due to COVID-19 related impacts, partially offset by cost discipline and benefits from last year’s restructuring actions.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales (millions)	$1,825	$1,831	$3,928	$3,569
Sales change analysis:
Organic local-currency	(12.4)%	3.6%	(5.6)%	2.2%
Acquisitions	17.9	4.4	19.7	3.6
Divestitures	(4.3)	—	(2.3)	(0.1)
Translation	(1.6)	(2.1)	(1.7)	(2.9)
Total sales change	(0.4)%	5.9%	10.1%	2.8%

Business segment operating income (millions)	$306	$483	$762	$942
Percent change	(36.7)%	3.0%	(19.1)%	(2.5)%
Percent of sales	16.8%	26.4%	19.4%	26.4%

Second quarter 2020 results:

Sales in Health Care totaled $1.8 billion, down 0.4 percent in U.S. dollars. Organic local-currency sales decreased 12.4 percent, acquisitions increased sales by 17.9 percent, divestitures decreased sales by 4.3 percent, and foreign currency translation decreased sales by 1.6 percent.

On an organic local-currency sales basis:

●	Sales increased in separation and purification sciences, while sales declined in medical solutions, food safety, and health information systems, and oral care.
●	Sales declines year-on-year were primarily due to delays in elective medical procedures and closures of most dental offices across the world as a result of the COVID-19 pandemic. These impacts were most prevalent in the oral care and medical solutions businesses.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.
●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income:

●	Business segment operating income margins decreased 9.6 percentage points year-on-year, driven by sales declines and impacts related to the Acelity acquisition, partially offset by cost discipline and benefits from second quarter 2019 restructuring and other costs.

First six months 2020 results:

Sales in Health Care totaled $3.9 billion, up 10.1 percent in U.S. dollars. Organic local-currency sales decreased 5.6 percent, acquisitions increased sales by 19.7 percent, divestitures decreased sales by 2.3 percent, and foreign currency translation decreased sales by 1.7 percent.

On an organic local-currency sales basis:

●	Sales increased in food safety, separation and purification sciences, and medical solutions, while sales decreased in health information systems and oral care.
●	Oral care declined year-on-year primarily due to dental and orthodontia offices being impacted as a result of the COVID-19 pandemic.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.
●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income:

●	Business segment operating income margins decreased 7.0 percentage points year-on-year, driven by sales declines and impacts related to the Acelity acquisition, partially offset by cost discipline and benefits from second quarter 2019 restructuring and other costs.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales (millions)	$1,238	$1,320	$2,494	$2,520
Sales change analysis:
Organic local-currency	(5.0)%	1.0%	0.3%	1.5%
Translation	(1.2)	(1.2)	(1.3)	(1.9)
Total sales change	(6.2)%	(0.2)%	(1.0)%	(0.4)%

Business segment operating income (millions)	$287	$273	$556	$508
Percent change	4.8%	(3.2)%	9.3%	(1.5)%
Percent of sales	23.2%	20.7%	22.3%	20.2%

Second quarter 2020 results:

Sales in Consumer totaled $1.2 billion, a decrease of 6.2 percent in U.S. dollars. Organic local-currency sales decreased 5.0 percent and foreign currency translation decreased sales by 1.2 percent.

On an organic local-currency sales basis:

●	Sales grew in home care and home improvement, while consumer health care and stationery and office declined.
●	Sales showed continued strength in the Company’s FiltreteTM, Scotch BlueTM, Scotch BriteTM, and MeguiarsTM brands.

Business segment operating income:

●	Business segment operating income margins increased 2.5 percentage points year-on-year as a result of strong productivity and cost discipline.

First six months 2020 result:

Sales in Consumer totaled $2.5 billion, an decrease of 1.0 percent in U.S. dollars. Organic local-currency sales increased 0.3 percent and foreign currency translation decreased sales by 1.3 percent.

On an organic local-currency sales basis:

●	Sales grew in home care and home improvement, home care, while consumer health care and stationery and office declined.
●	Sales showed continued strength in the Company’s FiltreteTM, Scotch BlueTM, Scotch BriteTM, and MeguiarsTM brands.

Business segment operating income:

●	Business segment operating income margins increased 2.1 percentage points year-on-year as a result of strong productivity and cost discipline.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, position the Company to withstand an economic downturn. Investing in 3M’s business to drive organic growth and deliver strong return on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The company also continues to actively manage its portfolio to maximize value for shareholders. Given uncertainty arising from COVID-19, the Company suspended its share repurchase program effective March 2020. 3M will continue to return cash to shareholders through dividends and will consider whether to resume share repurchases once the COVID-19 impacts are better known. 3M maintains strong liquidity and further added to its liquidity position through the issuance of $1.75 billion in registered notes in March 2020. Sources for cash availability in the United States, such as ongoing cash flow from operations and access to capital markets, have historically been sufficient to fund dividend payments to shareholders, as well as funding U.S. acquisitions and other items as needed. The TCJA creates additional repatriation opportunities for 3M to access international cash positions on a continual and on-going basis and will help support U.S. capital deployments needs. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2019 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At June 30, 2020, there was no commercial paper issued and outstanding, compared to $150 million outstanding at December 31, 2019.

Total debt:

The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and an A+ credit rating with a negative outlook from Standard & Poor’s.

The Company’s total debt was $0.4 billion higher at June 30, 2020 when compared to December 31, 2019. Increases in debt related to the March 2020 issuance of $1.75 billion of registered notes, partially offset by the repayment of aggregate $445 million principal amount of Third Lien Notes subject to in-substance defeasance (see Note 10) and 650 million euros aggregate principal amount of floating-rate medium-term notes that matured, and lower commercial paper balance. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of June 30, 2020, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2019 Annual Report on Form 10-K.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility expiring in November 2020. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at June 30, 2020. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2020, this ratio was approximately 18 to 1. Debt covenants do not restrict the payment of dividends.

Apart from the committed credit facilities described above, 3M has a credit facility expiring in July 2020 in the amount of 80 billion Japanese yen that in July 2020 was further extended until August 2021. At June 30, 2020, 69 billion Japanese yen, or approximately $646 million at June 30, 2020 exchange rates, was drawn and outstanding. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. At June 30, 2020, 150 million euros, or $168 million at June 30, 2020 exchange rates, was drawn and outstanding. The Company also had an additional $267 million in stand-alone letters of credit and bank guarantees were also issued and outstanding at June 30, 2020. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At June 30, 2020, 3M had $4.5 billion of cash, cash equivalents and marketable securities, of which approximately $3.0 billion was held by the Company’s foreign subsidiaries and approximately $1.5 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2019, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $2.4 billion and $100 million, respectively. The increase from December 31, 2019 primarily resulted from $1.75 billion of debt the Company issued in March 2020 in light of the uncertain impact of the COVID-19 pandemic.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2020 and December 31, 2019.

(Millions)	June 30, 2020	December 31, 2019	Change
Total debt	$20,762	$20,313	$449
Less: Cash, cash equivalents and marketable securities	4,500	2,494	2,006
Net debt (non-GAAP measure)	$16,262	$17,819	$(1,557)

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

Working capital (non-GAAP measure):

(Millions)	June 30, 2020	December 31, 2019	Change
Current assets	$14,106	$12,971	$1,135
Less: Current liabilities	7,282	9,222	(1,940)
Working capital (non-GAAP measure)	$6,824	$3,749	$3,075

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

Working capital increased $3.1 billion compared with December 31, 2019. Balance changes in current assets increased working capital by $1.1 billion, driven by increases to cash and cash equivalents, partially offset by decreases in account receivable. Balance changes in current liabilities increased working capital by $1.9 billion, primarily due to decreases in the current portion of long-term debt and accrued payroll.

Accounts receivable decreased $332 million compared to December 31, 2019, primarily due to lower sales in the second quarter of 2020 in relation to sales in the fourth quarter 2019 and increased expected credit losses on customer receivables related to COVID-19 uncertainty. Inventory increased $34 million from December 31, 2019 as a result of slowing growth conditions in several key end-markets and changes in channel inventory levels by customers, partially offset by impacts from foreign exchange rates and inventory included in the divestiture of the drug delivery business.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2020	2019

Net income including noncontrolling interest	$2,581	$2,024
Depreciation and amortization	932	751
Company pension and postretirement contributions	(77)	(88)
Company pension and postretirement expense	197	176
Stock-based compensation expense	172	182
Gain on sale of businesses	(389)	(5)
Income taxes (deferred and accrued income taxes)	314	(237)
Loss on deconsolidation of Venezuelan subsidiary	—	162
Accounts receivable	241	(258)
Inventories	(198)	75
Accounts payable	(269)	(173)
Other — net	(386)	101
Net cash provided by (used in) operating activities	$3,118	$2,710

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2020, cash flows provided by operating activities increased $408 million compared to the same period last year, with this increase primarily due to cost saving actions taken in response to COVID-19, lower year-on-year significant litigation-related charges and the timing of associated payments and the deferring of income tax payments into the third quarter of 2020. Factors that decreased operating cash flows included decreases in accounts payable and increases in inventories The combination of accounts receivable, inventories and accounts payable increased working capital by $226 million in the first six months of 2020, compared to the working capital increases of $356 million in the first six months of 2019. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2020	2019

Purchases of property, plant and equipment (PP&E)	$(711)	$(812)
Proceeds from sale of PP&E and other assets	16	3
Acquisitions, net of cash acquired	(25)	(704)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	342	254
Proceeds from sale of businesses, net of cash sold	573	6
Other — net	7	18
Net cash provided by (used in) investing activities	$202	$(1,235)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects full-year 2020 estimated capital spending to be approximately $1.4 billion

(which was further updated in the second quarter of 2020 versus original guidance of $1.6 billion to $1.8 billion) as 3M reduces overall spending in light of uncertainty regarding COVID-19, but continues to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand.

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Acquisitions, net of cash acquired, in the first six months of 2019 primarily includes the purchase of M*Modal. Acquisitions, net of cash acquired, in the first six months of 2020 primarily relate to the payment made for contingent consideration in regards to the Acelity acquisition. Proceeds from sale of businesses in 2019 primarily relate to the sale of certain oral care technology comprising a business. Proceeds from sale of businesses in 2020 primarily relate to the sales of the Company’s advanced ballistic-protection business and its drug delivery business.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. In the first six months of 2020 these included the maturity of the held-to-maturity debt security that was entered into to satisfy the redemption of the Third Lien Notes (which matured in May 2020). Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2020	2019

Change in short-term debt — net	$(132)	$(441)
Repayment of debt (maturities greater than 90 days)	(1,146)	(871)
Proceeds from debt (maturities greater than 90 days)	1,745	2,265
Total cash change in debt	$467	$953
Purchases of treasury stock	(366)	(1,101)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	236	365
Dividends paid to shareholders	(1,693)	(1,660)
Other — net	(45)	(34)
Net cash provided by (used in) financing activities	$(1,401)	$(1,477)

Total debt was approximately $20.8 billion at June 30, 2020 and $20.3 billion at December 31, 2019. Increases in debt related to the March 2020 issuance of $1.75 billion in registered notes. Repayment of debt primarily consists of the aggregate $445 million principal amount of Third Lien Notes and the 650 million euros aggregate principal amount of floating-rate medium-term notes that matured in May 2020. Outstanding commercial paper was zero at June 30, 2020, as compared to $150 million at December 31, 2019. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2020, the Company purchased $366 million of its own stock prior to 3M’s suspension of its share repurchase program in late March. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2020, 3M’s Board of Directors declared a first-quarter 2020 dividend of $1.47 per share, an increase of 2 percent. This is equivalent to an annual dividend of $5.88 per share and marked the 62nd consecutive year of dividend increases. In May 2020, 3M’s Board of Directors declared a second-quarter 2020 dividend of $1.47 per share.

Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for finance leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the six months ended June 30, 2020 and 2019.

In the first six months of 2020 and 2019, free cash flow conversion was impacted by cost saving actions taken in response to COVID-19, significant litigation-related charges and timing of associated payments, and deferral of income tax payments into the third quarter of 2020. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Six months ended
	June 30,
(Millions)	2020	2019
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$3,118	$2,710
Net cash provided by (used in) investing activities	202	(1,235)
Net cash provided by (used in) financing activities	(1,401)	(1,477)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$3,118	$2,710
Purchases of property, plant and equipment (PP&E)	(711)	(812)
Free cash flow	$2,407	$1,898
Net income attributable to 3M	$2,582	$2,018
Free cash flow conversion	93%	94%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2019 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2020. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

Item 4. Controls and Procedures.

a. The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officers concluded that the Company’s disclosure controls and procedures are effective.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

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

* The Company is subject to risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19). 3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. In these challenging and dynamic circumstances, 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of about 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Even with 3M’s accelerated production at its global facilities combined with capacity from other manufacturers, the industry-wide challenge is that global demand for N95 and other respirators continues to exceed the industries’ ability to deliver. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. 3M’s manufacturing, supply chain and distribution protocols have, for example, been impacted by the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these COVID-related factors have increased demand for certain 3M products, while others have decreased demand from certain end markets or could make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. As economies start to reopen in certain parts of the world, workplace safety, for the Company and others, will increasingly become a focus of concern. Due to the speed and scope with which the COVID situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

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

* The Company employs information technology systems to support its business, including ongoing phased implementation of an ERP system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company or its customers, suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are hosted or managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to damage, disruptions or shutdowns due to attacks by hackers, breaches, computer viruses, ransomware, service or cloud provider breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. For example, the Company has experienced heightened levels of cyberattacks during the period of the global pandemic associated with COVID-19. The Company’s adoption of remote working, among other pandemic-related actions, may also introduce additional vulnerabilities to our information technology networks and infrastructure. It is possible for these and other vulnerabilities to remain undetected for an extended period, up to and including several years. While we have experienced, and expect to continue to experience, these types of vulnerabilities to the Company’s information technology networks and infrastructure, none of them to date has had a material impact to the Company. Any such vulnerabilities could result in legal claims or proceedings, liability or penalties under privacy laws, disruptions or shutdowns, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

* Change in the Company’s credit ratings could increase cost of funding. The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and an A+ credit rating with a negative outlook from Standard & Poor’s. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2020	567,358	$175.01	567,162	$7,973
February 1-29, 2020	752,388	$157.29	750,262	$7,855
March 1-31, 2020	723,676	$140.55	723,676	$7,753
Total January 1-March 31, 2020	2,043,422	$156.28	2,041,100	$7,753
April 1-30, 2020	86	$133.13	—	$7,753
May 1-31, 2020	—	$—	—	$7,753
June 1-30, 2020	—	$—	—	$7,753
Total April 1-June 30, 2020	86	$114.18	—	$7,753
Total January 1-June 30, 2020	2,043,508	$156.28	2,041,100	$7,753
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

The Company is making the following disclosure under Section 13(r) of the Exchange Act:

Protection of Intellectual Property Rights in Iran Pursuant to Specific License

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 15, 2020, OFAC granted 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended June 30, 2020, 3M paid $233 to IIPO as part of its intellectual property protection efforts in Iran. There are no gross revenues or net profits attributed to these activities. 3M plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits.

(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.3)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.3)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3M COMPANY

(Registrant)

Date: July 28, 2020

By	/s/ Nicholas C. Gangestad
Nicholas C. Gangestad,

Senior Vice President and Chief Financial Officer
(Mr. Gangestad is a Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)

By	/s/ Monish Patolawala
Monish Patolawala,

Senior Vice President and Chief Financial Officer
(Mr. Patolawala is a Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)