Form 10-Q
period 2020-09-30
3M CO
filed 2020-10-27
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2020
Common Stock, $0.01 par value per share	576,821,878 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended September 30, 2020

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Net sales	$8,350	$7,991	$23,601	$24,025
Operating expenses
Cost of sales	4,303	4,188	12,217	12,811
Selling, general and administrative expenses	1,677	1,455	5,039	5,089
Research, development and related expenses	461	443	1,422	1,390
Gain on sale of businesses	—	(106)	(389)	(114)
Total operating expenses	6,441	5,980	18,289	19,176
Operating income	1,909	2,011	5,312	4,849

Other expense (income), net	104	45	311	349

Income before income taxes	1,805	1,966	5,001	4,500
Provision for income taxes	387	378	1,002	888
Income of consolidated group	1,418	1,588	3,999	3,612

Income (loss) from unconsolidated subsidiaries, net of taxes	(1)	—	(1)	—
Net income including noncontrolling interest	1,417	1,588	3,998	3,612

Less: Net income (loss) attributable to noncontrolling interest	4	5	3	11

Net income attributable to 3M	$1,413	$1,583	$3,995	$3,601

Weighted average 3M common shares outstanding — basic	577.8	576.5	577.2	577.2
Earnings per share attributable to 3M common shareholders — basic	$2.45	$2.75	$6.92	$6.24

Weighted average 3M common shares outstanding — diluted	582.4	583.0	581.6	585.9
Earnings per share attributable to 3M common shareholders — diluted	$2.43	$2.72	$6.87	$6.15

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2020	2019	2020	2019
Net income including noncontrolling interest	$1,417	$1,588	$3,998	$3,612
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	271	(202)	(67)	(2)
Defined benefit pension and postretirement plans adjustment	127	76	304	356
Cash flow hedging instruments	(71)	8	(60)	(24)
Total other comprehensive income (loss), net of tax	327	(118)	177	330
Comprehensive income (loss) including noncontrolling interest	1,744	1,470	4,175	3,942
Comprehensive (income) loss attributable to noncontrolling interest	(5)	(3)	(1)	(10)
Comprehensive income (loss) attributable to 3M	$1,739	$1,467	$4,174	$3,932

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	September 30,	December 31,
(Dollars in millions, except per share amount)	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,121	$2,353
Marketable securities — current	440	98
Accounts receivable — net of allowances of $228 and $161	4,623	4,791
Inventories
Finished goods	1,859	2,003
Work in process	1,224	1,194
Raw materials and supplies	901	937
Total inventories	3,984	4,134
Prepaids	516	704
Other current assets	426	891
Total current assets	14,110	12,971
Property, plant and equipment	26,452	26,124
Less: Accumulated depreciation	(17,236)	(16,791)
Property, plant and equipment — net	9,216	9,333
Operating lease right of use assets	844	858
Goodwill	13,535	13,444
Intangible assets — net	5,926	6,379
Other assets	1,759	1,674
Total assets	$45,390	$44,659
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,169	$2,795
Accounts payable	2,208	2,228
Accrued payroll	721	702
Accrued income taxes	220	194
Operating lease liabilities — current	252	247
Other current liabilities	2,840	3,056
Total current liabilities	7,410	9,222

Long-term debt	18,429	17,518
Pension and postretirement benefits	3,679	3,911
Operating lease liabilities	605	607
Other liabilities	3,324	3,275
Total liabilities	$33,447	$34,533
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - September 30, 2020: 576,821,878
Shares outstanding - December 31, 2019: 575,184,835
Additional paid-in capital	6,116	5,907
Retained earnings	43,285	42,135
Treasury stock, at cost:	(29,570)	(29,849)
Shares at September 30, 2020: 367,211,178
Shares at December 31, 2019: 368,848,221
Accumulated other comprehensive income (loss)	(7,960)	(8,139)
Total 3M Company shareholders’ equity	11,880	10,063
Noncontrolling interest	63	63
Total equity	$11,943	$10,126
Total liabilities and equity	$45,390	$44,659

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Nine months ended
	September 30,
(Millions)	2020	2019
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,998	$3,612
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,413	1,130
Company pension and postretirement contributions	(122)	(129)
Company pension and postretirement expense	295	242
Stock-based compensation expense	216	230
Gain on sale of businesses	(389)	(111)
Deferred income taxes	(57)	(88)
Loss on deconsolidation of Venezuelan subsidiary	—	162
Changes in assets and liabilities
Accounts receivable	113	(14)
Inventories	43	255
Accounts payable	(48)	(222)
Accrued income taxes (current and long-term)	146	(53)
Other — net	(10)	(282)
Net cash provided by (used in) operating activities	5,598	4,732

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,079)	(1,161)
Proceeds from sale of PP&E and other assets	29	91
Acquisitions, net of cash acquired	(25)	(704)
Purchases of marketable securities and investments	(1,069)	(917)
Proceeds from maturities and sale of marketable securities and investments	1,239	1,265
Proceeds from sale of businesses, net of cash sold	576	236
Other — net	8	45
Net cash provided by (used in) investing activities	(321)	(1,145)

Cash Flows from Financing Activities
Change in short-term debt — net	(138)	(466)
Repayment of debt (maturities greater than 90 days)	(2,477)	(871)
Proceeds from debt (maturities greater than 90 days)	1,745	6,116
Purchases of treasury stock	(366)	(1,243)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	325	437
Dividends paid to shareholders	(2,540)	(2,488)
Other — net	(47)	(158)
Net cash provided by (used in) financing activities	(3,498)	1,327

Effect of exchange rate changes on cash and cash equivalents	(11)	(36)

Net increase (decrease) in cash and cash equivalents	1,768	4,878
Cash and cash equivalents at beginning of year	2,353	2,853
Cash and cash equivalents at end of period	$4,121	$7,731

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

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (18.8 million average options for the three months ended September 30, 2020; 19.6 million average options for the nine months ended September 30, 2020; 11.9 million average options for the three months ended September 30, 2019; 8.0 million average options for the nine months ended September 30, 2019). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Nine months ended
	September 30,		September 30,
(Amounts in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to 3M	$1,413	$1,583	$3,995	$3,601

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	577.8	576.5	577.2	577.2
Dilution associated with the Company’s stock-based compensation plans	4.6	6.5	4.4	8.7
Denominator for weighted average 3M common shares outstanding – diluted	582.4	583.0	581.6	585.9

Earnings per share attributable to 3M common shareholders – basic	$2.45	$2.75	$6.92	$6.24
Earnings per share attributable to 3M common shareholders – diluted	$2.43	$2.72	$6.87	$6.15

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

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of September 30, 2020 and December 31, 2019 was $390 million and $430 million, respectively. Approximately $100 million and $370 million of the December 31, 2019 balance was recognized as revenue during the three and nine months ended September 30, 2020, respectively, while approximately $80 million and $560 million of the December 31, 2018 balance was recognized as revenue during the three and nine months ended September 30, 2019, respectively.

Operating Lease Revenue:

Net sales includes rental revenue from durable medical devices as part of operating lease arrangements, which was $153 million and $428 million during the three and nine months ended September 30, 2020. Applicable rental revenue for the three and nine months ended September 30, 2019 was not material.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Nine months ended
	September 30,		September 30,
Net Sales (Millions)	2020	2019	2020	2019
Abrasives	$290	$338	$863	$1,059
Automotive Aftermarket	309	307	796	917
Closure and Masking Systems	242	282	745	835
Electrical Markets	285	299	829	912
Industrial Adhesives and Tapes	647	684	1,873	2,041
Personal Safety	1,136	812	3,221	2,653
Roofing Granules	114	101	295	293
Other Safety and Industrial	1	6	5	19
Total Safety and Industrial Business Segment	$3,024	$2,829	$8,627	$8,729

Advanced Materials	$246	$319	$770	$961
Automotive and Aerospace	410	477	1,125	1,463
Commercial Solutions	390	443	1,147	1,382
Electronics	1,024	1,001	2,771	2,760
Transportation Safety	245	260	678	741
Other Transportation and Electronics	(1)	—	(2)	(2)
Total Transportation and Electronics Business Segment	$2,314	$2,500	$6,489	$7,305

Drug Delivery	$—	$93	$146	$277
Food Safety	82	86	252	254
Health Information Systems	280	296	833	853
Medical Solutions	1,251	745	3,472	2,319
Oral Care	320	312	741	991
Separation and Purification Sciences	221	191	639	602
Other Health Care	6	(2)	5	(6)
Total Health Care Business Group	$2,160	$1,721	$6,088	$5,290

Consumer Health Care	$96	$97	$278	$295
Home Care	268	243	796	747
Home Improvement	686	612	1,863	1,729
Stationery and Office	323	362	859	1,008
Other Consumer	44	28	115	83
Total Consumer Business Group	$1,417	$1,342	$3,911	$3,862

Corporate and Unallocated	$—	$28	$(1)	$98
Elimination of Dual Credit	(565)	(429)	(1,513)	(1,259)
Total Company	$8,350	$7,991	$23,601	$24,025

	Three months ended September 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,623	$706	$695	$—	$3,024
Transportation and Electronics	640	1,357	317	—	2,314
Health Care	1,335	377	448	—	2,160
Consumer	1,032	231	154	—	1,417
Corporate and Unallocated	(1)	—	—	1	—
Elimination of Dual Credit	(282)	(197)	(86)	—	(565)
Total Company	$4,347	$2,474	$1,528	$1	$8,350

	Nine months ended September 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$4,509	$2,080	$2,038	$—	$8,627
Transportation and Electronics	1,847	3,709	933	—	6,489
Health Care	3,690	1,091	1,307	—	6,088
Consumer	2,801	699	411	—	3,911
Corporate and Unallocated	(1)	—	—	—	(1)
Elimination of Dual Credit	(724)	(550)	(239)	—	(1,513)
Total Company	$12,122	$7,029	$4,450	$—	$23,601

	Three months ended September 30, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,497	$706	$626	$—	$2,829
Transportation and Electronics	749	1,388	362	1	2,500
Health Care	973	360	388	—	1,721
Consumer	975	228	140	(1)	1,342
Corporate and Unallocated	27	1	1	(1)	28
Elimination of Dual Credit	(185)	(193)	(52)	1	(429)
Total Company	$4,036	$2,490	$1,465	$—	$7,991

	Nine months ended September 30, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$4,532	$2,165	$2,033	$(1)	$8,729
Transportation and Electronics	2,256	3,912	1,137	—	7,305
Health Care	2,916	1,121	1,253	—	5,290
Consumer	2,723	718	422	(1)	3,862
Corporate and Unallocated	97	1	1	(1)	98
Elimination of Dual Credit	(562)	(534)	(164)	1	(1,259)
Total Company	$11,962	$7,383	$4,682	$(2)	$24,025

Americas included United States net sales to customers of $3.7 billion and $3.3 billion for the three months ended September 30, 2020 and 2019, respectively, and $10.2 billion and $9.7 billion for the nine months ended September 30, 2020 and 2019, respectively.

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

2020 acquisitions:

There were no acquisitions that closed during the nine months ended September 30, 2020.

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

In October 2019, the Company completed the acquisition of all of the ownership interests of Acelity Inc. and its KCI subsidiaries and in the first quarter of 2020 paid certain consideration previously accrued under the terms of related agreements. Adjustments in 2020 to the purchase price allocation were approximately $34 million and related to identification and valuation of certain acquired assets and liabilities. The change to provisional amounts did not result in material impacts to results of operations in 2020 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Acelity was completed in the third quarter of 2020. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations in the fourth quarter of 2019 were approximately $350 million and $45 million, respectively. Acelity is reported within the Company’s Health Care business.

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

In May 2020, 3M completed the sale of substantially all of its drug delivery business, formerly part of the Health Care business, to an affiliate of Altaris Capital Partners, LLC for $617 million in consideration including $487 million of cash, approximately $70 million in the form of an interest-bearing security, and approximately $60 million in the form of a 17 percent noncontrolling interest in the new company, Kindeva Drug Delivery (Kindeva). Non-cash consideration was valued at time of initial recognition on an income-based approach using relevant estimated future cash flows and applicable market interest rates while considering impacts of restrictions related to transferability. The divested business had annual sales of approximately $380 million. 3M retained its transdermal drug delivery components business. 3M reflected a pre-tax gain of $387 million as a result of the divestiture. The Company reflects its ownership interest in Kindeva using the equity method of accounting incorporating the recording of 3M’s share of earnings/losses on a lag-basis based on availability of Kindeva financial statements. As a result, income/loss from this unconsolidated subsidiary began to be reflected in 3M’s financial statements in the third quarter of 2020. Kindeva and 3M entered into certain limited-term agreements related to post-divestiture transition and supply services.

In the third quarter of 2020, 3M completed the sale of a small dermatology products business, formerly part of the Health Care business, for immaterial proceeds that approximated the business’s book value.

2019 divestitures:

During 2019, as described in Note 3 in 3M’s 2019 Annual Report on Form 10-K, the Company divested a number of businesses including: certain oral care technology comprising a business and the gas and flame detection business. 3M also reflected an earnout on a previous divestiture.

Operating income and held for sale amounts:

The aggregate operating income of these businesses was approximately $40 million and $25 million in the first nine months of 2020 and 2019, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2019 included the following:

December 31,
(Millions)	2019
Inventory	70
Property, plant and equipment	150
Intangible assets	35

In addition, approximately $30 million of goodwill was estimated to be attributable to disposal groups classified as held-for-sale as of December 31, 2019 based upon relative fair value. The amounts above have not been segregated and are classified within the existing corresponding line items on the Company’s consolidated balance sheet.

NOTE 4. Goodwill and Intangible Assets

There was no goodwill recorded from acquisitions during the first nine months of 2020. The acquisition activity in the following table relates to the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement period following prior acquisitions, which decreased goodwill by $34 million during the nine months ended September 30, 2020. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2019 and September 30, 2020, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2019	$4,621	$1,830	$6,739	$254	$13,444
Acquisition activity	—	—	(34)	—	(34)
Divestiture activity	—	(10)	(19)	—	(29)
Translation and other	(7)	13	143	5	154
Balance as of September 30, 2020	$4,614	$1,833	$6,829	$259	$13,535

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2020, and December 31, 2019, follow:

	September 30,	December 31,
(Millions)	2020	2019
Customer related intangible assets	$4,232	$4,316
Patents	530	538
Other technology-based intangible assets	2,099	2,124
Definite-lived tradenames	1,175	1,158
Other amortizable intangible assets	121	125
Total gross carrying amount	$8,157	$8,261

Accumulated amortization — customer related	(1,337)	(1,180)
Accumulated amortization — patents	(502)	(499)
Accumulated amortization — other technology-based	(576)	(435)
Accumulated amortization — definite-lived tradenames	(367)	(316)
Accumulated amortization — other	(87)	(90)
Total accumulated amortization	$(2,869)	$(2,520)

Total finite-lived intangible assets — net	$5,288	$5,741

Non-amortizable intangible assets (primarily tradenames)	638	638
Total intangible assets — net	$5,926	$6,379

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time. As discussed in Note 13, 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets in the first quarter of 2020.

Amortization expense for the three and nine months ended September 30, 2020 and 2019 follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2020	2019	2020	2019
Amortization expense	$137	$69	$405	$208

Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2020:

	Remainder of						After
(Millions)	2020	2021	2022	2023	2024	2025	2025
Amortization expense	$132	$524	$511	$485	$460	$428	$2,748

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

(Millions)	Second Quarter 2020
Cost of sales	$42
Selling, general and administrative expenses	12
Research, development and related expenses	1
Total operating income impact	$55

Divestiture-related restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the second quarter of 2020	$32	$23	$55
Non-cash changes	—	(14)	(14)
Cash payments	(7)	—	(7)
Accrued divestiture-related restructuring action balances as of September 30, 2020	$25	$9	$34

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

(Millions)	Second Quarter 2020
Cost of sales	$13
Selling, general and administrative expenses	37
Research, development and related expenses	8
Total operating income impact	$58

The business segment operating income impact of these restructuring charges are summarized by business segment as follows:

	Second Quarter 2020
(Millions)	Employee-Related	Asset-Related	Total
Safety and Industrial	$7	$—	$7
Transportation and Electronics	11	—	11
Health Care	12	—	12
Consumer	5	—	5
Corporate and Unallocated	—	23	23
Total Operating Expense	$35	$23	$58

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter of 2020	$35	$23	$58
Non-cash changes	—	(23)	(23)
Adjustments	(9)	—	(9)
Accrued restructuring action balances as of September 30, 2020	$26	$—	$26

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

Restructuring action activity from 2019, which includes both second and fourth quarter actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2019	$140
Cash Payments	(25)
Adjustments	(55)
Accrued restructuring action balances as of September 30, 2020	$60

Adjustments in the table above reflect changes in estimates from factors such as additional natural attrition and redeployment as COVID-19 delayed the start of plan execution and update of costs associated with the mix of impacted roles. Remaining activities related to this restructuring are expected to be completed largely through early 2021.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2020	2019	2020	2019
Interest expense	$128	$109	$388	$324
Interest income	(5)	(26)	(24)	(64)
Pension and postretirement net periodic benefit cost (benefit)	(19)	(38)	(53)	(73)
Loss on deconsolidation of Venezuelan subsidiary	—	—	—	162
Total	$104	$45	$311	$349

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

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.47 and $1.44 per share for the first, second, and third quarters 2020 and 2019, respectively, or $4.41 and $4.32 per share for the first nine months of 2020 and 2019, respectively.

Consolidated Changes in Equity

Three months ended September 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2020	$10,915	$6,083	$42,759	$(29,699)	$(8,286)	$58

Net income	1,417		1,413			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	271				270	1
Defined benefit pension and post-retirement plans adjustment	127				127	—
Cash flow hedging instruments	(71)				(71)	—
Total other comprehensive income (loss), net of tax	327
Dividends declared	(847)		(847)
Stock-based compensation	42	42
Reacquired stock	(1)			(1)
Issuances pursuant to stock option and benefit plans	90		(40)	130
Balance at September 30, 2020	$11,943	$6,125	$43,285	$(29,570)	$(7,960)	$63

Nine months ended September 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2019	$10,126	$5,916	$42,135	$(29,849)	$(8,139)	$63

Net income	3,998		3,995			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(67)				(65)	(2)
Defined benefit pension and post-retirement plans adjustment	304				304	—
Cash flow hedging instruments	(60)				(60)	—
Total other comprehensive income (loss), net of tax	177
Dividends declared	(2,540)		(2,540)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	209	209
Reacquired stock	(357)			(357)
Issuances pursuant to stock option and benefit plans	331		(305)	636
Balance at September 30, 2020	$11,943	$6,125	$43,285	$(29,570)	$(7,960)	$63

Three months ended September 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at June 30, 2019	$10,142	$5,821	$41,362	$(29,828)	$(7,272)	$59

Net income	1,588		1,583			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(202)				(200)	(2)
Defined benefit pension and post-retirement plans adjustment	76				76	—
Cash flow hedging instruments	8				8	—
Total other comprehensive income (loss), net of tax	(118)
Dividends declared	(828)		(828)
Stock-based compensation	49	49
Reacquired stock	(141)			(141)
Issuances pursuant to stock option and benefit plans	72		(32)	104
Balance at September 30, 2019	$10,764	$5,870	$42,085	$(29,865)	$(7,388)	$62

Nine months ended September 30, 2019

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02*	—		853		(853)
Impact of adoption of ASU No. 2016-02*	14		14
Net income	3,612		3,601			11
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(2)				(1)	(1)
Defined benefit pension and post-retirement plans adjustment	356				356	—
Cash flow hedging instruments	(24)				(24)	—
Total other comprehensive income (loss), net of tax	330
Dividends declared	(2,488)		(2,488)
Stock-based compensation	218	218
Reacquired stock	(1,211)			(1,211)
Issuances pursuant to stock option and benefit plans	441		(531)	972
Balance at September 30, 2019	$10,764	$5,870	$42,085	$(29,865)	$(7,388)	$62

*See Note 1 in 3M’s 2019 Annual Report on Form 10-K.

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended September 30, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2020, net of tax:	$(2,234)	$(6,032)	$(20)	$(8,286)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	237	—	(72)	165
Amounts reclassified out	—	163	(21)	142
Total other comprehensive income (loss), before tax	237	163	(93)	307
Tax effect	33	(36)	22	19
Total other comprehensive income (loss), net of tax	270	127	(71)	326
Balance at September 30, 2020, net of tax:	$(1,964)	$(5,905)	$(91)	$(7,960)

Nine months ended September 30, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,209)	$(31)	$(8,139)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(98)	(80)	(10)	(188)
Amounts reclassified out	—	489	(68)	421
Total other comprehensive income (loss), before tax	(98)	409	(78)	233
Tax effect	33	(105)	18	(54)
Total other comprehensive income (loss), net of tax	(65)	304	(60)	179
Balance at September 30, 2020, net of tax:	$(1,964)	$(5,905)	$(91)	$(7,960)

Three months ended September 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at June 30, 2019, net of tax:	$(1,912)	$(5,369)	$9	$(7,272)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(149)	—	31	(118)
Amounts reclassified out	—	101	(21)	80
Total other comprehensive income (loss), before tax	(149)	101	10	(38)
Tax effect	(51)	(25)	(2)	(78)
Total other comprehensive income (loss), net of tax	(200)	76	8	(116)
Balance at September 30, 2019, net of tax:	$(2,112)	$(5,293)	$17	$(7,388)

Nine months ended September 30, 2019

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02*	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(86)	153	14	81
Amounts reclassified out	142	310	(48)	404
Total other comprehensive income (loss), before tax	56	463	(34)	485
Tax effect	(57)	(107)	10	(154)
Total other comprehensive income (loss), net of tax	(1)	356	(24)	331
Balance at September 30, 2019, net of tax	$(2,112)	$(5,293)	$17	$(7,388)

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

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended September 30,		Nine months ended September 30,		Location on Income
(Millions)	2020	2019	2020	2019	Statement
Cumulative translation adjustment
Deconsolidation of Venezuelan subsidiary	$—	$—	$—	$(142)	Other income (expense), net
Total before tax	—	—	—	(142)
Tax effect	—	—	—	—	Provision for income taxes
Net of tax	$—	$—	$—	$(142)

Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$—	$(2)	$—	See Note 11
Prior service benefit	15	18	46	50	See Note 11
Net actuarial loss	(176)	(119)	(530)	(358)	See Note 11
Curtailments/Settlements	(1)	—	(3)	—	See Note 11
Deconsolidation of Venezuelan subsidiary	—	—	—	(2)	Other income (expense), net
Total before tax	(163)	(101)	(489)	(310)
Tax effect	36	25	118	70	Provision for income taxes
Net of tax	$(127)	$(76)	$(371)	$(240)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$23	$22	$74	$50	Cost of sales
Interest rate contracts	(2)	(1)	(6)	(2)	Interest expense
Total before tax	21	21	68	48
Tax effect	(5)	(4)	(16)	(9)	Provision for income taxes
Net of tax	$16	$17	$52	$39
Total reclassifications for the period, net of tax	$(111)	$(59)	$(319)	$(343)

NOTE 8. Income Taxes

The Company is under IRS examination or appeals for the tax years 2017 through 2018. The IRS has completed its field examination of the U.S. federal income tax returns for all years for 2005 through 2016, but the years have not closed as the Company is in the process of resolving issues identified during those examinations. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of September 30, 2020, no taxing authority has proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2020 and December 31, 2019 are $1,155 million and $1,178 million, respectively. The change in unrecognized tax benefits during 2020 includes a $52 million decrease associated with the tax treatment of the 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit.

As of September 30, 2020 and December 31, 2019, the Company had valuation allowances of $124 million and $158 million on its deferred tax assets, respectively.

The effective tax rate for the third quarter of 2020 was 21.4 percent, compared to 19.3 percent in the third quarter of 2019, an increase of 2.1 percentage points. The primary factor contributing to the increase was nonrepeating 2019 favorable adjustments related to international tax provisions of U.S. tax reform.

The effective tax rate for the first nine months of 2020 was 20.0 percent, compared to 19.7 percent in the first nine months of 2019, largely consistent year-on-year.

The Company previously disclosed as of December 31, 2019 that approximately $14 billion of the undistributed earnings of its foreign subsidiaries were considered indefinitely reinvested. During the third quarter of 2020, 3M determined that approximately $5 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $9 billion of undistributed earnings from non-U.S. subsidiaries as of September 30, 2020 which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

In March 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the globe, the United States Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. The enactment period impacts to 3M were immaterial to income tax expense.

NOTE 9. Marketable Securities and Held-to-Maturity Debt Securities

The following is a summary of the types of investments and amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2020	December 31, 2019
Corporate debt securities	$7	$—
Commercial paper	233	85
Certificates of deposit/time deposits	47	10
U.S. treasury securities	150	—
U.S. municipal securities	3	3
Current marketable securities	$440	$98

U.S. municipal securities	$34	$43
Non-current marketable securities	$34	$43

Total marketable securities	$474	$141

At September 30, 2020 and December 31, 2019, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at September 30, 2020 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2020
Due in one year or less	$440
Due after one year through five years	14
Due after five years through ten years	20
Total marketable securities	$474

Held-to-Maturity Debt Securities

In connection with the in-substance debt defeasance of the Third Lien Notes described in Note 10, the Company purchased a $0.5 billion U.S. Treasury security in the fourth quarter of 2019 and transferred it to a trust with irrevocable instructions to use the proceeds from its maturity to satisfy the redemption of the Third Lien Notes that occurred in May 2020. This debt security was considered held-to-maturity due to the restrictions in satisfying and discharging the Third Lien Notes, was carried at amortized cost, and was reflected in other current assets on the Company’s consolidated balance sheet. Upon the maturity of the debt security in May 2020, the Company has no held-to-maturity debt securities.

NOTE 10. Long-Term Debt and Short-Term Borrowings

In March 2020, 3M issued $1.75 billion aggregate principal amount of fixed rate registered notes. These were comprised of $500 million of 5-year notes due 2025 with a coupon rate of 2.65%, $600 million of 10-year notes due 2030 with a coupon rate of 3.05%, and $650 million of 30-year notes due 2050 with a coupon rate of 3.70%.

As of September 30, 2020, the Company had no commercial paper outstanding, compared to $150 million in commercial paper outstanding as of December 31, 2019.

In July 2020, 3M extended a credit facility initially expiring in July 2020 to August 2021 in the amount of 80 billion Japanese yen. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. During the third quarter of 2020, the Company paid the outstanding balances and closed these credit facilities.

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

In May 2020, 3M repaid the aggregate $445 million principal amount of Third Lien Notes subject to the in-substance defeasance above and repaid 650 million euros aggregate principal amount of floating-rate medium-term notes that matured. In August 2020, 3M repaid $500 million aggregate principal amount of floating rate medium-term notes that matured.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2020. The maturities of long-term debt for the periods subsequent to September 30, 2020 are as follows (in millions):

Remainder of						After
2020	2021	2022	2023	2024	2025	2025	Total
$149	$1,710	$1,629	$1,842	$1,101	$1,789	$11,362	$19,582

NOTE 11. Pension and Postretirement Benefit Plans

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2020 and 2019 follow:

Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Net periodic benefit cost (benefit)
Operating expense
Service cost	$66	$63	$39	$32	$11	$10
Non-operating expense
Interest cost	$124	$155	$31	$40	$16	$20
Expected return on plan assets	(255)	(260)	(77)	(75)	(20)	(20)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(6)	(6)	(1)	(3)	(8)	(9)
Amortization of net actuarial loss	134	91	30	20	12	8
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	—
Total non-operating expense (benefit)	(3)	(20)	(16)	(18)	1	(1)
Total net periodic benefit cost (benefit)	$63	$43	$23	$14	$12	$9

	Nine months ended September 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Net periodic benefit cost (benefit)
Operating expense
Service cost	$197	$188	$115	$98	$33	$32
Non-operating expense
Interest cost	$374	$466	$95	$118	$48	$62
Expected return on plan assets	(765)	(780)	(231)	(225)	(60)	(61)
Amortization of transition asset	—	—	2	—	—	—
Amortization of prior service benefit	(18)	(18)	(4)	(9)	(24)	(23)
Amortization of net actuarial loss	402	274	92	59	36	25
Settlements, curtailments, special termination benefits and other	—	35	—	1	3	—
Total non-operating expense (benefit)	(7)	(23)	(46)	(56)	3	3
Total net periodic benefit cost (benefit)	$190	$165	$69	$42	$36	$35

For the nine months ended September 30, 2020 contributions totaling $119 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2020, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2020. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

As of September 30, 2020, the Company had a balance of $91 million after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $109 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of September 30, 2020, 3M expects to reclassify approximately $7 million, $3 million, and $4 million of the after-tax net unrealized cash flow hedging gains to earnings over the next 12 months, over the remainder of 2020, and in 2021, respectively, in addition to reclassifying approximately $98 million of the after-tax net unrealized cash flow hedging losses to earnings after 2021 (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Three months ended September 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$(72)	Cost of sales	$23
Interest rate contracts	—	Interest expense	(2)
Total	$(72)		$21

Nine months ended September 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$(8)	Cost of sales	$74
Interest rate contracts	(2)	Interest expense	(6)
Total	$(10)		$68

Three months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$105	Cost of sales	$22
Interest rate contracts	(74)	Interest expense	(1)
Total	$31		$21

Nine months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$137	Cost of sales	$50
Interest rate contracts	(123)	Interest expense	(2)
Total	$14		$48

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

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three and nine months ended September 30, 2020.

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Short-term borrowings and current portion of long-term debt	$205	$499	$5	$—
Long-term debt	581	775	13	22
Total	$786	$1,274	$18	$22

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

At September 30, 2020, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 50 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2021 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount of Gain (Loss) Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Three months ended September 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(154)	Cost of sales	$—
Foreign currency forward contracts	(3)	Cost of sales	—
Total	$(157)		$—

Nine months ended September 30, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(150)	Cost of sales	$—
Foreign currency forward contracts	2	Cost of sales	5
Total	$(148)		$5

Three months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$177	Cost of sales	$—
Foreign currency forward contracts	38	Cost of sales	6
Total	$215		$6

Nine months ended September 30, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$205	Cost of sales	$—
Foreign currency forward contracts	43	Cost of sales	18
Total	$248		$18

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$1	Cost of sales	$3
Foreign currency forward contracts	Interest expense	29	Interest expense	2
Total		$30		$5

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Gain (Loss) on Derivative Recognized in		Gain (Loss) on Derivative Recognized in
	Income		Income
(Millions)	Location	Amount	Location	Amount
Foreign currency forward/option contracts	Cost of sales	$6	Cost of sales	$4
Foreign currency forward contracts	Interest expense	(8)	Interest expense	(26)
Total		$(2)		$(22)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended September 30, 2020		Nine months ended September 30, 2020
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,303	$104	$12,217	$311

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$23	$—	$74	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	(6)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$3	$—	$3
Derivatives designated as hedging instruments	—	(3)	—	(3)

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended September 30, 2019		Nine months ended September 30, 2019
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,188	$45	$12,811	$349

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$22	$—	$50	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(1)	—	(2)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$1	$—	$(11)
Derivatives designated as hedging instruments	—	(1)	—	11

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
September 30, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,675	Other current assets	$40	Other current liabilities	$24
Foreign currency forward/option contracts	722	Other assets	23	Other liabilities	7
Interest rate contracts	200	Other current assets	5	Other current liabilities	—
Interest rate contracts	403	Other assets	8	Other liabilities	—
Total derivatives designated as hedging instruments			$76		$31

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,697	Other current assets	$19	Other current liabilities	$15
Total derivatives not designated as hedging instruments			$19		$15

Total derivative instruments			$95		$46

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2019 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,995	Other current assets	$64	Other current liabilities	$9
Foreign currency forward/option contracts	1,041	Other assets	50	Other liabilities	3
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	17	Other liabilities	—
Total derivatives designated as hedging instruments			$131		$12

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,684	Other current assets	$11	Other current liabilities	$8
Total derivatives not designated as hedging instruments			$11		$8

Total derivative instruments			$142		$20

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, commodity price swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2020, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting	Cash
	Consolidated	Recognized	Collateral	Net Amount of
September 30, 2020 (Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$95	$27	$—	$68
Derivatives not subject to master netting agreements	—			—
Total	$95			$68

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$142	$14	$—	$128
Derivatives not subject to master netting agreements	—			—
Total	$142			$128

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
September 30, 2020 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$46	$27	$—	$19
Derivatives not subject to master netting agreements	—			—
Total	$46			$19

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$20	$14	$—	$6
Derivatives not subject to master netting agreements	—			—
Total	$20			$6

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $15 million and $4 million for the three and nine months ended September 30, 2020, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	September 30, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	233	—	233	—
Certificates of deposit/time deposits	47	—	47	—
U.S. treasury securities	150	150	—	—
U.S. municipal securities	37	—	—	37
Investments	5	5	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	82	—	82	—
Interest rate contracts	13	—	13	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	46	—	46	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$85	$—	$85	$—
Certificates of deposit/time deposits	10	—	10	—
U.S. municipal securities	46	—	—	46
Investments	25	25	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	125	—	125	—
Interest rate contracts	17	—	17	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	20	—	20	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the first quarter of 2020. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended September 30, 2020 in addition to the three and nine months ended September 30, 2019.

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

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$18,429	$20,794	$17,518	$18,475

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at September 30, 2020 and December 31, 2019 due to lower interest rates compared to issuance levels.

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

Respirator Mask/Asbestos Litigation

As of September 30, 2020, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 1,884 individual claimants, compared to approximately 1,727 individual claimants with actions pending on December 31, 2019.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim. In January 2020, the manufacturers filed a petition with the West Virginia Supreme Court, challenging the trial court’s rulings; that petition was heard in September 2020. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury may allocate to each defendant if the case were ultimately tried.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2020 for respirator mask/asbestos liabilities by $23 million. In the first nine months of 2020, the Company made payments for legal defense costs and settlements of $45 million related to the respirator mask/asbestos litigation. During the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia). As of September 30, 2020, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $586 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2020, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of September 30, 2020, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of September 30, 2020, the Company, through its Aearo subsidiary, had accruals of $20 million for product liabilities and defense costs related to current and future Aearo-related asbestos and silica-related claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.

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

The Company is continuing to make progress in its work, under the supervision of state regulators, to remediate historic disposal of PFAS-containing waste associated with manufacturing operations at its Decatur, Alabama; Cottage Grove, Minnesota; and Cordova, Illinois plants. As previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to remediate the presence of PFAS in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama associated with the historic (1978-1998) incorporation of wastewater treatment plant sludge. With ADEM’s agreement, 3M substantially completed installation of a multilayer cap on the former sludge incorporation areas. Further remediation activities, including certain on-site and off-site investigations and studies, will be conducted in accordance with the July 2020 Interim Consent Order described below in the “Other PFAS-related Matters” section.

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

EPA announced in its Spring 2020 Regulatory Agenda, released in June 2020, that it intended to publish a notice of proposed rulemaking to designate PFOA and PFOS as hazardous substances under CERCLA in August 2020. EPA has not published this notice of proposed rulemaking.

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

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. In September 2019, 3M and several other parties filed a lawsuit in New Hampshire state court to enjoin PFAS regulations in New Hampshire. In November 2019, the court issued a preliminary injunction preventing the regulations from being enforced. In April 2020, the New Hampshire Supreme Court agreed to review several issues related to the preliminary injunctive order. In July 2020, the governor signed a bill passed by the New Hampshire legislature setting the same drinking water standards that had been enjoined by the court.

Vermont finalized drinking water standards for a combination of PFOA, PFOS and three other PFAS in March 2020. New Jersey finalized drinking water standards and designated PFOA and PFOS as hazardous substances in June 2020. New York established drinking water standards for PFOA and PFOS in July 2020. Michigan implemented final drinking water standards for certain PFAS, including PFOS and PFOA, in August 2020. Massachusetts published final regulations establishing a drinking water standard relating to six combined PFAS in October 2020. Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS in products such as food packaging, carpets and other products.

In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations.

The Company cannot predict what additional regulatory actions arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case through December 2020, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water (collectively, the “Water Utilities”). The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. The putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case) remain. The parties are in active discussions regarding a negotiated resolution, and the case is currently stayed.

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and

Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. This case has been stayed through December 2020, pending ongoing mediation between the parties in conjunction with the St. John case.

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

In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M is working with local and state entities as it conducts its investigation and will report the results and recommended remedial action, if any, to those entities and the public. 3M is also defending or has received notice of potential lawsuits in state and federal court brought by individual property owners who claim damages related to historical PFAS disposal at former area landfills near their properties. 3M has resolved for an immaterial amount some of the claims brought by property owners.

In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court, alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice and is working with 3M to further investigate the presence of chemicals in the area.

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

In connection with the above referenced settlement, the Minnesota Pollution Control Agency and the Department of Natural Resources, as co-trustees of the Fund, released in September 2020 a conceptual drinking water supply plan for the communities in the East Metro area, seeking public comment on three recommended options for utilizing the Fund.

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

New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In August 2019, the court stayed all proceedings in these actions pending a ruling on NJDEP’s motions to remand the cases to state court. In April 2020, the federal court denied the state’s motion to remand. In June 2020, the court entered a consent order lifting the stay and consolidating the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. The case is in early stages of litigation.

In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees. This case was removed to federal court and transferred to the AFFF MDL.

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. This suit remains in state court in early stages of litigation. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the court allowed the state to file an amended complaint.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit is proceeding in state court. In May 2020, the court denied the defendants’ motion to dismiss, but dismissed the state’s trespass claim as to property the state does not own. The parties are now engaged in discovery.

Michigan. In May 2019, the Michigan Attorney General issued a request for proposal seeking outside legal expertise in pursuing claims against manufacturers, distributors, and other parties related to PFAS. In January 2020, the Michigan Attorney General filed a lawsuit in state court against 3M, Dyneon, DuPont, Chemours and others seeking injunctive and equitable relief and damages for alleged injury to Michigan public natural resources and its residents relating to PFAS. The defendants filed motions to dismiss, and 3M’s motion was denied in August 2020. In August 2020, the Michigan Attorney General filed two lawsuits against numerous AFFF manufacturers and distributors, and suppliers of PFAS to AFFF manufacturers. 3M is named a defendant in one of the lawsuits, filed in federal court, and the case has been transferred to the AFFF MDL, where it remains in early stages of litigation.

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

In addition to the above state attorneys general actions, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests relating to PFAS matters and exploring potential resolution of some of the matters raised.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of September 30, 2020, 784 lawsuits (including 26 putative class actions) have been filed against 3M (along with other defendants) in various state and federal courts where current or former airports, military bases, or fire training facilities are or were located. As previously noted, some of these cases have been brought by state or territory attorneys general. In most of these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for alleged injuries such as loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, personal injury and/or funds for medical monitoring. 278 cases filed since October 2019 have been brought by current or former firefighters who claim to have suffered personal injury as a result of exposure to AFFF while using the product. The United States, the U.S. Department of Defense and several companies have been sued along with 3M, including but not limited to Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, Chemours, DuPont, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Additional AFFF cases continue to be transferred into the MDL as they are filed or removed to federal court. As of September 30, 2020, there were 783 cases in the MDL, 770 of which name 3M as a defendant. The parties in the MDL are currently in the process of conducting discovery.

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

Two subsidiaries of Husky Energy filed suit in April 2020 against 3M and other AFFF manufacturers in Wisconsin state court relating to alleged PFAS contamination from AFFF use at Husky facilities in Superior, Wisconsin and Lima, Ohio. The parties have entered into a tolling agreement deferring further action on the plaintiffs’ claims. The plaintiffs filed a notice of dismissal without prejudice in September 2020.

As of September 30, 2020, the Company was named in nine other AFFF lawsuits filed by plaintiffs in state courts against the Company and other defendants, including three cases in which the Company was served (one in each of Arizona, California and Missouri).

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

In New York, 3M is defending 41 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). The plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. The plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. The plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs. 3M has answered the complaints in these cases, which are now proceeding through discovery. The plaintiffs in the putative class action have moved for class certification. 3M is also defending eight additional cases in New York filed by Nassau County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that 3M, DuPont, and additional unnamed defendants are responsible for the contamination of plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. These cases are in the preliminary stages of litigation.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine) and other defendants. The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In addition to the consolidated federal court putative class action, as of September 30, 2020, 3M has been named as a defendant in approximately 270 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Four of these cases were selected for bellwether trials in 2020. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The parties settled the first bellwether case in early 2020. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case, and the plaintiffs have appealed the decision to the state appellate court. The court has since allowed the addition of another bellwether case. The first of the three bellwether trials is scheduled to begin in March 2021. The parties have engaged in mediation discussions in both the putative class action and the state court mass action cases.

Wolverine also filed a third-party complaint against 3M in a suit by the State of Michigan and intervenor townships that seeks to compel Wolverine to investigate and address contamination associated with its historic disposal activity. 3M filed an answer and counterclaims to Wolverine’s third-party complaint in June 2019. In September and October 2019, the parties (including 3M as third-

party defendant) engaged in mediation. In December 2019, the State of Michigan, the intervening townships, and Wolverine announced that they had tentatively resolved the State and townships’ claims against Wolverine in exchange for a $70 million payment and certain future remediation measures by Wolverine. In February 2020, the court approved a Consent Decree that memorializes Wolverine’s ongoing remediation obligations and the State’s and intervening townships’ covenants not to bring further lawsuits as to the remediated area. 3M has been formally designated as a “Contributing Party,” and as such, the State’s and townships’ covenants will also apply to 3M. In February 2020, 3M and Wolverine executed an agreement to resolve the legal claims between the two companies. Pursuant to the agreement, 3M made a one-time financial contribution of $55 million in March 2020 to support Wolverine’s past and ongoing efforts to address PFAS remediation under Wolverine’s Consent Decree with the State and the townships. This amount was part of 3M’s charge taken in the fourth quarter of 2019 as discussed below in the “Environmental Liabilities and Insurance Receivables” section.

3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water is contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants have moved to dismiss certain claims in the complaint, and the parties have begun discovery on the remaining claims. As a result of discussions among Georgia-Pacific, 3M and municipalities near Parchment, Georgia-Pacific and 3M have agreed to contribute to a fund of approximately $5 million to provide expanded municipal water service in the area.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending four state court cases, including three brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. One state court case was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court where it remains in the early stages of litigation.

In California, 3M and other defendants are defending an action brought in federal court by Golden State Water Company, alleging PFAS contamination of certain wells located in its water systems. The case is in early stages of litigation.

In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint.

In New Jersey, 3M is a co-defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and the case is currently in discovery. In addition, 3M, together with several co-defendants, is defending a case brought in state court by multiple individuals with private drinking water wells near DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. Plaintiffs seek medical monitoring and damages. This case has been removed to federal court, and 3M has filed a motion to dismiss. 3M and other defendants are also defending two federal court cases brought by individuals who live near the DuPont and Solvay facilities, alleging personal injury caused by PFAS exposure. Those cases are in early stages of litigation. In September 2020, a federal court case was filed against 3M and other defendants on behalf of the Borough of Hopatcong, alleging general PFAS contamination of its public water supply.

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

In West Virginia, 3M and other defendants are defending a state court action brought by Weirton Area Water Board that alleges PFAS contamination of local water supplies. This case has been removed to federal court, where 3M has moved to dismiss the case, which remains in early stages of litigation.

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

In addition, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility.

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

Separately, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its Resource Conservation and Recovery Act (RCRA) permit for its Cottage Grove incinerator. In July 2020, the Company received an information request from MPCA related to the June 2020 disclosure, to which the Company responded in September 2020. The Company continues to work with the MPCA to address WAP/FAP implementation issues disclosed in June 2020.

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

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the nine months ended September 30, 2020, the Company increased its accrual for PFAS-related other environmental liabilities by $41 million and made related payments of $111 million. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota; Alabama; Gendorf Germany; and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) in the first quarter of 2019. During the fourth quarter of 2019, 3M updated its evaluation of certain customer-related litigation based on continued, productive settlement discussions with multiple parties. As previously disclosed, 3M has been engaged in mediation and resolution negotiations in multiple cases. In addition, during the fourth quarter, the Company updated its assessment of environmental matters and litigation related to its historical PFAS manufacturing operations and expanded its evaluation of other 3M sites that may have used certain PFAS-containing materials and locations at which they were disposed. As a result of these actions during the fourth quarter the Company recorded a pre-tax charge of $214 million. As of September 30, 2020, the Company had recorded liabilities of $375 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of September 30, 2020, the Company had recorded liabilities of $23 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of September 30, 2020, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation

As of September 30, 2020, the Company was a named defendant in 22 lawsuits in the United States involving 25 plaintiffs and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

Among the 22 remaining lawsuits in the United States, 19 are in the MDL court and three are in state court. The MDL court declined to remand one case to Oklahoma state court and has stayed all 19 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit. The Texas state court has stayed the entire case while the appeal is pending.

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

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As of September 30, 2020, the Company is a named defendant in approximately 3,000 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 12,000 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, based on the current record, the court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. The first bellwether case is scheduled for April 2021. No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

Securities Litigation

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and current CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS, and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section

20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, the defendants filed a motion to transfer venue to the U.S. District Court for the District of Minnesota. In August 2020, the court denied the motion to transfer venue, and in September 2020, the defendants filed a petition for writ of mandamus to the U.S. Court of Appeals for the Third Circuit. The suit is in the early stages of litigation.

In October 2019, a follow-on derivative lawsuit was filed in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. In November and December 2019, two additional derivative lawsuits were filed in a Minnesota state court. The derivative lawsuits rely on similar factual allegations as the putative securities class action discussed above. The plaintiffs have agreed to stay these cases pending a ruling on a motion to dismiss the securities class action. In October 2020, the derivative action pending in the U.S. District Court for the District of New Jersey was dismissed, without prejudice, for failure to serve the complaint within the required time period.

In August 2020, an individual shareholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit also relies on similar factual allegations as the putative securities class action discussed above.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. The district court has ordered a stay of the proceedings pending a further status conference in November 2020. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending.

For the matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition.

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

NOTE 15. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, progressive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of September 30, 2020, the remaining shares available for grant under the LTIP Program are 16 million.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2020 and 2019.

Stock-Based Compensation Expense

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2020	2019	2020	2019
Cost of sales	$9	$8	$41	$39
Selling, general and administrative expenses	30	33	138	151
Research, development and related expenses	5	7	37	40
Stock-based compensation expenses	$44	$48	$216	$230
Income tax benefits	(13)	(12)	(67)	(120)
Stock-based compensation expenses (benefits), net of tax	$31	$36	$149	$110

Stock Option Program

The following table summarizes stock option activity during the nine months ended September 30, 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	33,675	$151.15
Granted:
Annual	4,741	157.26
Other	36	155.43
Exercised	(2,132)	91.51
Forfeited	(250)	179.87
September 30	36,070	$155.28	65	$643
Options exercisable
September 30	28,189	$148.59	54	$629

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2020, there was $71 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months. The total intrinsic values of stock options exercised were $160 million and $368 million during the nine months ended September 30, 2020 and 2019, respectively. Cash received from options exercised was $193 million and $304 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $34 million and $77 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,573	$201.11
Granted
Annual	733	157.29
Other	41	158.91
Vested	(560)	176.21
Forfeited	(52)	198.48
As of September 30	1,735	$189.72

As of September 30, 2020, there was $96 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2020 and 2019 was $89 million and $136 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $17 million and $26 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes performance share activity during the nine months ended September 30, 2020:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	444	$205.58
Granted	203	153.16
Distributed	(206)	190.84
Performance change	25	166.49
Forfeited	(43)	172.92
As of September 30	423	$188.61

As of September 30, 2020, there was $24 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 20 months. The total fair value of performance shares that were distributed were $35 million and $45 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $7 million and $9 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Additional actions impacting product line alignments

●	The remaining retail auto care product lines formerly in the Automotive Aftermarket Division (within the Safety and Industrial business segment), were realigned to the Construction and Home Improvement Division (within the Consumer business segment). This change resulted in a decrease of previously reported net sales and operating income for total year 2019 of $35 million and $11 million, respectively, in the Safety and Industrial business segment, offset by a corresponding increase in net sales and operating income within the Consumer business segment.
●	In addition, certain product lines were realigned within business segments. The transdermal drug delivery components business, formerly included in the Drug Delivery Systems Division, was realigned to the Medical Solutions Division (both of which are within the Health Care business segment) and the paint protection film business, formerly included in the Automotive and Aerospace Division, was realigned to the Commercial Solutions Division (both of which are within the Transportation and Electronics business segment).

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Nine months ended
	September 30,		September 30,
Net Sales (Millions)	2020	2019	2020	2019
Safety and Industrial	$3,024	$2,829	$8,627	$8,729
Transportation and Electronics	2,314	2,500	6,489	7,305
Health Care	2,160	1,721	6,088	5,290
Consumer	1,417	1,342	3,911	3,862
Corporate and Unallocated	—	28	(1)	98
Elimination of Dual Credit	(565)	(429)	(1,513)	(1,259)
Total Company	$8,350	$7,991	$23,601	$24,025

Operating Performance (Millions)
Safety and Industrial	$823	$647	$2,185	$1,931
Transportation and Electronics	552	637	1,416	1,747
Health Care	508	459	1,270	1,401
Consumer	358	313	914	821
Elimination of Dual Credit	(145)	(111)	(384)	(308)
Total business segment operating income	$2,096	$1,945	$5,401	$5,592
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	—	—	(17)	(548)
Gain/(loss) on sale of businesses	—	106	389	114
Divestiture-related restructuring actions	—	—	(55)	—
Other corporate expense - net	(187)	(40)	(406)	(309)
Total Corporate and Unallocated	(187)	66	(89)	(743)
Total Company operating income	$1,909	$2,011	$5,312	$4,849

Other expense/(income), net	$104	$45	$311	$349
Income before income taxes	$1,805	$1,966	$5,001	$4,500

Corporate and Unallocated

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments and is disclosed as “other corporate expense-net”. Additionally, Corporate and Unallocated includes special items such as significant litigation-related charges/benefits, gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring costs (see Note 5). Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019 and the acquirer of the former drug delivery business following its 2020 divestiture. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of people who work in its plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. As this situation continues, 3M is also closely monitoring and responding to potential impacts to the Company’s broader supply chain associated with other products. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Furthermore, COVID-19 has impacted the broader economies of affected countries, including negatively impacting economic growth.The Company has taken steps to help employees lead safe and productive lives during the outbreak including remote working; escalated procedures in factories related to personal safety, cleaning and medical screening measures; and pandemic leave policies. 3M is closely monitoring how the spread of COVID-19 is affecting employees and business operations and has developed preparedness plans to help protect the safety of employees around the world while safely continuing business. While nearly all of our manufacturing locations and distribution centers are fully or partially operational, the Company implemented plant and/or line shutdowns during 2020 related to certain markets due to weaker customer demand or government mandates. Some of the above factors have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers. Serving 3M customers is a priority and teams continue to communicate with individual customers about potential disruptions.

3M’s total sales increased 4.5% and decreased 1.8% year-on-year in the third quarter and first nine months of 2020, respectively. Organic local-currency sales increased 0.9% and decreased 4.1% year-on-year in the third quarter and first nine months of 2020, respectively. Given the diversity of 3M’s businesses, the impact of COVID-19 varied across the Company in the third quarter and first nine months of 2020. 3M experienced strong sales growth in personal safety, as well as in other areas such as home improvement, general cleaning, semiconductor, data center, and biopharma filtration. COVID-related respirator sales are estimated to have impacted year-on-year organic local-currency sales growth by approximately 3 percent and 2 percent for the third quarter and first nine months of 2020, respectively. At the same time, weakness in several end markets, while improving, contributed in part to sales declines in a number of 3M’s businesses with the biggest year-on-year first nine months total sales decreases in oral care (down 25 percent), automotive and aerospace (down 23 percent), advanced materials (down 20 percent), commercial solutions (down 17 percent), stationery and office (down 15 percent), automotive aftermarket (down 13 percent), and businesses aligned to general industrial applications such as abrasives (down 19 percent) and industrial adhesives and tapes (down 8 percent).

3M’s operating income margins decreased 2.3 and increased 2.3 percentage points year-on-year in the third quarter and first nine months of 2020, respectively. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins decreased 0.9 and 0.8 percentage points to 22.9 percent and 21.2 percent, respectively, for the third quarter and first nine months of 2020 when compared the same periods in 2019. Various COVID-19 implications contributed in part to these decreases.

Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also impacted its operating income for the third quarter and first nine months of 2020:

Factors contributing to charges:

●	Period expenses of unabsorbed manufacturing costs and increased expected credit losses on customer receivables.
●	Restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact resulting in a second quarter 2020 charge of $58 million (as further discussed in Note 5).
●	Committed financial support to various COVID-relief and medical research initiatives.
●	Charge of $22 million related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames in the first quarter of 2020. 3M continues to regularly consider if COVID-19 and other related market implications could indicate it is more likely than not the carrying amount of various applicable assets may be impaired and assess whether certain investments without readily determinable fair values may have been impacted.

Factors providing benefits or other impacts:

●	Decreased discretionary spending in areas such as travel, professional services, and advertising/merchandising as well as cost reduction efforts, hiring freezes, and maintaining only essential contract workers. 3M plans to monitor discretionary spending and cost control efforts as the situation continues.
●	Government-sponsored COVID-response stimulus and relief initiatives, including certain employment retention benefits under the Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States.
●	Lower self-insured medical visit/instance expense during the first nine months of 2020 as a result of lower expense in the second quarter of 2020 compared to the same period in 2019.
●	Instituted accelerated vacation usage policies which benefit the second quarter of 2020 year-on-year, but provide a penalty in comparison to prior year in the second half of 2020.

As previously disclosed, in light of circumstances, 3M took actions to ensure sources of cash may remain strong, including the March 2020 issuance of $1.75 billion of registered notes, suspension of share repurchases, and lowering its original $1.6 billion to $1.8 billion range of full year 2020 estimated capital spending which was further updated during the third quarter of 2020 to approximately $1.4 billion to $1.5 billion. While estimated capital spending decreased, it includes additional expansion of respirator production capacity. 3M continues to have access to its commercial paper program and undrawn committed credit facility. Refer to the Financial Condition and Liquidity section below for more information on the Company’s liquidity position.

The Company also continues to evaluate the extent to which it may avail itself of various government-sponsored COVID-response stimulus, relief, and production initiatives around the world, such as under the Defense Production Act (DPA) and CARES Act in the United States. During 2020, under the DPA, the U.S. government initiated certain agreements with 3M involving just over $200 million of anticipated funding of assets to expand capacity to supply N-95 respirators to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed.

Due to the speed with which the COVID-19 situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

Earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

	Three months ended	Nine months ended
(Earnings per diluted share)	September 30, 2020	September 30, 2020
Same period last year	$2.72	$6.15
Significant litigation-related charges/benefits	—	0.72
Loss on deconsolidation of Venezuelan subsidiary	—	0.28
Gain/loss on sale of businesses	(0.14)	(0.22)
Same period last year, excluding special items	$2.58	$6.93
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity and other	(0.08)	(0.31)
Acquisitions/divestitures	0.01	(0.11)
Foreign exchange impacts	—	(0.13)
Income tax rate	(0.08)	(0.07)
Shares of common stock outstanding	—	0.05
Current period, excluding special items	$2.43	$6.36
Significant litigation-related charges/benefits	—	0.07
Gain/loss on sale of businesses	—	0.52
Divestiture-related restructuring actions	—	(0.08)
Current period	$2.43	$6.87

For the third quarter of 2020, net income attributable to 3M was $1.413 billion, or $2.43 per diluted share compared to $1.583 billion or $2.72 per diluted share in the same period last year, a decrease of 10.7 percent on a per diluted share basis. For the first nine months of 2020 net income attributable to 3M was $3.995 billion, or $6.87 per diluted share compared to $3.601 billion or $6.15 per diluted share in the same period last year, an increase of 11.7 percent on a per diluted share basis.

The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis for the third quarter 2020, net income attributable to 3M was $1.413 billion, or $2.43 per diluted share versus $1.504 billion, or $2.58 per diluted share in the same period last year, which was a decrease of 5.8 percent on a per diluted share basis. On an adjusted basis for the first nine months of 2020, net income attributable to 3M was $3.699 billion, or $6.36 per diluted share versus $4.058 billion, or $6.93 per diluted share for the same period last year, which was a decrease of 8.2 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

●	Lower organic volume growth in the first nine months of 2020 as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section, decreased earnings per diluted share year-on-year. These net factors included cost saving actions taken in response to COVID-19 but also reflected second quarter 2020 charges for items such as restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact (further described in Note 5) along with certain related follow-on accelerated depreciation. Additional items that reduced earnings per diluted share year-on-year include net gains related to certain property sales in the third quarter of 2019. Partially offsetting this net decrease were benefits recognized in the first nine months of 2020 related to the restructuring and other actions taken in 2019 (and the adjustments thereto in 2020) in addition to continued cost management and productivity efforts.
●	On a combined basis, higher defined benefit pension and postretirement service cost increased expense year-on-year.
●	Interest expense (net of interest income) increased year-on-year for both the third quarter and first nine months of 2020, as a result of higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisitions of M*Modal (first quarter 2019), and Acelity (fourth quarter 2019). These items collectively increased earnings per diluted share by 2 cents for the third quarter of 2020 and decreased earnings per diluted share by 7 cents for the first nine months of 2020. The net impacts related to these acquisitions included income from operations, partially offset in the third quarter of 2020 and more than offset for the first nine months of 2020 by transaction and integration costs. Financing costs related to these acquisitions is also included.
●	Divestiture impacts include the lost operating income from divested businesses, which decreased earnings per diluted share by 1 cent and 4 cents for the third quarter and first nine months of 2020, respectively. This was primarily related to the divestiture of the Company’s drug delivery business.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) decreased pre-tax earnings year-on-year by approximately $8 million and $103 million, which had a minimal effect on diluted earnings per share for the third quarter of 2020 and 13 cents per diluted share for the first nine months of 2020, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	Certain items above reflect specific income tax rates associated with those items. Overall, the effective tax rate for the third quarter of 2020 was 21.4 percent, an increase of 2.1 percentage points versus 2019. The effective tax rate for the first nine months of 2020 was 20.0 percent, an increase of 0.3 percentage points versus 2019. Excluding the special items (as discussed below), the effective tax rate increased 2.4 percentage points and 0.8 percentage points year-on-year for the third quarter and first nine months of 2020, respectively.
●	The primary factor that increased the effective tax rate for the third quarter year-on-year was nonrepeating 2019 favorable adjustments related to international tax provisions of U.S. tax reform.
●	The effective tax rate for the first nine months of 2020 was largely consistent with that of 2019.

Shares of common stock outstanding:

●	Lower shares outstanding had minimal impact to earnings per diluted share for the third quarter of 2020 and increased earnings per share year-on-year by 5 cents per diluted share for the first nine months of 2020. Weighted-average diluted shares outstanding in the third quarter and first nine months of 2020 declined 0.1 percent and 0.7 percent year-on-year, respectively, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $366 million of its own stock in the first nine months of 2020, prior to 3M’s suspension of its stock repurchase program in late March 2020.

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

Significant litigation-related charges/benefits:

●	In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.
●	In the first quarter of 2019, 3M recorded significant litigation-related charges of $548 million ($424 million after tax) related to historical PFAS manufacturing operations and coal mine dust respirator mask lawsuits as further discussed in Note 14. These were reflected in cost of sales ($223 million) and selling, general and administrative expense ($325 million).

Loss on deconsolidation of Venezuelan subsidiary:

●	In the second quarter of 2019, 3M recorded a pre-tax charge of $162 million related to the deconsolidation of the Company’s Venezuelan subsidiary as further discussed in Note 1.

Gain/loss on sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. In the second quarter of 2020, 3M recorded a pre-tax gain of $387 million ($304 million after tax) related to the sale of its drug delivery business. Refer to Note 3 for further details.
●	In the first quarter of 2019, 3M recorded a gain related to the sale of certain oral care technology comprising a business in addition to reflecting an earnout on a previous divestiture, which together resulted in a net gain of $8 million ($7 million after tax). In the second quarter of 2019, as a result of a “held for sale” tax benefit related to the legal entities associated with the pending divestiture of the Company’s gas and flame detection business, 3M recorded an after tax gain of $43 million. In the third quarter of 2019, 3M recorded a gain related to the divestiture of the Company’s gas and flame detection business and an immaterial impact as a result of measuring a disposal group at the lower of its carrying amount or fair value less cost to sell, which in aggregate resulted in a pre-tax gain of $106 million ($79 million after tax).

Divestiture-related restructuring actions:

●	In the second quarter 2020, following the divestiture of substantially all of the drug delivery business (see Note 3) management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. As a result, 3M recorded a pre-tax charge of $55 million ($46 million after tax). Refer to Note 5 for further details.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Three months ended September 30, 2019 GAAP	$2,011	25.2%	$1,966	$378	19.3%	$1,583	$2.72
Adjustments for special items:
Gain/loss on sale of businesses	(106)		(106)	(27)		(79)	(0.14)
Three months ended September 30, 2019 adjusted amounts (non-GAAP measures)	$1,905	23.8%	$1,860	$351	19.0%	$1,504	$2.58

Three months ended September 30, 2020 GAAP	$1,909	22.9%	$1,805	$387	21.4%	$1,413	$2.43	(10.7)%
Adjustments for special items:
None
Three months ended September 30, 2020 adjusted amounts (non-GAAP measures)	$1,909	22.9%	$1,805	$387	21.4%	$1,413	$2.43	(5.8)%

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Nine months ended September 30, 2019 GAAP	$4,849	20.2%	$4,500	$888	19.7%	$3,601	$6.15
Adjustments for special items:
Significant litigation-related charges/benefits	548		548	124		424	0.72
Gain/loss on sale of businesses	(114)		(114)	15		(129)	(0.22)
Loss on deconsolidation of Venezuelan subsidiary	—		162	—		162	0.28
Nine months ended September 30, 2019 adjusted amounts (non-GAAP measures)	$5,283	22.0%	$5,096	$1,027	20.2%	$4,058	$6.93

Nine months ended September 30, 2020 GAAP	$5,312	22.5%	$5,001	$1,002	20.0%	$3,995	$6.87	11.7%
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.07)
Gain/loss on sale of businesses	(389)		(389)	(86)		(303)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Nine months ended September 30, 2020 adjusted amounts (non-GAAP measures)	$4,995	21.2%	$4,684	$981	21.0%	$3,699	$6.36	(8.2)%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three and nine months ended September 30, 2020 and 2019. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2020 versus 2019 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2020		2019		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$3,024	$823	$2,829	$647	6.9%	27.2%
Transportation and Electronics	2,314	552	2,500	637	(7.4)	(13.2)
Health Care	2,160	508	1,721	459	25.5	10.6
Consumer	1,417	358	1,342	313	5.6	14.7
Corporate and Unallocated	—	(187)	28	66	—	—
Elimination of Dual Credit	(565)	(145)	(429)	(111)	—	—
Total Company	$8,350	$1,909	$7,991	$2,011	4.5%	(5.1)%

	Nine months ended September 30,
	2020		2019		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$8,627	$2,185	$8,729	$1,931	(1.2)%	13.2%
Transportation and Electronics	6,489	1,416	7,305	1,747	(11.2)	(18.9)
Health Care	6,088	1,270	5,290	1,401	15.1	(9.4)
Consumer	3,911	914	3,862	821	1.3	11.4
Corporate and Unallocated	(1)	(89)	98	(743)	—	—
Elimination of Dual Credit	(1,513)	(384)	(1,259)	(308)	—	—
Total Company	$23,601	$5,312	$24,025	$4,849	(1.8)%	9.6%

	Three months ended September 30, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	6.9%	—%	(0.4)%	0.4%	6.9%
Transportation and Electronics	(7.1)	—	(1.2)	0.9	(7.4)
Health Care	8.1	23.4	(7.1)	1.1	25.5
Consumer	5.5	—	—	0.1	5.6
Total Company	0.9%	4.8%	(1.8)%	0.6%	4.5%

	Nine months ended September 30, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	0.9%	—%	(0.8)%	(1.3)%	(1.2)%
Transportation and Electronics	(9.8)	—	(1.0)	(0.4)	(11.2)
Health Care	(1.3)	20.9	(3.7)	(0.8)	15.1
Consumer	2.1	—	—	(0.8)	1.3
Total Company	(4.1)%	4.5%	(1.3)%	(0.9)%	(1.8)%

Sales by geographic area:

Percent change information compares the third quarter and first nine months of 2020 with the same period last year, unless otherwise indicated. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

	Three months ended September 30, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$4,347	$2,474	$1,528	$1	$8,350
% of worldwide sales	52.1%	29.6%	18.3%	—	100.0%
Components of net sales change:
Volume — organic	2.3%	(1.8)%	(1.8)%	—	0.3%
Price	1.1	(0.8)	1.5	—	0.6
Organic local-currency sales	3.4	(2.6)	(0.3)	—	0.9
Acquisitions	7.5	1.0	4.1	—	4.8
Divestitures	(1.8)	(0.6)	(4.0)	—	(1.8)
Translation	(1.4)	1.6	4.6	—	0.6
Total sales change	7.7%	(0.6)%	4.4%	—	4.5%

Total sales change:
Safety and Industrial	8.3%	0.1%	11.3%	—	6.9%
Transportation and Electronics	(14.6)%	(2.2)%	(12.7)%	—	(7.4)%
Health Care	37.3%	4.6%	15.4%	—	25.5%
Consumer	5.8%	1.6%	10.0%	—	5.6%

Organic local-currency sales change:
Safety and Industrial	10.5%	(1.6)%	7.7%	—	6.9%
Transportation and Electronics	(10.8)%	(2.7)%	(16.4)%	—	(7.1)%
Health Care	12.7%	(3.9)%	8.5%	—	8.1%
Consumer	6.9%	(0.6)%	4.8%	—	5.5%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 11 percent and organic-local currency sales increased 5 percent. Total sales in Mexico decreased 15 percent and organic local-currency sales decreased 13 percent. In Canada, total sales increased 4 percent as organic local-currency sales decreases of 1 percent were more than offset by acquisition-related sale growth. In Brazil, total sales decreased 14 percent while organic local-currency sales increased 12 percent, as organic sales growth was more than offset by foreign currency translation impacts.
●	In the Asia Pacific geographic area, China total sales increased 10 percent and organic local-currency sales increased 8 percent. In Japan, total sales decreased 10 percent and organic local-currency sales decreased 13 percent.

	Nine months ended September 30, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$12,122	$7,029	$4,450	$—	$23,601
% of worldwide sales	51.4%	29.8%	18.8%	—	100.0%
Components of net sales change:
Volume — organic	(3.8)%	(4.5)%	(6.7)%	—	(4.6)%
Price	0.9	(0.5)	1.1	—	0.5
Organic local-currency sales	(2.9)	(5.0)	(5.6)	—	(4.1)
Acquisitions	7.1	0.9	3.6	—	4.5
Divestitures	(1.5)	(0.2)	(2.7)	—	(1.3)
Translation	(1.4)	(0.5)	(0.2)	—	(0.9)
Total sales change	1.3%	(4.8)%	(4.9)%	—	(1.8)%

Total sales change:
Safety and Industrial	(0.5)%	(3.9)%	0.3%	—	(1.2)%
Transportation and Electronics	(18.1)%	(5.2)%	(18.0)%	—	(11.2)%
Health Care	26.6%	(2.7)%	4.3%	—	15.1%
Consumer	2.9%	(2.6)%	(2.6)%	—	1.3%

Organic local-currency sales change:
Safety and Industrial	1.8%	(2.7)%	3.0%	—	0.9%
Transportation and Electronics	(14.4)%	(4.7)%	(17.7)%	—	(9.8)%
Health Care	1.8%	(7.9)%	(2.4)%	—	(1.3)%
Consumer	4.0%	(2.4)%	(2.7)%	—	2.1%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 5 percent as organic-local currency sale decreases of 1 percent were more than offset by acquisition-related sales growth. Total sales in Mexico decreased 18 percent and organic local-currency sales decreased 16 percent. In Canada, total sales decreased 3 percent and organic local-currency sales decreased 6 percent. In Brazil, total sales decreased 20 percent while organic local-currency sales increased 2 percent, as organic sales growth was more than offset by foreign currency translation impacts.
●	In the Asia Pacific geographic area, China total sales decreased 1 percent and organic local-currency sales were flat. In Japan, total sales decreased 5 percent and organic local-currency sales decreased 8 percent.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales in the first nine months of 2020 compared to the same period last year, which was partially offset by the positive impact of the weakening dollar in the third quarter of 2020 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the third quarter and first nine months of 2020 compared to the same periods last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $5.598 billion of operating cash flows in the first nine months of 2020, an increase of $866 million when compared to the first nine months of 2019, with this increase primarily due to cost saving actions taken in response to COVID-19 and lower year-on-year significant litigation-related charges and the timing of associated payments. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2020, the Company purchased $366 million of its own stock, compared to $1.2 billion of stock purchases in the first nine months of 2019. As of September 30, 2020, approximately $7.8 billion remained available under the authorization. In the first quarter of 2020, the Company suspended its stock repurchase program in the face of uncertainty arising from the COVID-19 pandemic. In February 2020, 3M’s Board of Directors declared a first-quarter 2020 dividend of $1.47 per share, an increase of 2 percent. This marked the 62nd consecutive year of dividend increases for 3M. In May 2020, 3M’s Board of Directors declared a second-quarter dividend of $1.47 per share. In August 2020, 3M’s Board of Directors declared a third-quarter dividend of $1.47 per share.

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

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Nine months ended
	September 30,			September 30,
(Percent of net sales)	2020	2019	Change	2020	2019	Change
Cost of sales	51.5%	52.4%	(0.9)%	51.7%	53.3%	(1.6)%
Selling, general and administrative expenses	20.1	18.2	1.9	21.4	21.2	0.2
Research, development and related expenses	5.5	5.5	—	6.0	5.8	0.2
Gain on sale of businesses	—	(1.3)	1.3	(1.6)	(0.5)	(1.1)
Operating income margin	22.9%	25.2%	(2.3)%	22.5%	20.2%	2.3%

3M expects global defined benefit pension and postretirement service cost expense in 2020 to increase by approximately $34 million pre-tax when compared to 2019, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the third quarter and first nine months of 2020 was approximately $11 million and $27 million, respectively.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Following the divestiture of substantially all of the drug delivery business management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures). In addition, the Company approved and committed to certain restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impacts. These restructuring actions impacted cost of sales, SG&A, and R&D. 3M also reflected adjustments in 2020 related to restructuring initiated in 2019. See Note 5 for additional details.

Additionally, the Company’s operating expenses were impacted by factors described in the preceding Overview – Consideration of COVID-19 section above.

Cost of Sales:

Cost of sales includes manufacturing, engineering and freight costs.

Cost of sales, measured as a percent of sales, decreased in the third quarter and first nine months of 2020 when compared to the same periods last year. Decreases were related to lower significant litigation-related charges taken in the first quarter of 2020 compared to the same period in 2019, which were partially offset by COVID-related net impacts, including period expenses of unabsorbed manufacturing costs, in addition to higher restructuring action charges taken in the second quarter of 2020 versus the same period last year along with certain related follow-on accelerated depreciation. In addition, selling price increased net sales year-on-year by 0.6 percent in the third quarter and 0.5 percent in the first nine months of 2020, and lower raw material costs reduced cost of sales as a percentage of sales.

Selling, General and Administrative Expenses:

SG&A, as a percent of sales, increased in the third quarter and first nine months of 2020 when compared to the same periods last year. SG&A was affected by the COVID-19 pandemic’s impact on overall sales and as a result yielded higher costs as a percent of sales. SG&A was also impacted by increased spending year-on-year related to Acelity, which was acquired in the fourth quarter of 2019. Partially offsetting these were cost saving actions taken in response to COVID-19, in addition to lower year-on-year second quarter impact related to restructuring action charges and benefits from prior year restructuring (and adjustments thereto in 2020). Additional factors that decreased SG&A in the first nine months of 2020 also include lower year-on-year impact related to significant litigation-related charges.

Research, Development and Related Expenses:

R&D in dollars increased $18 million and $32 million in the third quarter and first nine months of 2020, respectively, when compared to the same period last year. R&D, measured as a percent of sales, was flat for the third quarter and and increased for the first nine months of 2020, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. The increase is primarily driven by additional R&D spending related to the Company’s acquisition of Acelity.

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

During the first quarter of 2019, the Company sold certain oral care technology comprising a business and reflected an earnout on a previous divestiture resulting in a pre-tax gain of $8 million ($7 million gain after tax). In the third quarter of 2019, 3M recorded a gain related to the divestiture of the Company’s gas and flame detection business and an immaterial impact as a result of measuring a disposal group at the lower of its carrying amount or fair value less cost to sell, which in aggregate resulted in a pre-tax gain of $106 million ($79 million after tax). Refer to Note 3 for additional details on divestitures.

Operating Income:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for the three and nine months ended September 30, 2020 and 2019.

	Three months ended	Nine months ended
(Percent of net sales)	September 30, 2020	September 30, 2020
Same period last year	25.2%	20.2%
Significant litigation-related charges/benefits	—	2.3
Gain/loss on sale of businesses	(1.4)	(0.5)
Same period last year, excluding special items	23.8%	22.0%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity and other	(1.2)	(0.7)
Acquisitions/divestitures	(0.2)	(0.6)
Selling price and raw material impact	0.8	0.7
Foreign exchange impacts	(0.3)	(0.2)
Current period, excluding special items	22.9%	21.2%
Significant litigation-related charges/benefits	—	(0.1)
Gain/loss on sale of businesses	—	1.6
Divestiture-related restructuring actions	—	(0.2)
Current period	22.9%	22.5%

Operating income margins decreased 2.3 percentage points and increased 2.3 percentage points year-on-year in the third quarter and first nine months of 2020, respectively. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section above, operating margins decreased 0.9 and 0.8 percentage points to 22.9 percent and 21.2 percent, respectively, for the third quarter and first nine months of 2020 when compared to the same periods in 2019.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

Organic volume/productivity and other:

●	Lower organic volume growth in the first nine months of 2020 as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section, decreased operating income margins year-on-year. These net factors included cost saving actions taken in response to COVID-19 but also reflected second quarter 2020 charges for items such as restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact (further described in Note 5) along with certain related follow-on accelerated depreciation. Additional items that reduced operating income margins year-on-year include net gains related to certain property sales in the third quarter of 2019. Partially offsetting this net decrease were benefits recognized in the first nine months of 2020 related to restructuring and other actions taken in 2019 (and adjustments thereto in 2020) in addition to continued cost management and productivity efforts.
●	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the ongoing integration of M*Modal and Acelity, which decreased operating income margins year-on-year.
●	Divestiture impacts, which includes lost operating income from divested businesses, increased operating income margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices in addition to lower raw material cost impacts benefited operating income margins year-on-year for both the third quarter and first nine months of 2020.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for the first nine months of 2020 and 2019 included the $17 million and $548 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section).

Gain/loss on sale of businesses:

●	There were no gains on the sale of businesses for the third quarter of 2020, whereas, operating income margins for the third quarter of 2019 included gains of $106 million on the sale of businesses. The first nine months of 2020 and 2019 included gains of $389 million and $114 million, respectively, on sale of businesses. See the Certain amounts adjusted for special items - (non-GAAP measures) section for more information.

Divestiture-related restructuring actions:

●	Operating income margins for the first nine months of 2020 included the $55 million second quarter impact as a result of certain restructuring actions following the divestiture of substantially all of the drug delivery business addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. Refer to Note 5 for further details. This item was also discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense (net of interest income) increased in the third quarter and first nine months of 2020 compared to the same period in 2019 due to higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances.

Other expense (income) decreased year-on-year in the first nine months 2020 primarily due to the impact of the 2019 deconsolidation of the Company’s Venezuelan subsidiary. Refer to Note 1 for additional details. In addition, other expense (income) also decreased year-on-year due to the charge associated with the voluntary retirement incentive program taken in the second quarter of 2019. Refer to Note 11 for additional details.

Provision for Income Taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
(Percent of pre-tax income)	2020	2019	2020	2019
Effective tax rate	21.4%	19.3%	20.0%	19.7%

The effective tax rate for the third quarter of 2020 was 21.4 percent, compared to 19.3 percent in the third quarter of 2019, an increase of 2.1 percentage points. The effective tax rate for the first nine months of 2020 was 20.0 percent, compared to 19.7 percent in the first nine months 2019, an increase of 0.3 percentage points. Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 8.

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

Refer to Note 8 for further discussion of income taxes.

Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended		Nine months ended
	September 30,		September 30,
(Millions)	2020	2019	2020	2019
Net income (loss) attributable to noncontrolling interest	$4	$5	$3	$11

Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by approximately $8 million and $103 million for the third quarter of 2020 and nine months ended September 30, 2020, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $15 million and $4 million for the three and nine months ended September 30, 2020, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

Corporate and Unallocated:

In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company determines not to allocate directly to its business segments. Additionally, Corporate and Unallocated operating income includes special items such as significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring costs. Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019 and the acquirer of the former drug delivery business following its 2020 divestiture. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated expense for the third quarter and first nine months 2020 when compared to same periods last year are as follows:

Special Items

Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section and Note 5 for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.

Other Corporate Expense - Net

Other corporate operating expenses increased in both the third quarter and first nine months of 2020, when compared to the same periods last year, due to lower year-on-year gains from certain property sales, in addition to transition service and other arrangement costs, net of income, post-divestiture of the Company’s former drug delivery business in 2020, and increased legal expenses. These were partially offset by lower year-on-year restructuring charges. In the second quarter of 2020 and 2019, operating expenses included non-divestiture-related restructuring charges of $23 million and $82 million, respectively, as further discussed in Note 5. In addition, 3M’s defined benefit pension and postretirement service-cost expense allocation to Corporate and Unallocated increased year-on-year.

Operating Business Segments:

Information related to 3M’s business segments for both the third quarter and first nine months of 2020 and 2019 are presented in the tables that follow. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2019 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (millions)	$3,024	$2,829	$8,627	$8,729
Sales change analysis:
Organic local-currency	6.9%	(3.4)%	0.9%	(3.6)%
Divestitures	(0.4)	(0.8)	(0.8)	(1.9)
Translation	0.4	(1.6)	(1.3)	(2.5)
Total sales change	6.9%	(5.8)%	(1.2)%	(8.0)%

Business segment operating income (millions)	$823	$647	$2,185	$1,931
Percent change	27.2%	(6.5)%	13.2%	(12.7)%
Percent of sales	27.2%	22.9%	25.3%	22.1%

Third quarter 2020 results:

Sales in Safety and Industrial totaled $3.0 billion, up 6.9 percent in U.S. dollars. Organic local-currency sales increased 6.9 percent, divestitures decreased sales by 0.4 percent, and foreign currency translation increased sales by 0.4 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety, roofing granules and automotive aftermarket, while electrical markets, industrial adhesives and tapes, closure and masking system, and abrasives sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was partially offset by softness that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	In 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Business segment operating income margins increased 4.3 percentage points, primarily related to strong productivity and continued cost discipline.

First nine months 2020 results:

Sales in Safety and Industrial totaled $8.6 billion, down 1.2 percent in U.S. dollars. Organic local-currency sales increased 0.9 percent, divestitures decreased sales by 0.8 percent, and foreign currency translation decreased sales by 1.3 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety and roofing granules, while electrical markets, industrial adhesives and tapes, closure and masking systems, automotive aftermarket, and abrasives sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was more than offset by softness that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	2018 divestitures that impacted the first nine months of 2019 results relate to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring (first quarter 2018), and it’s abrasives glass products business (second quarter of 2018).
●	Also in 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Business segment operating income margins increased 3.2 percentage points, primarily related to strong productivity, continued cost discipline and benefits from 2019 restructuring and other actions.

Transportation and Electronics Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (millions)	$2,314	$2,500	$6,489	$7,305
Sales change analysis:
Organic local-currency	(7.1)%	(3.5)%	(9.8)%	(2.8)%
Divestitures	(1.2)	—	(1.0)	—
Translation	0.9	(1.0)	(0.4)	(1.9)
Total sales change	(7.4)%	(4.5)%	(11.2)%	(4.7)%

Business segment operating income (millions)	$552	$637	$1,416	$1,747
Percent change	(13.2)%	(12.3)%	(18.9)%	(14.7)%
Percent of sales	23.9%	25.4%	21.8%	23.9%

Third quarter 2020 results:

Sales in Transportation and Electronics totaled $2.3 billion, down 7.4 percent in U.S. dollars. Organic local-currency sales decreased 7.1 percent, divestitures decreased sales by 1.2 percent, and foreign currency translation increased sales by 0.9 percent.

On an organic local-currency sales basis:

●	Sales declined in transportation safety, commercial solutions, automotive and aerospace, and advanced materials. Automotive and aerospace was primarily impacted by the decline in global car and light truck builds. Commercial solutions and transportation safety were impacted by soft-end markets such as hospitality, advertising and highway infrastructure due to social distancing and work-from-home protocols as a result of COVID-19.
●	Sales increased 1 percent in 3M’s electronics-related businesses. Electronics-related sales increases were primarily related to demand in semiconductor, data center, and factory automation end-markets, partially offset by softness in the consumer electronics end-market.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Business segment operating income:

●	Business segment operating income margins decreased 1.5 percentage points, primarily related to lower sales which were partially offset by continued cost discipline.

First nine months 2020 results:

Sales in Transportation and Electronics totaled $6.5 billion, down 11.2 percent in U.S. dollars. Organic local-currency sales decreased 9.8 percent, divestitures decreased sales by 1.0 percent, and foreign currency translation decreased sales by 0.4 percent.

On an organic local-currency sales basis:

●	Sales declined in transportation safety, advanced materials, commercial solutions, and automotive and aerospace. Automotive and aerospace was primarily impacted by the decline in global car and light truck builds. Commercial solutions and transportation safety were impacted by soft-end markets such as hospitality, advertising and highway infrastructure due to social distancing and work-from-home protocols as a result of COVID-19.
●	Sales were flat in 3M’s electronics-related businesses. Electronics-related growth was led by demand for semiconductor, data center, and factory automation end-markets, offset by softness in the consumer electronics end-market.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Business segment operating income:

●	Business segment operating income margins decreased 2.1 percentage points, primarily related to lower sales and reduced productivity in key end-markets due to COVID-19 related impacts, partially offset by continued cost discipline and benefits from last year’s restructuring actions.

Health Care Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (millions)	$2,160	$1,721	$6,088	$5,290
Sales change analysis:
Organic local-currency	8.1%	2.1%	(1.3)%	2.1%
Acquisitions	23.4	4.4	20.9	3.8
Divestitures	(7.1)	—	(3.7)	—
Translation	1.1	(1.7)	(0.8)	(2.5)
Total sales change	25.5%	4.8%	15.1%	3.4%

Business segment operating income (millions)	$508	$459	$1,270	$1,401
Percent change	10.6%	(3.1)%	(9.4)%	(2.7)%
Percent of sales	23.5%	26.7%	20.9%	26.5%

Third quarter 2020 results:

Sales in Health Care totaled $2.2 billion, up 25.5 percent in U.S. dollars. Organic local-currency sales increased 8.1 percent, acquisitions increased sales by 23.4 percent, divestitures decreased sales by 7.1 percent, and foreign currency translation increased sales by 1.1 percent.

On an organic local-currency sales basis:

●	Sales increased in medical solutions, separation and purification sciences, and oral care, while sales declined in food safety and health information systems.
●	Medical solutions and oral care benefitted from increases in healthcare and elective procedure volumes, after significant disruptions in the second quarter, in addition to strong pandemic-related demand for disposable respirators. These increases were partially offset by decreases in food safety, as a result of pandemic and related prevention protocols continuing to negatively impact the food services industry, and in health information systems, due to hospitals remaining cautious relative to their information technology investments.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.
●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income:

●	Business segment operating income margins decreased 3.2 percentage points year-on-year, primarily driven by impacts related to the Acelity acquisition and investments in productivity and growth, partially offset by continued cost discipline.

First nine months 2020 results:

Sales in Health Care totaled $6.1 billion, up 15.1 percent in U.S. dollars. Organic local-currency sales decreased 1.3 percent, acquisitions increased sales by 20.9 percent, divestitures decreased sales by 3.7 percent, and foreign currency translation decreased sales by 0.8 percent.

On an organic local-currency sales basis:

●	Sales increased in separation and purification sciences, medical solutions, and food safety, while sales decreased in health information systems and oral care.
●	Increases in healthcare and elective procedure volumes benefited both Medical solutions and oral care after significant disruptions in the second quarter, with strong pandemic-related demand for disposable respirators resulting in increased sales for medical solutions, while oral care sales decreased year-on-year. In addition, health information systems decreased due to hospitals remaining cautious relative to their information technology investments.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.
●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income:

●	Business segment operating income margins decreased 5.6 percentage points year-on-year, driven by impacts related to the Acelity acquisition in addition to significant sales declines in oral care during the second quarter of 2020, partially offset by continued cost discipline and benefits from 2019 restructuring and other costs.

Consumer Business:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (millions)	$1,417	$1,342	$3,911	$3,862
Sales change analysis:
Organic local-currency	5.5%	3.4%	2.1%	2.1%
Translation	0.1	(0.9)	(0.8)	(1.5)
Total sales change	5.6%	2.5%	1.3%	0.6%

Business segment operating income (millions)	$358	$313	$914	$821
Percent change	14.7%	3.1%	11.4%	0.2%
Percent of sales	25.3%	23.3%	23.4%	21.3%

Third quarter 2020 results:

Sales in Consumer totaled $1.4 billion, an increase of 5.6 percent in U.S. dollars. Organic local-currency sales increased 5.5 percent and foreign currency translation increased sales by 0.1 percent.

On an organic local-currency sales basis:

●	Sales grew in home care and home improvement, while consumer health care was flat.
●	Stationery and office declined year-on-year as a result of many business offices and schools remaining partially or fully closed due to the pandemic.

●	Sales showed continued strength in the Company’s CommandTM, FiltreteTM, Scotch BlueTM, Scotch BriteTM, and MeguiarsTM brands.

Business segment operating income:

●	Business segment operating income margins increased 2.0 percentage points year-on-year as a result of strong organic sales growth and continued cost discipline.

First nine months 2020 result:

Sales in Consumer totaled $3.9 billion, an increase of 1.3 percent in U.S. dollars. Organic local-currency sales increased 2.1 percent and foreign currency translation decreased sales by 0.8 percent.

On an organic local-currency sales basis:

●	Sales grew in home care and home improvement, while consumer health care and stationery and office declined.
●	Stationery and office declined year-on-year as a result of many business offices and schools remaining partially or fully closed due to the pandemic.
●	Sales showed continued strength in the Company’s CommandTM, FiltreteTM, Scotch BlueTM, Scotch BriteTM, and MeguiarsTM brands.

Business segment operating income:

●	Business segment operating income margins increased 2.1 percentage points year-on-year as a result of strong organic sales growth and continued cost discipline.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong return on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The Company also continues to actively manage its portfolio to maximize value for shareholders. Given uncertainty arising from COVID-19, the Company suspended its share repurchase program effective March 2020. 3M will continue to return cash to shareholders through dividends and will consider whether to resume share repurchases once the COVID-19 impacts are better known. 3M maintains strong liquidity and further added to its liquidity position through the issuance of $1.75 billion in registered notes in March 2020. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 8 for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At September 30, 2020, there was no commercial paper issued and outstanding, compared to $150 million outstanding at December 31, 2019.

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

The Company’s total debt was $0.7 billion lower at September 30, 2020 when compared to December 31, 2019. Decreases in debt include the repayment of aggregate $445 million principal amount of Third Lien Notes subject to in-substance defeasance (see Note 10), 650 million euros and $500 million aggregate principal amount of floating-rate medium-term notes that matured, lower commercial paper balance, and the repayment of the 80 billion Japanese yen and 150 million euro credit facilities. These decreases were partially offset by the March 2020 issuance of $1.75 billion of registered notes. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

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

As of September 30, 2020, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2019 Annual Report on Form 10-K.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility expiring in November 2020. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at September 30, 2020. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2020, this ratio was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.

Apart from the committed credit facilities described above, 3M has a credit facility initially expiring in July 2020 in the amount of 80 billion Japanese yen that in July 2020 was further extended until August 2021. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. During the third quarter of 2020, the Company paid the outstanding balances and closed these credit facilities. The Company also had $271 million in stand-alone letters of credit and bank guarantees issued and outstanding at September 30, 2020. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At September 30, 2020, 3M had $4.6 billion of cash, cash equivalents and marketable securities, of which approximately $2.9 billion was held by the Company’s foreign subsidiaries and approximately $1.7 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2019, cash, cash equivalents and marketable securities held by the Company’s foreign subsidiaries and in the United States totaled approximately $2.4 billion and $100 million, respectively. The increase from December 31, 2019 primarily resulted from $1.75 billion of debt the Company issued in March 2020 in light of the uncertain impact of the COVID-19 pandemic.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2020 and December 31, 2019.

(Millions)	September 30, 2020	December 31, 2019	Change
Total debt	$19,598	$20,313	$(715)
Less: Cash, cash equivalents and marketable securities	4,595	2,494	2,101
Net debt (non-GAAP measure)	$15,003	$17,819	$(2,816)

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

Working capital (non-GAAP measure):

(Millions)	September 30, 2020	December 31, 2019	Change
Current assets	$14,110	$12,971	$1,139
Less: Current liabilities	7,410	9,222	(1,812)
Working capital (non-GAAP measure)	$6,700	$3,749	$2,951

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

Working capital increased $3.0 billion compared with December 31, 2019. Balance changes in current assets increased working capital by $1.2 billion, driven by increases to cash and cash equivalents, partially offset by decreases in account receivable and inventory. Balance changes in current liabilities increased working capital by $1.8 billion, primarily due to decreases in short-term borrowing and the current portion of long-term debt.

Accounts receivable decreased $168 million compared to December 31, 2019, primarily due to lower sales in 2020 in relation to sales in the fourth quarter 2019 and increased expected credit losses on customer receivables related to COVID-19 uncertainty. Inventory decreased $150 million from December 31, 2019 as a result of actions taken to reduce inventory in light of slower growth conditions in several key end-markets, changes in channel inventory levels by customers related to impacts from COVID-19 and improving sequential organic sales volumes in the third quarter. Inventory also decreased as a result of the divestiture of the drug delivery business.

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

Cash Flows from Operating Activities:

	Nine months ended
	September 30,
(Millions)	2020	2019

Net income including noncontrolling interest	$3,998	$3,612
Depreciation and amortization	1,413	1,130
Company pension and postretirement contributions	(122)	(129)
Company pension and postretirement expense	295	242
Stock-based compensation expense	216	230
Gain on sale of businesses	(389)	(111)
Income taxes (deferred and accrued income taxes)	89	(141)
Loss on deconsolidation of Venezuelan subsidiary	—	162
Accounts receivable	113	(14)
Inventories	43	255
Accounts payable	(48)	(222)
Other — net	(10)	(282)
Net cash provided by (used in) operating activities	$5,598	$4,732

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2020, cash flows provided by operating activities increased $0.9 billion compared to the same period last year, with this increase primarily due to cost saving actions taken in response to COVID-19 and lower year-on-year significant litigation-related charges and the timing of associated payments. The combination of accounts receivable, inventories and accounts payable increased working capital by $108 million in the first nine months of 2020, compared to the working capital increases of $19 million in the first nine months of 2019. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Nine months ended
	September 30,
(Millions)	2020	2019

Purchases of property, plant and equipment (PP&E)	$(1,079)	$(1,161)
Proceeds from sale of PP&E and other assets	29	91
Acquisitions, net of cash acquired	(25)	(704)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	170	348
Proceeds from sale of businesses, net of cash sold	576	236
Other — net	8	45
Net cash provided by (used in) investing activities	$(321)	$(1,145)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects full-year 2020 estimated capital spending to be approximately $1.4 billion to $1.5 billion (which was further updated in the third quarter of 2020 versus original guidance of $1.6 billion to $1.8 billion) as 3M reduces overall spending in light of uncertainty regarding COVID-19, but continues to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand.

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Acquisitions, net of cash acquired, in the first nine months of 2019 primarily includes the purchase of M*Modal. Acquisitions, net of cash acquired, in the first nine months of 2020 primarily relate to the payment made for contingent consideration in regards to the Acelity acquisition. Proceeds from sale of businesses in 2019 primarily relate to the sale of certain oral care technology comprising a business and the gas and flame detection business. Proceeds from sale of businesses in 2020 primarily relate to the sales of the Company’s advanced ballistic-protection business and its drug delivery business.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. In the first nine months of 2020 these included the maturity of the held-to-maturity debt security that was entered into to satisfy the redemption of the Third Lien Notes (which matured in May 2020). Refer to Note 9 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.

Cash Flows from Financing Activities:

	Nine months ended
	September 30,
(Millions)	2020	2019

Change in short-term debt — net	$(138)	$(466)
Repayment of debt (maturities greater than 90 days)	(2,477)	(871)
Proceeds from debt (maturities greater than 90 days)	1,745	6,116
Total cash change in debt	$(870)	$4,779
Purchases of treasury stock	(366)	(1,243)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	325	437
Dividends paid to shareholders	(2,540)	(2,488)
Other — net	(47)	(158)
Net cash provided by (used in) financing activities	$(3,498)	$1,327

Total debt was approximately $19.6 billion at September 30, 2020 and $20.3 billion at December 31, 2019. Repayment of debt primarily consists of the aggregate $445 million principal amount of Third Lien Notes and the 650 million euros and $500 million aggregate principal amount of floating-rate medium-term notes that matured in May 2020 and August 2020, respectively. Increases in debt related to the March 2020 issuance of $1.75 billion in registered notes. Outstanding commercial paper was zero at September 30, 2020, as compared to $150 million at December 31, 2019. During the third quarter of 2020, the Company paid the outstanding balances on their Japanese yen and and euro credit facilities. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2020, the Company purchased $366 million of its own stock prior to 3M’s suspension of its share repurchase program in late March. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2020, 3M’s Board of Directors declared a first-quarter 2020 dividend of $1.47 per share, an increase of 2 percent. This is equivalent to an annual dividend of $5.88 per share and marked the 62nd consecutive year of dividend increases. In May 2020, 3M’s Board of Directors declared a second-quarter 2020 dividend of $1.47 per share. In August 2020, 3M’s Board of Directors declared a third-quarter 2020 dividend of $1.47 per share.

Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for finance leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. In the table below details the components of free cash flow for the nine months ended September 30, 2020 and 2019.

In the first nine months of 2020 and 2019, free cash flow conversion was impacted by cost saving actions taken in response to COVID-19 and significant litigation-related charges and timing of associated payments. Refer to the preceding “Cash Flows from Operating Activities” section for discussion of additional items that impacted operating cash flow. Refer to the proceeding “Cash Flows from Investing Activities” section for discussion on capital spending for property, plant and equipment.

	Nine months ended
	September 30,
(Millions)	2020	2019
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$5,598	$4,732
Net cash provided by (used in) investing activities	(321)	(1,145)
Net cash provided by (used in) financing activities	(3,498)	1,327

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$5,598	$4,732
Purchases of property, plant and equipment (PP&E)	(1,079)	(1,161)
Free cash flow	$4,519	$3,571
Net income attributable to 3M	$3,995	$3,601
Free cash flow conversion	113%	99%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2019 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2020. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

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

Risks Related to the Global Economy and Public Health Crises

* The Company’s results are impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade and other external conditions.

The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States, and, accordingly, the Company’s business is subject to global competition and geopolitical risks that are beyond its control, such as disruptions in financial markets, economic downturns, government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, tax related matters such as tax rates, tax laws, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, assessment and enforcement approaches, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates. Climate change, as well as related environmental and social regulations, may negatively impact the Company or its customers and suppliers, in terms of availability and cost of natural resources, sources and supply of energy, product demand and manufacturing, and the health and well-being of individuals and communities in which we operate.

* The Company is subject to risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19).

3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. In these challenging and dynamic circumstances, 3M is working to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of approximately 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Even with 3M’s accelerated production at its global facilities combined with capacity from other manufacturers, the industry-wide challenge is that global demand for N95 and other respirators continues to exceed the industries’ ability to deliver. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. 3M’s manufacturing, supply chain and distribution protocols have, for example, been impacted by the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these COVID-related factors have increased demand for certain 3M products, while others have decreased demand from certain end markets or could make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. As economies start to reopen in certain parts of the world, workplace safety, for the Company and others, will increasingly become a focus of concern. As part of the return to work process at the Company, the Company could face additional privacy and data security risks related to the collection of data regarding employees and contractors with respect to COVID-19 testing, temperature checks, and contact tracing. Due to the speed and scope with which the COVID situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

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

Risks Related to Legal and Regulatory Proceedings

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

* The Company’s future results may be affected by various asserted and unasserted legal and regulatory proceedings and legal compliance risks, including those involving product liability, antitrust, intellectual property, environmental, tax, the U.S. Foreign Corrupt Practices Act and other anti-bribery laws, U.S. trade sanctions compliance, regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies, U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws, the Sunshine Act, or other matters. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors or channel partners have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements or with legal requirements.

The outcome of these legal proceedings may differ from the Company’s expectations because the outcomes of litigation, including regulatory matters, are often difficult to reliably predict. Although the Company maintains general liability insurance, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in any particular period. In addition, negative publicity related to product liability, environmental, health and safety or other matters referenced above involving the Company may negatively impact the Company’s reputation. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.

Risks Related to Our Products and Customer Preferences

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

* The Company’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials and energy, due to shortages, increased demand, supply interruptions, manufacturing site disruptions, natural disasters and other disruptive factors.

The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts, natural and other disasters and other disruptive events, or be terminated. Any sustained interruption in the Company’s receipt of adequate supplies or disruption to key manufacturing sites’ operations could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

Risks Related to Our Business

* The Company employs information technology systems to support its business, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of business transformation on a worldwide basis over the next several years. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company or its customers, suppliers, and employees, exposing the Company to liability which could adversely impact the Company’s business and reputation.

In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are hosted or managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to security breaches, damage, disruptions or shutdowns due to attacks by threat actors, computer viruses, ransomware, service or cloud provider disruptions or security breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. The Company’s increased adoption of remote working, which was driven by the pandemic, may also introduce additional threats to our information technology networks and infrastructure. Despite our cybersecurity measures, it is possible for security vulnerabilities to remain undetected for an extended period of time, up to and including several years. While we have experienced, and expect to continue to experience, threats and disruptions to the Company’s information technology infrastructure, none of them to date has had a material impact to the Company. Any such threats or disruptions could result in legal claims or proceedings, liability or penalties under privacy laws, interference with the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

The Company’s financial results depend on the successful execution of its business operating plans. The Company utilizes various tools, such as Lean Six Sigma, and engages in ongoing global business transformation. Business transformation is defined as changes in processes and internal/external service delivery across 3M to move to more efficient business models to improve operational efficiency and productivity, while allowing 3M to serve customers with greater speed and efficiency. This is enabled by the ongoing multi-year phased implementation of an ERP system. There can be no assurance that all of the projected productivity improvements will be realized. In addition, ability to adapt to business model and other changes and agility to respond to customer needs and service expectations are important, which, if not done successfully, could negatively impact the Company’s ability to win new business and enhance revenue and 3M’s brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could have a material adverse effect on the Company’s business, financial conditions and results of operations.

Risks Related to Financial and Capital Markets

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2020	567,358	$175.01	567,162	$7,973
February 1-29, 2020	752,388	$157.29	750,262	$7,855
March 1-31, 2020	723,676	$140.55	723,676	$7,753
Total January 1-March 31, 2020	2,043,422	$156.28	2,041,100	$7,753
April 1-30, 2020	86	$133.13	—	$7,753
May 1-31, 2020	—	$—	—	$7,753
June 1-30, 2020	—	$—	—	$7,753
Total April 1-June 30, 2020	86	$114.18	—	$7,753
July 1-31, 2020	—	$—	—	$7,753
August 1-31, 2020	—	$—	—	$7,753
September 1-30, 2020	779	$172.38	—	$7,753
Total July 1-September 30, 2020	779	$172.38	—	$7,753
Total January 1-September 30, 2020	2,044,287	$156.29	2,041,100	$7,753
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Date: October 27, 2020

By	/s/ Monish Patolawala
Monish Patolawala,

Senior Vice President and Chief Financial Officer
(Mr. Patolawala is a Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)