Form 10-K
period 2020-12-31
3M CO
filed 2021-02-04
CIK 66740

low

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 1-3285

3M COMPANY

State of Incorporation: Delaware	I.R.S. Employer Identification No. 41-0417775

Principal executive offices: 3M Center, St. Paul, Minnesota 55144

Telephone number: (651) 733-1110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	MMM	New York Stock Exchange, Inc.
	MMM	Chicago Stock Exchange, Inc.
0.375% Notes due 2022	MMM22A	New York Stock Exchange, Inc.
0.950% Notes due 2023	MMM23	New York Stock Exchange, Inc.
1.500% Notes due 2026	MMM26	New York Stock Exchange, Inc
1.750% Notes due 2030	MMM30	New York Stock Exchange, Inc.
1.500% Notes due 2031	MMM31	New York Stock Exchange, Inc.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $101.7 billion as of January 31, 2021 (approximately $89.9 billion as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter).

Shares of common stock outstanding at January 31, 2021: 579.1 million

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2020) for its annual meeting to be held on May 11, 2021, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY

FORM 10-K

For the Year Ended December 31, 2020

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

For the Year Ended December 31, 2020

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

Business Segments

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

As described in Note 19, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Also, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker changed and, as a result, the Company’s disclosed measure of segment profit/loss has been updated. Information provided herein reflects the impact of these changes for all periods presented.

Transportation and
Business Segment	Safety and Industrial	Electronics	Health Care	Consumer
Underlying divisions/businesses Refer to Note 2 for disaggregated revenue information

• Abrasives
• Automotive aftermarket
• Closure and masking systems
• Communication markets (divested in 2018)
• Electrical markets
• Industrial adhesives and tapes
• Personal safety
• Roofing granules
• Other safety and industrial

		• Advanced materials • Automotive and aerospace • Commercial solutions • Display materials and systems • Electronics materials solutions • Transportation and safety • Other transportation and electronics	• Drug delivery (divested in 2020) • Food safety • Health information systems • Medical solutions • Oral care solutions • Separation and purification sciences • Other health care	• Consumer health care • Home care • Home improvement • Stationery and office • Other consumer

Representative revenue-generating activities, products or services

• Industrial abrasives and finishing for metalworking applications
• Autobody repair solutions
• Closure systems for personal hygiene products, masking, and packaging materials
• Electrical products and materials for construction and maintenance, power distribution and electrical original equipment manufacturers (OEMs)
• Structural adhesives and tapes
• Respiratory, hearing, eye and fall protection solutions
• Natural and color-coated mineral granules for shingles

• Advanced ceramic solutions
• Attachment tapes, films, sound and temperature management for transportation vehicles
• Premium large format graphic films for advertising and fleet signage
• Light management films and electronics assembly solutions
• Packaging and interconnection solutions
• Reflective signage for highway, and vehicle safety

• Food safety indicator solutions
• Health care procedure coding and reimbursement software
• Skin, wound care, and infection prevention products and solutions
• Dentistry and orthodontia solutions
• Filtration and purification systems

• Consumer bandages, braces, supports and consumer respirators
• Cleaning products for the home
• Retail abrasives, paint accessories, car care DIY products, picture hanging and consumer air quality solutions
• Stationery products

Some seasonality impacts this business segment related to back-to-school, generally in the third quarter of each year

Example brands/offerings

• 3M™ Cubitron™ II abrasives

• Scotch-Brite™ Abrasives

Scotch & Temflex Vinyl Tapes, Scotchkote Coatings, Dynatel locators, Scotchcast resins
• Collision repair and paint spray products
• Reclosable fasteners; tapes and label materials for durable goods
• Electrical infrastructure products; medium voltage cable accessories and insulation tapes
• 3M ™ VHB™ Bonding tapes; Scotch® masking, packaging and filament tapes
• Disposable respirators and fall protection products
• Scotchgard™ Protector for shingles

• 3M™ Nextel™ Ceramic fibers and textiles
• Thinsulate™ Acoustic Insulation products and automotive components
• 3M™ Novec™ Engineered Fluids
• 3M™ Scotchlite™ graphic films, 3M™ Scotchcal™ and 3M™ Controltac™ Commercial graphics
• Electronic display enhancement films and optically clear adhesives
• Electronic interconnect products
• 3M™ Diamond Grade™ DG3 reflective sheeting for transportation safety

• 3M™ Petrifilm™ and 3M™ Allergen Testing

• 3M ™ 360 Encompass™ medical coding systems
• 3M ™ Tegaderm™ wound dressings, V.A.C.® Therapy Systems and disposable respirators in the health care channel
•3M™ Filtek™ and 3M™ RelyX™ dental filing materials and cements; 3M™ Clarity™ aligners
• Biopharma and other filtration systems, bags, capsules and components

• ACE™ , FUTURO™ and Nexcare™ personal health care products
• Scotch-Brite™ cleaning supplies, sponges, brushes, and scouring pads; Scotchgard™ products
• Scotch® tapes and other products, Filtrete™ filters and Command™ adhesive products
• Post-it® products

Representative market trends or opportunities

• Connected safety
• Structural bonding
• Surface finishing
• Respiratory protection

• Building components

• Automation and robotics

• Grid modernization

• Automotive electrification

• Sustainable packaging

		• Automotive electrification • Semiconductor fabrication and assembly • Datacenter thermal management	• Advanced wound care • Population health clinical care improvement platform • Increased food safety • Biopharma industry expansion • Custom orthodontics	• Air quality • Connected filters and other products

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

Resources

Human Capital

On December 31, 2020, the Company employed approximately 95,000 people (full-time equivalents), with approximately 40,000 employed in the United States and 55,000 employed internationally. The ability to recruit, retain, develop, protect, and fairly compensate its global workforce are enablers of 3M’s success. This includes four general categories of focus: Health and Safety; Development; Diversity, Equity and Inclusion; and Compensation and Benefits.

Health and Safety

3M is committed to the safety, health, and well-being of its employees. The Company continuously evaluates opportunities to raise safety and health standards, visiting sites to identify and manage environmental health and safety risks; evaluating compliance with regulatory requirements and 3M policy; and maintaining a global security operation for the protection of facilities and people on 3M sites. 3M also promotes a culture of health and well-being through disease prevention programs, on-site clinical services, employee assistance programs, and comprehensive health care benefits.

Development

Developing employees contributes to growing 3M’s business. 3M maintains talent and succession planning processes, including regular review by the Company’s chief executive officer (CEO) and reporting up through the Board of Directors. The Company has a suite of high-potential leadership development programs which brings a consistent approach to leadership development. 3M also has development programs for managers and supervisors and provides learning opportunities for all employees. With the Company’s global online employee learning platform, employees are able to access unique, just-in-time development resources in over 15 languages to support their career aspirations and advance their skills.

Diversity, Equity and Inclusion

A diverse, global workforce and inclusive culture that provides fair and equitable opportunities helps 3M remain competitive, advance its innovation culture, and serve customers. 3M focuses on attracting and advancing top talent and has publicly committed to advance global diversity in management across all dimensions, with additional specific goals to continue advancing pay equity and to increase the Company’s diversity with underrepresented groups. 3M supports these values with an internal CEO Inclusion Council, a forum led by senior management to advance diversity, equity, and inclusion initiatives. The Company also plans to invest $50 million over 2020 to 2025 to address racial opportunity gaps through workforce development initiatives in the communities in which its employees live and 3M business operates.

Compensation and Benefits

In addition to a professional work environment that promotes innovation and rewards performance, 3M’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term cash incentives and long-term equity-based incentives. Through its global pay philosophy, principles and consistent implementation, 3M is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental, and vision plans; savings and retirement plans; a 3M employee stock purchase plan; and other resources. Some of these benefits can also be available to regular part-time employees who work at least 20 hours a week. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils, trade unions, and other employee representative bodies.

Raw Materials

In 2020, the coronavirus (COVID-19) pandemic caused fluctuations in supply markets. Generally, as demand for certain COVID-related products surged, 3M saw a corresponding tightening in supply and some degree of price inflation in associated markets. Within the supply chain of less essential products, 3M experienced raw material price deflation as economies slowed and certain producers scaled back or idled operations. Conversely, as markets re-opened and demand increased, the Company experienced raw material price inflation with some level of stabilization late in the year.

The Company continued to deploy productivity projects to minimize the impact of raw material inflation and market supply challenges, including input management, reformulations, and multi-sourcing activities. Overall, on a consolidated basis, 3M experienced net raw material price deflation in 2020. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is difficult to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories, strategic relationships with key suppliers, and development as well as qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts and price protection agreements. In addition, 3M evaluates suppliers’ conformance with environmental and social compliance requirements.

Patents, Trademarks and Licenses

The Company’s products are sold around the world under various trademarks. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The Company believes that its trademarks, patents, and trade secrets provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments.

Government Regulation and Environmental Law Compliance

The Company’s business operations are subject to various governmental regulations in the U.S. and internationally, including, among others, those related to product liability, antitrust, intellectual property, environmental, tax, the U.S. Foreign Corrupt Practices Act and other anti-bribery laws, U.S. trade sanctions, regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies, U.S. federal healthcare program-related laws and regulations, such as the False Claims Act, anti-kickback laws and the Sunshine Act.

3M’s manufacturing operations are affected by national, state and local environmental laws and regulations around the world. The Company places consistent emphasis on environmental responsibility. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws and regulations. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 16, Commitments and Contingencies).

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

In 2020, 3M expended approximately $55 million on capital projects for environmental purposes as defined below. Capital projects for environmental purposes include waste reduction and pollution control programs such as, water usage reduction and water quality improvement equipment, scrubbers, containment structures, solvent recovery units and thermal oxidizers. Capital expenditures for similar projects are presently expected to approach approximately $400 million for 2021 and 2022 in aggregate.

Although an estimate of certain nearer-term capital expenditures is provided above, 3M cannot predict with certainty whether future costs of compliance with government regulations (including environmental regulations) will have a material effect on its capital expenditures, earnings or competitive position.

Information about our Executive Officers

Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 4, 2021).

			Year
			Elected
			to Present
Name	Age	Present Position	Position	Other Positions Held during 2016 - 2020
Michael F. Roman	61	Chairman of the Board, President and Chief Executive Officer	2019	Chief Executive Officer, 2018-2019 Chief Operating Officer and Executive Vice President, 2017-2018 Executive Vice President, Industrial Business Group, 2014-2017

John P. Banovetz	53	Senior Vice President, Innovation and Stewardship and Chief Technology Officer	2020	Senior Vice President of Research and Development and Chief Technology Officer, 2017-2019 Managing Director, DACH Region, 2016-2017

Ivan K. Fong	59	Senior Vice President, General Counsel and Secretary	2019	Senior Vice President, Legal Affairs & General Counsel, 2012-2019

Eric D. Hammes	46	Executive Vice President, Enterprise Operations	2019

Senior Vice President, Manufacturing & Supply Chain, 2019
Senior Vice President, Business Transformation & Information Technology, 2017-2019
Vice President, Corporate Controller and Chief Accounting Officer, 2014-2017

Ashish K. Khandpur	53	Executive Vice President, Transportation & Electronics Business Group	2019	Executive Vice President, Electronics & Energy Business Group, 2017-2019 Senior Vice President, Research and Development, and Chief Technology Officer, 2014-2017

Veena M. Lakkundi	52	Senior Vice President, Strategy & Business Development	2020

Vice President and General Manager, Industrial Adhesives and Tapes Division, 2019-2020
Vice President and Chief Ethics & Compliance Officer, Ethics & Compliance, Legal Affairs, 2019
Vice President, Chief Compliance Officer, Compliance and Business Conduct, Legal Affairs, 2017-2019
Business Director, Manufacturing Solutions, Industrial Adhesives and Tapes Division, 2015-2017

Jeffrey R. Lavers	57	Executive Vice President, Consumer Business Group	2020	Vice President and General Manager, Automotive and Aerospace Solutions Division, 2019-2020 Vice President and General Manager, Construction and Home Improvement Division, 2015-2019

Kristen M. Ludgate	58	Senior Vice President, Human Resources	2018

Senior Vice President, Corporate Communications and Enterprise Services, 2018
Vice President, Global Human Resources Business Operations, Human Resources, 2017-2018
Vice President, Associate General Counsel & Chief Compliance Officer, Compliance and Business Conduct, 2015-2017

Monish Patolawala	51	Senior Vice President and Chief Financial Officer	2020	Chief Financial Officer, Health Care and Vice President, Operational Transformation, General Electric, 2019-2020 Chief Financial Officer, Health Care, General Electric, 2015-2019

Mojdeh Poul	58	Executive Vice President, Health Care Business Group	2019	Executive Vice President, Safety and Graphics Business Group, 2018-2019 President and General Manager, 3M Canada, 2016-2018 Vice President and General Manager, Infection Prevention Division, 2014-2016

Denise R. Rutherford	58	Senior Vice President, Corporate Affairs	2019

Vice President, Research & Development and Commercialization, Industrial Business Group, 2017- 2019
Managing Director, 3M Japan, 2016-2017
Vice President, Greater China Area and Managing Director, 3M China, 2015-2016

Michael G. Vale	54	Executive Vice President, Safety & Industrial Business Group	2019	Executive Vice President, Health Care Business Group, 2016-2019 Executive Vice President, Consumer Business Group, 2012-2016

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

•worldwide economic, political, regulatory, international trade, capital markets and other external conditions, such as interest rates, financial conditions of our suppliers and customers, trade restrictions such as tariffs in addition to retaliatory counter measures, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,

•risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19),

•liabilities related to certain fluorochemicals and the outcome of contingencies,

•the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,

•competitive conditions and customer preferences,

•foreign currency exchange rates and fluctuations in those rates,

•new business opportunities, product development, and future performance or results of current or anticipated products,

•fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,

•Information technology systems including ERP system roll-out and implementations,

•Security breaches and other disruptions to information technology infrastructure,

•the scope, nature or impact of acquisition, strategic alliance and divestiture activities,

•operational execution, including inability to generate productivity improvements as estimated,

•future levels of indebtedness, common stock repurchases and capital spending,

•future availability of and access to credit markets,

•pension and postretirement obligation assumptions and future contributions,

•asset impairments,

•tax liabilities and effects of changes in tax rates, laws or regulations, and

•legal and regulatory proceedings, legal compliance risks (including 3rd party risks) with regards to environmental, product liability and other laws and regulations in the United States and other countries in which we operate.

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

The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States, and, accordingly, the Company’s business is subject to global competition and geopolitical risks that are beyond its control, such as disruptions in financial markets, economic downturns, government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates. Climate change, as well as related environmental and social regulations, may negatively impact the Company or its customers and suppliers, in terms of availability and cost of natural resources, sources and supply of energy, product demand and manufacturing, and the health and well-being of individuals and communities in which we operate.

* The Company is subject to risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19).

3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. In these challenging and dynamic circumstances, 3M continues to work to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of approximately 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Even with 3M’s accelerated production at its global facilities combined with capacity from other manufacturers, the industry-wide challenge is that global demand for N95 and other respirators continues to exceed the industries’ ability to deliver. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. 3M’s manufacturing, supply chain and distribution protocols have, for example, been impacted by the need to prioritize rated orders issued by the Federal Emergency Management Agency pursuant to the U.S. Defense Production Act. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these COVID-related factors have increased demand for certain 3M products, while others have decreased demand from certain end markets or could make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. As economies start to reopen in certain parts of the world, workplace safety, for the Company and others, will increasingly become a focus of concern. As part of the return to work process at the Company, the Company could face additional privacy and data security risks related to the collection of data regarding employees and contractors with respect to COVID-19 testing, temperature checks, and contact tracing. Due to the speed and scope with which the COVID situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

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

In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to the security risks of our vendors and third-party service providers, security breaches, damage, disruptions or shutdowns due to attacks by threat actors including nation-state actors, computer viruses, hardware, software, and system vulnerabilities, ransomware, service or cloud provider disruptions or security breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. The Company’s increased adoption of remote working, which was driven by the pandemic, may also introduce additional threats to our information technology networks and infrastructure. Despite our cybersecurity measures, it is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years. While we have experienced, and expect to continue to experience, threats and disruptions to the Company’s information technology infrastructure, none of them to date has had a material impact to the Company. Any such threats or disruptions could result in legal claims or proceedings, liability or penalties under privacy laws, interference with the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

The Company’s financial results depend on the successful execution of its business operating plans. The Company utilizes various tools, such as Lean Six Sigma, and engages in ongoing global business transformation. Business transformation is defined as changes in processes and internal/external service delivery across 3M to move to more efficient business models to improve operational efficiency and productivity, while allowing 3M to serve customers with greater speed and efficiency. This is enabled by the ongoing multi-year phased implementation of an ERP system. There can be no assurance that all of the projected productivity improvements will be realized. In addition, the ability to adapt to business model and other changes and agility to respond to customer needs and service expectations are important, which, if not done successfully, could negatively impact the Company’s ability to win new business and enhance revenue and 3M’s brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could have a material adverse effect on the Company’s business, financial conditions and results of operations.

Risks Related to Financial and Capital Markets and Tax Matters

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

* Changes in tax rates, laws or regulations could adversely impact our financial results.

The Company’s business is subject to tax-related external conditions, such as tax rates, tax laws and regulations, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, assessment and enforcement approaches. In addition, changes in tax laws including further regulatory developments arising from U.S. tax reform legislation and/or regulations around the world could result in a tax expense or benefit recorded to the Company’s Consolidated Statement of Earnings. In connection with the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by Organization for Economic Cooperation and Development (OECD), determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. Due to uncertainty of the regulation changes and other tax-related factors stated above, it is currently not possible to assess the ultimate impact of these actions on our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In the U.S., 3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 64 manufacturing facilities in 29 states. Internationally, the Company operates 97 manufacturing and converting facilities in 35 countries.

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

Item 4. Mine Safety Disclosures.

Pursuant to Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), the Company is required to disclose, in connection with the mines it operates, information concerning mine safety violations or other regulatory matters in its periodic reports filed with the SEC. For the year 2020, the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Act is included in Exhibit 95 to this annual report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2021, there were 68,372 shareholders of record. 3M’s stock ticker symbol is MMM and is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SWX Swiss Exchange. Cash dividends declared and paid totaled $1.47 and $1.44 per share for each quarter in 2020 and 2019, respectively. 3M typically declares and pays dividends in the same quarter.

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

Issuer Purchases of Equity Securities

(registered pursuant to Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2020	567,358	$175.01	567,162	$7,973
February 1-29, 2020	752,388	$157.29	750,262	$7,855
March 1-31, 2020	723,676	$140.55	723,676	$7,753
Total January 1-March 31, 2020	2,043,422	$156.28	2,041,100	$7,753
April 1-30, 2020	86	$133.13	—	$7,753
May 1-31, 2020	—	$—	—	$7,753
June 1-30, 2020	—	$—	—	$7,753
Total April 1-June 30, 2020	86	$114.18	—	$7,753
July 1-31, 2020	—	$—	—	$7,753
August 1-31, 2020	—	$—	—	$7,753
September 1-30, 2020	779	$172.38	—	$7,753
Total July 1-September 30, 2020	779	$172.38	—	$7,753
October 1-31, 2020	—	$—	—	$7,753
November 1-30, 2020	680	$173.64	—	$7,753
December 1-31, 2020	—	$—	—	$7,753
Total October 1-December 31, 2020	680	$173.64	—	$7,753
Total January 1-December 31, 2020	2,044,967	$156.29	2,041,100	$7,753

(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. Selected Financial Data.

(Dollars in millions, except per share amounts)	2020	2019*	2018**	2017	2016
Years ended December 31:
Net sales	$32,184	$32,136	$32,765	$31,657	$30,109
Net income attributable to 3M	5,384	4,570	5,349	4,858	5,050
Per share of 3M common stock:
Net income attributable to 3M — basic	9.32	7.92	9.09	8.13	8.35
Net income attributable to 3M — diluted	9.25	7.81	8.89	7.93	8.16
Cash dividends declared and paid per 3M common share	5.88	5.76	5.44	4.70	4.44
At December 31:
Total assets	$47,344	$44,659	$36,500	$37,987	$32,906
Long-term debt (excluding portion due within one year) and long-term lease obligations	18,082	17,629	13,486	12,156	10,723

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

Additional information about results for year end 2018 and certain year-on-year comparisons between 2019 and 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As more fully described in both the Performance by Business Segment section in MD&A and in Note 19, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Also, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker changed and, as a result, the Company’s disclosed measure of segment profit/loss has been updated. Business segment information presented herein reflects the impact of these changes for all periods presented.

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

Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted 3M’s operations. 3M continues to work to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of people who work in its plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. As this situation continues, 3M also closely monitors and responds to potential impacts to the Company’s broader supply chain associated with other products. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Furthermore, COVID-19 has impacted the broader economies of affected countries, including negatively impacting economic growth.The Company has taken steps to help employees lead safe and productive lives during the outbreak including remote working; escalated procedures in factories related to personal safety, cleaning and medical screening measures; and pandemic leave policies. 3M closely monitors how the spread of COVID-19 is affecting employees and business operations and has preparedness plans to help protect the safety of employees around the world while safely continuing business. While nearly all of our manufacturing locations and distribution centers are fully or partially operational, the Company implemented plant and/or line shutdowns during 2020 related to certain markets due to weaker customer demand or government mandates. Some of the above factors have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers. Serving 3M customers is a priority and teams continue to communicate with individual customers about potential disruptions.

3M’s total sales increased 0.1% for the full year 2020 when compared to 2019. Organic local-currency sales decreased 1.7% for the full year 2020 when compared to 2019. Given the diversity of 3M’s businesses, the impact of COVID-19 varied across the Company throughout 2020. 3M experienced strong sales growth in personal safety, as well as in other areas such as home improvement, general cleaning, semiconductor, data center, and biopharma filtration. COVID-related respirator sales are estimated to have impacted year-on-year organic local-currency sales growth by approximately 3 percent for the year ending December 31, 2020. At the same time, weakness in several end markets, while improving, contributed in part to sales declines in a number of 3M’s businesses with the biggest year-on-year total sales decreases in oral care (down 19 percent), advanced materials (down 17 percent), automotive and aerospace (down 16 percent), commercial solutions (down 14 percent), stationery and office (down 11 percent), closure and masking (down 11 percent), automotive aftermarket (down 10 percent), and businesses aligned to general industrial applications such as abrasives (down 15 percent) and industrial adhesives and tapes (down 5 percent).

3M’s operating income margins increased 3.1 percentage points year-on-year for the year ending December 31, 2020. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins increased 0.1 points to 21.3 percent for the year ending December 31, 2020 when compared to 2019. Various COVID-19 implications contributed in part to these results.

Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also affected its 2020 results:

Factors contributing to charges:

●	Period expenses of unabsorbed manufacturing costs and increased expected credit losses on customer receivables.
●	Restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact resulting in a second quarter 2020 charge of $58 million (as further discussed in Note 5).
●	Committed financial support to various COVID-relief and medical research initiatives.
●	Charge of $22 million related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 15 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames in the first quarter of 2020. 3M continues to regularly consider if COVID-19 and other related market implications could indicate it is more likely than not the carrying amount of various applicable assets may be impaired and assess whether certain investments without readily determinable fair values may have been impacted.

Factors providing benefits or other impacts:

●	Decreased discretionary spending in areas such as travel, professional services, and advertising/merchandising as well as cost reduction efforts, hiring freezes, and maintaining only essential contract workers. 3M continues to monitor discretionary spending and deploy cost control efforts as the situation continues.
●	Government-sponsored COVID-response stimulus and relief initiatives, including certain employment retention benefits under the Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States.
●	Lower self-insured medical visit/instance expense during 2020.
●	Instituted accelerated vacation usage policies which benefited the second quarter of 2020 year-on-year, but provided a penalty in comparison to prior year in the second half of 2020.

As previously disclosed, in light of circumstances, 3M took actions to ensure sources of cash may remain strong, including the March 2020 issuance of $1.75 billion of registered notes, suspension of share repurchases, and the decrease of its 2020 capital spending to approximately $1.5 billion. While capital spending decreased, it included additional expansion of respirator production capacity. 3M continues to have access to its commercial paper program and undrawn committed credit facility. Refer to the Financial Condition and Liquidity section below for more information on the Company’s liquidity position.

The Company also continues to evaluate the extent to which it may avail itself of various government-sponsored COVID-response stimulus, relief, and production initiatives around the world, such as under the Defense Production Act (DPA) and CARES Act in the United States. During 2020 and into January 2021, 3M reached certain agreements with governments in the U.S. and other countries involving just over $250 million of asset funding to expand capacity to supply N-95 respirators.

Due to the speed with which the COVID-19 situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

Earnings per share (EPS) attributable to 3M common shareholders – diluted:

The following table provides the increase (decrease) in diluted earnings per share for 2020 compared to the same period last year, in addition to 2019 compared to 2018. As applicable, certain items in the table reflect specific income tax rates associated therewith.

	Year ended December 31,
(Earnings per diluted share)	2020	2019
Same period last year	$7.81	$8.89
Significant litigation-related charges/benefits	1.01	1.28
TCJA measurement period adjustment	—	0.29
Loss on deconsolidation of Venezuelan subsidiary	0.28	—
Gain/loss on sale of businesses	(0.22)	(0.73)
Divestiture-related restructuring actions	—	0.18
Same period last year, excluding special items	$8.88	$9.91
Increase/(decrease) in earnings per share - diluted, due to:
Organic growth/productivity and other	(0.06)	(0.60)
Non divestiture-related restructuring actions	0.12	(0.41)
Acquisitions/divestitures	(0.10)	(0.24)
Foreign exchange impacts	(0.11)	—
Income tax rate	(0.03)	—
Shares of common stock outstanding	0.04	0.22
Current period, excluding special items	$8.74	$8.88
Significant litigation-related charges/benefits	0.07	(1.01)
Loss on deconsolidation of Venezuelan subsidiary	—	(0.28)
Gain/loss on sale of businesses	0.52	0.22
Divestiture-related restructuring actions	(0.08)	—
Current period	$9.25	$7.81

Year 2020 EPS:

For year ended December 31, 2020, net income attributable to 3M was $5.384 billion, or $9.25 per diluted share basis, compared to $4.570 billion, or $7.81 per diluted share, for year ended December 31, 2019, an increase of 18.4 percent on a per diluted share basis.

The Company refers to various “adjusted” amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis, net income attributable to 3M was $5.088 billion, or $8.74 per diluted share for 2020 compared to $5.193 billion, or $8.88 per diluted share in December 31, 2019, a decrease of 1.5 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

●	Lower organic volume growth in 2020 as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section, decreased earnings per diluted share year-on-year. 3M also experienced year-over-year increased costs as a result of the regular review of its respirator mask liabilities and certain follow-on accelerated depreciation following some of the restructuring described below. Partially offsetting this net decrease in earnings per share were year-on-year net gains related to certain property sales (in 2020 within Safety and Industrial and in 2019 within Corporate and Unallocated) in addition to benefits recognized in 2020 related to the restructuring and other actions taken in 2019 (and the adjustments thereto in 2020) along with continued cost management and productivity efforts.
●	On a combined basis, higher defined benefit pension and postretirement service cost increased expense year-on-year.
●	Interest expense (net of interest income) increased in 2020, as a result of higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances. 2020 interest expense also included an early debt extinguishment charge in conjunction with the repayment of notes in December 2020.

Non divestiture-related restructuring actions:

●	3M recorded non divestiture-related restructuring pre-tax charges aggregating $195 million in 2020. These included charges in the second quarter of 2020 to address certain COVID-related impacts and in the fourth quarter as 3M initiated actions to further enhance its operational and marketing capabilities. In 2019, charges included $282 million as the Company committed to actions in light of slower than expected 2019 sales and associated with realigning its organizational structure and operating model. See Note 5 for additional details.
●	The year-on-year impact of the non divestiture-related restructuring actions taken in 2020 and 2019 increased earnings per diluted share by 12 cents.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisitions of M*Modal (first quarter 2019), and Acelity (fourth quarter 2019). These items collectively decreased earnings per diluted share by 7 year-on-year for 2020. The net impacts related to these acquisitions included income from operations, more than offset by transaction and integration costs. Financing costs related to these acquisitions is also included.
●	Divestiture impacts include the lost operating income from divested businesses, which decreased earnings per diluted share by 3 cents year-on-year for 2020. This was primarily related to the divestiture of the Company’s drug delivery business.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) decreased pre-tax earnings year-on-year by approximately $81 million in 2020, which decreased earnings per diluted share by 11 cents, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for 2020 was 19.6 percent, a decrease of 0.2 percentage points versus 2019. On an adjusted basis (as discussed below), the effective tax rate increased 0.1 percentage points year-on-year for 2020.
●	Factors that decreased the effective tax rate for 2020 included geographical income mix and adjustments to uncertain tax positions. These decreases were partially offset by decreased benefit from stock options. Refer to Note 10 for additional details.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 4 cents per diluted share for 2020. Weighted-average diluted shares outstanding in 2020 declined 0.5 percent year-on-year, which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $368 million of its own stock, prior to suspension of share repurchases under its board-approved stock repurchase program in late March 2020 with other repurchase activity limited to 3M’s stock compensation plans.

Year 2019 EPS:

Organic growth/productivity and other:

●	Negative organic local-currency sales growth as a result of softness in certain end markets and channel inventory adjustments, along with actions taken by 3M in response to lower sales volumes and high inventory levels, which resulted in lower manufacturing and inventory absorption, reduced earnings per diluted share. Partially offsetting these impacts were benefits from restructuring actions taken in the second quarter of 2019.

●	Defined benefit pension and postretirement service cost expense decreased expense year-on-year, which benefited earnings per diluted share.
●	Lower income related to non-service cost components of pension and postretirement expense, increased expense year-on-year.
●	Interest expense (net of interest income) increased in 2019, as a result of higher U.S. average debt balances, partially offset by the increase in interest income driven by higher balances in cash, cash equivalents and marketable securities during the year resulting from the proceeds from debt issuances in advance of the October 2019 Acelity acquisition.

Non divestiture-related restructuring actions:

●	During the second quarter of 2019, in light of slower than expected 2019 sales, and additionally in the fourth quarter to realign 3M’s organizational structure and operating model, management approved and committed to undertake certain restructuring actions. In aggregate, the Company recorded a full year 2019 combined pre-tax charge of $282 million, or 41 cents per diluted share. See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition impacts, which are measured for the first twelve months post-transaction, relate to the acquisitions of M*Modal (first quarter 2019), and Acelity (fourth quarter 2019). These items collectively decreased earnings per diluted share by 19 cents year-on-year for 2019. The net impacts related to these acquisitions included income from operations, more than offset by transaction and integration costs. Interest expense related to financing costs of these acquisitions is also included. Expenses related to the October 2019 acquisition of Acelity also include financing costs and the tax effect of repatriating funds in advance of the close of the acquisition.
●	Divestiture impacts collectively decreased earnings per diluted share by 5 cents year-on-year for 2019. They include remaining stranded costs and lost operating income related to the 2018 divestiture of the Communication Markets Division, which decreased earnings per diluted share by 4 cents year-on-year, and lost operating income from other divested businesses (primarily the Company’s gas and flame detection business), which decreased earnings per diluted share by 1 cent year-on-year.

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) were essentially flat year-on-year, excluding the impact of foreign currency changes on tax rates.

Income tax rate:

●	Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for 2019 was 19.8 percent, a decrease of 3.6 percentage points versus 2018. On an adjusted basis (as discussed below), the effective tax rate increased 0.2 percentage points year-on-year for 2019.
●	Factors that decreased the effective tax rate on a GAAP basis for 2019 included prior year measurement period adjustments related to 2017 Tax Cuts and Jobs Act (TCJA), prior year resolution of the NRD lawsuit (as described in Note 16) and geographical income mix. These decreases were partially offset by the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions, and significant litigation-related charges. Refer to Note 10 for additional details.

Shares of common stock outstanding:

●	Lower shares outstanding increased earnings per share year-on-year by 22 cents per diluted share for 2019. Weighted-average diluted shares outstanding in 2019 declined 2.8 percent year-on-year which benefited earnings per share. The decrease in the outstanding weighted-average diluted shares relates to the Company’s purchase of $1.4 billion of its own stock in 2019.

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

Significant litigation-related charges/benefits:

●	In 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.
●	In 2019, the Company recorded significant litigation-related charges of $762 million ($590 million after tax) related to PFAS matters and coal mine dust respirator mask lawsuits of which $214 million ($166 million after tax) occurred in the fourth quarter. The aggregate 2019 pre-tax charge was reflected in cost of sales ($328 million) and selling, general and administrative expense ($434 million). These charges are further discussed in Note 16.
●	In 2018, the Company recorded significant litigation-related charges of $897 million ($770 million after tax) for PFAS matters related to the previously disclosed agreement reached with the State of Minnesota that resolved the Natural Resource Damages lawsuit. Essentially all of the aggregate 2018 pre-tax charge was reflected in selling, general and administrative expense.

Gain/loss on sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. In the second quarter of 2020, 3M recorded a pre-tax gain of $387 million ($304 million after tax) related to the sale of its drug delivery business. Refer to Note 3 for further details.
●	In the first quarter of 2019, 3M recorded a gain related to the sale of certain oral care technology comprising a business in addition to reflecting an earnout on a previous divestiture, which together resulted in a net gain of $8 million ($7 million after tax). In the second quarter of 2019, as a result of a “held for sale” tax benefit related to the legal entities associated with the pending divestiture of the Company’s gas and flame detection business, 3M recorded an after-tax gain of $43 million. In the third quarter of 2019, 3M recorded a gain related to the divestiture of the Company’s gas and flame detection business and an immaterial impact as a result of measuring a disposal group at the lower of its carrying amount or fair value less cost to sell, which in aggregate resulted in a pre-tax gain of $106 million ($79 million after tax).
●	In the first quarter of 2018, 3M recorded a gain related to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring, the sale of its polymer additives compounding business, and a gain on final closing adjustments from a prior divestiture which, in aggregate, resulted in a net pre-tax gain of $24 million ($19 million after tax). In the second quarter of 2018, 3M recorded a pre-tax gain of $12 million ($10 million after tax) related to the sale of its abrasive glass products business. In the fourth quarter of 2018, 3M recorded a gain of $2 million related to an earnout from a previous divestiture. Additionally, in 2018, 3M completed the sale of substantially all of its Communication Markets Division and reflected a pre-tax gain of $509 million ($410 million after tax).

Divestiture-related restructuring actions:

●	In the second quarter 2020, following the divestiture of substantially all of the drug delivery business (see Note 3) management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. As a result, 3M recorded a second quarter 2020 pre-tax charge of $55 million ($46 million after tax) and made a subsequent immaterial adjustment thereto. Refer to Note 5 for further details.

●	During 2018, management approved and committed to undertake certain restructuring actions as further described in Note 5, related to addressing corporate functional costs following the Communication Markets Division divestiture resulting in a 2018 pre-tax charge of $127 million ($110 million after tax), net of adjustments for reductions in cost estimates of $10 million.

Loss on deconsolidation of Venezuelan subsidiary:

●	In the second quarter of 2019, 3M recorded a pre-tax charge of $162 million related to the deconsolidation of the Company’s Venezuelan subsidiary as further discussed in Note 1.

Measurement period accounting for TCJA:

●	3M recorded a net tax expense of $176 million in 2018 as a measurement period adjustment to the enactment of the 2017 Tax Cuts and Jobs Act (TCJA). See Note 10 for additional information.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Year ended December 31, 2018 GAAP	$7,207	22.0%	$7,000	$1,637	23.4%	$5,349	$8.89
Adjustments for special items:
Significant litigation-related charges/benefits	897		897	127		770	1.28
Gain/loss on sale of businesses	(547)		(547)	(107)		(440)	(0.73)
Divestiture-related restructuring actions	127		127	17		110	0.18
Measurement period accounting for TCJA	—		—	(176)		176	0.29
Year ended December 31, 2018 adjusted amounts (non-GAAP measures)	$7,684	23.5%	$7,477	$1,498	20.0%	$5,965	$9.91

Year ended December 31, 2019 GAAP	$6,174	19.2%	$5,712	$1,130	19.8%	$4,570	$7.81	(12.1)%
Adjustments for special items:
Significant litigation-related charges/benefits	762		762	172		590	1.01
Gain/loss on sale of businesses	(114)		(114)	15		(129)	(0.22)
Loss on deconsolidation of Venezuelan subsidiary	—		162	—		162	0.28
Year ended December 31, 2019 adjusted amounts (non-GAAP measures)	$6,822	21.2%	$6,522	$1,317	20.2%	$5,193	$8.88	(10.4)%

Year ended December 31, 2020 GAAP	$7,161	22.3%	$6,711	$1,318	19.6%	$5,384	$9.25	18.4%
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.07)
Gain/loss on sale of businesses	(389)		(389)	(86)		(303)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Year ended December 31, 2020 adjusted amounts (non-GAAP measures)	$6,844	21.3%	$6,394	$1,297	20.3%	$5,088	$8.74	(1.5)%

Year 2020 sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the years ended December 31, 2020 and 2019. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2020 verses 2019 results, including Corporate and Unallocated. Refer to Note 19 for additional information on business segments, including Elimination of Dual Credit.

							2020 vs 2019
	2020			2019			% change
	Net	% of	Oper.	Net	% of	Oper.	Net	Oper.
(Dollars in millions)	Sales	Total	Income	Sales	Total	Income	Sales	Income
Business Segments
Safety and Industrial	$11,767	36.6%	$3,054	$11,514	35.8%	$2,510	2.2%	21.7%
Transportation and Electronics	8,827	27.4	1,927	9,591	29.8	2,221	(8.0)	(13.3)
Health Care	8,345	25.9	1,828	7,431	23.1	1,858	12.3	(1.6)
Consumer	5,336	16.6	1,249	5,151	16.0	1,124	3.6	11.2
Corporate and Unallocated	(1)	—	(363)	110	0.3	(1,130)	—	—
Elimination of Dual Credit	(2,090)	(6.5)	(534)	(1,661)	(5.0)	(409)	—	—
Total Company	$32,184	100.0%	$7,161	$32,136	100.0%	$6,174	0.1%	16.0%

	Year ended December 31, 2020
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	3.5%	—%	(0.6)%	(0.7)%	2.2%
Transportation and Electronics	(7.1)	—	(1.1)	0.2	(8.0)
Health Care	1.0	15.5	(4.1)	(0.1)	12.3
Consumer	4.1	—	—	(0.5)	3.6
Total Company	(1.7)%	3.5%	(1.4)%	(0.3)%	0.1%

Year 2020 sales results by geographic area/business segment:

Percent change information compares the year ended December 31, 2020 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2020
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$16,525	$9,569	$6,109	$(19)	$32,184
% of worldwide sales	51.3%	29.7%	19.0%	—	100.0%
Components of net sales change:
Volume — organic	(1.2)%	(2.9)%	(4.0)%	—	(2.3)%
Price	1.0	(0.5)	1.2	—	0.6
Organic local-currency sales	(0.2)	(3.4)	(2.8)	—	(1.7)
Acquisitions	5.5	0.7	2.8	—	3.5
Divestitures	(1.5)	(0.2)	(2.9)	—	(1.4)
Translation	(1.3)	0.6	1.0	—	(0.3)
Total sales change	2.5%	(2.3)%	(1.9)%	—	0.1%

Total sales change:
Safety and Industrial	2.8%	(1.4)%	4.7%	—	2.2%
Transportation and Electronics	(15.4)%	(2.4)%	(12.9)%	—	(8.0)%
Health Care	20.5%	(0.8)%	3.8%	—	12.3%
Consumer	5.2%	(1.3)%	1.5%	—	3.6%

Organic local-currency sales change:
Safety and Industrial	5.0%	(1.5)%	5.6%	—	3.5%
Transportation and Electronics	(11.4)%	(2.8)%	(13.8)%	—	(7.1)%
Health Care	3.9%	(6.0)%	0.2%	—	1.0%
Consumer	6.3%	(2.2)%	0.1%	—	4.1%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 6 percent and organic-local currency sales increased 1 percent. Total sales in Mexico decreased 14 percent while organic local-currency sales decreased 12 percent. In Canada, total sales decreased 1 percent as organic local-currency sales decreases of 4 percent were partially offset by acquisition-related sales growth. In Brazil, total sales decreased 17 percent while organic local-currency sales increased 7 percent, as organic sales growth was more than offset by foreign currency translation impacts.
●	In the Asia Pacific geographic area, China total sales increased 4 percent and organic local-currency sales increased 3 percent. In Japan, total sales decreased 3 percent and organic local currency sales decreased 7 percent.

Foreign currency translation decreased year-on-year sales by 0.3 percent, while selling prices increased by 0.6 percent year-on-year for 2020, with price growth in EMEA and Americas, while Asia Pacific decreased.

Year 2019 sales results by geographic area/business segment:

Percent change information compares the full year 2019 with the full year 2018, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2019
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$16,124	$9,796	$6,226	$(10)	$32,136
% of worldwide sales	50.1%	30.5%	19.4%	—	100.0%
Components of net sales change:
Volume — organic	(1.5)%	(2.8)%	(2.2)%	—	(2.1)%
Price	0.8	(0.1)	1.3	—	0.6
Organic local-currency sales	(0.7)	(2.9)	(0.9)	—	(1.5)
Acquisitions	3.5	0.3	1.0	—	2.0
Divestitures	(0.6)	(0.2)	(1.9)	—	(0.7)
Translation	(0.6)	(1.7)	(4.6)	—	(1.7)
Total sales change	1.6%	(4.5)%	(6.4)%	—	(1.9)%

Total sales change:
Safety and Industrial	(5.3)%	(7.6)%	(11.0)%	—	(7.2)%
Transportation and Electronics	(3.8)%	(5.3)%	(6.6)%	—	(5.1)%
Health Care	15.5%	2.5%	0.6%	—	8.9%
Consumer	2.2%	(2.8)%	(4.6)%	—	0.5%

Organic local-currency sales change:
Safety and Industrial	(3.3)%	(4.7)%	(2.4)%	—	(3.4)%
Transportation and Electronics	(3.3)%	(4.1)%	(2.2)%	—	(3.6)%
Health Care	1.1%	3.1%	1.4%	—	1.5%
Consumer	2.6%	(1.1)%	0.4%	—	1.7%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 2 percent and organic-local currency decreased 1 percent. Total sales remained flat in Mexico, as organic local-currency sales increases of 1 percent were partially offset by lost sales from divested businesses and foreign currency translation impacts. In Canada, total sales and organic local currency increased 3 percent. In Brazil, total sales decreased 4 percent, as organic local-currency sales growth of 3 percent was more than offset by foreign currency translation impacts.
●	In the Asia Pacific geographic area, China total sales decreased 7 percent and organic local-currency sales decreased 4 percent. In Japan, total sales decreased 2 percent and organic local currency sales decreased 3 percent.

Foreign currency translation decreased year-on-year sales by 1.7 percent, while selling prices increased by 0.6 percent year-on-year for 2019, with price growth in EMEA and Americas, while Asia Pacific was flat.

Managing currency risks:

The stronger U.S. dollar had a negative impact on sales in full year 2020 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings for full year 2020 compared to the same period last year. 3M utilizes a number of tools to hedge currency risk related to earnings. 3M uses natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $8.1 billion of operating cash flow in 2020, an increase of $1.0 billion when compared to 2019. This increase was primarily due to cost saving actions taken in response to COVID-19 and lower year-on-year significant litigation-related charges and the timing of associated payments. This followed an operating cash flow increase of $631 million when comparing 2019 to 2018. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In 2020, the Company purchased $0.4 billion of its own stock, compared to purchases of $1.4 billion in 2019. As of December 31, 2020, approximately $7.8 billion remained available under the authorization. In the first quarter of 2020, the Company suspended repurchases under its board-approved share repurchase program with other repurchase activity limited to 3M’s stock compensation plans. The Company plans to resume share purchases in 2021. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This marked the 63rd consecutive year of dividend increases for 3M.

Raw materials:

In 2020, the coronavirus (COVID-19) pandemic caused fluctuations in supply markets. Generally, as demand for certain COVID-related products surged, 3M saw a corresponding tightening in supply and some degree of price inflation in associated markets. Within the supply chain of less essential products, 3M experienced raw material price deflation as economies slowed and certain producers scaled back or idled operations. Conversely, as markets re-opened and demand increased, the Company experienced raw material price inflation with some level of stabilization late in the year.

In response, the Company continued to deploy productivity projects to minimize the impact of raw material inflation and market supply challenges, including input management, reformulations, and multi-sourcing activities. Overall, on a consolidated basis, 3M experienced net raw material deflation in 2020. To date, the Company is receiving sufficient quantities of all raw materials to meet its reasonably foreseeable production requirements. It is difficult to predict future shortages of raw materials or the impact any such shortages would have. 3M has avoided disruption to its manufacturing operations through careful management of existing raw material inventories, strategic relationships with key suppliers, and development as well as qualification of additional supply sources. 3M manages spend category price risks through negotiated supply contracts and price protection agreements. In addition, 3M evaluates suppliers’ conformance with environmental and social compliance requirements.

Pension and postretirement defined benefit/contribution plans:

On a worldwide basis, 3M’s pension and postretirement plans were 87 percent funded at year-end 2020. The primary U.S. qualified pension plan, which is approximately 67 percent of the worldwide pension obligation, was 91 percent funded and the international pension plans were 93 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2020 for the primary U.S. qualified pension plan were 13.6%, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2021 is 6.50%. The primary U.S. qualified pension plan year-end 2020 discount rate was 2.55%, down 0.70 percentage points from the year-end 2019 discount rate of 3.25%. The decrease in U.S. discount rates resulted in an increased valuation of the projected benefit obligation (PBO). The primary U.S. qualified pension plan’s funded status decreased 1 percentage point in 2020 due to the higher PBO resulting from the discount rate decrease and partially offset by higher return on assets. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 13 (Pension and Postretirement Benefit Plans).

3M expects to contribute approximately $100 million to $200 million of cash to its global defined benefit pension and postretirement plans in 2021. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021. 3M expects global defined benefit pension and postretirement expense in 2021 to decrease by approximately $40 million pre-tax when compared to 2020. Refer to “Critical Accounting Estimates” within MD&A and Note 13 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

(Percent of net sales)	2020	2019	2020 versus 2019
Cost of sales	51.6%	53.4%	(1.8)%
Selling, general and administrative expenses (SG&A)	21.5	21.9	(0.4)
Research, development and related expenses (R&D)	5.8	5.9	(0.1)
Gain on sale of businesses	(1.2)	(0.4)	(0.8)
Operating income margin	22.3%	19.2%	3.1%

Operating income margins increased year over year for 2020. The increase from 2019 to 2020 was primarily driven by lower significant litigation-related charges and higher gains on divestitures (net of divestiture-related restructuring actions) year-on-year. These items are further described in the Certain amounts adjusted for special items - (non-GAAP measures) section above. A number of factors impact the various income statement line items. Expanded discussion of each of the income statement line items follows in the various sections below.

In 2020 the Company’s operating expenses were impacted by factors described in the preceding Overview – Consideration of COVID-19 section above.

In 2020 and 2019, 3M approved and committed to certain restructuring actions that impacted cost of sales, SG&A, and R&D (see Note 5 for additional details). In addition to actions related to divestitures (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section), for 2020 these included charges to address certain COVID-related impacts and actions to further enhance its operational and marketing capabilities. In 2019, charges included actions in light of slower than expected 2019 sales and associated with realigning its organizational structure and operating model.

Pension and postretirement service cost expense is recorded in cost of sales, SG&A, and R&D. In total, 3M’s defined benefit pension and postretirement service cost expense increased $31 million in 2020. Refer to Note 13 (Pension and Postretirement Plans) for the service cost components of net periodic benefit costs.

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

Cost of sales, measured as a percent of sales, decreased during 2020 when compared to 2019. Decreases were related to lower significant litigation-related charges taken in 2020, which were partially offset by 2020 COVID-related net impacts, including period expenses of unabsorbed manufacturing costs, in addition to higher restructuring action charges taken in 2020 along with certain related follow-on accelerated depreciation. In addition, selling prices increased year-on-year by 0.6 percent for full year 2020, and lower raw material costs reduced cost of sales as a percentage of sales.

Selling, General and Administrative Expenses:

SG&A in dollars decreased slightly in 2020 when compared to 2019. The decrease was driven by cost saving actions taken in response to COVID-19, in addition to benefits from prior year restructuring (and adjustments thereto in 2020). Additional factors that decreased SG&A in 2020 also include lower year-on-year impact related to significant litigation-related charges. In terms of SG&A as a percent of sales, partially offsetting these decreases was the overall effect of the COVID-19 pandemic on sales that resulted in higher costs as a percent of sales. SG&A was also impacted by increased spending year-on-year related to Acelity, which was acquired in the fourth quarter of 2019.

Research, Development and Related Expenses:

R&D in dollars decreased slightly in 2020 when compared to 2019 and remained relatively consistent as a percent of sales at 5.8% in 2020 compared to 5.9% in 2019. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. Incremental R&D spending in 2020 included activities related to the Acelity business acquired in the fourth quarter of 2019. 3M also experienced lower year-on-year restructuring activities impacting R&D.

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

Operating Income Margin:

3M uses operating income as one of its primary business segment performance measurement tools. Refer to the table below for a reconciliation of operating income margins for 2020 and 2019.

	Year ended December 31,
(Percent of net sales)	2020	2019
Same period last year	19.2%	22.0%
Significant litigation-related charges/benefits	2.4	2.7
Gain/loss on sale of businesses	(0.4)	(1.6)
Divestiture-related restructuring actions	—	0.4
Same period last year, excluding special items	21.2%	23.5%
Increase/(decrease) in operating income margin, due to:
Organic volume/productivity and other	(0.1)	(1.7)
Non divestiture-related restructuring actions	0.2	(0.8)
Acquisitions/divestitures	(0.5)	(0.6)
Selling price and raw material impact	0.7	0.4
Foreign exchange impacts	(0.2)	0.4
Current period, excluding special items	21.3%	21.2%
Significant litigation-related charges/benefits	—	(2.4)
Gain/loss on sale of businesses	1.2	0.4
Divestiture-related restructuring actions	(0.2)	—
Current period	22.3%	19.2%

Year 2020 operating income:

Operating income margins increased 3.1 percentage points in 2020 when compared to 2019. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items – (non-GAAP measures) section above, operating margins increased 0.1 percentage points to 21.3 percent in 2020 when compared to 2019.

Additional discussion related to the components of the year-on-year change in operating income margins follows:

Organic volume/productivity and other:

●	Lower organic volume growth in 2020 as a result of significant COVID-19 related impacts, in addition to COVID-related net factors described in the preceding Overview—Consideration of COVID-19 section, decreased operating income margins year-on-year. 3M also experienced year-over-year increased costs as a result of the regular review of its respirator mask liabilities and certain follow-on accelerated depreciation following some of the restructuring described below. Partially offsetting this net decrease were year-on-year net gains related to certain property sales (in 2020 with Safety and Industrial and in 2019 within Corporate and Unallocated) in addition to benefits recognized in 2020 related to the restructuring and other actions taken in 2019 (and the adjustments thereto in 2020) along with continued cost management and productivity efforts.
●	Operating income margins decreased year-on-year due to higher defined benefit pension and postretirement service cost expense.

Non divestiture-related restructuring actions:

●	3M recorded non divestiture-related restructuring charges that impacted operating income aggregating $195 million in 2020. These included charges in the second quarter of 2020 to address certain COVID-related impacts and in the fourth quarter as 3M initiated actions to further enhance its operational and marketing capabilities. In 2019, charges included $246 million impacting operating income (and $36 million impacting other expense (income)) as the Company committed to actions in light of slower than expected 2019 sales and associated with realigning its organizational structure and operating model. See Note 5 for additional details.
●	The year-on-year impact of the non divestiture-related restructuring charges taken in 2020 and 2019 increased operating income margins.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the ongoing integration of M*Modal and Acelity, which decreased operating income margins year-on-year.
●	Divestiture impacts, which includes lost operating income from divested businesses, increased operating income margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices in addition to lower raw material cost impacts benefited operating income margins year-on-year for 2020.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) decreased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for 2020 and 2019 included the $17 million and $762 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section).

Gain/loss on sale of businesses:

●	2020 and 2019 included gains of $389 million and $114 million, respectively, on sale of businesses. See the Certain amounts adjusted for special items - (non-GAAP measures) section for more information.

Divestiture-related restructuring actions:

●	Operating income margins for full year 2020 included the $55 million second quarter impact as a result of certain restructuring actions following the divestiture of substantially all of the drug delivery business addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. Refer to Note 5 for further details. This item was also discussed earlier in the Certain amounts adjusted for special items - (non-GAAP measures) section.

Year 2019 operating income:

Operating income margins decreased 2.8 percentage points for the full year 2019 when compared to full year 2018. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items – (non-GAAP measures) section above, operating margins decreased 2.3 percentage points to 21.2 percent in 2019 when compared to 2018.

Organic volume/productivity and other:

●	Negative organic local sales volume growth as a result of softness in certain end markets and channel inventory adjustments, along with actions taken by 3M in response to lower sales volumes and high inventory levels, which resulted in lower manufacturing and inventory absorption, reduced operating margins. Partially offsetting these impacts were benefits from restructuring actions taken in the second quarter of 2019.
●	Operating income margins increased year-on-year due to lower defined benefit pension and postretirement service cost expense.

Non divestiture-related restructuring actions:

●	During the second quarter of 2019, in light of slower than expected 2019 sales, and additionally in the fourth quarter to realign 3M’s organizational structure and operating model, management approved and committed to undertake certain restructuring actions. The resulting charges included $246 million impacting operating income (and $36 million impacting other expense (income)). See Note 5 for additional details.

Acquisitions/divestitures:

●	Acquisition-related impacts relate to the on-going integration of M*Modal and Acelity, which decreased operating income margins year-on-year.
●	Divestiture impacts include the lost operating income from divested businesses, which increased operating income margins year-on-year and primarily relate to the divestiture of the Communication Markets Division.
●	Remaining stranded costs from the 2018 divestiture of the Communication Markets Division also reduced operating margins year-on-year.

Selling price and raw material impact:

●	Higher selling prices, partially offset by raw material cost increases, benefited operating income margins year-on-year for 2019.

Foreign exchange impacts:

●	Foreign currency effects (net of hedge gains) increased operating income margins year-on-year.

Significant litigation-related charges:

●	Operating income margins for 2018 and 2019 included the $897 million and $762 million impact, respectively, of significant litigation-related charges (as discussed earlier in the Certain amounts adjusted special items - (non-GAAP measures) section.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

The decrease in other expense (income) during 2020 was primarily due to the 2019 impact of deconsolidation of the Company’s Venezuelan subsidiary. Refer to Note 1 for additional details.

Interest expense (net of interest income) increased during 2020 and 2019. The increase in 2020 was due to higher U.S. average debt balances and lower year-on-year interest income driven by lower average interest rates on cash balances. 2020 interest expense also included an early debt extinguishment charge in conjunction with the repayment of notes in December 2020. The increase in 2019 was driven by higher U.S. average debt balances, partially offset by the year-on-year increase in interest income driven by higher balances in cash, cash equivalents and marketable securities during the year resulting from the proceeds from debt issuances in advance of the October 2019 Acelity acquisition.

In addition, other expense (income) was impacted by lower year-on-year pension and postretirement net periodic benefit non-service benefits for 2020 and 2019, respectively. The lower year-on-year benefit in 2020 was primarily due to the increased expense from lower December 31, 2019 discount rates. The decreases in 2019 was primarily due to the charge associated with the voluntary retirement program taken in the second quarter of 2019 in addition to the pension settlement charges in the fourth quarter of 2019 related to employee retirements. Refer to Note 13 for additional details.

Provision for Income Taxes:

(Percent of pre-tax income)	2020	2019
Effective tax rate	19.6%	19.8%

The effective tax rate for 2020 was 19.6 percent, a decrease of 0.2 percentage points when compared to 2019. The effective tax rate for 2019 was 19.8 percent, compared to 23.4 percent in 2018, a decrease of 3.6 percentage points. Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 10.

3M currently estimates its effective tax rate for 2021 will be approximately 20 to 21 percent.

The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 10 for further discussion of income taxes.

Income from Unconsolidated Subsidiaries, Net of Taxes:

(Millions)	2020	2019
Income (loss) from unconsolidated subsidiaries, net of taxes	$(5)	$—

Income (loss) from unconsolidated subsidiaries, net of taxes, is primarily attributable to the Company’s ownership interest in Kindeva using the equity method of accounting following 3M’s divestiture of the drug delivery business in 2020. See Note 3 for further discussion.

Net Income Attributable to Noncontrolling Interest:

(Millions)	2020	2019
Net income (loss) attributable to noncontrolling interest	$4	$12

Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, decreased pre-tax income by $81 million in 2020 and increased pre-tax income by $1 million in 2019. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $21 million in 2020 and increased pre-tax income by approximately $201 million in 2019. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 14 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

PERFORMANCE BY BUSINESS SEGMENT

Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 19. Effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets. Also, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) has been updated for all periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments.

As discussed in Note 19, 3M discloses business segment operating income as its measure of segment profit/loss, reconciled to both total 3M operating income and income before taxes. Business segment operating income includes dual credit for certain related operating income (as described below in “Elimination of Dual Credit”). Business segment operating income excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated”). Additionally, the following special items are excluded from business segment operating income and, instead, are included within Corporate and Unallocated: significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions.

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

Corporate and Unallocated net operating loss decreased by $767 million in 2020 when compared to 2019.

Special Items

Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section and Note 5 for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.

Other Corporate Expense - Net

Other corporate operating expenses increased in 2020. The increases were due to year-over-year increased net costs as a result of the regular review of 3M’s respirator mask liabilities, lower year-on-year gains from certain property sales reflected in Corporate and Unallocated, in addition to transition service and other arrangement costs, net of income, post-divestiture of the Company’s former drug delivery business in 2020, and increased legal expenses. These increases were partially offset by lower year-on-year non divestiture-related restructuring costs reflected in Corporate and Unallocated.

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

The following discusses total year results for 2020 compared to 2019 and 2019 compared to 2018, for each business segment. Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Safety and Industrial Business (36.6% of consolidated sales):

	2020	2019
Sales (millions)	$11,767	$11,514
Sales change analysis:
Organic local-currency	3.5%	(3.4)%
Divestitures	(0.6)	(1.7)
Translation	(0.7)	(2.1)
Total sales change	2.2%	(7.2)%

Business segment operating income (millions)	$3,054	$2,510
Percent change	21.7%	(12.2)%
Percent of sales	26.0%	21.8%

Year 2020 results:

Sales in Safety and Industrial totaled $11.8 billion, an increase of 2.2 percent compared to the same period last year. Organic local-currency sales increased 3.5 percent, divestitures decreased sales by 0.6 percent, and foreign currency translation decreased sales by 0.7 percent.

On an organic local-currency sales basis:

●	Sales increased in personal safety and roofing granules, while industrial adhesives and tapes, electrical markets, closure and masking systems, automotive aftermarket, and abrasives sales declined year-on-year.
●	Strong growth related to unprecedented demand for respirators as a result of the COVID-19 pandemic was partially offset by softness that impacted sales growth across most of the Company’s general industrial-related portfolio.

Divestitures:

●	2018 divestitures that impacted 2019 results relate to the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring (first quarter 2018), and it’s abrasives glass products business (second quarter of 2018).
●	Also in 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Business segment operating income margins increased 4.2 percentage points, primarily related to strong productivity, continued cost discipline and benefits from certain property sale, 2019 restructuring and other actions.

Year 2019 results:

Sales in Safety and Industrial totaled $11.5 billion, down 7.2 percent in U.S. dollars, compared to full year 2018. Organic local-currency sales decreased 3.4 percent, divestitures decreased sales by 1.7 percent, and foreign currency translation decreased sales by 2.1 percent.

On an organic local-currency sales basis:

●	Sales increased in roofing granules and personal safety, while electrical markets, industrial adhesives and tapes, abrasives, automotive aftermarket, and closure and masking systems declined year-on-year.

Divestitures:

●	In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring.
●	In May 2018, 3M divested an abrasives glass products business.
●	In 2018, 3M completed the sale of substantially all of its Communication Markets Division.
●	In August 2019, 3M completed the sale of its gas and flame detection business.

Business segment operating income:

●	Operating income margins decreased 1.2 percentage points, primarily related to sales declines, particularly in Asia Pacific and the U.S, in addition to inventory reductions and restructuring impacts.

Transportation and Electronics Business (27.4% of consolidated sales):

	2020	2019
Sales (millions)	$8,827	$9,591
Sales change analysis:
Organic local-currency	(7.1)%	(3.6)%
Divestitures	(1.1)	—
Translation	0.2	(1.5)
Total sales change	(8.0)%	(5.1)%

Business segment operating income (millions)	$1,927	$2,221
Percent change	(13.3)%	(16.0)%
Percent of sales	21.8%	23.2%

Year 2020 results:

Sales in Transportation and Electronics totaled $8.8 billion, down 8.0 percent in U.S. dollars. Organic local-currency sales decreased 7.1 percent, divestitures decreased sales by 1.1 percent, and foreign currency translation increased sales by 0.2 percent.

On an organic local-currency sales basis:

●	Sales declined in transportation safety, advanced materials, commercial solutions, and automotive and aerospace. Automotive and aerospace was primarily impacted by the decline in global car and light truck builds. Commercial solutions and transportation safety were impacted by soft-end markets such as hospitality, advertising and highway infrastructure due to social distancing and work-from-home protocols as a result of COVID-19.
●	Sales increased in 3M’s electronics-related businesses. Electronics-related growth was led by demand for semiconductor, data center, and factory automation end-markets, and was partially offset by softness in the consumer electronics end-market.

Divestitures:

●	In January 2020, 3M completed the sale of its advanced ballistic-protection business. Refer to Note 3 for details.

Business segment operating income:

●	Business segment operating income margins decreased 1.4 percentage points, primarily related to lower sales and reduced productivity in key end-markets due to COVID-19 related impacts, partially offset by continued cost discipline and benefits from last year’s restructuring actions.

Year 2019 results:

Sales in Transportation and Electronics totaled $9.6 billion, down 5.1 percent in U.S. dollars. Organic local-currency sales decreased 3.6 percent, and foreign currency translation decreased sales by 1.5 percent.

On an organic local-currency sales basis:

●	Sales increased in advanced materials and transportation safety, while commercial solutions and automotive and aerospace solutions declined.
●	Automotive and aerospace was impacted by the decline in global car and light truck builds along with channel inventory reductions within its Automotive OEM business, particularly in China.
●	Sales decreased 6 percent in 3M’s electronics-related businesses, with decreases in both display materials and systems and electronics materials solutions. Electronics-related growth was impacted by soft consumer electronics and factory automation end markets in addition to channel inventory adjustments.
●	Sales decreased 4 percent in Asia Pacific, where 3M’s electronics business is concentrated.

Business segment operating income:

●	Operating income margins decreased 3.0 percentage points, primarily impacted by continued sales declines, particularly in Asia Pacific and the U.S, in addition to inventory reductions. Operating income margins were also impacted by the restructuring charges initiated in 2019.

Health Care Business (25.9% of consolidated sales):

	2020	2019
Sales (millions)	$8,345	$7,431
Sales change analysis:
Organic local-currency	1.0%	1.5%
Acquisitions	15.5	9.4
Divestitures	(4.1)	—
Translation	(0.1)	(2.0)
Total sales change	12.3%	8.9%

Business segment operating income (millions)	$1,828	$1,858
Percent change	(1.6)%	(3.1)%
Percent of sales	21.9%	25.0%

Year 2020 results:

Sales in Health Care totaled $8.3 billion, up 12.3 percent in U.S. dollars. Organic local-currency sales increased 1.0 percent, acquisitions increased sales by 15.5 percent, divestitures decreased sales by 4.1 percent, and foreign currency translation decreased sales by 0.1 percent.

On an organic local-currency sales basis:

●	Sales increased in medical solutions, separation and purification sciences, and food safety, while sales decreased in health information systems and oral care.
●	Increases in healthcare volumes benefited both medical solutions and oral care after significant disruptions in the second quarter, with strong pandemic-related demand for disposable respirators resulting in increased sales for medical solutions, while oral care sales decreased year-on-year. In addition, health information systems decreased due to hospitals remaining cautious relative to their information technology investments.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.
●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income:

●	Operating income margins decreased 3.1 percentage points year-on-year, driven by impacts related to the Acelity acquisition in addition to significant sales declines in oral care during the second quarter of 2020, partially offset by continued cost discipline and benefits from 2019 restructuring and other costs.

Year 2019 results:

Sales in Health Care totaled $7.4 billion, up 8.9 percent in U.S. dollars. Organic local-currency sales increased 1.5 percent, acquisitions increased sales 9.4 percent, and foreign currency translation decreased sales by 2.0 percent.

On an organic local-currency sales basis:

●	Sales increased in health information systems, food safety, and medical solutions, while separation and purification sciences decreased, and oral care was flat.
●	Drug delivery declined year-on-year, as continued softness in the business negatively impacted overall Health Care organic growth.

Acquisitions:

●	In February 2019, 3M acquired M*Modal, a leading healthcare technology provider of cloud-based, conversational artificial intelligence-powered systems that help physicians efficiently capture and improve the patient narrative.
●	In October 2019, 3M completed the acquisition of Acelity Inc. and its KCI subsidiaries, a leading global medical technology company focused on advanced wound care and specialty surgical applications.

Divestitures:

●	In the first quarter of 2018, 3M completed the sale of its polymer additives compounding business.
●	In the first quarter of 2019, the Company sold certain oral care technology comprising a business.

Business segment operating income:

●	Operating income margins decreased 3.1 percentage points year-on-year.

Consumer Business (16.6% of consolidated sales):

	2020	2019
Sales (millions)	$5,336	$5,151
Sales change analysis:
Organic local-currency	4.1%	1.7%
Translation	(0.5)	(1.2)
Total sales change	3.6%	0.5%

Business segment operating income (millions)	$1,249	$1,124
Percent change	11.2%	3.7%
Percent of sales	23.4%	21.8%

Year 2020 results:

Sales in Consumer totaled $5.3 billion, an increase of 3.6 percent in U.S. dollars. Organic local-currency sales increased 4.1 percent and foreign currency translation decreased sales by 0.5 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement and home care, while consumer health care and stationery and office declined.
●	Stationery and office declined year-on-year as a result of many business offices and schools remaining partially or fully closed due to the pandemic.
●	Sales showed continued strength in the Company’s CommandTM, FiltreteTM, Scotch BlueTM, Scotch BriteTM, and MeguiarsTM brands.

Business segment operating income:

●	Operating income margins increased 1.6 percentage points year-on-year as a result of strong organic sales growth and continued cost discipline.

Year 2019 results:

Sales in Consumer totaled $5.2 billion, an increase of 0.5 percent in U.S. dollars. Organic local-currency sales increased 1.7 percent and foreign currency translation decreased sales by 1.2 percent.

On an organic local-currency sales basis:

●	Sales grew in home improvement, while home care and stationery and office were flat. Consumer health care decreased year on year.
●	Geographically, the U.S. showed particular strength in the Company’s FiltreteTM and CommandTM brands, while Asia Pacific was impacted by lower consumer demand for respiratory solutions.

Business segment operating income:

●	Operating income margins increased 0.7 percentage points year-on-year. Increases in operating income margins were primarily due to benefits from portfolio and footprint actions taken, partially offset by the restructuring charges initiated in 2019.

PERFORMANCE BY GEOGRAPHIC AREA

While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 2 and Note 19.

Refer to the “Overview” section for a summary of net sales by geographic area and business segment.

Geographic Area Supplemental Information

							Property, Plant and
							Equipment - net
	Employees as of December 31,			Capital Spending			as of December 31,
(Millions, except Employees)	2020	2019	2018	2020	2019	2018	2020	2019
Americas	56,042	56,027	53,661	$943	$1,218	$1,044	$5,752	$5,873
Asia Pacific	18,271	18,724	18,971	235	241	238	1,662	1,637
Europe, Middle East and Africa	20,674	21,412	20,884	323	240	295	2,007	1,823
Total Company	94,987	96,163	93,516	$1,501	$1,699	$1,577	$9,421	$9,333

Employment:

Employment decreased by approximately 1,200 positions in 2020 and increased by approximately 2,600 positions in 2019. The above table includes the impact of acquisitions (which involved approximately 5,500 positions in 2019), net of divestitures and other actions.

Capital Spending/Net Property, Plant and Equipment:

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In 2020, 63 percent of 3M’s capital spending was within the Americas, followed by Europe, Middle East and Africa, and Asia Pacific. 3M is increasing its investment in manufacturing and sourcing capability in order to more closely align its product capability with its sales in major geographic areas in order to best serve its customers throughout the world with proprietary, automated, efficient, safe and sustainable processes. Capital spending is discussed in more detail later in MD&A in the section entitled “Cash Flows from Investing Activities.”

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

Using this methodology, the Company determined discount rates for its plans as follow:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2020 Liability:
Benefit obligation	2.55%	1.38%	2.35%
2021 Net Periodic Benefit Cost Components:
Service cost	2.84%	1.23%	2.71%
Interest cost	1.93%	1.13%	1.68%

Another significant element in determining the Company’s pension expense is the expected return on plan assets. The expected return on plan assets for the primary U.S. qualified pension plan is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2021 is 6.50%, a decrease from 6.75% in 2020. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plans is 4.36% for 2021 compared to 4.70% for 2020. Refer to Note 13 for information on how the 2020 rates were determined.

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

For the year ended December 31, 2020, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $456 million and a benefit of $50 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $406 million, up from $357 million in 2019.

In 2021, defined benefit pension and postretirement service cost expense is anticipated to total approximately $497 million while non-service pension and postretirement net benefit costs is anticipated to be a benefit of approximately $130 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of $367 million, a decrease of approximately $40 million compared to 2020.

The table below summarizes the impact on 2021 pension expense for the U.S. and international pension plans of a 0.25 percentage point increase/decrease in the expected long-term rate of return on plan assets and discount rate assumptions used to measure plan liabilities and 2020 net periodic benefit cost. The table assumes all other factors are held constant, including the slope of the discount rate yield curves.

	Increase (Decrease) in Net Periodic Benefit Cost
	Discount Rate		Expected Return on Assets
(Millions)	-0.25%	+0.25%	-0.25%	+0.25%
U.S. pension plans	$34	$(34)	$39	$(39)
International pension plans	27	(28)	21	(17)

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

Assessments of long-lived assets and goodwill

As of December 31, 2020, net property, plant and equipment totaled $9.4 billion and net identifiable intangible assets totaled $5.8 billion, of which $0.7 billion related to indefinite-lived tradenames. In addition, 3M goodwill totaled approximately $13.8 billion as of December 31, 2020. Long-lived assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount exceeds the estimated undiscounted cash flows from the asset’s or asset group’s ongoing use and eventual disposition. If an impairment is identified, the amount of the impairment loss recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Intangible assets with an indefinite life, namely certain tradenames, are not amortized. Indefinite-lived intangible assets are tested for impairment annually and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. An impairment loss would be recognized when the fair value is less than the carrying value of the indefinite-lived intangible asset. Goodwill is tested for impairment annually in the fourth quarter of each year, as further discussed below, and is tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the long-lived assets or goodwill would be impaired.

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

As of December 31, 2020, the $0.7 billion of indefinite-lived tradenames primarily relates to Capital Safety (acquired in 2015), whose tradenames ($520 million at acquisition date) have been in existence for over 60 years (refer to Note 4 for more detail). The primary valuation technique used in estimating the fair value of indefinite lived intangible assets (tradenames) is a discounted cash flow approach. Specifically, a relief of royalty rate is applied to estimated sales, with the resulting amounts then discounted using an appropriate market/technology discount rate. The relief of royalty rate is the estimated royalty rate a market participant would pay to acquire the right to market/produce the product. In the first quarter of 2020, 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets in 2020. Based on annual impairment testing in the third quarter of 2020, no additional impairment was indicated.

3M goodwill totaled approximately $13.8 billion as of December 31, 2020. 3M’s annual goodwill impairment testing is performed in the fourth quarter of each year. Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but are required to be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units correspond to a division. 3M did not combine any of its reporting units for impairment testing. An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, and the loss would equal that difference. The estimated fair value of a reporting unit is determined using earnings for the reporting unit multiplied by a price/earnings ratio for comparable industry groups, or by using a discounted cash flow analysis. 3M typically uses the price/earnings ratio approach for stable and growing businesses that have a long history and track record of generating positive operating income and cash flows. 3M uses the discounted cash flow approach for start-up, loss position and declining businesses, in addition to using for businesses where the price/earnings ratio valuation method indicates additional review is warranted. 3M also uses discounted cash flow as an additional tool for businesses that may be growing at a slower rate than planned due to economic or other conditions. Where applicable, 3M uses a weighted-average discounted cash flow analysis for certain divisions, using projected cash flows that were weighted based on different sales growth and terminal value assumptions, among other factors. The weighting was based on management’s estimates of the likelihood of each scenario occurring.

As described in Note 19, effective in the first quarter of 2020, the Company changed its business segment reporting. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units, the results of which were immaterial. In conjunction with the change in segment reporting, 3M completed an assessment indicating no goodwill impairment existed as a result of this new segment structure. The discussion that follows relates to the separate fourth quarter 2020 annual impairment test and is in the context of the reporting unit structure that existed at that time.

Based on the annual test in the fourth quarter of 2020, no goodwill impairment was indicated for any of the reporting units. As of October 1, 2020, 3M had 22 primary reporting units, with ten reporting units accounting for approximately 93 percent of the goodwill. These ten reporting units were comprised of the following divisions: Advanced Materials, Display Materials and Systems, Electronics Materials Solutions, Health Information Systems, Industrial Adhesives and Tapes, Medical Solutions, Oral Care Solutions, Personal Safety, Separation and Purification Sciences, and Transportation Safety.

3M is a highly integrated enterprise, where businesses share technology and leverage common fundamental strengths and capabilities, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses that have no goodwill associated with them.

3M will continue to monitor its reporting units and asset groups in 2021 for any triggering events or other indicators of impairment.

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

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The Company also continues to actively manage its portfolio to maximize value for shareholders. Given uncertainty arising from COVID-19, the Company suspended repurchases under its board-approved share repurchase program effective March 2020 with other repurchase activity limited to 3M’s stock compensation plans. 3M will continue to return cash to shareholders through dividends and plans to resume share repurchases in 2021. 3M maintains strong liquidity and further added to its liquidity position through the issuance of $1.75 billion in registered notes in March 2020. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 for further information on earnings considered to be reinvested indefinitely.

3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. At December 31, 2020, there was no commercial paper issued and outstanding.

Total Debt:

The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an A1 credit rating with a negative outlook from Moody’s Investors Service and an A+ credit rating with negative outlook from Standard and Poor’s.

The Company’s total debt was $1.5 billion lower at December 31, 2020 when compared to December 31, 2019. Decreases in debt are further described in Note 12 and include the repayment of aggregate $445 million principal amount of Third Lien Notes subject to in-substance defeasance, 650 million euros and $500 million aggregate principal amount of floating-rate medium-term notes that matured, the December 2020 repayment of $1 billion aggregate principal amount of notes related to make-whole-call offers, lower commercial paper balance, and the repayment of the 80 billion Japanese yen and 150 million euro credit facilities. These decreases were partially offset by the March 2020 issuance of $1.75 billion of registered notes. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. The Company has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the transition period.

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

As of December 31, 2020, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2020 with an expiration date of November 2021. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at December 31, 2020. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2020, this ratio was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.

Apart from the committed credit facilities described above, in September 2019, 3M entered into a credit facility initially expiring in July 2020 that was further extended to August 2021 in the amount of 80 billion Japanese yen. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. During the third quarter of 2020, the Company paid the outstanding balances and closed these credit facilities. The Company also had $273 million in stand-alone letters of credit and bank guarantees issued and outstanding at December 31, 2020. These instruments are utilized in connection with normal business activities.

Cash, Cash Equivalents and Marketable Securities:

At December 31, 2020, 3M had $5.1 billion of cash, cash equivalents and marketable securities, of which approximately $2.8 billion was held by the Company’s foreign subsidiaries and approximately $2.3 billion was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2019, 3M had $2.5 billion of cash, cash equivalents and marketable securities, of which approximately $2.4 billion was held by the Company’s foreign subsidiaries and approximately $100 million was held by the United States. The increase from December 31, 2019 primarily resulted from strong cash flow from operations, reduced capital expenditures, and lower share repurchases.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of December 31, 2020 and 2019.

	December 31,		2020 versus
(Millions)	2020	2019	2019
Total debt	$18,795	$20,313	$(1,518)
Less: Cash, cash equivalents and marketable securities	5,068	2,494	2,574
Net debt (non-GAAP measure)	$13,727	$17,819	$(4,092)

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

Working Capital (non-GAAP measure):

	December 31,		2020 versus
(Millions)	2020	2019	2019
Current assets	$14,982	$12,971	$2,011
Less: Current liabilities	7,948	9,222	(1,274)
Working capital (non-GAAP measure)	$7,034	$3,749	$3,285

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

Working capital increased $3.3 billion compared with December 31, 2019. Balance changes in current assets increased working capital by $2.0 billion, driven by increases in cash and cash equivalents and inventory, partially offset by decreases in accounts receivable. Balance changes in current liabilities increased working capital by $1.3 billion, primarily due to decreases in short-term borrowing and the current portion of long-term debt.

Accounts receivable decreased $86 million from December 31, 2019, primarily due to ongoing collection management and increased expected credit losses on customer receivables related to COVID-19 uncertainty. Inventory increased $105 million from December 31, 2019 primarily as a result of foreign currency impacts. These increases were partially offset by inventory decreases as a result of the divestiture of the drug delivery business.

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

In 2020, ROIC of 18.2 percent was higher than 2019. The increase was driven by the lower year-over-year impact of significant litigation-related charges in addition to the non-repeating charge from the 2019 deconsolidation of the Company’s Venezuela subsidiary. 2019 ROIC was also negatively impacted by the increase in cash and cash equivalents in anticipation of the funding of the acquisition of Acelity.

Years ended December 31
(Millions)	2020	2019

Return on Invested Capital (non-GAAP measure)
Net income including non-controlling interest	$5,388	$4,582
Interest expense (after-tax) (1)	425	359
Adjusted net income (Return)	$5,813	$4,941

Average shareholders' equity (including non-controlling interest) (2)	$11,500	$10,198
Average short-term and long-term debt (3)	20,413	17,982
Average invested capital	$31,913	$28,180

Return on invested capital (non-GAAP measure)	18.2%	17.5%

(1) Effective income tax rate used for interest expense	19.6%	19.8%

(2) Calculation of average equity (includes non-controlling interest)
Ending total equity as of:
March 31	$10,209	$9,757
June 30	10,915	10,142
September 30	11,943	10,764
December 31	12,931	10,126
Average total equity	$11,500	$10,198

(3) Calculation of average debt
Ending short-term and long-term debt as of:
March 31	$22,495	$16,370
June 30	20,762	15,806
September 30	19,598	19,439
December 31	18,795	20,313
Average short-term and long-term debt	$20,413	$17,982

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

Cash Flows from Operating Activities:

Years Ended December 31
(Millions)	2020	2019
Net income including noncontrolling interest	$5,388	$4,582
Depreciation and amortization	1,911	1,593
Company pension and postretirement contributions	(156)	(210)
Company pension and postretirement expense	406	357
Stock-based compensation expense	262	278
Gain on sale of businesses	(389)	(111)
Income taxes (deferred and accrued income taxes)	(33)	(68)
Loss on deconsolidation of Venezuelan subsidiary	—	162
Accounts receivable	165	345
Inventories	(91)	370
Accounts payable	252	(117)
Other — net	398	(111)
Net cash provided by operating activities	$8,113	$7,070

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In 2020, cash flows provided by operating activities increased $1.0 billion compared to the same period last year, with this increase primarily due to cost saving actions taken in response to COVID-19 and lower year-on-year significant litigation-related charges and the timing of associated payments. The combination of accounts receivable, inventories and accounts payable improved operating cash flow by $326 million in 2020, compared to an operating cash flow improvement of $598 million in 2019. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

Years ended December 31
(Millions)	2020	2019
Purchases of property, plant and equipment (PP&E)	$(1,501)	$(1,699)
Proceeds from sale of PP&E and other assets	128	123
Acquisitions, net of cash acquired	(25)	(4,984)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	232	(192)
Proceeds from sale of businesses, net of cash sold	576	236
Other — net	10	72
Net cash provided by (used in) investing activities	$(580)	$(6,444)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. In 2020, 3M reduced overall spending in light of uncertainty regarding COVID-19, but continued to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand. The Company expects 2021 capital spending to be approximately $1.8 billion to $2.0 billion as 3M continues to invest in growth, productivity and sustainability.

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Acquisitions, net of cash acquired, in 2020 primarily relate to the payment made for contingent consideration in regards to the Acelity acquisition. Proceeds from sale of businesses in 2020 primarily relate to the sales of the Company’s advanced ballistic-protection business and its drug delivery business. Acquisitions, net of cash acquired, in 2019 primarily include the purchase of M*Modal and Acelity Inc. Proceeds from sale of businesses in 2019 primarily relate to the sale of certain oral care technology comprising a business and the gas and flame detection business.

Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. In 2020 these included the maturity of the held-to-maturity debt security that was purchased to satisfy the redemption of the Third Lien Notes (which matured in May 2020). Refer to Note 11 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.

Cash Flows from Financing Activities:

Years ended December 31
(Millions)	2020	2019
Change in short-term debt — net	$(143)	$(316)
Repayment of debt (maturities greater than 90 days)	(3,482)	(2,716)
Proceeds from debt (maturities greater than 90 days)	1,750	6,281
Total cash change in debt	$(1,875)	$3,249
Purchases of treasury stock	(368)	(1,407)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	429	547
Dividends paid to stockholders	(3,388)	(3,316)
Other — net	(98)	(197)
Net cash used in financing activities	$(5,300)	$(1,124)

2020 Debt Activity:

Total debt was approximately $18.8 billion at December 31, 2020 and $20.3 billion at December 31, 2019. Repayment of debt primarily consists of the aggregate $445 million principal amount of Third Lien Notes and the 650 million euros and $500 million aggregate principal amount of floating-rate medium-term notes that matured in May 2020 and August 2020, respectively. During the third quarter of 2020, the Company paid the outstanding balances on their Japanese yen and euro credit facilities. In addition, $1.0 billion aggregate principal amount of notes maturing in September 2021 were repaid in December 2020 via make-whole-call offers. Increases in debt were related to the March 2020 issuance of $1.75 billion in registered notes. There was no outstanding commercial paper at December 31, 2020, as compared to $150 million at December 31, 2019. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.

2019 Debt Activity:

Total debt was approximately $5.7 billion higher at December 31, 2019 when compared to December 31, 2018. Increases in debt related to the first quarter and third quarter 2019 issuances of $2.25 billion of medium-term notes and $3.25 billion of other registered notes, respectively, 69 billion Japanese yen (approximately $632 million at December 31, 2019 exchange rates) outstanding from the 80 billion Japanese yen credit facility established in September 2019, 150 million euros (approximately $168 million at December 31, 2019 exchange rates) outstanding credit facility established in November 2019, and $0.5 billion of debt assumed and not yet repaid as a result of the Company’s acquisition of Acelity Inc. Repayment of debt primarily consists of the June 2019 repayment of $625 million aggregate principal amount of fixed-rate medium-term notes that had matured, in addition to debt assumed and subsequently repaid as a result of the Company’s acquisitions of M*Modal and Acelity Inc. as discussed in Note 3. Outstanding commercial paper decreased $285 million from December 31, 2018 to December 31, 2019. Refer to Note 12 for more detail regarding debt.

Repurchases of Common Stock:

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In 2020, the Company purchased $0.4 billion of its own stock, compared to purchases of $1.4 billion in 2019. As of December 31, 2020, approximately $7.8 billion remained available under the authorization. In the first quarter of 2020, the Company suspended repurchases under its board-approved share repurchase program with other repurchase activity limited to 3M’s stock compensation plans. The Company plans to resume share purchases in 2021. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Dividends Paid to Shareholders:

Cash dividends paid to shareholders totaled $3.388 billion ($5.88 per share) in 2020, $3.316 billion ($5.76 per share) in 2019, and $3.193 billion ($5.44 per share) in 2018. 3M has paid dividends since 1916. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.92 per share and marked the 63rd consecutive year of dividend increases.

Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in cash overdraft balances, and principal payments for finance leases.

Free Cash Flow (non-GAAP measure):

Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. The first quarter of each year is typically 3M’s seasonal low for free cash flow and free cash flow conversion. Below find a recap of free cash flow and free cash flow conversion.

Refer to the preceding “Cash Flows from Operating Activities” and “Cash Flows from Investing Activities” sections for discussion of items that impacted the operating cash flow and purchases of PP&E components of the calculation of free cash flow. Refer to the preceding “Results of Operations” section for discussion of items that impacted the net income attributable to 3M component of the calculation of free cash flow conversion.

Free cash flow conversion grew to 123% in 2020 compared to 118% in 2019 as increases in free cash flow out-paced increases in net income attributable to 3M.

Years ended December 31
(Millions)	2020	2019

Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$8,113	$7,070
Net cash provided by (used in) investing activities	(580)	(6,444)
Net cash provided by (used in) financing activities	(5,300)	(1,124)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$8,113	$7,070
Purchases of property, plant and equipment	(1,501)	(1,699)
Free cash flow	$6,612	$5,371
Net income attributable to 3M	$5,384	$4,570
Free cash flow conversion	123%	118%

Off-Balance Sheet Arrangements and Contractual Obligations:

As of December 31, 2020, the Company has not utilized special purpose entities to facilitate off-balance sheet financing arrangements. Refer to the section entitled “Warranties/Guarantees” in Note 16 for discussion of accrued product warranty liabilities and guarantees.

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

Contractual Obligations

A summary of the Company’s significant contractual obligations as of December 31, 2020, follows:

		Payments due by year
							After
(Millions)	Total	2021	2022	2023	2024	2025	2025
Total debt (Note 12)	$18,795	$806	$1,659	$1,878	$1,100	$1,790	$11,562
Interest on long-term debt	6,540	501	475	449	416	389	4,310
Operating leases (Note 17)	930	273	201	141	93	60	162
Finance leases (Note 17)	123	20	18	18	16	10	41
Tax Cuts and Jobs Act (TCJA) transition tax (Note 10)	653	69	69	129	172	214	—
Unconditional purchase obligations and other	1,735	1,027	330	218	97	48	15
Total contractual cash obligations	$28,776	$2,696	$2,752	$2,833	$1,894	$2,511	$16,090

As a result of put provisions associated with certain debt instruments, long-term debt payments due in 2021 include floating rate notes totaling $53 million (classified as current portion of long-term debt).

In conjunction with the 2017 Tax Cuts and Jobs Act (TCJA), the Company has a transition tax liability that is payable over 8 years beginning in 2018. See Note 10 for additional details.

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

Other obligations, included in the preceding table within the caption entitled “Unconditional purchase obligations and other” include the current portion of the liability for uncertain tax positions under ASC 740, which is expected to be paid out in cash in the next 12 months, when applicable. The Company is not able to reasonably estimate the timing of the long-term payments, or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the total net tax liability of $933 million is excluded from the preceding table. In addition, the transition tax prescribed under the Tax Cuts and Jobs Act (TCJA) is separately included in the table above. Refer to Note 10 for further details. Additionally, included within the caption entitled “Unconditional purchase obligations and other” are operating lease commitments that have not yet commenced, which as of December 31, 2020, totaled approximately $18 million. These commitments pertain to 3M’s right of use buildings.

As discussed in Note 13, the Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021 and Company contributions to its U.S. and international pension plans are expected to be largely discretionary in future years; therefore, amounts related to these plans are not included in the preceding table.

FINANCIAL INSTRUMENTS

The Company enters into foreign exchange forward contracts, options and swaps to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. The Company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company manages commodity price risks through negotiated supply contracts and price protection agreements.

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

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties.

Foreign Exchange Rates Risk:

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may dedesignate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months. In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. As circumstances warrant, the Company also uses foreign currency forward contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts designated as either cash flow hedges or net investment hedges was $2.3 billion at December 31, 2020. The dollar equivalent gross notional amount of the Company’s foreign exchange forward and option contracts not designated as hedging instruments was $3.2 billion at December 31, 2020. In addition, as of December 31, 2020, the Company had 3.5 billion Euros in principal amount of foreign currency denominated debt designated as non-derivative hedging instruments in certain net investment hedges as discussed in Note 14 in the “Net Investment Hedges” section.

Interest Rates Risk:

The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The dollar equivalent (based on inception date foreign currency exchange rates) gross notional amount of the Company’s interest rate swaps at December 31, 2020 was $403 million. Additional details about 3M’s long-term debt can be found in Note 12, including references to information regarding derivatives and/or hedging instruments, further discussed in Note 14, associated with the Company’s long-term debt.

Commodity Prices Risk:

The Company manages commodity price risks through negotiated supply contracts and price protection agreements. The related mark-to-market gain or loss on qualifying hedges was included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affected earnings.

Value At Risk:

The value at risk analysis is performed annually to assess the Company’s sensitivity to changes in currency rates, interest rates, and commodity prices. A Monte Carlo simulation technique was used to test the impact on after-tax earnings related to debt instruments, interest rate derivatives and underlying foreign exchange and commodity exposures outstanding at December 31, 2020. The model (third-party bank dataset) used a 95 percent confidence level over a 12-month time horizon. The exposure to changes in currency rates model used nine currencies, interest rates related to two currencies, and commodity prices related to five commodities. This model does not purport to represent what actually will be experienced by the Company. This model does not include foreign currency hedges, because the Company believes their inclusion would not materially impact the results. The following table summarizes the possible adverse and positive impacts to after-tax earnings related to these exposures.

	Adverse impact on after-tax		Positive impact on after-tax
	earnings		earnings
(Millions)	2020	2019	2020	2019
Foreign exchange rates	$(169)	$(133)	$175	$137
Interest rates	(1)	(11)	2	10
Commodity prices	—	(2)	—	1

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

3M Company

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

3M Company

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of 3M Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of 3M Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 4, 2021

We have served as the Company’s auditor since 1975.

3M Company and Subsidiaries

Consolidated Statement of Income

Years ended December 31

(Millions, except per share amounts)	2020	2019	2018
Net sales	$32,184	$32,136	$32,765
Operating expenses
Cost of sales	16,605	17,136	16,682
Selling, general and administrative expenses	6,929	7,029	7,602
Research, development and related expenses	1,878	1,911	1,821
Gain on sale of businesses	(389)	(114)	(547)
Total operating expenses	25,023	25,962	25,558
Operating income	7,161	6,174	7,207

Other expense (income), net	450	462	207

Income before income taxes	6,711	5,712	7,000
Provision for income taxes	1,318	1,130	1,637
Income of consolidated group	$5,393	$4,582	$5,363

Income (loss) from unconsolidated subsidiaries, net of taxes	(5)	—	—
Net income including noncontrolling interest	$5,388	$4,582	$5,363

Less: Net income (loss) attributable to noncontrolling interest	4	12	14

Net income attributable to 3M	$5,384	$4,570	$5,349

Weighted average 3M common shares outstanding — basic	577.6	577.0	588.5
Earnings per share attributable to 3M common shareholders — basic	$9.32	$7.92	$9.09

Weighted average 3M common shares outstanding — diluted	582.2	585.1	602.0
Earnings per share attributable to 3M common shareholders — diluted	$9.25	$7.81	$8.89

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

Years ended December 31

(Millions)	2020	2019	2018
Net income including noncontrolling interest	$5,388	$4,582	$5,363
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	447	211	(467)
Defined benefit pension and postretirement plans adjustment	171	(560)	444
Cash flow hedging instruments	(142)	(72)	176
Total other comprehensive income (loss), net of tax	476	(421)	153
Comprehensive income (loss) including noncontrolling interest	5,864	4,161	5,516
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(11)	(8)
Comprehensive income (loss) attributable to 3M	$5,862	$4,150	$5,508

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

At December 31

(Dollars in millions, except per share amount)	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,634	$2,353
Marketable securities — current	404	98
Accounts receivable — net of allowances of $233 and $161	4,705	4,791
Inventories
Finished goods	2,081	2,003
Work in process	1,226	1,194
Raw materials and supplies	932	937
Total inventories	4,239	4,134
Prepaids	675	704
Other current assets	325	891
Total current assets	14,982	12,971
Property, plant and equipment	26,650	26,124
Less: Accumulated depreciation	(17,229)	(16,791)
Property, plant and equipment — net	9,421	9,333
Operating lease right of use assets	864	858
Goodwill	13,802	13,444
Intangible assets — net	5,835	6,379
Other assets	2,440	1,674
Total assets	$47,344	$44,659
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$806	$2,795
Accounts payable	2,561	2,228
Accrued payroll	747	702
Accrued income taxes	300	194
Operating lease liabilities — current	256	247
Other current liabilities	3,278	3,056
Total current liabilities	7,948	9,222

Long-term debt	17,989	17,518
Pension and postretirement benefits	4,405	3,911
Operating lease liabilities	609	607
Other liabilities	3,462	3,275
Total liabilities	$34,413	$34,533
Commitments and contingencies (Note 16)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - December 31, 2020: 577,749,638
Shares outstanding - December 31, 2019: 575,184,835
Additional paid-in capital	6,162	5,907
Retained earnings	43,761	42,135
Treasury stock, at cost:	(29,404)	(29,849)
Accumulated other comprehensive income (loss)	(7,661)	(8,139)
Total 3M Company shareholders’ equity	12,867	10,063
Noncontrolling interest	64	63
Total equity	$12,931	$10,126
Total liabilities and equity	$47,344	$44,659

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Changes in Equity

Years Ended December 31

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Dollars in millions, except per share amounts)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2017	$11,622	$5,361	$39,115	$(25,887)	$(7,026)	$59

Net income	5,363		5,349			14
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(467)				(461)	(6)
Defined benefit pension and post-retirement plans adjustment	444				444	—
Cash flow hedging instruments - unrealized gain (loss)	176				176	—
Total other comprehensive income (loss), net of tax	153
Dividends declared ($5.44 per share, Note 8)	(3,193)		(3,193)
Transfer of ownership involving non-wholly owned subsidiaries	—		14		1	(15)
Stock-based compensation	291	291
Reacquired stock	(4,888)			(4,888)
Issuances pursuant to stock option and benefit plans	500		(649)	1,149
Balance at December 31, 2018	$9,848	$5,652	$40,636	$(29,626)	$(6,866)	$52

Impact of adoption of ASU No. 2018-02	—		853		(853)
Impact of adoption of ASU No. 2016-02	14		14
Net income	4,582		4,570			12
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	211				212	(1)
Defined benefit pension and post-retirement plans adjustment	(560)				(560)	—
Cash flow hedging instruments - unrealized gain (loss)	(72)				(72)	—
Total other comprehensive income (loss), net of tax	(421)
Dividends declared ($5.76 per share, Note 8)	(3,316)		(3,316)
Stock-based compensation	264	264
Reacquired stock	(1,381)			(1,381)
Issuances pursuant to stock option and benefit plans	536		(622)	1,158
Balance at December 31, 2019	$10,126	$5,916	$42,135	$(29,849)	$(8,139)	$63

Net income	5,388		5,384			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	447				449	(2)
Defined benefit pension and post-retirement plans adjustment	171				171	—
Cash flow hedging instruments - unrealized gain (loss)	(142)				(142)	—
Total other comprehensive income (loss), net of tax	476
Dividends declared ($5.88 per share, Note 8)	(3,388)		(3,388)
Purchase of non-controlling interest	(1)					(1)
Stock-based compensation	255	255
Reacquired stock	(358)			(358)
Issuances pursuant to stock option and benefit plans	433		(370)	803
Balance at December 31, 2020	$12,931	$6,171	$43,761	$(29,404)	$(7,661)	$64

Supplemental share information	2020	2019	2018
Treasury stock
Beginning balance	368,848,221	367,457,888	349,148,819
Reacquired stock	2,286,109	7,575,647	23,526,293
Issuances pursuant to stock options and benefit plans	(4,850,912)	(6,185,314)	(5,217,224)
Ending balance	366,283,418	368,848,221	367,457,888

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

Years ended December 31

(Millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income including noncontrolling interest	$5,388	$4,582	$5,363
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,911	1,593	1,488
Company pension and postretirement contributions	(156)	(210)	(370)
Company pension and postretirement expense	406	357	410
Stock-based compensation expense	262	278	302
Gain on sale of businesses	(389)	(111)	(545)
Deferred income taxes	(165)	(273)	(57)
Loss on deconsolidation of Venezuelan subsidiary	—	162	—
Changes in assets and liabilities
Accounts receivable	165	345	(305)
Inventories	(91)	370	(509)
Accounts payable	252	(117)	408
Accrued income taxes (current and long-term)	132	205	134
Other — net	398	(111)	120
Net cash provided by (used in) operating activities	8,113	7,070	6,439

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,501)	(1,699)	(1,577)
Proceeds from sale of PP&E and other assets	128	123	262
Acquisitions, net of cash acquired	(25)	(4,984)	13
Purchases of marketable securities and investments	(1,579)	(1,635)	(1,828)
Proceeds from maturities and sale of marketable securities and investments	1,811	1,443	2,497
Proceeds from sale of businesses, net of cash sold	576	236	846
Other — net	10	72	9
Net cash provided by (used in) investing activities	(580)	(6,444)	222

Cash Flows from Financing Activities
Change in short-term debt — net	(143)	(316)	(284)
Repayment of debt (maturities greater than 90 days)	(3,482)	(2,716)	(1,034)
Proceeds from debt (maturities greater than 90 days)	1,750	6,281	2,251
Purchases of treasury stock	(368)	(1,407)	(4,870)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	429	547	485
Dividends paid to shareholders	(3,388)	(3,316)	(3,193)
Other — net	(98)	(197)	(56)
Net cash provided by (used in) financing activities	(5,300)	(1,124)	(6,701)

Effect of exchange rate changes on cash and cash equivalents	48	(2)	(160)

Net increase (decrease) in cash and cash equivalents	2,281	(500)	(200)
Cash and cash equivalents at beginning of year	2,353	2,853	3,053
Cash and cash equivalents at end of period	$4,634	$2,353	$2,853

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

As described in Note 19, effective in the first quarter of 2020, the Company changed its business segment reporting in its continuing effort to improve the alignment of businesses around markets and customers. Additionally, the Company consolidated the way it presents geographic area net sales by providing an aggregate Americas geographic region (combining former United States and Latin America and Canada areas). Also, effective in the second quarter of 2020, the measure of segment operating performance used by 3M’s chief operating decision maker changed and, as a result, the Company’s disclosed measure of segment profit/loss has been updated. Information provided herein reflects the impact of these changes for all periods presented.

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

Conditional asset retirement obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations exist for certain long-term assets of the Company. The obligation is initially measured at fair value using expected present value techniques. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $145 million and $137 million at December 31, 2020 and 2019, respectively.

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

Intangible assets: Intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. Intangible assets with a definite life are amortized over a period ranging from four to twenty years on a systematic and rational basis (generally straight line) that is representative of the asset’s use. The estimated useful lives vary by category, with customer-related largely between ten to twenty years, patents largely between seven to twenty years, other technology-based largely between four to twenty years, definite lived tradenames largely between six and twenty years, and other intangibles largely between five to eight years. Intangible assets are removed from their respective gross asset and accumulated amortization accounts when they are no longer in use. Refer to Note 4 for additional details on the gross amount and accumulated amortization of the Company’s intangible assets. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, within “Research, development and related expenses.”

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

The Company recognizes revenue from the rental of durable medical devices in accordance with the guidance of ASC 842, Leases. The Company recognizes rental revenue based on the length of time a device is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers. The leases are short-term in nature, generally providing for daily or monthly pricing, and are all classified as operating leases.

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

Advertising and merchandising: These costs are charged to operations in the period incurred, and totaled $278 million in 2020, $348 million in 2019 and $396 million in 2018.

Research, development and related expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.878 billion in 2020, $1.911 billion in 2019 and $1.821 billion in 2018. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.146 billion in 2020, $1.253 billion in 2019 and $1.253 billion in 2018. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures.

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

Income taxes: The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. As of December 31, 2020 and 2019, the Company had valuation allowances of $135 million and $158 million on its deferred tax assets, respectively. The Company recognizes and measures its uncertain tax positions based on the rules under ASC 740, Income Taxes.

Earnings per share: The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans during the years 2020, 2019 and 2018 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (18.1 million average options for 2020, 8.9 million average options for 2019, and 2.9 million average options for 2018). The computations for basic and diluted earnings per share for the years ended December 31 follow:

Earnings Per Share Computations

(Amounts in millions, except per share amounts)	2020	2019	2018
Numerator:
Net income attributable to 3M	$5,384	$4,570	$5,349

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	577.6	577.0	588.5
Dilution associated with the Company’s stock-based compensation plans	4.6	8.1	13.5
Denominator for weighted average 3M common shares outstanding – diluted	582.2	585.1	602.0

Earnings per share attributable to 3M common shareholders – basic	$9.32	$7.92	$9.09
Earnings per share attributable to 3M common shareholders – diluted	$9.25	$7.81	$8.89

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

Derivatives and hedging activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. The Company uses interest rate swaps, currency swaps, and foreign currency forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity market volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

Credit risk: The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties. 3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation.

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

After adoption of ASU 2016-02 and related standards in 2019, operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is 3M’s incremental borrowing rate or, if available, the rate implicit in the lease. 3M determines the incremental borrowing rate for leases using a portfolio approach based primarily on the lease term and the economic environment of the applicable country or region.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revised guidance for the accounting for credit losses on financial instruments within its scope, and through March 2020 issued ASUs that amended the standard (ASU No. 2018-19, ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-11, and ASU No. 2020-03). The new standard introduced an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modified the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. With respect to available-for-sale (AFS) debt securities, the ASU amended the current other-than-temporary impairment model. For such securities with unrealized losses, entities still consider if a portion of any impairment is related only to credit losses and therefore recognized as a reduction in income. However, rather than also reflecting that credit loss amount as a permanent reduction in cost (amortized cost) basis of that AFS debt security, the ASU requires that credit losses be reflected as an allowance. As a result, under certain circumstances, a recovery in value could result in previous allowances, or portions thereof, reversing back into income. For 3M, this ASU was effective January 1, 2020. Adoption of this ASU did not have a material impact due to the nature and extent of 3M’s financial instruments in scope for this ASU (primarily accounts receivable) and the historical, current and expected credit quality of its customers as of the date of adoption.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligned the accounting for implementation costs incurred in a cloud computing arrangement that is a service arrangement (i.e. hosting arrangement) with the guidance on capitalizing costs in ASC 350-40, Internal-Use Software. The ASU permitted either a prospective or retrospective transition approach. For 3M, the ASU was effective as of January 1, 2020, with the Company adopting on a prospective basis. Relevant capitalizable costs are included in prepaid expenses or other non-current assets, as applicable, prospectively beginning in 2020. Implementation costs incurred as part of 3M’s cloud-computing service arrangements were not material in 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021 issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These ASUs provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which is being phased out beginning at the end of 2021, to alternate reference rates, such as SOFR. These standards were effective upon issuance and allowed application to contract changes as early as January 1, 2020. These provisions may impact the Company as contract modifications and other changes occur during the LIBOR transition period. The Company continues to evaluate the optional relief guidance provided within these ASUs, has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the LIBOR transition period.

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Refer to Note 7 for deferred revenue balances at December 31, 2019 and 2020. Approximately $410 million of the December 31, 2019 balance was recognized as revenue during the year ended December 31, 2020, while approximately $600 million of the December 31, 2018 balance was recognized as revenue during the year ended December 31, 2019.

Operating Lease Revenue:

Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $586 million for the year ended December 31, 2020. Applicable rental revenue for the years ended December 31, 2019 and 2018 was not material.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Year ended
	December 31,
Net Sales (Millions)	2020	2019	2018
Abrasives	$1,180	$1,387	$1,512
Automotive Aftermarket	1,102	1,229	1,356
Closure and Masking Systems	993	1,111	1,224
Communication Markets	—	—	175
Electrical Markets	1,121	1,200	1,244
Industrial Adhesives and Tapes	2,562	2,689	2,841
Personal Safety	4,433	3,504	3,601
Roofing Granules	390	366	353
Other Safety and Industrial	(14)	28	108
Total Safety and Industrial Business Segment	$11,767	$11,514	$12,414

Advanced Materials	$1,036	$1,245	$1,236
Automotive and Aerospace	1,612	1,913	2,074
Commercial Solutions	1,529	1,785	1,863
Electronics	3,767	3,711	3,971
Transportation Safety	890	943	951
Other Transportation and Electronics	(7)	(6)	9
Total Transportation and Electronics Business Segment	$8,827	$9,591	$10,104

Drug Delivery	$146	$372	$407
Food Safety	342	341	328
Health Information Systems	1,140	1,177	837
Medical Solutions	4,787	3,439	3,073
Oral Care	1,076	1,321	1,353
Separation and Purification Sciences	853	791	817
Other Health Care	1	(10)	6
Total Health Care Business Group	$8,345	$7,431	$6,821

Consumer Health Care	$366	$379	$389
Home Care	1,066	991	1,013
Home Improvement	2,527	2,297	2,216
Stationery and Office	1,223	1,378	1,399
Other Consumer	154	106	110
Total Consumer Business Group	$5,336	$5,151	$5,127

Corporate and Unallocated	$(1)	$110	$50
Elimination of Dual Credit	(2,090)	(1,661)	(1,751)
Total Company	$32,184	$32,136	$32,765

	Year ended December 31, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$6,177	$2,805	$2,791	$(6)	$11,767
Transportation and Electronics	2,455	5,097	1,282	(7)	8,827
Health Care	5,062	1,478	1,809	(4)	8,345
Consumer	3,832	939	567	(2)	5,336
Corporate and Unallocated	(1)	—	—	—	(1)
Elimination of Dual Credit	(1,000)	(750)	(340)	—	(2,090)
Total Company	$16,525	$9,569	$6,109	$(19)	$32,184

	Year ended December 31, 2019
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$6,008	$2,844	$2,666	$(4)	$11,514
Transportation and Electronics	2,901	5,221	1,472	(3)	9,591
Health Care	4,200	1,490	1,743	(2)	7,431
Consumer	3,641	952	559	(1)	5,151
Corporate and Unallocated	109	—	1	—	110
Elimination of Dual Credit	(735)	(711)	(215)	—	(1,661)
Total Company	$16,124	$9,796	$6,226	$(10)	$32,136

	Year ended December 31, 2018
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$6,345	$3,076	$2,996	$(3)	$12,414
Transportation and Electronics	3,015	5,513	1,577	(1)	10,104
Health Care	3,636	1,453	1,733	(1)	6,821
Consumer	3,562	980	586	(1)	5,127
Corporate and Unallocated	51	—	—	(1)	50
Elimination of Dual Credit	(745)	(768)	(238)	—	(1,751)
Total Company	$15,864	$10,254	$6,654	$(7)	$32,765

Americas included United States net sales to customers of $13.9 billion, $13.2 billion and $12.8 billion in 2020, 2019 and 2018, respectively. Asia Pacific included China/Hong Kong net sales to customers of $3.5 billion, $3.3 billion and $3.6 billion in 2020, 2019, and 2018, respectively.

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

2020 acquisitions:

There were no acquisitions that closed during the year ended December 31, 2020.

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

In October 2019, the Company completed the acquisition of all of the ownership interests of Acelity Inc. and its KCI subsidiaries. Acelity is a leading global medical technology company focused on advanced wound care and specialty surgical applications marketed under the KCI brand. In the first quarter of 2020, the Company paid certain considerations previously accrued under the terms of related agreements. Adjustments in 2020 to the purchase price allocation were approximately $34 million and related to identification and valuation of certain acquired assets and liabilities. The change to provisional amounts did not result in material impacts to results of operations in 2020 or any portion related to earlier quarters in the measurement period. The allocation of purchase consideration related to Acelity was completed in the third quarter of 2020. Net sales and operating loss (inclusive of transaction and integration costs) of this business included in 3M’s consolidated results of operations in the fourth quarter of 2019 were approximately $350 million and $45 million, respectively. Acelity is reported within the Company’s Health Care business.

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

Divestitures:

3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. As discussed in Note 19 (Business Segments), gains/losses on sale of businesses are reflected in Corporate and Unallocated.

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

2018 divestitures:

In February 2018, 3M closed on the sale of certain personal safety product offerings primarily focused on noise, environmental, and heat stress monitoring to TSI, Inc. This business has annual sales of approximately $15 million. The transaction resulted in a pre-tax gain of less than $20 million. In addition, during the first quarter of 2018, 3M divested a polymer additives compounding business, formerly part of the Company’s Health Care business, and reflected a gain on final closing adjustments from a prior divestiture which, in aggregate, were not material. In May 2018, 3M divested an abrasives glass products business, formerly part of the Company’s Safety and Industrial business, with annual sales of approximately $10 million. The transaction resulted in a pre-tax gain of less than $15 million.

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

Operating income and held for sale amounts

The aggregate operating income of these businesses was approximately $40 million, $40 million, and $85 million in 2020, 2019, and 2018, respectively. The approximate amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as of December 31, 2019 included the following:

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

NOTE 4. Goodwill and Intangible Assets

Goodwill

There was no goodwill recorded from acquisitions during 2020. Goodwill from acquisitions total $3.5 billion in 2019, none of which was deductible for tax purposes. The acquisition activity in the following table also includes the net impact of adjustments to the preliminary allocation of purchase price within the one year measurement-period following prior acquisitions, which decreased goodwill by $34 million during 2020. The amounts in the “Translation and other” column in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2018	$4,716	$1,857	$3,248	$230	$10,051
Acquisition activity	—	—	3,469	—	3,469
Divestiture activity	(49)	—	—	—	(49)
Translation and other	(46)	(27)	22	24	(27)
Balance as of December 31, 2019	$4,621	$1,830	$6,739	$254	$13,444
Acquisition activity	—	—	(34)	—	(34)
Divestiture activity	—	(10)	(19)	—	(29)
Translation and other	66	38	306	11	421
Balance as of December 31, 2020	$4,687	$1,858	$6,992	$265	$13,802

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 19, effective in the first quarter of 2020, the Company changed its business segment reporting. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units, the results of which were immaterial. In conjunction with the change in segment reporting, 3M completed an assessment indicating no goodwill impairment existed as a result of this new segment structure. Goodwill balances reported above reflect these business segment reporting changes in the earliest period presented. The Company also completed its annual goodwill impairment test in the fourth quarter of 2020 for all reporting units and determined that no impairment existed. In addition, the Company had no impairments of goodwill in 2019 or 2018.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of December 31, follow:

	December 31,	December 31,
(Millions)	2020	2019
Customer related intangible assets	$4,280	$4,316
Patents	537	538
Other technology-based intangible assets	2,114	2,124
Definite-lived tradenames	1,178	1,158
Other amortizable intangible assets	104	125
Total gross carrying amount	$8,213	$8,261

Accumulated amortization — customer related	(1,422)	(1,180)
Accumulated amortization — patents	(512)	(499)
Accumulated amortization — other technology-based	(638)	(435)
Accumulated amortization — definite-lived tradenames	(385)	(316)
Accumulated amortization — other	(79)	(90)
Total accumulated amortization	$(3,036)	$(2,520)

Total finite-lived intangible assets — net	$5,177	$5,741

Non-amortizable intangible assets (primarily tradenames)	658	638
Total intangible assets — net	$5,835	$6,379

Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time. As discussed in Note 15, 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets in the first quarter of 2020.

Amortization expense for the years ended December 31 follows:

(Millions)	2020	2019	2018
Amortization expense	$537	$341	$249

Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2020 follows:

						After
(Millions)	2021	2022	2023	2024	2025	2025
Amortization expense	$528	$515	$488	$459	$428	$2,759

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

NOTE 5. Restructuring Actions

2020 Restructuring Actions:

Operational/Marketing Capability Restructuring:

In late 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. During the fourth quarter of 2020, management approved and committed to undertake associated restructuring actions impacting approximately 2,100 positions resulting in a pre-tax charge of $137 million. 3M is planning further actions under this initiative primarily in the second half of 2021. This aggregate initiative, spanning 2020 and 2021, is expected to impact approximately 2,900 positions worldwide with an expected pre-tax charge of $250 to $300 million. The related 2020 restructuring charges were recorded in the income statement as follows:

(Millions)	Fourth Quarter 2020
Cost of sales	$51
Selling, general and administrative expenses	79
Research, development and related expenses	7
Total operating income impact	$137

The business segment operating income impact of these restructuring charges is summarized as follows:

	Fourth Quarter 2020
(Millions)	Employee-Related	Asset-Related and Other	Total
Safety and Industrial	$36	$7	$43
Transportation and Electronics	16	12	28
Health Care	23	3	26
Consumer	10	1	11
Corporate and Unallocated	16	13	29
Total Operating Expense	$101	$36	$137

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the fourth quarter of 2020	$101	$36	$137
Non-cash changes	—	(36)	(36)
Accrued restructuring action balances as of December 31, 2020	$101	$—	$101

Remaining activities related to this restructuring actions approved and committed under this initiative in the 2020 are expected to be largely completed through 2021.

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

These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2020 pre-tax charge of $55 million, within Corporate and Unallocated. The divestiture-related restructuring actions were recorded in the income statement as follows:

(Millions)	Second Quarter 2020
Cost of sales	$42
Selling, general and administrative expenses	12
Research, development and related expenses	1
Total operating income impact	$55

Divestiture-related restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the second quarter of 2020	$32	$23	$55
Non-cash changes	—	(14)	(14)
Cash payments	(14)	—	(14)
Adjustments	(3)	—	(3)
Accrued divestiture-related restructuring action balances as of December 31, 2020	$15	$9	$24

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

(Millions)	Second Quarter 2020
Cost of sales	$13
Selling, general and administrative expenses	37
Research, development and related expenses	8
Total operating income impact	$58

The business segment operating income impact of these restructuring charges is summarized as follows:

	Second Quarter 2020
(Millions)	Employee-Related	Asset-Related and Other	Total
Safety and Industrial	$7	$—	$7
Transportation and Electronics	11	—	11
Health Care	12	—	12
Consumer	5	—	5
Corporate and Unallocated	—	23	23
Total Operating Expense	$35	$23	$58

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter of 2020	$35	$23	$58
Non-cash changes	—	(23)	(23)
Cash payments	(2)	—	(2)
Adjustments	(9)	—	(9)
Accrued restructuring action balances as of December 31, 2020	$24	$—	$24

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

The operating income impact of these restructuring charges are summarized by business segment as follows:

	Second and Fourth Quarter 2019
(Millions)	Employee-Related	Asset-Related	Total
Safety and Industrial	$50	$—	$50
Transportation and Electronics	31	—	31
Health Care	17	—	17
Consumer	8	—	8
Corporate and Unallocated	100	40	140
Total Operating Expense	$206	$40	$246

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter and fourth quarter of 2019	$242	$40	$282
Non-cash changes	(36)	(40)	(76)
Cash payments	(52)	—	(52)
Adjustments	(14)	—	(14)
Accrued restructuring action balances as of December 31, 2019	$140	$—	$140
Cash Payments	(51)	—	(51)
Adjustments	(59)	—	(59)
Accrued restructuring action balances as of December 31, 2020	$30	$—	$30

Adjustments in the table above reflect changes in estimates from factors such as additional natural attrition and redeployment as COVID-19 delayed the start of plan execution and update of costs associated with the mix of impacted roles. Remaining activities related to this restructuring are expected to be completed largely through early 2021.

2018 Restructuring Actions:

Divestiture-Related Restructuring

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

(Millions)	Second and Fourth Quarter 2018
Cost of sales	$27
Selling, general and administrative expenses	105
Research, development and related expenses	5
Total	$137

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related	Total
Expense incurred in the second quarter and fourth quarter of 2018	$125	$12	$137
Non-cash changes	—	(12)	(12)
Cash payments	(24)	—	(24)
Adjustments	(17)	—	(17)
Accrued restructuring action balances as of December 31, 2018	$84	$—	$84
Cash payments	(76)	—	(76)
Adjustments	(5)	—	(5)
Accrued restructuring action balances as of December 31, 2019	$3	$—	$3

Remaining activities related to this restructuring were substantially completed in 2019.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

(Millions)	2020	2019	2018
Interest expense	$529	$448	$350
Interest income	(29)	(80)	(70)
Pension and postretirement net periodic benefit cost (benefit)	(50)	(68)	(73)
Loss on deconsolidation of Venezuelan subsidiary	—	162	—
Total	$450	$462	$207

Interest expense includes an early debt extinguishment pre-tax charge of approximately $10 million in the fourth quarter of 2020.

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

NOTE 7. Supplemental Balance Sheet Information

Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2020	2019
Other current assets
Derivative assets-current	$34	$75
Held-to-maturity debt security held in trust	—	470
Insurance related (receivables, prepaid expenses and other)	125	172
Other	166	174
Total other current assets	$325	$891

Property, plant and equipment - at cost
Land	$338	$351
Buildings and leasehold improvements	8,021	7,877
Machinery and equipment	16,866	16,586
Construction in progress	1,425	1,310
Gross property, plant and equipment	26,650	26,124
Accumulated depreciation	(17,229)	(16,791)
Property, plant and equipment - net	$9,421	$9,333

Other assets
Deferred income taxes	$871	$521
Prepaid pension and post retirement	630	230
Insurance related receivables and other	49	67
Cash surrender value of life insurance policies	258	254
Equity method investments	134	70
Equity and other investments	80	126
Other	418	406
Total other assets	$2,440	$1,674

Other current liabilities
Accrued rebates	$639	$594
Deferred revenue	498	430
Derivative liabilities	81	17
Employee benefits and withholdings	192	229
Contingent liability claims and other	556	566
Property, sales-related and other taxes	308	247
Pension and postretirement benefits	71	67
Other	933	906
Total other current liabilities	$3,278	$3,056

Other liabilities
Long term income taxes payable	$1,511	$1,507
Employee benefits	410	312
Contingent liability claims and other	815	787
Finance lease obligations	93	111
Deferred income taxes	333	301
Other	300	257
Total other liabilities	$3,462	$3,275

NOTE 8. Supplemental Equity and Comprehensive Income Information

Common stock ($.01 par value per share) of 3.0 billion shares is authorized, with 944,033,056 shares issued as of December 31, 2020, 2019 and 2018. Preferred stock, without par value, of 10 million shares is authorized but unissued.

Cash dividends declared and paid totaled $1.47, $1.44, and $1.36 per share for each quarter in 2020, 2019 and 2018, respectively, which resulted in total year declared and paid dividends of $5.88, $5.76, and $5.44 per share, respectively.

In connection with 3M’s January 1, 2019 adoption of ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and ASU No. 2016-02, Leases, the Company recorded an increase in retained earnings of approximately $0.9 billion (with offsetting increase to accumulated other comprehensive loss for the same amount) and $14 million, respectively.

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

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at December 31, 2017, net of tax:	$(1,638)	$(5,276)	$(112)	$(7,026)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(414)	55	133	(226)
Amounts reclassified out	—	606	96	702
Total other comprehensive income (loss), before tax	(414)	661	229	476
Tax effect	(47)	(217)	(53)	(317)
Total other comprehensive income (loss), net of tax	(461)	444	176	159
Impact from purchase of subsidiary shares	1	—	—	1
Balance at December 31, 2018, net of tax:	$(2,098)	$(4,832)	$64	$(6,866)
Impact of adoption of ASU No. 2018-02	(13)	(817)	(23)	(853)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	102	(1,227)	(26)	(1,151)
Amounts reclassified out	142	459	(70)	531
Total other comprehensive income (loss), before tax	244	(768)	(96)	(620)
Tax effect	(32)	208	24	200
Total other comprehensive income (loss), net of tax	212	(560)	(72)	(420)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,209)	$(31)	$(8,139)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	387	(555)	(113)	(281)
Amounts reclassified out	—	676	(71)	605
Total other comprehensive income (loss), before tax	387	121	(184)	324
Tax effect	62	50	42	154
Total other comprehensive income (loss), net of tax	449	171	(142)	478
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,038)	$(173)	$(7,661)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amounts Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Year ended December 31,			Location on Income
(Millions)	2020	2019	2018	Statement
Cumulative translation adjustment
Deconsolidation of Venezuelan subsidiary	$—	$(142)	$—	Other (expense) income, net
Total before tax	—	(142)	—
Tax effect	—	—	—	Provision for income taxes
Net of tax	$—	$(142)	$—

Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(2)	$—	$—	See Note 13
Prior service benefit	62	69	76	See Note 13
Net actuarial loss	(716)	(478)	(678)	See Note 13
Curtailments/Settlements	(20)	(48)	(4)	See Note 13
Deconsolidation of Venezuelan subsidiary	—	(2)	—	Other (expense) income, net
Total before tax	(676)	(459)	(606)
Tax effect	161	110	145	Provision for income taxes
Net of tax	$(515)	$(349)	$(461)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$80	$74	$(95)	Cost of sales
Interest rate contracts	(9)	(4)	(1)	Interest expense
Total before tax	71	70	(96)
Tax effect	(17)	(17)	19	Provision for income taxes
Net of tax	$54	$53	$(77)
Total reclassifications for the period, net of tax	$(461)	$(438)	$(538)

NOTE 9. Supplemental Cash Flow Information

(Millions)	2020	2019	2018
Cash income tax payments, net of refunds	$1,351	$1,198	$1,560
Cash interest payments	524	370	314

Cash interest payments include interest paid on debt and finance lease balances. Cash interest payments exclude the cash paid for early debt extinguishment costs. Additional details are described in Note 12.

Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately.

NOTE 10. Income Taxes

Income Before Income Taxes

(Millions)	2020	2019	2018
United States	$3,720	$3,008	$3,487
International	2,991	2,704	3,513
Total	$6,711	$5,712	$7,000

Provision for Income Taxes

(Millions)	2020	2019	2018
Currently payable
Federal	$720	$534	$698
State	123	59	109
International	633	673	763
Tax Cuts and Jobs Act (TCJA) non-current transition tax provision	—	—	176
Deferred
Federal	(59)	(32)	(38)
State	(20)	(26)	(17)
International	(79)	(78)	(54)
Total	$1,318	$1,130	$1,637

Components of Deferred Tax Assets and Liabilities

(Millions)	2020	2019
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$232	$169
Product and other claims	338	280
Miscellaneous accruals	153	119
Pension costs	849	824
Stock-based compensation	231	218
Net operating/capital loss/tax credit carryforwards	148	150
Foreign tax credits	100	66
Currency translation	90	—
Inventory	54	70
Other	112	113
Gross deferred tax assets	2,307	2,009
Valuation allowance	(135)	(158)
Total deferred tax assets	$2,172	$1,851

Deferred tax liabilities:
Product and other insurance receivables	$(4)	$—
Accelerated depreciation	(607)	(580)
Intangible amortization	(1,023)	(1,021)
Currency translation	—	(30)
Other	—	—
Total deferred tax liabilities	$(1,634)	$(1,631)

Net deferred tax assets	$538	$220

The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. See Note 7 “Supplemental Balance Sheet Information” for further details.

As of December 31, 2020, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $108 million), state (approximately $84 million), and international (approximately $58 million), with all amounts before limitation impacts and valuation allowances. Federal tax attribute carryovers will expire after one to 10 years, the state after one to 11 years, and the international after one year to an indefinite carryover period. As of December 31, 2020, the Company has provided $135 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.

Reconciliation of Effective Income Tax Rate

	2020	2019	2018
Statutory U.S. tax rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	1.2	0.5	1.0
International income taxes - net	(1.2)	0.2	0.2
Global Intangible Low Taxed Income (GILTI)	0.8	1.8	1.1
Foreign Derived Intangible Income (FDII)	(1.8)	(2.9)	(1.3)
U.S. TCJA enactment - net impacts	—	—	2.5
U.S. research and development credit	(1.0)	(1.7)	(1.5)
Reserves for tax contingencies	0.5	2.3	1.2
Employee share-based payments	(0.5)	(1.3)	(1.4)
All other - net	0.6	(0.1)	0.6
Effective worldwide tax rate	19.6%	19.8%	23.4%

The effective tax rate for 2020 was 19.6 percent, compared to 19.8 percent in 2019, a decrease of 0.2 percentage points, impacted by several factors. Primary factors that decreased the effective tax rate for 2020 included geographical income mix and adjustments to uncertain tax positions. These decreases were partially offset by decreased benefit from stock options.

The effective tax rate for 2019 was 19.8 percent, compared to 23.4 percent in 2018, a decrease of 3.6 percentage points, impacted by several factors. Primary factors that decreased the effective tax rate for 2020 included prior year measurement period adjustments related to 2017 Tax Cuts and Jobs Act (TCJA), prior year resolution of the NRD lawsuit (as described in Note 16), and geographical income mix. These decreases were partially offset by the deconsolidation of the Venezuelan subsidiary, adjustments to uncertain tax positions, and significant litigation-related charges.

The TCJA was enacted in December 2017, after which the SEC staff issued Staff Accounting Bulletin (SAB) 118, which provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In connection with the enactment of the TCJA, the Company recorded net charges of $176 million as measurement period adjustments in 2018, which are comprised of both a transition tax in addition to a remeasurement of deferred tax assets/liabilities and other impacts.

The TCJA’s transition tax is payable over eight years beginning in 2018. As of December 31, 2020 and December 31, 2019, 3M reflected $584 million and $653 million, respectively, in long term income taxes payable. As of December 31, 2020 and December 31, 2019, 3M reflected $69 million and $33 million, respectively, payable within one year associated with the transition tax.

The IRS has completed its field examination of the Company’s U.S. federal income tax returns for 2005 through 2016, but the years have not closed as the Company is in the process of resolving issues identified during those examinations. The Company is under examination or in appeals for 2017 through 2018. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of December 31, 2020, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. The Company has ongoing federal, state and international income tax audits in various jurisdictions and evaluates uncertain tax positions that may be challenged by local tax authorities and not fully sustained. These uncertain tax positions are reviewed on an ongoing basis and adjusted in light of facts and circumstances including progression of tax audits, developments in case law and closing of statutes of limitation. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits within the next 12 months.

The Company recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

Federal, State and Foreign Tax

(Millions)	2020	2019	2018
Gross UTB Balance at January 1	$1,167	$647	$530

Additions based on tax positions related to the current year	74	76	129
Additions for tax positions of prior years	106	132	146
Additions related to recent acquisitions	—	396	—
Reductions for tax positions of prior years	(173)	(56)	(123)
Settlements	(8)	(4)	(17)
Reductions due to lapse of applicable statute of limitations	(53)	(24)	(18)

Gross UTB Balance at December 31	$1,113	$1,167	$647

Net UTB that would impact the effective tax rate at December 31	$1,145	$1,178	$655

The total amount of UTB, if recognized, would affect the effective tax rate by $1,145 million as of December 31, 2020, $1,178 million as of December 31, 2019, and $655 million as of December 31, 2018. The ending net UTB results from adjusting the gross balance for deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $21 million of expense, $33 million of expense, and $12 million of expense in 2020, 2019, and 2018, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2020, and December 31, 2019, accrued interest and penalties in the consolidated balance sheet on a gross basis were $126 million and $102 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

As a result of certain employment commitments and capital investments made by 3M, income from certain manufacturing activities in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: China (2022), Switzerland (2023), Singapore (2025), and Brazil (2029). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $163 million (28 cents per diluted share) in 2020, $127 million (22 cents per diluted share) in 2019, and $227 million (38 cents per diluted share) in 2018.

As of December 31, 2020, the Company has approximately $15 billion of undistributed earnings in its foreign subsidiaries. During the third quarter of 2020, 3M determined that approximately $5 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $10 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2020 which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

In March 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the globe, the United States Congress passed the Coronavirus Aid, Relief and Economic Security (CARES) Act. In December 2020, Congress passed a second relief package, Consolidated Appropriations Act, 2021. The enactment period impacts to 3M were immaterial to income tax expense.

NOTE 11. Marketable Securities and Held-to-Maturity Debt Securities

Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	December 31, 2020	December 31, 2019
Corporate debt securities	$7	$—
Commercial paper	237	85
Certificates of deposit/time deposits	31	10
U.S. treasury securities	125	—
U.S. municipal securities	4	3
Current marketable securities	$404	$98

U.S. municipal securities	$30	$43
Non-current marketable securities	$30	$43

Total marketable securities	$434	$141

At December 31, 2020 and 2019, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balance at December 31, 2020, for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	December 31, 2020
Due in one year or less	$404
Due after one year through five years	15
Due after five years through ten years	15
Total marketable securities	$434

Held-to-Maturity Debt Securities

In connection with the in-substance debt defeasance of the Third Lien Notes described in Note 12, the Company purchased a $0.5 billion U.S. Treasury security in the fourth quarter of 2019 and transferred it to a trust with irrevocable instructions to use the proceeds from its maturity to satisfy the redemption of the Third Lien Notes that occurred in May 2020. At December 31, 2019, this debt security was considered held-to-maturity due to the restrictions in satisfying and discharging the Third Lien Notes, was carried at amortized cost, and was reflected in other current assets on the Company’s consolidated balance sheet. At December 31, 2019, the difference between the amortized cost of the U.S. Treasury security and its fair value was not material. Upon the maturity of the debt security in May 2020, the Company has no held-to-maturity debt securities.

NOTE 12. Long-Term Debt and Short-Term Borrowings

The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2020. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. For notes subject to in-substance defeasance, the final maturity reflected below is that associated with the redemption date included in the irrevocable instructions given to the trust. Long-term debt and short-term borrowings as of December 31 consisted of the following:

Long-Term Debt

(Millions)	Currency/	Effective	Final	Carrying Value
Description / 2020 Principal Amount	Fixed vs. Floating	Interest Rate	Maturity Date	2020	2019
Third lien senior secured notes subject to in-substance defeasance (repaid in 2020)	USD Fixed	—%	2020	$—	$463
Medium-term note (repaid in 2020)	EUR Floating	—%	2020	—	726
Medium-term note (repaid in 2020)	USD Floating	—%	2020	—	299
Medium-term note (repaid in 2020)	USD Floating	—%	2020	—	200
Medium-term note (repaid in 2020)	USD Fixed	—%	2020	—	599
Medium-term note (repaid in 2020)	USD Fixed	—%	2020	—	199
Medium-term note (repaid in 2020)	USD Floating	—%	2020	—	204
Eurobond (300 million euros)	EUR Floating	(0.28)%	2021	374	346
Eurobond (300 million euros)	EUR Fixed	1.97%	2021	367	334
Medium-term note (500 million euros)	EUR Fixed	0.45%	2022	612	557
Medium-term note ($600 million)	USD Fixed	2.17%	2022	598	597
Medium-term note ($450 million)	USD Fixed	2.76%	2022	449	449
Medium-term note (600 million euros)	EUR Fixed	1.14%	2023	731	665
Medium-term note ($650 million)	USD Fixed	2.26%	2023	649	648
Registered note ($500 million)	USD Fixed	1.86%	2023	498	497
Medium-term note ($300 million)	USD Floating	0.52%	2024	299	299
Medium-term note ($300 million)	USD Fixed	3.30%	2024	299	299
Medium-term note ($500 million)	USD Fixed	2.98%	2024	502	503
Medium-term note ($550 million)	USD Fixed	3.04%	2025	548	547
Registered note ($750 million)	USD Fixed	2.12%	2025	744	743
Registered note ($500 million)	USD Fixed	2.67%	2025	498	—
Medium-term note (750 million euros)	EUR Fixed	1.66%	2026	908	826
Medium-term note ($650 million)	USD Fixed	2.37%	2026	644	643
Medium-term note ($850 million)	USD Fixed	2.95%	2027	843	842
30-year debenture ($220 million)	USD Fixed	6.44%	2028	225	226
Medium-term note ($600 million)	USD Fixed	3.62%	2028	598	597
Medium-term note ($800 million)	USD Fixed	3.38%	2029	796	796
Registered note ($1 billion)	USD Fixed	2.50%	2029	986	984
Medium-term note (500 million euros)	EUR Fixed	1.90%	2030	604	549
Registered note ($600 million)	USD Fixed	3.09%	2030	595	—
Medium-term note (500 million euros)	EUR Fixed	1.54%	2031	608	554
30-year bond ($555 million)	USD Fixed	5.73%	2037	551	551
Floating rate note ($96 million)	USD Floating	—%	2041	96	96
Medium-term note ($325 million)	USD Fixed	4.05%	2044	315	314
Floating rate note ($55 million)	USD Floating	—%	2044	53	53
Medium-term note ($500 million)	USD Fixed	3.37%	2046	476	475
Medium-term note ($500 million)	USD Fixed	3.68%	2047	492	492
Medium-term note ($650 million)	USD Fixed	4.07%	2048	637	637
Medium-term note ($500 million)	USD Fixed	3.78%	2048	505	506
Registered note ($1 billion)	USD Fixed	3.37%	2049	969	968
Registered note ($650 million)	USD Fixed	3.72%	2050	642	—
Other borrowings	Various	0.01%	2021-2040	72	76
Total long-term debt				$18,783	$19,359
Less: current portion of long-term debt				794	1,841
Long-term debt (excluding current portion)				$17,989	$17,518

Post-Swap Borrowing (Long-Term Debt, Including Current Portion)

	2020		2019
	Carrying	Effective	Carrying	Effective
(Millions)	Value	Interest Rate	Value	Interest Rate
Fixed-rate debt	$17,889	2.80%	$17,061	3.01%
Floating-rate debt	894	0.06%	2,298	1.06%
Total long-term debt, including current portion	$18,783		$19,359

Short-Term Borrowings and Current Portion of Long-Term Debt

	Effective	Carrying Value
(Millions)	Interest Rate	2020	2019
Current portion of long-term debt	0.78%	$794	$1,841
U.S. dollar commercial paper	—%	—	150
Japan subsidiary credit facility	—%	—	632
German subsidiary credit facility	—%	—	168
Other borrowings	4.83%	12	4
Total short-term borrowings and current portion of long-term debt		$806	$2,795

Other short-term borrowings primarily consisted of bank borrowings by international subsidiaries.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of December 31, 2020. The maturities of long-term debt for the periods subsequent to December 31, 2020 are as follows (in millions):

					After
2021	2022	2023	2024	2025	2025	Total
$794	$1,659	$1,878	$1,100	$1,790	$11,562	$18,783

As a result of put provisions associated with certain debt instruments, long-term debt payments due in 2021 include floating rate notes totaling $53 million (classified as current portion of long-term debt).

Credit Facilities

In November 2019, 3M amended and restated its existing $3.75 billion five-year revolving credit facility expiring in March 2021 to a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2020 with an expiration date of November 2021. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans having a maturity date one year later. These credit facilities were undrawn at December 31, 2020. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2020, this ratio was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.

Other Credit Facilities

Apart from the committed credit facilities described above, in September 2019, 3M entered into a credit facility initially expiring in July 2020 that was further extended to August 2021 in the amount of 80 billion Japanese yen. In November 2019, 3M entered into a credit facility expiring in November 2020 in the amount of 150 million euros. During the third quarter of 2020, the Company paid the outstanding balances and closed these credit facilities.

The Company also had an additional $273 million in stand-alone letters of credit and bank guarantees issued and outstanding at December 31, 2020. These instruments are utilized in connection with normal business activities.

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

Long-Term Debt Maturities and Extinguishments

In December 2020, 3M, via make-whole-call offers, repaid $1 billion aggregate principal amount of its outstanding notes. This included $400 million aggregate principal amount of 3.00% notes and $600 million aggregate principal amount of 1.625% notes, both of which were due to mature in 2021. The Company recorded an early debt extinguishment pre-tax charge of approximately $10 million within interest expense. This charge reflected the differential between the carrying value and the amount paid to reacquire the notes and related expenses.

In May 2020, 3M repaid the aggregate $445 million principal amount of Third Lien notes subject to the in-substance defeasance noted below and repaid 650 million euros aggregate principal amount of floating-rate medium-term notes that matured. In August 2020, 3M repaid $500 million aggregate principal amount of floating rate medium-term notes that matured.

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

The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to the employees’ elections. Employer contributions to the U.S. defined contribution plans were $201 million, $186 million and $173 million for 2020, 2019 and 2018, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $103 million, $96 million and $99 million for 2020, 2019 and 2018, respectively.

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

The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated less than $40 million as of December 31, 2020 and 2019.

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$17,935	$15,948	$7,931	$6,965	$2,242	$2,175
Acquisitions/Transfers	—	—	1	9	—	—
Service cost	261	251	152	131	43	43
Interest cost	499	620	117	156	62	82
Participant contributions	—	—	9	7	—	—
Foreign exchange rate changes	—	—	427	55	(14)	—
Plan amendments	—	—	—	3	—	(171)
Actuarial (gain) loss	1,785	2,209	464	906	176	225
Benefit payments	(1,104)	(1,128)	(274)	(302)	(107)	(112)
Settlements, curtailments, special termination benefits and other	—	35	(57)	1	(5)	—
Benefit obligation at end of year	$19,376	$17,935	$8,770	$7,931	$2,397	$2,242
Change in plan assets
Fair value of plan assets at beginning of year	$16,099	$14,803	$6,923	$6,170	$1,338	$1,260
Acquisitions/Transfers	—	—	—	4	—	—
Actual return on plan assets	2,071	2,323	1,102	858	147	187
Company contributions	61	101	92	106	3	3
Participant contributions	—	—	9	7	—	—
Foreign exchange rate changes	—	—	376	80	—	—
Benefit payments	(1,104)	(1,128)	(274)	(302)	(107)	(112)
Settlements, curtailments, special termination benefits and other	—	—	(34)	—	(5)	—
Fair value of plan assets at end of year	$17,127	$16,099	$8,194	$6,923	$1,376	$1,338
Funded status at end of year	$(2,249)	$(1,836)	$(576)	$(1,008)	$(1,021)	$(904)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheet as of Dec. 31,
Non-current assets	$—	$—	$630	$230	$—	$—
Accrued benefit cost
Current liabilities	(52)	(48)	(15)	(15)	(4)	(4)
Non-current liabilities	(2,197)	(1,788)	(1,191)	(1,223)	(1,017)	(900)
Ending balance	$(2,249)	$(1,836)	$(576)	$(1,008)	$(1,021)	$(904)

	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2020	2019	2020	2019	2020	2019
Amounts recognized in accumulated other comprehensive income as of Dec. 31,
Net transition obligation (asset)	$—	$—	$9	$10	$—	$—
Net actuarial loss (gain)	6,080	5,899	1,557	1,967	713	663
Prior service cost (credit)	(104)	(128)	(2)	(5)	(230)	(262)
Ending balance	$5,976	$5,771	$1,564	$1,972	$483	$401

The balance of amounts recognized for international plans in accumulated other comprehensive income as of December 31 in the preceding table are presented based on the foreign currency exchange rate on that date.

The pension accumulated benefit obligation represents the actuarial present value of benefits based on employee service and compensation as of the measurement date and does not include an assumption about future compensation levels. The accumulated benefit obligation of the U.S. pension plans was $18.441 billion and $17.125 billion at December 31, 2020 and 2019, respectively. The accumulated benefit obligation of the international pension plans was $8.181 billion and $7.355 billion at December 31, 2020 and 2018, respectively.

The following amounts relate to pension plans with accumulated benefit obligations in excess of plan assets as of December 31:

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2020	2019	2020	2019
Projected benefit obligation	$19,376	$17,935	$3,385	$2,986
Accumulated benefit obligation	18,441	17,125	3,119	2,752
Fair value of plan assets	17,127	16,099	2,199	1,778

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

	Qualified and Non-qualified
	Pension Benefits						Postretirement
	United States			International			Benefits
(Millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net periodic benefit cost (benefit)
Operating expense
Service cost	$261	$251	$288	$152	$131	$143	$43	$43	$52
Non-operating expense
Interest cost	499	620	563	117	156	157	62	82	79
Expected return on plan assets	(1,019)	(1,040)	(1,087)	(306)	(299)	(307)	(79)	(81)	(84)
Amortization of transition asset	—	—	—	2	—	—	—	—	—
Amortization of prior service benefit	(24)	(24)	(23)	(5)	(12)	(13)	(33)	(33)	(40)
Amortization of net actuarial loss	536	366	503	131	78	114	49	34	61
Settlements, curtailments, special termination benefits and other	16	70	—	1	10	4	3	5	—
Total non-operating expense (benefit)	8	(8)	(44)	(60)	(67)	(45)	2	7	16
Total net periodic benefit cost (benefit)	$269	$243	$244	$92	$64	$98	$45	$50	$68
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	$—	$—	$—	$(2)	$—	$—	$—	$—	$—
Prior service cost (benefit)	—	—	—	—	3	7	—	(171)	—
Amortization of prior service benefit	24	24	23	5	12	13	33	33	40
Net actuarial (gain) loss	733	926	(44)	(358)	344	194	108	119	(127)
Amortization of net actuarial loss	(536)	(366)	(503)	(131)	(78)	(114)	(49)	(34)	(61)
Foreign currency	—	—	—	79	7	(83)	(7)	(1)	(2)
Settlements, curtailments, special termination benefits and other	(16)	(35)	—	(1)	(8)	(4)	(3)	(5)	—
Total recognized in other comprehensive (income) loss	$205	$549	$(524)	$(408)	$280	$13	$82	$(59)	$(150)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$474	$792	$(280)	$(316)	$344	$111	$127	$(9)	$(82)

Weighted-average assumptions used to determine benefit obligations as of December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Discount rate	2.55%	3.25%	4.36%	1.38%	1.81%	2.50%	2.50%	3.27%	4.41%
Compensation rate increase	3.21%	3.21%	4.10%	2.88%	2.88%	2.89%	N/A	N/A	N/A

Weighted-average assumptions used to determine net cost for years ended December 31

	Qualified and Non-qualified Pension Benefits						Postretirement
	United States			International			Benefits
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Discount rate - service cost	3.41%	4.44%	3.78%	1.61%	2.39%	2.27%	3.45%	4.53%	3.86%
Discount rate - interest cost	2.87%	4.02%	3.35%	1.61%	2.26%	2.14%	3.00%	4.15%	3.52%
Expected return on assets	6.75%	7.00%	7.25%	4.70%	4.90%	5.02%	6.32%	6.43%	6.53%
Compensation rate increase	3.21%	4.10%	4.10%	2.88%	2.89%	2.89%	N/A	N/A	N/A

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

The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 2.55% for the U.S. pension plans and 2.50% for the postretirement benefit plans as of December 31, 2020, which is a decrease of 0.70 percentage points and 0.77 percentage points, respectively, from the rates used as of December 31, 2019. A decrease in the discount rate increases the Projected Benefit Obligation (PBO), the significant decrease in the discount rate as of December 31, 2020 resulted in an approximately $1.8 billion higher benefit obligation for the U.S. pension and postretirement plans.

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

For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 6.75% in 2020. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2020, the Company’s 2021 expected long-term rate of return on U.S. plan assets is 6.50%. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2020 expected long-term rate of return is based on an asset allocation assumption of 22% global equities, 12% private equities, 49% fixed-income securities, and 17% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2020 was 13.6%. In 2019 the plan earned a rate of return of 16.3% and in 2018 earned a return of -0.5%. The average annual actual return on the plan assets over the past 10 and 25 years has been 8.8% and 9.0%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.

As of December 31, 2019, the Company converted to the “Pri-2012 Aggregate Mortality Table”. In 2020, the Company updated the mortality improvement scales to the Society of Actuaries Scale MP-2020. The December 31, 2020 update resulted in an immaterial decrease to the U.S. pension PBO and U.S. accumulated postretirement benefit obligations.

During 2020, the Company contributed $153 million to its U.S. and international pension plans and $3 million to its postretirement plans. During 2019, the Company contributed $207 million to its U.S. and international pension plans and $3 million to its postretirement plans. In 2021, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments

The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified
	Pension Benefits		Postretirement
(Millions)	United States	International	Benefits
2021 Benefit Payments	$1,127	$263	$127
2022 Benefit Payments	1,134	276	133
2023 Benefit Payments	1,135	292	140
2024 Benefit Payments	1,134	311	145
2025 Benefit Payments	1,139	319	152
Next five years	5,619	1,752	792

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

The fair values of the assets held by the U.S. pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2020	2019	2020	2019	2020	2019	2020	2019
Equities
U.S. equities	$2,082	$1,575	$—	$—	$—	$—	$2,082	$1,575
Non-U.S. equities	2,041	1,585	—	—	—	—	2,041	1,585
Index and long/short equity funds*							433	417
Total Equities	$4,123	$3,160	$—	$—	$—	$—	$4,556	$3,577
Fixed Income
U.S. government securities	$1,301	$2,346	$978	$916	$—	$—	$2,279	$3,262
Non-U.S. government securities	—	—	71	61	—	—	71	61
Preferred and convertible securities	—	—	55	52	—	—	55	52
U.S. corporate bonds	10	10	4,501	3,566	—	—	4,511	3,576
Non-U.S. corporate bonds	—	—	820	759	—	—	820	759
Derivative instruments	(4)	(5)	7	109	—	—	3	104
Other*							71	—
Total Fixed Income	$1,307	$2,351	$6,432	$5,463	$—	$—	$7,810	$7,814
Private Equity
Growth equity	$70	$80	$—	$—	$—	$—	$70	$80
Partnership investments*							1,801	1,865
Total Private Equity	$70	$80	$—	$—	$—	$—	$1,871	$1,945
Absolute Return
Fixed income and other	$—	$1	$134	$117	$—	$—	$134	$118
Hedge fund/fund of funds*							2,046	2,010
Partnership investments*							567	589
Total Absolute Return	$—	$1	$134	$117	$—	$—	$2,747	$2,717
Cash and Cash Equivalents
Cash and cash equivalents	$25	$20	$12	$5	$—	$—	$37	$25
Repurchase agreements and derivative margin activity	—	—	(6)	(1)	—	—	(6)	(1)
Cash and cash equivalents, valued at net asset value*							475	480
Total Cash and Cash Equivalents	$25	$20	$6	$4	$—	$—	$506	$504
Total	$5,525	$5,612	$6,572	$5,584	$—	$—	$17,490	$16,557
Other items to reconcile to fair value of plan assets							$(363)	$(458)
Fair value of plan assets							$17,127	$16,099

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

The fair values of the assets held by the postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2020	2019	2020	2019	2020	2019	2020	2019
Equities
U.S. equities	$347	$337	$—	$—	$—	$—	$347	$337
Non-U.S. equities	103	77	—	—	—	—	103	77
Index and long/short equity funds*							31	33
Total Equities	$450	$414	$—	$—	$—	$—	$481	$447
Fixed Income
U.S. government securities	$95	$136	$214	$242	$—	$—	$309	$378
Non-U.S. government securities	—	—	6	6	—	—	6	6
U.S. corporate bonds	1	—	267	203	—	—	268	203
Non-U.S. corporate bonds	—	—	52	46	—	—	52	46
Derivative instruments	—	—	—	5	—	—	—	5
Other*							3	—
Total Fixed Income	$96	$136	$539	$502	$—	$—	$638	$638
Private Equity
Growth equity	$3	$4	$—	$—	$—	$—	$3	$4
Partnership investments*							95	92
Total Private Equity	$3	$4	$—	$—	$—	$—	$98	$96
Absolute Return
Fixed income and other	$—	$—	$7	$5	$—	$—	$7	$5
Hedge fund/fund of funds*							100	92
Partnership investments*							28	27
Total Absolute Return	$—	$—	$7	$5	$—	$—	$135	$124
Cash and Cash Equivalents
Cash and cash equivalents	$25	$33	$1	$1	$—	$—	$26	$34
Cash and cash equivalents, valued at net asset value*							23	22
Total Cash and Cash Equivalents	$25	$33	$1	$1	$—	$—	$49	$56
Total	$574	$587	$547	$508	$—	$—	$1,401	$1,361
Other items to reconcile to fair value of plan assets							$(25)	$(23)
Fair value of plan assets							$1,376	$1,338

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

The balances of and changes in the fair values of the U.S. pension plans’ and postretirement plans’ level 3 assets for the periods ended December 31, 2020 and 2019 were not material.

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

Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Fair Value at
(Millions)	Level 1		Level 2		Level 3		Dec. 31,
Asset Class	2020	2019	2020	2019	2020	2019	2020	2019
Equities
Growth equities	$547	$638	$209	$796	$—	$—	$756	$1,434
Value equities	659	696	396	10	—	—	1,055	706
Core equities	46	61	99	88	4	5	149	154
Equities, valued at net asset value*							74	18
Total Equities	$1,252	$1,395	$704	$894	$4	$5	$2,034	$2,312
Fixed Income
Domestic government	$71	$353	$1,045	$433	$5	$4	$1,121	$790
Foreign government	33	22	476	603	—	—	509	625
Corporate debt securities	34	3	2,470	1,599	11	9	2,515	1,611
Fixed income securities, valued at net asset value*							563	449
Total Fixed Income	$138	$378	$3,991	$2,635	$16	$13	$4,708	$3,475
Private Equity
Real estate	$128	$6	$86	$207	$5	$4	$219	$217
Real estate, valued at net asset value*							92	36
Partnership investments*							116	85
Total Private Equity	$128	$6	$86	$207	$5	$4	$427	$338
Absolute Return
Derivatives	$—	$—	$1	$3	$—	$—	$1	$3
Insurance	—	—	—	—	555	513	555	513
Other	8	—	—	—	6	5	14	5
Other, valued at net asset value*							1	1
Hedge funds*							410	195
Total Absolute Return	$8	$—	$1	$3	$561	$518	$981	$717
Cash and Cash Equivalents
Cash and cash equivalents	$149	$94	$51	$39	$—	$—	$200	$133
Cash and cash equivalents, valued at net asset value*							1	1
Total Cash and Cash Equivalents	$149	$94	$51	$39	$—	$—	$201	$134
Total	$1,675	$1,873	$4,833	$3,778	$586	$540	$8,351	$6,976
Other items to reconcile to fair value of plan assets							$(157)	$(53)
Fair value of plan assets							$8,194	$6,923

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

Absolute return consists of private partnership interests in hedge funds, insurance contracts, derivative instruments, hedge fund of funds, and other alternative investments. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of various swaps and bond futures that are used to help manage risks.

Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class. In 2020 the aggregate of net purchases and net unrealized gains and losses decreased this balance by $0.5 million and the change in currency exchange rates increased balance by $43.5 million for a net increase of $43 million. In 2019 the aggregate net purchases and net unrealized gains increased this balance by $24 million and the change in currency exchange rates decreased the balance by $7 million for a net increase to this balance of $17 million.

NOTE 14. Derivatives

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts and treasury rate lock contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances.

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

In March 2020, the Company entered into treasury rate lock contracts with a notional amount of $500 million that were terminated concurrently with the March 2020 issuance of registered notes as discussed in Note 12. The termination resulted in an immaterial net loss within accumulated other comprehensive income that will be amortized for the respective lives of the debt.

The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) reclassified from accumulated other comprehensive income into income.

As of December 31, 2020, the Company had a balance of $173 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $107 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contacts, which will be amortized over the respective lives of the notes. Based on exchange rates as of December 31, 2020, 3M expects to reclassify approximately $51 million, $23 million, and $99 million of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings in 2021, 2022, and after 2022, respectively, (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss)
	Recognized in Other	Pretax Gain (Loss) Reclassified
	Comprehensive	from Accumulated Other
	Income on Derivative	Comprehensive Income into Income
Year ended December 31, 2020 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$(111)	Cost of sales	$80
Interest rate contracts	(2)	Interest expense	(9)
Total	$(113)		$71

Year ended December 31, 2019 (Millions)	Amount	Location	Amount
Foreign currency forward/option contracts	$96	Cost of sales	$74
Interest rate contracts	(122)	Interest expense	(4)
Total	$(26)		$70

		Pretax Gain (Loss) Recognized in
	Pretax Gain (Loss)	Income on Effective Portion of		Ineffective Portion of Gain
	Recognized in Other	Derivative as a Result of		(Loss) on Derivative and
	Comprehensive	Reclassification from		Amount Excluded from
	Income on Effective	Accumulated Other		Effectiveness Testing
	Portion of Derivative	Comprehensive Income		Recognized in Income
Year ended December 31, 2018 (Millions)	Amount	Location	Amount	Location	Amount
Foreign currency forward/option contracts	$151	Cost of sales	$(95)	Cost of sales	$—
Interest rate swap contracts	(18)	Interest expense	(1)	Interest expense	—
Total	$133		$(96)		$—

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

In August 2015, 3M issued $1.5 billion aggregate principal amount of medium-term notes. Upon debt issuance, the Company entered into two interest rate swaps as fair value hedges of a portion of the fixed interest rate medium-term note obligation. The first converted a $450 million three-year fixed rate note that matured in August 2018 at which time the associated interest rate swap also matured, and the second converted $300 million of a five-year fixed rate note that matured in August 2020 at which time the associated interest rate swap also matured.

In the fourth quarter of 2017, the Company entered into an interest rate swap as a fair value hedge with a notional amount of $200 million that converted the company’s fixed-rate medium-term note that matured in August 2020 at which time the associated interest rate swap also matured.

In September 2018, the Company entered into an interest rate swap with a notional amount of $200 million that converted a portion of the Company’s $400 million aggregate principal amount of fixed rate medium-term notes due 2021 into a floating rate note with an interest rate based on a three-month LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. The Company terminated this interest rate swap in conjunction with the early debt repayment in December 2020 of $400 million aggregate principal amount of fixed-rate medium notes further described in Note 12.

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the year ended December 31, 2020 and 2019.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items are as follows for periods prior to 2019:

	Gain (Loss) on Derivative		Gain (Loss) on Hedged Item
	Recognized in Income		Recognized in Income
Year ended December 31, 2018 (Millions)	Location	Amount	Location	Amount
Interest rate swap contracts	Interest expense	$(5)	Interest expense	$5
Total		$(5)		$5

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
	Hedged Liabilities (in millions)		of the Hedged Liabilities (in millions)
Location on the Consolidated Balance Sheet	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Short-term borrowings and current portion of long-term debt	$373	$499	$5	$—
Long-term debt	225	775	6	22
Total	$598	$1,274	$11	$22

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

At December 31, 2020, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 50 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2021 to 2031.

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

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation	Amount of Gain (Loss) Excluded
	within Other	from Effectiveness Testing
	Comprehensive Income	Recognized in Income
Year ended December 31, 2020 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$(351)	Cost of sales	$—
Foreign currency forward contracts	(1)	Cost of sales	5
Total	$(352)		$5

Year ended December 31, 2019 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$108	Cost of sales	$—
Foreign currency forward contracts	32	Cost of sales	20
Total	$140		$20

	Pretax Gain (Loss)
	Recognized as
	Cumulative Translation
	within Other	Ineffective Portion of Gain (Loss) on
	Comprehensive Income	Instrument and Amount Excluded
	on Effective Portion of	from Effectiveness Testing
	Instrument	Recognized in Income
Year ended December 31, 2018 (Millions)	Amount	Location	Amount
Foreign currency denominated debt	$222	Cost of sales	$(2)
Foreign currency forward contracts	18	Cost of sales	4
Total	$240		$2

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedging instruments include dedesignated foreign currency forward and option contracts that formerly were designated in cash flow hedging relationships (as referenced in the Cash Flow Hedges section above). In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. These derivative instruments are not designated in hedging relationships; therefore, fair value gains and losses on these contracts are recorded in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

The location in the consolidated statements of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in Income
		Year ended December 31,
		2020	2019	2018
(Millions)	Location	Amount	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$2	$2	$13
Foreign currency forward contracts	Interest expense	43	(13)	(109)
Total		$45	$(11)	$(96)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income
	Year ended December 31, 2020
(Millions)	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$16,605	$450

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$80	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(9)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$4
Derivatives designated as hedging instruments	—	(4)

	Location and Amount of Gain (Loss) Recognized in Income
	Year ended December 31, 2019
(Millions)	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$17,136	$462

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$74	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(4)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$(8)
Derivatives designated as hedging instruments	—	8

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,630	Other current assets	$14	Other current liabilities	$67
Foreign currency forward/option contracts	669	Other assets	10	Other liabilities	25
Interest rate contracts	403	Other current assets	7	Other current liabilities	—
Total derivatives designated as hedging instruments			$31		$92

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,166	Other current assets	$13	Other current liabilities	$14
Total derivatives not designated as hedging instruments			$13		$14

Total derivative instruments			$44		$106

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2019 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,995	Other current assets	$64	Other current liabilities	$9
Foreign currency forward/option contracts	1,041	Other assets	50	Other liabilities	3
Interest rate contracts	500	Other current assets	—	Other current liabilities	—
Interest rate contracts	603	Other assets	17	Other liabilities	—
Total derivatives designated as hedging instruments			$131		$12

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$2,684	Other current assets	$11	Other current liabilities	$8
Total derivatives not designated as hedging instruments			$11		$8

Total derivative instruments			$142		$20

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments:

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2020, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting	Cash
	Consolidated	Recognized	Collateral	Net Amount of
December 31, 2020 (Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$44	$11	$—	$33
Derivatives not subject to master netting agreements	—			—
Total	$44			$33

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$142	$14	$—	$128
Derivatives not subject to master netting agreements	—			—
Total	$142			$128

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
December 31, 2020 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$106	$11	$—	$95
Derivatives not subject to master netting agreements	—			—
Total	$106			$95

December 31, 2019 (Millions)
Derivatives subject to master netting agreements	$20	$14	$—	$6
Derivatives not subject to master netting agreements	—			—
Total	$20			$6

Foreign Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $21 million in 2020 and increased pre-tax income by approximately $201 million in 2019. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 15. Fair Value Measurements

3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. The Company adopted ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements, as of January 1, 2020. This ASU primarily amended the disclosures around Level 3 investments, of which the Company had an immaterial amount for all periods presented.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities and certain derivative instruments. Derivatives include cash flow hedges, interest rate swaps and net investment hedges. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2020 and 2019.

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

Available-for-sale marketable securities —certain U.S. municipal securities only:

3M holds municipal securities with certain cities in the United States as of December 31, 2020. Due to the nature of these securities, the valuation method utilized includes referencing the carrying value of the corresponding finance lease obligation as adjusted for additional issuances when 3M sells its assets to the municipality and decreases in the form of bond amortization payments, and as such will be classified as level 3 securities separately.

Investments:

Investments include equity securities that are traded in an active market. Closing stock prices are readily available from active markets and are representative of fair value. 3M classifies these securities as Level 1. Investments are included within other assets on the Company’s consolidated balance sheet.

Derivative instruments:

The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward and option contracts, interest rate swaps, and net investment hedges where the hedging instrument is recorded at fair value. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by the fair value measurement standard under ASC 820, as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.

3M has determined that foreign currency forwards, currency swaps, foreign currency options, interest rate swaps and cross-currency swaps will be considered level 2 measurements. 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. Derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	237	—	237	—
Certificates of deposit/time deposits	31	—	31	—
U.S. treasury securities	125	125	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	37	—	37	—
Interest rate contracts	7	—	7	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	106	—	106	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$85	$—	$85	$—
Certificates of deposit/time deposits	10	—	10	—
U.S. municipal securities	46	—	—	46
Investments	25	25	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	125	—	125	—
Interest rate contracts	17	—	17	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	20	—	20	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only
(Millions)	2020	2019	2018
Beginning balance	$46	$40	$30
Total gains or losses:
Included in earnings	—	—	—
Included in other comprehensive income	—	—	—
Purchases and issuances	10	9	13
Sales and settlements	(22)	(3)	(3)
Transfers in and/or out of level 3	—	—	—
Ending balance	34	46	40
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material long-lived asset impairments for 2018 and 2019. There were no material adjustments to equity securities using the measurement alternative for 2019. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the first quarter of 2020.

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

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$17,989	$20,496	$17,518	$18,475

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at December 31, 2020 and 2019 due to the lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 16. Commitments and Contingencies

Unconditional Purchase Obligations:

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). The Company estimates its total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2020, at $985 million. Payments by year are estimated as follows: 2021 ($294 million), 2022 ($328 million), 2023 ($216 million), 2024 ($95 million), 2025 ($46 million) and after 2026 ($6 million). Many of these commitments relate to take or pay contracts, in which 3M guarantees payment to ensure availability of products or services that are sold to customers. The Company expects to receive consideration (products or services) for these unconditional purchase obligations. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of 3M’s products and services are purchased as needed, with no unconditional commitment. For this reason, these amounts will not provide an indication of the Company’s expected future cash outflows related to purchases.

Warranties/Guarantees:

3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $46 million at December 31, 2020, and $51 million at December 31, 2019. Further information on product warranties are not disclosed, as the Company considers the balance immaterial to its consolidated results of operations and financial condition. The fair value of 3M guarantees of loans with third parties and other guarantee arrangements are not material.

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

Respirator Mask/Asbestos Litigation

As of December 31, 2020, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,075 individual claimants, compared to approximately 1,727 individual claimants with actions pending on December 31, 2019.

The vast majority of the lawsuits and claims resolved by and currently pending against the Company allege use of some of the Company’s mask and respirator products and seek damages from the Company and other defendants for alleged personal injury from workplace exposures to asbestos, silica, coal mine dust or other occupational dusts found in products manufactured by other defendants or generally in the workplace. As of year-end 2020, there has been an increase in the number of cases filed alleging injuries from exposures to coal mine dust. A minority of the lawsuits and claims resolved by and currently pending against the Company generally allege personal injury from occupational exposure to asbestos from products previously manufactured by the Company, which are often unspecified, as well as products manufactured by other defendants, or occasionally at Company premises.

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fifteen of the sixteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. During March and April 2019, the Company agreed in principle to settle a substantial majority of the coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above. That settlement was completed in 2019, and the appeal has been dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff has filed a notice of appeal.

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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim. In January 2020, the manufacturers filed a petition with the West Virginia Supreme Court, challenging the trial court’s rulings; that petition was denied in November 2020. No liability has been recorded for this matter because the Company believes that liability is not probable and estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury may allocate to each defendant if the case were ultimately tried.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in 2020 for respirator mask/asbestos liabilities by a total of $120 million. In 2020, the Company made payments for legal defense costs and settlements of $66 million related to the respirator mask/asbestos litigation. During the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other current and expected coal mine dust lawsuits (including the costs to resolve all current and expected coal mine dust lawsuits in Kentucky and West Virginia). As of December 31, 2020, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $662 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of December 31, 2020, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of December 31, 2020, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of December 31, 2020, the Company, through its Aearo subsidiary, had accruals of $28 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.

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

Regulatory activities concerning PFAS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In the European Union, where 3M has manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included preliminary work on various restrictions under the Regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages and a broader restriction of PFAS as a class. As of December 2020, PFOA is subject to certain restrictions under EU’s Persistent Organic Pollutants (POPs) Recast Regulation.

In the United States, as the database of studies of both PFOA and PFOS has expanded, the EPA has developed human health effects documents summarizing the available data from these studies. In February 2014, the EPA initiated external peer review of its draft human health effects documents for PFOA and PFOS. The peer review panel met in August 2014. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). Where PFOA and PFOS are found together, EPA recommends that the concentrations be added together, and the lifetime health advisory for PFOA and PFOS combined is also 70 ppt. Lifetime health advisories, which are non-enforceable and non-regulatory, provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration. To collect exposure information under the Safe Drinking Water Act, the EPA published on May 2, 2012 a list of unregulated substances, including six PFAS chemicals, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through January 2017, the EPA reported results for 4,920 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceed the level for PFOA and 46 exceed the level for PFOS (unchanged from the July 2016 EPA summary). A technical advisory issued by EPA in September 2016 on laboratory analysis of drinking water samples stated that 65 public water supplies had exceeded the combined level for PFOA and PFOS. These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies.

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

EPA announced in its Spring 2020 Regulatory Agenda, released in June 2020, that it intended to publish a notice of proposed rulemaking to designate PFOA and PFOS as hazardous substances under CERCLA in August 2020. In November 2020, EPA announced it was developing of a new analytical method to test for PFAS in wastewater and other environmental media. In December 2020, EPA released two new guidance documents related to PFAS. First, it issued a Draft Compliance Guide for Imported Articles Containing Surface Coatings Subject to the Long-Chain Perfluoroalkyl Carboxylate and Perfluoroalkyl Sulfonate Chemical Substances Significant New Use Rule. Second, EPA released for public comment interim guidance on destroying and disposing of certain PFAS and PFAS-containing materials.

In January 2021, EPA announced its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process will include further analyses, scientific review and opportunities for public comment. EPA also announced in January 2021 that it will issue an advance notice of proposed rulemaking (ANPR) to solicit public comment on whether the agency should take additional regulatory steps to address PFAS contamination, including designating PFOA and PFOS and other PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and seeking comment on whether PFOA and PFOS and other PFAS should be subject to regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA). EPA indicated it will also issue an ANPR to collect information regarding manufacturers of PFAS and the presence and treatment of PFAS in discharges from these facilities.

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

In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations, and the parties are proceeding to litigation on the merits.

The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case through February 2021, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case.

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

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. This case has been stayed through February 2021, pending ongoing mediation between the parties in conjunction with the St. John case.

In August 2016, a group of over 200 plaintiffs filed a putative class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama (the “Billings” case). Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case. Plaintiffs in the Billings case amended their complaint in November 2020 and added 557 additional plaintiffs, and in January 2021 amended again to add 331 additional plaintiffs.

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

In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations. Since then, the plaintiffs have added 37 new individual plaintiffs and voluntarily dismissed five plaintiffs (for a total of 55 plaintiffs). The case is scheduled for trial in June 2022. Discovery in this case is proceeding.

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

In connection with the above referenced settlement, the Minnesota Pollution Control Agency and the Department of Natural Resources, as co-trustees of the Fund, released in September 2020 a conceptual drinking water supply plan for the communities in the East Metro area, seeking public comment on three recommended options for utilizing the Fund. In December 2020, 3M submitted preliminary comments on the co-trustees’ draft conceptual drinking water supply plan to address legal and technical aspects of the draft plan.

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

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. Defendants have filed motions to dismiss related to these amendments, and the case remains in early stages of litigation.

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

Michigan. In January 2020, the Michigan Attorney General filed a lawsuit in state court against 3M, Dyneon, DuPont, Chemours and others seeking injunctive and equitable relief and damages for alleged injury to Michigan public natural resources and its residents related to PFAS, excluding AFFF. The defendants filed motions to dismiss, and 3M’s motion was denied in August 2020. Discovery has started in this case. In addition, in August 2020, the Michigan Attorney General filed two lawsuits against numerous AFFF manufacturers and distributors, and suppliers of PFAS to AFFF manufacturers. 3M is named a defendant in one of the lawsuits, filed in federal court, and the case has been transferred to the AFFF MDL, where it remains in early stages of litigation.

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

Mississippi. In December 2020, the Mississippi Attorney General filed an AFFF-related PFAS lawsuit against 3M and other defendants directly with the AFFF MDL court in South Carolina. The lawsuit alleges injuries to the State’s property and natural resources purportedly caused by PFAS contamination from AFFF use and seeks both compensatory and punitive damages.

In addition to the above state attorneys general actions, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests relating to PFAS matters and exploring potential resolution of some of the matters raised.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of December 31, 2020, 943 lawsuits (including 26 putative class actions) alleging injuries by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As previously noted, some of these cases have been brought by state or territory attorneys general. In most of these cases, plaintiffs typically allege that certain PFAS used in AFFF contaminated the soil and groundwater where AFFF was used and seek damages for alleged injuries such as loss of use and enjoyment of properties, diminished property values, investigation costs, remediation costs, personal injury and/or funds for medical monitoring. 414 cases filed since October 2019 have been brought by current or former firefighters who claim to have suffered personal injury as a result of exposure to AFFF while using the product. The United States, the U.S. Department of Defense and several companies have been sued along with 3M, including but not limited to Ansul Co. (acquired by Tyco, Inc.), Angus Fire, Buckeye Fire Protection Co., Chemguard, Chemours, DuPont, National Foam, Inc., and United Technologies Corp.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Additional AFFF cases continue to be transferred into the MDL as they are filed or removed to federal court. As of December 31, 2020, there were 947 cases in the MDL, 933 of which name 3M as a defendant. The parties in the MDL are currently in the process of conducting discovery.

In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases until March 2021.

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

As of December 31, 2020, the Company is a defendant in two AFFF-related lawsuits originally filed in state courts (in California and Missouri) that had been removed to federal court. Plaintiffs in these cases have filed motions seeking remand to state court and opposing transfer to the AFFF MDL. In addition, the Company is in discussions with several parties that have raised claims related to the use and disposal of AFFF and is exploring a negotiated resolution with some of them.

.

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

In New York, 3M is defending 41 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). The plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. The plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. The four state court cases also include Tonaga, Inc. (Taconic) as a defendant and make similar allegations related to Taconic’s facility in neighboring Petersburg. The plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs. 3M has answered the complaints in these cases, which are now proceeding through discovery. The plaintiffs in the putative class action have moved for class certification. 3M is also defending 11 individual cases in New York filed by Nassau County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that 3M, DuPont, and additional unnamed defendants are responsible for the contamination of plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in the eight cases in which it has been served. Preliminary discovery is ongoing.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In January 2021, 3M moved to dismiss certain claims in the complaint, and the case remains in early stages of litigation. In addition to the consolidated federal court putative class action, as of December 31, 2020, 3M is a defendant in approximately 274 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Five of these cases were selected over time for bellwether trials. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The parties settled the first bellwether case in early 2020. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case, and the plaintiffs have appealed the decision to the state appellate court. In January 2021, the court granted summary judgment in favor of the defendants in one of three remaining bellwether cases. The remaining two bellwether trials are tentatively scheduled for October 2021, subject to COVID-19 developments. The parties have engaged in mediation efforts in both the putative class action and the state court mass action cases.

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

3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water is contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants moved to dismiss certain claims in the complaint, and that motion was denied in January 2021. The parties continue to engage in discovery. As a result of discussions among Georgia-Pacific, 3M and municipalities near Parchment, Georgia-Pacific and 3M have contributed to a fund of approximately $5 million to provide expanded municipal water service in the area. The municipalities have released 3M from claims relating to or arising out of the extension of municipal water or the alleged PFAS contamination in the area of that extension. The putative class action claims are not included in this resolution.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending four state court cases, including three brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. One state court case was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M has filed a motion to dismiss a series of amended complaints.

In California, 3M and other defendants are defending an action brought in federal court by Golden State Water Company, alleging PFAS contamination of certain wells located in its water systems. 3M filed a motion to dismiss in November 2020 and in January 2021, the court granted defendants’ motion to dismiss the case for lack of personal jurisdiction. In December 2020, the Orange County Water District and ten additional local water providers sued 3M, Decra Roofing and certain DuPont-related entities in California state court, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination.

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

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and the case is currently in discovery. In addition, 3M, together with several co-defendants, is defending two federal court cases by multiple individuals with private drinking water wells near DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. Plaintiffs seek medical monitoring and damages. 3M has filed a motion to dismiss in the first of those actions and the second is in early stages of litigation. 3M and other defendants are also defending three federal court cases brought by individuals who live near the DuPont and Solvay facilities, alleging personal injury caused by PFAS exposure. Those cases are in early stages of litigation. In September 2020, a federal court case was filed against 3M on behalf of the Borough of Hopatcong, alleging general PFAS contamination of its public water supply. In December 2020, 3M filed a motion to dismiss the Hopatcong matter.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. In December 2020, the defendants filed their joint opposition to the class certification motion filed earlier by the plaintiff.

In West Virginia, 3M and other defendants are defending a state court action brought by Weirton Area Water Board that alleges PFAS contamination of local water supplies. This case has been removed to federal court. The defendants filed various motions to dismiss the complaint based on pleading deficiencies and lack of personal jurisdiction. In November 2020, the court granted some of the personal jurisdiction motions, denied other personal jurisdiction motions (including 3M’s) and ordered the remaining parties to engage in discovery on jurisdiction. In December 2020, the court denied the defendants’ non-jurisdictional motion to dismiss. The case remains in early stages of litigation.

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

In addition, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility. In December 2020, the EPA requested certain documents and information related to TSCA compliance at the facility. The Company is cooperating and producing documents and information in response to the request.

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

Separately, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its Resource Conservation and Recovery Act (RCRA) permit for its Cottage Grove incinerator. In July 2020, the Company received an information request from MPCA related to the June 2020 disclosure, to which the Company responded in September 2020. The Company continues to work with the MPCA to address WAP/FAP implementation issues disclosed in June 2020. In January 2021, the Company received a notice of violation (NOV) from MPCA related to, among other matters, the above-described Clean Water Act and RCRA issues.  The Company is cooperating with MPCA to address the issues that are the subject of the NOV.

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

The Company will continue to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it conducts these reviews. The Company cannot predict at this time the outcomes of resolving these compliance matters or what potential actions may be taken by the regulatory agencies.

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

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During 2020, the Company increased its accrual for PFAS-related other environmental liabilities by $96 million and made related payments of $125 million. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota; Alabama; Gendorf, Germany; and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) in the first quarter of 2019. During the fourth quarter of 2019, 3M updated its evaluation of certain customer-related litigation based on continued, productive settlement discussions with multiple parties. As previously disclosed, 3M has been engaged in mediation and resolution negotiations in multiple cases. In addition, during the fourth quarter of 2019, the Company updated its assessment of environmental matters and litigation related to its historical PFAS manufacturing operations and expanded its evaluation of other 3M sites that may have used certain PFAS-containing materials and locations at which they were disposed. As a result of these actions during the fourth quarter the Company recorded a pre-tax charge of $214 million. As of December 31, 2020, the Company had recorded liabilities of $416 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss. The Company is not able to estimate a possible loss or range of loss in excess of the established accruals at this time.

As of December 31, 2020, the Company had recorded liabilities of $23 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of December 31, 2020, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

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

As of December 31, 2020, the Company is a named defendant in approximately 3,130 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 12,400 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, based on the then current record, the court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the

U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the MDL court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial scheduled to begin in March 2021. Individual trials for the next two bellwether plaintiffs are scheduled to proceed in May and June of 2021.

3M is also defending 24 lawsuits brought by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court and the federal court remanded them to state court in March 2020. The Company has appealed the remand orders to the U.S. Court of Appeals for the Eighth Circuit. The state court actions will be subject to a bellwether selection process. The first trial in Hennepin County was scheduled for March 2021 but has been delayed.

No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

As of December 31, 2020, the Company was a named defendant in 23 lawsuits in the United States involving 26 plaintiffs and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

Among the 23 remaining lawsuits in the United States, 20 are in the MDL court and three are in state court. The MDL court declined to remand one case to Oklahoma state court and has stayed all 20 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit. The Texas state court has stayed the entire case while the appeal is pending.

As previously disclosed, 3M had been named a defendant in 61 cases in Minnesota state court. In January 2018, the Minnesota state court excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation. The Minnesota Court of Appeals affirmed the state court orders in their entirety and the Minnesota Supreme Court denied plaintiffs’ petition for review and entered the finial dismissal in 2019, effectively ending the Minnesota state court cases.

In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections that the representative plaintiff claims was due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL.

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

Securities Litigation

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and former CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS, and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, the defendants filed a motion to transfer venue to the U.S. District Court for the District of Minnesota. In August 2020, the court denied the motion to transfer venue, and in September 2020, the defendants filed a petition for writ of mandamus to the U.S. Court of Appeals for the Third Circuit. In November 2020, the federal Court of Appeals granted 3M’s petition for a writ of mandamus and directed the New Jersey federal court to transfer the action to the Minnesota federal court. The defendants filed a motion to dismiss the action in January 2021. The suit is in the early stages of litigation.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. The district court has ordered a stay of the proceedings pending a further status conference in March 2021. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending.

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

NOTE 17. Leases

The components of lease expense are as follows:

	Year ended December 31,
(Millions)	2020	2019
Operating lease cost	$348	$308
Finance lease cost:
Amortization of assets	21	20
Interest on lease liabilities	1	2
Variable lease cost	101	93
Total net lease cost	$471	$423

Short-term lease cost and income related to sub-lease activity is immaterial for the Company.

Supplemental balance sheet information related to leases is as follows:

	Location on Face of	As of December 31,
(Millions unless noted)	Balance Sheet	2020	2019
Operating leases:
Operating lease right of use assets	Operating lease right of use assets	$864	$858

Current operating lease liabilities	Operating lease liabilities - current	$256	$247
Noncurrent operating lease liabilities	Operating lease liabilities	609	607
Total operating lease liabilities		$865	$854

Finance leases:
Property and equipment, at cost	Property, plant and equipment	$225	$239
Accumulated amortization	Property, plant and equipment (accumulated depreciation)	(106)	(102)
Property and equipment, net		$119	$137

Current obligations of finance leases	Other current liabilities	$22	$21
Finance leases, net of current obligations	Other liabilities	93	111
Total finance lease liabilities		$115	$132

Weighted average remaining lease term (in years):
Operating leases		5.6	5.7
Finance leases		7.6	9.0
Weighted average discount rate:
Operating leases		2.4%	3.2%
Finance leases		3.5%	3.8%

Supplemental cash flow and other information related to leases is as follows:

	Year Ended December 31,
(Millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$326	$309
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	58	18

Right of use assets obtained in exchange for lease liabilities:
Operating leases	250	326
Finance leases	18	61

In the first quarter of 2020, 3M sold and leased-back certain recently constructed machinery and equipment in return for municipal securities, which in aggregate, were recorded as a finance lease asset and obligation of approximately $10 million. In the first quarter of 2019, 3M sold and leased-back certain recently constructed machinery and equipment in return for municipal securities, which in aggregate, were recorded as a finance lease asset and obligation of approximately $9 million. During 2019, the Company sold and leased-back an office location and a manufacturing site resulting in a combined gain of $82 million.

Maturities of lease liabilities were as follows:

	December 31, 2020
(Millions)	Finance Leases	Operating Leases
2021	$20	$273
2022	18	201
2023	18	141
2024	16	93
2025	10	60
After 2025	41	162
Total	$123	$930
Less: Amounts representing interest	8	65
Present value of future minimum lease payments	115	865
Less: Current obligations	22	256
Long-term obligations	$93	$609

As of December 31, 2020, the Company has additional operating lease commitments that have not yet commenced of approximately $18 million. These commitments pertain to 3M’s right of use of certain buildings.

Disclosures related to periods prior to 2019 adoption of new lease standard:

Capital and Operating Leases:

Rental expense under operating leases was $393 million in 2018.

NOTE 18. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of December 31, 2020, the remaining shares available for grant under the LTIP Program are 16 million and there were approximately 8,000 participants with outstanding options, restricted stock, or restricted stock units.

The Company’s annual stock option and restricted stock unit grant is made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-

substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the annual grant’s stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter.

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

Stock-Based Compensation Expense

	Years ended December 31
(Millions)	2020	2019	2018
Cost of sales	$50	$47	$48
Selling, general and administrative expenses	169	185	207
Research, development and related expenses	43	46	47
Stock-based compensation expenses	$262	$278	$302
Income tax benefits	(82)	(141)	(154)
Stock-based compensation expenses (benefits), net of tax	$180	$137	$148

Stock Option Program

The following table summarizes stock option activity for the years ended December 31:

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
(Options in thousands)	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Under option —
January 1	33,675	$151.15	34,569	$138.98	34,965	$125.73
Granted	4,777	157.25	3,434	200.80	3,211	233.19
Exercised	(2,759)	93.23	(4,193)	89.89	(3,482)	91.01
Forfeited	(292)	181.33	(135)	201.27	(125)	188.00
December 31	35,401	$156.23	33,675	$151.15	34,569	$138.98
Options exercisable
December 31	27,537	$149.67	26,487	$136.75	26,117	$121.98

Stock options generally vest over a period from one to three years with the expiration date at 10 years from date of grant. As of December 31, 2020, there was $56 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 20 months. For options outstanding at December 31, 2020, the weighted-average remaining contractual life was 63 months and the aggregate intrinsic value was $929 million. For options exercisable at December 31, 2020, the weighted-average remaining contractual life was 51 months and the aggregate intrinsic value was $847 million.

The total intrinsic values of stock options exercised during 2020, 2019 and 2018 was $206 million, $433 million and $469 million, respectively. Cash received from options exercised during 2020, 2019 and 2018 was $256 million, $375 million and $316 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options for 2020, 2019 and 2018 was $44 million, $91 million and $99 million, respectively.

For the primary annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

	Annual
	2020	2019	2018
Exercise price	$157.24	$201.12	$233.63
Risk-free interest rate	1.5%	2.6%	2.7%
Dividend yield	2.7%	2.5%	2.4%
Expected volatility	19.7%	20.4%	21.0%
Expected life (months)	78	79	78
Black-Scholes fair value	$21.58	$34.19	$41.59

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity for the years ended December 31:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested balance —
As of January 1	1,573	$201.11	1,789	$180.02	1,994	$162.60
Granted
Annual	733	157.29	564	200.41	467	233.61
Other	45	159.49	15	180.08	8	207.76
Vested	(570)	176.20	(732)	149.33	(640)	164.83
Forfeited	(59)	196.31	(63)	192.52	(40)	186.48
As of December 31	1,722	$189.78	1,573	$201.11	1,789	$180.02

As of December 31, 2020, there was $79 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total fair value of restricted stock and restricted stock units that vested during December 31, 2020, 2019 and 2018 was $91 million, $144 million and $155 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units for 2020, 2019 and 2018 was $26 million, $28 million and $29 million, respectively.

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

The following table summarizes performance share activity for the years ended December 31:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Undistributed balance —
As of January 1	444	$205.58	562	$188.96	686	$171.90
Granted	203	153.16	166	207.49	166	229.13
Distributed	(206)	190.84	(210)	162.16	(206)	159.82
Performance change	25	166.49	(48)	204.73	(56)	198.39
Forfeited	(43)	172.92	(26)	209.96	(28)	204.09
As of December 31	423	$188.61	444	$205.58	562	$188.96

As of December 31, 2020, there was $17 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 20 months. The total fair value of performance shares that were distributed were $35 million, $45 million, and $48 million for 2020, 2019 and 2018, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $7 million, $9 million, and $11 million per year for 2020, 2019, and 2018, respectively.

General Employees’ Stock Purchase Plan (GESPP):

As of December 31, 2020, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.

The weighted-average fair value per option granted during 2020, 2019 and 2018 was $23.47, $27.14 and $31.91, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESSP options of $31 million in 2020, $30 million in 2019, and $30 million in 2018.

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

In addition, effective in the first quarter of 2020, in a continuing effort to improve the alignment of its businesses around customers and markets, the Company made the following changes:

Continued alignment of customer account activity

●	As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This largely impacted the amount of dual credit certain business segments receive as a result of sales district attribution. 3M business segment reporting measures include dual credit to business segments for certain sales and operating income. This dual credit is based on which business segment provides customer account activity with respect to a particular product sold in a specific country. As a result of this change, previously reported aggregate business segment net sales and operating income for the total year 2019 decreased $42 million and $10 million, respectively, offset by corresponding decreases in the “Elimination of Dual Credit” net sales and operating income amounts.

Additional actions impacting product line alignments

●	The remaining retail auto care product lines formerly in the Automotive Aftermarket Division (within the Safety and Industrial business segment), were realigned to the Construction and Home Improvement Division (within the Consumer business segment). This change resulted in a decrease of previously reported net sales and operating income for total year 2019 of $35 million and $11 million, respectively, in the Safety and Industrial business segment, offset by a corresponding increase in net sales and operating income within the Consumer business segment.
●	In addition, certain product lines were realigned within business segments. The transdermal drug delivery components business, formerly included in the Drug Delivery Systems Division, was realigned to the Medical Solutions Division (both of which are within the Health Care business segment) and the paint protection film business, formerly included in the Automotive and Aerospace Division, was realigned to the Commercial Solutions Division (both of which are within the Transportation and Electronics business segment).

The financial information presented herein reflects the impact of the preceding business segment reporting changes for all periods presented.

Business Segment Products

Business Segment	Representative revenue-generating activities, products or services
Safety and Industrial
o
Industrial abrasives and finishing for metalworking applications
o
Autobody repair solutions
o
Closure systems for personal hygiene products, masking, and packaging materials
o
Electrical products and materials for construction and maintenance, power distribution and electrical OEMs
o
Structural adhesives and tapes
o
Respiratory, hearing, eye and fall protection solutions
o
Natural and color-coated mineral granules for shingles

Transportation and Electronics
o
Advanced ceramic solutions
o
Attachment tapes, films, sound and temperature management for transportation vehicles
o
Premium large format graphic films for advertising and fleet signage
o
Light management films and electronics assembly solutions
o
Packaging and interconnection solutions
o
Reflective signage for highway, and vehicle safety

Health Care
o
Food safety indicator solutions
o
Health care procedure coding and reimbursement software
o
Skin, wound care, and infection prevention products and solutions
o
Dentistry and orthodontia solutions
o
Filtration and purification systems

Consumer
o
Consumer bandages, braces, supports and consumer respirators
o
Cleaning products for the home
o
Retail abrasives, paint accessories, car care DIY products, picture hanging and consumer air quality solutions
o
Stationery products

Business Segment Information

	Year ended December 31,
Net Sales (Millions)	2020	2019	2018
Safety and Industrial	$11,767	$11,514	$12,414
Transportation and Electronics	8,827	9,591	10,104
Health Care	8,345	7,431	6,821
Consumer	5,336	5,151	5,127
Corporate and Unallocated	(1)	110	50
Elimination of Dual Credit	(2,090)	(1,661)	(1,751)
Total Company	$32,184	$32,136	$32,765

Operating Performance (Millions)
Safety and Industrial	$3,054	$2,510	$2,860
Transportation and Electronics	1,927	2,221	2,643
Health Care	1,828	1,858	1,918
Consumer	1,249	1,124	1,084
Elimination of Dual Credit	(534)	(409)	(436)
Total business segment operating income	$7,524	$7,304	$8,069
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	$(17)	$(762)	$(897)
Gain/(loss) on sale of businesses	389	114	547
Divestiture-related restructuring actions	(55)	—	(127)
Other corporate expense - net	(680)	(482)	(385)
Total Corporate and Unallocated	(363)	(1,130)	(862)
Total Company operating income	$7,161	$6,174	$7,207

Other expense/(income), net	450	462	207
Income before income taxes	$6,711	$5,712	$7,000

Business Segment Information

	Assets		Depreciation & Amortization			Capital Expenditures
(Millions)	2020	2019	2020	2019	2018	2020	2019	2018
Safety and Industrial	$11,711	$11,682	$562	$509	$493	$451	$391	$375
Transportation and Electronics	6,997	6,871	429	401	390	454	390	339
Health Care	14,531	14,790	626	392	262	251	264	245
Consumer	2,567	2,428	140	134	126	120	130	115
Corporate and Unallocated	11,538	8,888	154	157	217	225	524	503
Total Company	$47,344	$44,659	$1,911	$1,593	$1,488	$1,501	$1,699	$1,577

Assets subject to attribution to business segments largely include accounts receivable; inventories; property, plant and equipment; goodwill; intangible assets; and certain limited other assets. All other items are reflected in Corporate and Unallocated. Accounts receivable and inventory are attributed based on underlying sales or activity. Property, plant and equipment are attributed to a particular business segment based on that item’s primary user while certain items such as corporate-shared headquarters/administrative centers, laboratories, distribution centers and enterprise software systems are reflected in Corporate and Unallocated. Intangible assets and goodwill are largely directly associated with a particular reporting unit and attributed on that basis. Business segment depreciation reflected above is based on the underlying usage of assets (while the particular asset itself may be entirely reflected within a different business segment’s asset balance as its primary user). This depreciation also includes allocated depreciation associated with a number of the assets reflected in Corporate and Unallocated as described above.

During 2020, information relative to business segment depreciation and assets reviewed by 3M’s CODM changed. The change did not impact each segment’s operating income, but did change the separate summarization of depreciation by segment in CODM information. Depreciation previously was summarized based generally on depreciation of a particular asset being associated entirely with a single reporting unit, as opposed to an estimate of underlying asset usage. New CODM reporting of depreciation is as described above. With respect to assets in CODM reporting, previously certain assets used by multiple segments were “split” in terms of determining the balances associated with each business segment (new reporting aligns the entire asset to a single primary user), certain shared manufacturing assets were retained in Corporate and Unallocated, and a number of other assets were allocated to the business segments. The impact of these changes has been reflected in the above table for all periods presented.

Corporate and Unallocated

Corporate and unallocated operating income includes a variety of miscellaneous items, such as corporate investment gains and losses, certain derivative gains and losses, certain insurance-related gains and losses, certain litigation and environmental expenses, corporate restructuring charges and certain under- or over-absorbed costs (e.g. pension, stock-based compensation) that the Company may choose not to allocate directly to its business segments and is disclosed as ‘other corporate expense-net”. Additionally, Corporate and Unallocated includes special items such as significant litigation-related charges/benefits, gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring costs (see Note 5). Corporate and Unallocated also includes sales, costs, and income from contract manufacturing, transition services and other arrangements with the acquirer of all of the Communication Markets Division following its 2018 divestiture through 2019 and the acquirer of the former drug delivery business following its 2020 divestiture. Because this category includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

Geographic Information

Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made. Refer to Note 2 for geographic net sales.

	Property, Plant and
	Equipment - net
(Millions)	2020	2019
Americas	$5,752	$5,873
Asia Pacific	1,662	1,637
Europe, Middle East and Africa	2,007	1,823
Total Company	$9,421	$9,333

United States net property, plant and equipment (PP&E) was $5,358 and $5,442 million at December 31, 2020 and 2019, respectively. China/Hong Kong net property, plant and equipment (PP&E) was $583 million and $553 million at December 31, 2020 and 2019, respectively.

NOTE 20. Quarterly Data (Unaudited)

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2020	Quarter	Quarter	Quarter	Quarter	2020
Net sales	$8,075	$7,176	$8,350	$8,583	$32,184
Cost of sales	4,109	3,805	4,303	4,388	16,605
Net income including noncontrolling interest	1,294	1,287	1,417	1,390	5,388
Net income attributable to 3M	1,292	1,290	1,413	1,389	5,384
Earnings per share attributable to 3M common shareholders - basic	2.24	2.24	2.45	2.40	9.32
Earnings per share attributable to 3M common shareholders - diluted	2.22	2.22	2.43	2.38	9.25

(Millions, except per-share amounts)	First	Second	Third	Fourth	Year
2019	Quarter	Quarter	Quarter	Quarter	2019
Net sales	$7,863	$8,171	$7,991	$8,111	$32,136
Cost of sales	4,310	4,313	4,188	4,325	17,136
Net income including noncontrolling interest	893	1,131	1,588	970	4,582
Net income attributable to 3M	891	1,127	1,583	969	4,570
Earnings per share attributable to 3M common shareholders - basic	1.54	1.95	2.75	1.68	7.92
Earnings per share attributable to 3M common shareholders - diluted	1.51	1.92	2.72	1.66	7.81

Gross profit is calculated as net sales minus cost of sales.

In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit, or $0.07 per diluted share. Also, in the second quarter of 2020, the Company recorded an aggregate after tax gain on sale of businesses of $303 million, or $0.52 per diluted share in addition to divestiture-related restructuring charges of $46 million, or $0.08 per diluted share.

In 2019, the Company recorded significant litigation-related charges related to PFAS matters and coal mine dust respirator mask lawsuits as further described in Note 16, which reduced net income by $590 million, or $1.01 per diluted share, of which $424 million, or $0.72 per diluted share occurred in the first quarter and $166 million, or $0.29 per diluted share occurred in the fourth quarter. Additionally, in 2019, the Company recorded an aggregate after tax gain on sale of businesses of $129 million, or $0.22 per diluted share. In the second quarter of 2019, the Company recorded a non-operating charge related to the deconsolidation of its Venezuelan subsidiary, which reduced net income by $162 million, or $0.28 per diluted share.

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

b. The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

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

Item 9B. Other Information.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

The Company is making the following disclosure under Section 13(r) of the Exchange Act:

Protection of Intellectual Property Rights in Iran Pursuant to Specific License

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 15, 2020, OFAC granted 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended December 31, 2020, 3M paid $522 to IIPO as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.

PART III

Documents Incorporated by Reference

In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2020) for its annual meeting to be held on May 11, 2021, are incorporated by reference in this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 11, 2021 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance At 3M — Board Membership Criteria — Identification, Evaluation, and Selection of Nominees,” “—Shareholder Nominations,” “—Shareholder Nominations – Advance Notice Bylaw”, and “—Proxy Access Nominations” and “Corporate Governance At 3M -- Board Committees – Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.

Code of Ethics. All of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and Controller, are required to abide by 3M’s long-standing business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. 3M has posted the text of such code of ethics on its website (https://www.3M.com/3M/en_US/ethics-compliance). At the same website, any future amendments to the code of ethics will also be posted. Any person may request a copy of the code of ethics, at no cost, by writing to us at the following address:

3M Company
3M Center, Building 220-11W-09
St. Paul, MN 55144-1000
Attention: Vice President, 3M Ethics & Compliance

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K is contained under the captions “Executive Compensation” (excluding the information under the caption “— Compensation Committee Report”) and “Director Compensation” and “Stock Retention Requirement” of the 3M Proxy Statement. Such information is incorporated by reference.

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

Equity compensation plans information as of December 31, 2020 follows:

Equity Compensation Plans Information (1)

	A	B	C
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan Category (options and shares in thousands)	and rights	rights	column (A))

Equity compensation plans approved by security holders
Stock options	35,401	$156.23	—
Restricted stock units	1,722		—
Performance shares	423		—
Non-employee director deferred stock units	244		—
Total	37,790		16,044
Employee stock purchase plan	—		22,887
Subtotal	37,790		38,931
Total	37,790		38,931

(1)	In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.

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

(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follow.

(b) Exhibits.

(3)Articles of Incorporation and bylaws

(3.1)	Certificate of incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
(3.2)	Amended and Restated Bylaws, as adopted as of February 2, 2021, are incorporated by reference from our Form 8-K dated February 3, 2021.

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

(4.3)	Description of Securities is incorporated by reference from our Form 10-K for the year ended December 31, 2019.

(10)Material contracts and management compensation plans and arrangements:

(10.1)*	3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.2)*	Form of Stock Option Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.3)*	Form of Stock Appreciation Right Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.4)*	Form of Restricted Stock Unit Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.5)*

Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 5, 2018 is incorporated by reference from our Form 10-K for the year ended December 31, 2017.

(10.6)*	Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 1, 2021 is filed herewith.
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

(10.12)*	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.13)*	Amended and Restated 3M VIP Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.14)*	Amended and Restated 3M VIP (Voluntary Investment Plan) Plus Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.15)*	3M Deferred Compensation Excess Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.16)*	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.17)*	3M Annual Incentive Plan (including amendments through February 3, 2020) incorporated by reference from our Form 10-K for the year ended December 31, 2019.
(10.18)*	3M Executive Severance Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2019.
(10.19)*	3M Compensation Plan for Non-Employee Directors, as amended, through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.20)*	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.21)*	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.22)*	Amendment and Restatement of 3M Compensation Plan for Non-Employee Directors as of January 1, 2019, is incorporated by reference from our Form 10-K for the year ended December 31, 2018.
(10.23)*	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2017.
(10.24)*	Policy on Reimbursement of Incentive Payments is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2018.
(10.25)*	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.26)*	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.27)*	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.28)*	Offer letter of Employment of Monish Patolawala, dated May 19, 2020 is incorporated by reference from our Form 8-K dated June 3, 2020.

((
(10.29)	Amended and restated five-year credit agreement as of November 15, 2019, is incorporated by reference from our Form 8-K dated November 19, 2019.
(10.30)	364-day credit agreement as of November 13, 2020, is incorporated by reference from our Form 8-K dated November 17, 2020.
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
Monish Patolawala,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
February 4, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 4, 2021.

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

Monish Patolawala, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

By	/s/ Monish Patolawala
Monish Patolawala, Attorney-in-Fact