Form 10-Q
period 2021-03-31
3M CO
filed 2021-04-27
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2021
Common Stock, $0.01 par value per share	579,675,002 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended March 31, 2021

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended
	March 31,
(Millions, except per share amounts)	2021	2020
Net sales	$8,851	$8,075
Operating expenses
Cost of sales	4,525	4,109
Selling, general and administrative expenses	1,808	1,768
Research, development and related expenses	524	537
Gain on sale of businesses	—	(2)
Total operating expenses	6,857	6,412
Operating income	1,994	1,663

Other expense (income), net	49	75

Income before income taxes	1,945	1,588
Provision for income taxes	319	278
Income of consolidated group	1,626	1,310

Income (loss) from unconsolidated subsidiaries, net of taxes	1	—
Net income including noncontrolling interest	1,627	1,310

Less: Net income (loss) attributable to noncontrolling interest	3	2

Net income attributable to 3M	$1,624	$1,308

Weighted average 3M common shares outstanding — basic	580.5	576.8
Earnings per share attributable to 3M common shareholders — basic	$2.80	$2.27

Weighted average 3M common shares outstanding — diluted	586.3	581.5
Earnings per share attributable to 3M common shareholders — diluted	$2.77	$2.25

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended
	March 31,
(Millions)	2021	2020
Net income including noncontrolling interest	$1,627	$1,310
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(222)	(444)
Defined benefit pension and postretirement plans adjustment	119	108
Cash flow hedging instruments	58	47
Total other comprehensive income (loss), net of tax	(45)	(289)
Comprehensive income (loss) including noncontrolling interest	1,582	1,021
Comprehensive (income) loss attributable to noncontrolling interest	(4)	1
Comprehensive income (loss) attributable to 3M	$1,578	$1,022

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	March 31,	December 31,
(Dollars in millions, except per share amount)	2021	2020
Assets
Current assets
Cash and cash equivalents	$4,636	$4,634
Marketable securities — current	501	404
Accounts receivable — net of allowances of $231 and $233	4,817	4,705
Inventories
Finished goods	2,215	2,081
Work in process	1,249	1,226
Raw materials and supplies	994	932
Total inventories	4,458	4,239
Prepaids	535	675
Other current assets	398	325
Total current assets	15,345	14,982
Property, plant and equipment	26,705	26,650
Less: Accumulated depreciation	(17,465)	(17,229)
Property, plant and equipment — net	9,240	9,421
Operating lease right of use assets	871	864
Goodwill	13,654	13,802
Intangible assets — net	5,697	5,835
Other assets	2,373	2,440
Total assets	$47,180	$47,344
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,368	$806
Accounts payable	2,670	2,561
Accrued payroll	655	747
Accrued income taxes	277	300
Operating lease liabilities — current	267	256
Other current liabilities	3,126	3,278
Total current liabilities	8,363	7,948

Long-term debt	16,819	17,989
Pension and postretirement benefits	4,231	4,405
Operating lease liabilities	609	609
Other liabilities	3,330	3,462
Total liabilities	$33,352	$34,413
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - March 31, 2021: 579,675,002
Shares outstanding - December 31, 2020: 577,749,638
Additional paid-in capital	6,283	6,162
Retained earnings	44,255	43,821
Treasury stock, at cost:	(29,020)	(29,404)
Shares at March 31, 2021: 364,358,054
Shares at December 31, 2020: 366,283,418
Accumulated other comprehensive income (loss)	(7,767)	(7,721)
Total 3M Company shareholders’ equity	13,760	12,867
Noncontrolling interest	68	64
Total equity	$13,828	$12,931
Total liabilities and equity	$47,180	$47,344

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Three months ended
	March 31,
(Millions)	2021	2020
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,627	$1,310
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	460	440
Company pension and postretirement contributions	(47)	(39)
Company pension and postretirement expense	47	77
Stock-based compensation expense	131	120
Gain on sale of businesses	—	(2)
Deferred income taxes	16	29
Changes in assets and liabilities
Accounts receivable	(205)	(143)
Inventories	(304)	(207)
Accounts payable	155	12
Accrued income taxes (current and long-term)	42	68
Other — net	(234)	(452)
Net cash provided by (used in) operating activities	1,688	1,213

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(310)	(332)
Proceeds from sale of PP&E and other assets	32	7
Acquisitions, net of cash acquired	—	(25)
Purchases of marketable securities and investments	(428)	(318)
Proceeds from maturities and sale of marketable securities and investments	318	207
Proceeds from sale of businesses, net of cash sold	—	86
Other — net	19	—
Net cash provided by (used in) investing activities	(369)	(375)

Cash Flows from Financing Activities
Change in short-term debt — net	6	462
Repayment of debt (maturities greater than 90 days)	(450)	—
Proceeds from debt (maturities greater than 90 days)	—	1,745
Purchases of treasury stock	(231)	(365)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	293	149
Dividends paid to shareholders	(858)	(847)
Other — net	(11)	(36)
Net cash provided by (used in) financing activities	(1,251)	1,108

Effect of exchange rate changes on cash and cash equivalents	(66)	(46)

Net increase (decrease) in cash and cash equivalents	2	1,900
Cash and cash equivalents at beginning of year	4,634	2,353
Cash and cash equivalents at end of period	$4,636	$4,253

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

Effective in the first quarter of 2021, 3M made the following changes. Information provided herein reflects the impact of these changes for all periods presented.

●	Change in accounting principle for net periodic pension and postretirement plan cost. See below for additional information.
●	Change in measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16.
●	Change in alignment of certain products within 3M’s Consumer business segment—creating the Consumer Health and Safety Division. See additional information in Note 16.

Change in Accounting Principle for Determining Net Periodic Pension and Postretirement Plan Cost

In the first quarter of 2021, 3M changed the method it uses to calculate the market-related value of fixed income securities included in its pension and other postretirement plan assets. The market-related value is used to determine the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components of net periodic benefit cost. The Company previously used the calculated value approach for all plan assets, deferring over three years the impact on these amounts of asset gains or losses that differed from expected returns. 3M changed to the fair value approach for calculating market-related value for the fixed income class of plan assets, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit cost. 3M considers the use of the fair value approach preferrable to the calculated value approach as it results in a more current reflection of impacts of changes in value of these plan assets in the determination of net periodic benefit cost. Additionally, given the plans’ liability-driven investment strategy whereby the changes in value of the fixed income plan assets should offset changes in the value of the plans’ liabilities, this approach more closely aligns the expected return on plan assets expense component with the value reflected in the plans’ funded status. This change was applied retrospectively to all periods presented within 3M’s financial statements. The change did not impact consolidated operating income or net cash provided by operating activities but did impact the previously reported portion of pension and postretirement net periodic benefit cost (benefit) that was included within non-operating other expense (income) along with related consolidated income items such as net income and earnings per share. Other impacts included related changes to previously reported consolidated other comprehensive income, retained earnings, accumulated other comprehensive income (loss), and associated line items within the determination of net cash provided by operating activities. For classes of plan assets other than fixed income investments, the Company continues to use the calculated value approach to determine their market-related value.

The adoption of this change impacted previously reported amounts included herein as indicated in the tables below.

Consolidated Statement of Income	Three months ended
	March 31, 2020
	Under Prior
(Millions, except per share amounts)	Method	As Adjusted
Other expense (income), net	$96	$75

Income before income taxes	$1,567	$1,588
Provision for income taxes	273	278
Income of consolidated group	$1,294	$1,310

Net income including noncontrolling interest	$1,294	$1,310
Net income attributable to 3M	$1,292	$1,308
Earnings per share attributable to 3M common shareholders — basic	$2.24	$2.27
Earnings per share attributable to 3M common shareholders — diluted	$2.22	$2.25

Consolidated Statement of Comprehensive Income	Three months ended
	March 31, 2020
	Under Prior
(Millions)	Method	As Adjusted
Net income including noncontrolling interest	$1,294	$1,310
Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans adjustment	$119	$108
Total other comprehensive income (loss), net of tax	$(278)	$(289)
Comprehensive income (loss) including noncontrolling interest	$1,016	$1,021
Comprehensive income (loss) attributable to 3M	$1,017	$1,022

Consolidated Balance Sheet	As of December 31, 2020
	Under Prior
(Millions)	Method	As Adjusted
Retained Earnings	$43,761	$43,821
Accumulated other comprehensive income (loss)	$(7,661)	$(7,721)

Consolidated Statement of Cash Flows	Three months ended
	March 31, 2020
	Under Prior
(Millions)	Method	As Adjusted
Net income including noncontrolling interest	$1,294	$1,310
Company pension and postretirement expense	$98	$77
Other — net	$(457)	$(452)

The cumulative adjustment as of January 1, 2020, the beginning of the earliest period presented in the consolidated financial statements included herein, was a $5 million reduction to each of retained earnings and accumulated other comprehensive loss.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (8.7 million and 19.2 million average options for the three months ended March 31, 2021 and 2020, respectively). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended
	March 31,
(Amounts in millions, except per share amounts)	2021	2020
Numerator:
Net income attributable to 3M	$1,624	$1,308

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	580.5	576.8
Dilution associated with the Company’s stock-based compensation plans	5.8	4.7
Denominator for weighted average 3M common shares outstanding – diluted	586.3	581.5

Earnings per share attributable to 3M common shareholders – basic	$2.80	$2.27
Earnings per share attributable to 3M common shareholders – diluted	$2.77	$2.25

New Accounting Pronouncements

Refer to Note 1 in 3M’s 2020 Annual Report on Form 10-K for a more detailed discussion of the standards in the tables that follow, except for those pronouncements issued subsequent to the most recent Form 10-K filing date for which separate, more detailed discussion is provided below as applicable.

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

		January 1, 2021	Adoption of this ASU did not have a material impact on 3M’s consolidated results of operations and financial condition.
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

		January 1, 2021	Adoption of this ASU did not have a material impact on 3M’s consolidated results of operations and financial condition.
ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope

Provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as LIBOR which is being phased out beginning at the end of 2021, to alternate reference rates, such as SOFR.

Effective upon ASUs’ issuances in 2020 & 2021

With the beginning of the phase out of LIBOR at the end of 2021, 3M continues to evaluate commercial contracts that may utilize LIBOR and will continue to monitor developments during the LIBOR transition period.

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of March 31, 2021 and December 31, 2020 was $482 million and $498 million, respectively. Approximately $180 million of the December 31, 2020 balance was recognized as revenue during the three months ended March 31, 2021, while approximately $160 million of the December 31, 2019 balance was recognized as revenue during the three months ended March 31, 2020.

Operating Lease Revenue:

Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $140 million and $142 million for the three months ended March 31, 2021 and 2020, respectively.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended
	March 31,
Net Sales (Millions)	2021	2020
Abrasives	$352	$330
Automotive Aftermarket	312	284
Closure and Masking Systems	243	268
Electrical Markets	307	288
Industrial Adhesives and Tapes	768	671
Personal Safety	1,237	989
Roofing Granules	108	95
Other Safety and Industrial	—	2
Total Safety and Industrial Business Segment	$3,327	$2,927

Advanced Materials	$316	$288
Automotive and Aerospace	516	448
Commercial Solutions	438	430
Electronics	1,042	863
Transportation Safety	218	211
Other Transportation and Electronics	1	(1)
Total Transportation and Electronics Business Segment	$2,531	$2,239

Drug Delivery	$—	$105
Food Safety	88	91
Health Information Systems	289	277
Medical Solutions	1,267	1,153
Oral Care	363	277
Separation and Purification Sciences	241	202
Other Health Care	—	(1)
Total Health Care Business Group	$2,248	$2,104

Consumer Health and Safety	$150	$172
Home Care	279	271
Home Improvement	623	503
Stationery and Office	285	268
Other Consumer	36	36
Total Consumer Business Group	$1,373	$1,250

Corporate and Unallocated	$(2)	$—
Elimination of Dual Credit	(626)	(445)
Total Company	$8,851	$8,075

	Three months ended March 31, 2021
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,697	$823	$807	$—	$3,327
Transportation and Electronics	650	1,490	391	—	2,531
Health Care	1,311	408	529	—	2,248
Consumer	949	278	146	—	1,373
Corporate and Unallocated	(1)	—	—	(1)	(2)
Elimination of Dual Credit	(278)	(230)	(118)	—	(626)
Total Company	$4,328	$2,769	$1,755	$(1)	$8,851

	Three months ended March 31, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,517	$712	$698	$—	$2,927
Transportation and Electronics	675	1,202	362	—	2,239
Health Care	1,281	356	467	—	2,104
Consumer	874	250	127	(1)	1,250
Corporate and Unallocated	1	—	—	(1)	—
Elimination of Dual Credit	(206)	(175)	(64)	—	(445)
Total Company	$4,142	$2,345	$1,590	$(2)	$8,075

Americas included United States net sales of $3.6 billion and $3.4 billion for the three months ended March 31, 2021 and 2020, respectively.

NOTE 3. Acquisitions and Divestitures

Refer to Note 3 in 3M’s 2020 Annual Report on Form 10-K for more information on relevant pre-2021 acquisitions and divestitures.

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

2021 acquisitions:

There were no acquisitions that closed during the three months ended March 31, 2021.

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

2021 divestitures:

There were no divestitures that closed during the three months ended March 31, 2021.

2020 divestitures:

During 2020, as described in Note 3 in 3M’s 2020 Annual Report on Form 10-K, the Company divested its advanced ballistic-protection business, substantially all of its drug delivery business, and a small dermatology products business.

Operating income and held for sale amounts:

The aggregate operating income of applicable businesses held for sale with respect to the first three months of 2020 was $25 million.

NOTE 4. Goodwill and Intangible Assets

There was no goodwill recorded from acquisitions during the first three months of 2021. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2020 and March 31, 2021, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2020	$4,687	$1,858	$6,992	$265	$13,802
Translation and other	(29)	(14)	(98)	(7)	(148)
Balance as of March 31, 2021	$4,658	$1,844	$6,894	$258	$13,654

Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division.

As described in Note 16, effective in the first quarter of 2021, the Company changed its business segment reporting. For any product changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units, the results of which were immaterial.

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2021 and December 31, 2020, follow:

	March 31,	December 31,
(Millions)	2021	2020
Customer related intangible assets	$4,266	$4,280
Patents	517	537
Other technology-based intangible assets	2,113	2,114
Definite-lived tradenames	1,172	1,178
Other amortizable intangible assets	104	104
Total gross carrying amount	$8,172	$8,213

Accumulated amortization — customer related	(1,473)	(1,422)
Accumulated amortization — patents	(495)	(512)
Accumulated amortization — other technology-based	(687)	(638)
Accumulated amortization — definite-lived tradenames	(397)	(385)
Accumulated amortization — other	(78)	(79)
Total accumulated amortization	$(3,130)	$(3,036)

Total finite-lived intangible assets — net	$5,042	$5,177

Non-amortizable intangible assets (primarily tradenames)	655	658
Total intangible assets — net	$5,697	$5,835

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

Amortization expense for the three months ended March 31, 2021 and 2020 follows:

	Three months ended
	March 31,
(Millions)	2021	2020
Amortization expense	$133	$134

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2021:

	Remainder of						After
(Millions)	2021	2022	2023	2024	2025	2026	2026
Amortization expense	$395	$514	$488	$458	$428	$421	$2,338

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

NOTE 5. Restructuring Actions and Exit Activities

2020 and 2021 Restructuring Actions:

Operational/Marketing Capability Restructuring:

As described in Note 5 in 3M’s 2020 Annual Report on Form 10-K, in late 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. During the fourth quarter of 2020, management approved and committed to undertake associated restructuring actions impacting approximately 2,100 positions resulting in a pre-tax charge of $137 million. In the first quarter of 2021, management approved and committed to undertake additional actions under this initiative resulting in a pre-tax charge of $14 million. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through 2021. 3M is planning further actions under this initiative throughout 2021. This aggregate initiative, spanning 2020 and 2021, is expected to impact approximately 2,900 positions worldwide with an expected pre-tax charge of $250 to $300 million. The related first quarter 2021 restructuring charges were recorded in the income statement as follows:

(Millions)	First Quarter 2021
Cost of sales	$1
Selling, general and administrative expenses	9
Research, development and related expenses	4
Total operating income impact	$14

The business segment operating income impact of these restructuring charges is summarized as follows:

First Quarter 2021
(Millions)	Employee-Related
Safety and Industrial	$2
Transportation and Electronics	3
Health Care	1
Consumer	1
Corporate and Unallocated	7
Total Operating Expense	$14

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2020	$101
Incremental expense incurred in the first quarter of 2021	$14
Cash payments	(14)
Accrued restructuring action balances as of March 31, 2021	$101

Divestiture-Related Restructuring

As described in Note 5 in 3M’s 2020 Annual Report on Form 10-K, during the second quarter of 2020, following the divestiture of substantially all of the drug delivery business, management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. These actions affected approximately 1,300 positions worldwide and resulted in a second quarter 2020 pre-tax charge of $55 million, within Corporate and Unallocated.

Divestiture-related restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Accrued divestiture-related restructuring action balances as of December 31, 2020	$15	$9	$24
Cash payments	(1)	—	(1)
Adjustments	(1)	—	(1)
Accrued divestiture-related restructuring action balances as of March 31, 2021	$13	$9	$22

Remaining activities related to this divestiture-related restructuring are expected to be largely completed through the third quarter of 2021.

Other Restructuring

As described in Note 5 in 3M’s 2020 Annual Report on Form 10-K, in the second quarter of 2020, management approved and committed to undertake certain restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impacts. These actions affected approximately 400 positions worldwide and resulted in a second quarter 2020 pre-tax charge of $58 million.

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2020	$24
Cash payments	(4)
Adjustments	(9)
Accrued restructuring action balances as of March 31, 2021	$11

Remaining activities related to this restructuring are expected to be largely completed through the second quarter of 2021.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended
	March 31,
(Millions)	2021	2020
Interest expense	$132	$123
Interest income	(4)	(10)
Pension and postretirement net periodic benefit cost (benefit)	(79)	(38)
Total	$49	$75

Interest expense includes an early debt extinguishment pre-tax charge of approximately $11 million in the first quarter of 2021.

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

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.48 and $1.47 per share for the first quarter 2021 and 2020, respectively.

Consolidated Changes in Equity

Three months ended March 31, 2021

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64

Net income	1,627		1,624			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(222)				(223)	1
Defined benefit pension and post-retirement plans adjustment	119				119	—
Cash flow hedging instruments	58				58	—
Total other comprehensive income (loss), net of tax	(45)
Dividends declared	(858)		(858)
Stock-based compensation	121	121
Reacquired stock	(243)			(243)
Issuances pursuant to stock option and benefit plans	295		(332)	627
Balance at March 31, 2021	$13,828	$6,292	$44,255	$(29,020)	$(7,767)	$68

Three months ended March 31, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2019	$10,126	$5,916	$42,130	$(29,849)	$(8,134)	$63

Net income	1,310		1,308			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(444)				(441)	(3)
Defined benefit pension and post-retirement plans adjustment	108				108	—
Cash flow hedging instruments	47				47	—
Total other comprehensive income (loss), net of tax	(289)
Dividends declared	(847)		(847)
Stock-based compensation	117	117
Reacquired stock	(356)			(356)
Issuances pursuant to stock option and benefit plans	153		(235)	388
Balance at March 31, 2020	$10,214	$6,033	$42,356	$(29,817)	$(8,420)	$62

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended March 31, 2021

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(176)	—	66	(110)
Amounts reclassified out	—	159	9	168
Total other comprehensive income (loss), before tax	(176)	159	75	58
Tax effect	(47)	(40)	(17)	(104)
Total other comprehensive income (loss), net of tax	(223)	119	58	(46)
Balance at March 31, 2021, net of tax:	$(1,673)	$(5,979)	$(115)	$(7,767)

Three months ended March 31, 2020

				Total
		Defined Benefit	Cash Flow	Accumulated
		Pension and	Hedging	Other
	Cumulative	Postretirement	Instruments,	Comprehensive
	Translation	Plans	Unrealized	Income
(Millions)	Adjustment	Adjustment	Gain (Loss)	(Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,204)	$(31)	$(8,134)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(439)	—	77	(362)
Amounts reclassified out	—	150	(16)	134
Total other comprehensive income (loss), before tax	(439)	150	61	(228)
Tax effect	(2)	(42)	(14)	(58)
Total other comprehensive income (loss), net of tax	(441)	108	47	(286)
Balance at March 31, 2020, net of tax:	$(2,340)	$(6,096)	$16	$(8,420)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended March 31,		Location on Income
(Millions)	2021	2020	Statement
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$—	$(1)	See Note 11
Prior service benefit	15	15	See Note 11
Net actuarial loss	(173)	(163)	See Note 11
Curtailments/Settlements	(1)	(1)	See Note 11
Total before tax	(159)	(150)
Tax effect	40	42	Provision for income taxes
Net of tax	$(119)	$(108)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(7)	$18	Cost of sales
Interest rate contracts	(2)	(2)	Interest expense
Total before tax	(9)	16
Tax effect	2	(4)	Provision for income taxes
Net of tax	$(7)	$12
Total reclassifications for the period, net of tax	$(126)	$(96)

NOTE 8. Income Taxes

The IRS has completed its field examination of the Company’s U.S. federal income tax returns through 2018, but the years 2005 through 2017 have not closed as the Company is in the process of resolving issues identified during those examinations. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of March 31, 2021, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2021 and December 31, 2020 are $1,094 million and $1,145 million, respectively.

As of March 31, 2021 and December 31, 2020, the Company had valuation allowances of $143 million and $135 million on its deferred tax assets, respectively.

The effective tax rate for the first quarter of 2021 was 16.4 percent, compared to 17.5 percent in the first quarter of 2020, a decrease of 1.1 percentage points. The primary factor that decreased the Company’s effective tax rate was nonrepeating favorable adjustments in 2021 related to impacts of U.S. international tax provisions.

NOTE 9. Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2021	December 31, 2020
Corporate debt securities	$7	$7
Commercial paper	384	237
Certificates of deposit/time deposits	7	31
U.S. treasury securities	100	125
U.S. municipal securities	3	4
Current marketable securities	$501	$404

U.S. municipal securities	$31	$30
Non-current marketable securities	$31	$30

Total marketable securities	$532	$434

At March 31, 2021 and December 31, 2020, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at March 31, 2021 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2021
Due in one year or less	$501
Due after one year through five years	15
Due after five years through ten years	16
Total marketable securities	$532

NOTE 10. Long-Term Debt and Short-Term Borrowings

In March 2021, 3M, via a make-whole call offer, redeemed $450 million principal amount of 2.75% notes due 2022. The Company recorded an early debt extinguishment pre-tax charge of approximately $11 million within interest expense. This charge reflected the differential between the carrying value and the amount paid to reacquire the notes and related expenses.

2020 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.

The Company had no commercial paper outstanding at March 31, 2021 and December 31, 2020.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2021. The maturities of long-term debt for the periods subsequent to March 31, 2021 are as follows (in millions):

Remainder of						After
2021	2022	2023	2024	2025	2026	2026	Total
$763	$1,256	$1,945	$1,100	$1,791	$1,516	$9,798	$18,169

NOTE 11. Pension and Postretirement Benefit Plans

As discussed in Note 1, effective in the first quarter of 2021, 3M made a change in accounting principle for net periodic pension and postretirement plan cost. This impacted the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components of net periodic benefit cost. This change was applied retrospectively to all periods presented within 3M’s financial statements.

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2021 and 2020 follow:

Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2021	2020	2021	2020	2021	2020
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$66	$42	$38	$12	$11
Non-operating expense
Interest cost	$90	$124	$25	$31	$11	$16
Expected return on plan assets	(264)	(262)	(81)	(77)	(19)	(20)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service benefit	(6)	(6)	(1)	(1)	(8)	(8)
Amortization of net actuarial loss	132	123	27	29	14	11
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	1
Total non-operating expense (benefit)	(48)	(21)	(30)	(17)	(1)	—
Total net periodic benefit cost (benefit)	$24	$45	$12	$21	$11	$11

For the three months ended March 31, 2021 contributions totaling $46 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2021, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

Additional information with respect to derivatives is included elsewhere as follows:

●	Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
●	Fair value of derivative instruments is included in Note 13.
●	Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 in 3M’s 2020 Annual Report on Form 10-K.

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

Cash Flow Hedging — Interest Rate Contracts: The Company may use forward starting interest rate contracts and treasury rate lock contracts to hedge exposure to variability in cash flows from interest payments on forecasted debt issuances. The amortization of gains and losses on forward starting interest rate swaps is included in the tables below as part of the gain/(loss) reclassified from accumulated other comprehensive income into income. Additional information regarding previously issued but terminated interest rate contracts, which have related balances within accumulated other comprehensive income being amortized over the underlying life of related debt, can be found in Note 14 in 3M’s 2020 Annual Report on Form 10-K.

As of March 31, 2021, the Company had a balance of $115 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $106 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of March 31, 2021, 3M expects to reclassify approximately $19 million over the next 12 months, $22 million over the remainder of 2021, $2 million in 2022 and $91 million after 2022 of the after-tax net unrealized foreign exchange cash flow hedging losses to earnings (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss) Recognized in Other		Pretax Gain (Loss) Reclassified from Accumulated
	Comprehensive Income on Derivative		Other Comprehensive Income into Income
	Three months ended March 31,		Three months ended March 31,
	2021	2020		2021	2020
(Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency forward/option contracts	$66	$79	Cost of sales	$(7)	$18
Interest rate contracts	—	(2)	Interest expense	(2)	(2)
Total	$66	$77		$(9)	$16

Fair Value Hedges:

For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

Fair Value Hedging - Interest Rate Swaps: The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. Additional information regarding designated interest rate swaps can be found in Note 14 in 3M’s 2020 Annual Report on Form 10-K.

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three months ended March 31, 2021 and 2020.

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
(Millions)	Hedged Liabilities		of the Hedged Liabilities
Location on the Consolidated Balance Sheet	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Short-term borrowings and current portion of long-term debt	$357	$373	$4	$5
Long-term debt	225	225	5	6
Total	$582	$598	$9	$11

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

At March 31, 2021, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 50 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2021 to 2031.

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

	Pretax Gain (Loss) Recognized		Amount of Gain (Loss) Excluded
	as Cumulative Translation within		from Effectiveness Testing
	Other Comprehensive Income		Recognized in Income
	Three months ended March 31,		Three months ended March 31,
	2021	2020		2021	2020
(Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency denominated debt	$167	$15	Cost of sales	$—	$—
Foreign currency forward contracts	2	1	Cost of sales	(1)	5
Total	$169	$16		$(1)	$5

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

	Gain (Loss) on Derivative Recognized in Income
	Three months ended March 31,
		2021	2020
(Millions)	Location	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$—	$4
Foreign currency forward contracts	Interest expense	22	(16)
Total		$22	$(12)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended March 31, 2021		Three months ended March 31, 2020
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,525	$49	$4,109	$75

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(7)	$—	$18	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	(2)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$2	$—	$(2)
Derivatives designated as hedging instruments	—	(2)	—	2

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
March 31, 2021 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,656	Other current assets	$36	Other current liabilities	$38
Foreign currency forward/option contracts	685	Other assets	21	Other liabilities	10
Interest rate contracts	403	Other current assets	5	Other current liabilities	—
Total derivatives designated as hedging instruments			$62		$48

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,487	Other current assets	$22	Other current liabilities	$15
Total derivatives not designated as hedging instruments			$22		$15

Total derivative instruments			$84		$63

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,630	Other current assets	$14	Other current liabilities	$67
Foreign currency forward/option contracts	669	Other assets	10	Other liabilities	25
Interest rate contracts	403	Other current assets	7	Other current liabilities	—
Total derivatives designated as hedging instruments			$31		$92

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,166	Other current assets	$13	Other current liabilities	$14
Total derivatives not designated as hedging instruments			$13		$14

Total derivative instruments			$44		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2021, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Assets	Gross Amount of
	Presented in the	Eligible Offsetting	Cash
	Consolidated	Recognized	Collateral	Net Amount of
March 31, 2021 (Millions)	Balance Sheet	Derivative Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$84	$34	$—	$50
Derivatives not subject to master netting agreements	—			—
Total	$84			$50

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$44	$11	$—	$33
Derivatives not subject to master netting agreements	—			—
Total	$44			$33

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
Consolidated Balance Sheet that are Subject
	Gross Amount of	to Master Netting Agreements
	Derivative Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
March 31, 2021 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$63	$34	$—	$29
Derivatives not subject to master netting agreements	—			—
Total	$63			$29

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$106	$11	$—	$95
Derivatives not subject to master netting agreements	—			—
Total	$106			$95

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $10 million for the three months ended March 31, 2021. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

In addition to the information above, refer to Note 15 in 3M’s 2020 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	384	—	384	—
Certificates of deposit/time deposits	7	—	7	—
U.S. treasury securities	100	100	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	79	—	79	—
Interest rate contracts	5	—	5	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	63	—	63	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	237	—	237	—
Certificates of deposit/time deposits	31	—	31	—
U.S. treasury securities	125	125	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	37	—	37	—
Interest rate contracts	7	—	7	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	106	—	106	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

	Three months ended
Marketable securities — certain U.S. municipal securities only	March 31,
(Millions)	2021	2020
Beginning balance	$34	$46
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	—	10
Sales and settlements	—	(19)
Transfers in and/or out of level 3	—	—
Ending balance	$34	$37
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2020 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended March 31, 2021. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the three months ended March 31, 2020.

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

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$16,819	$18,277	$17,989	$20,496

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at March 31, 2021 and December 31, 2020 due to the lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 14. Commitments and Contingencies

Legal Proceedings:

The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings include, but are not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal False Claims Act, securities, and state and federal environmental laws. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can also lead to the assertion of claims or the commencement of administrative, civil or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.

Respirator Mask/Asbestos Litigation

As of March 31, 2021, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,179 individual claimants, compared to approximately 2,075 individual claimants with actions pending December 31, 2020.

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

The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. In addition, during the second half of 2020 and as of March 31, 2021, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first three months of 2021 for respirator mask/asbestos liabilities by $36 million. In the first quarter of 2021, the Company made payments for legal defense costs and settlements of $19 million related to the respirator mask/asbestos litigation. As previously disclosed, during the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other then current and expected coal mine dust lawsuits (including the costs to resolve all then current and expected coal mine dust lawsuits in Kentucky and West Virginia at the time of the charge). As of March 31, 2021, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $679 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of March 31, 2021, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of March 31, 2021, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of March 31, 2021, the Company, through its Aearo subsidiary, had accruals of $27 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.

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

Regulatory activities concerning PFAS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In the European Union, where 3M has manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included preliminary work on various restrictions under the Regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages and a broader restriction of PFAS as a class. As of December 2020, PFOA is subject to certain restrictions under EU’s Persistent Organic Pollutants (POPs) Recast Regulation. With respect to the applicability of the newly enacted POPs to certain manufacturing processes that create PFOA as an unintended and unavoidable byproduct designed to be removed through an emulsifier recycling process, Dyneon, a 3M subsidiary that operates a facility at Gendorf, Germany, proactively consulted with the relevant German regulatory authority. In response to the authority’s view that POPs may apply to those processes, Dyneon continues to communicate its position regarding POPs’ applicability, share technical process improvements that are in progress and discuss potential options if an agreement is not reached on the applicability of POPs.

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

In May 2018, the EPA announced a four-step PFAS action plan, which includes evaluating the need to set Safe Drinking Water Act maximum contaminant levels (MCLs) for PFOA and PFOS and beginning the steps necessary to designate PFOA and PFOS as

“hazardous substances” under CERCLA. In November 2018, the EPA asked for public comment on draft toxicity assessments for two PFAS compounds, including PFBS. In April 2021, EPA released an updated toxicity assessment for PFBS. In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA is taking to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to groundwater contaminated with PFOA and PFOS, the EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites. In February 2020, the EPA provided notice and requested public comment on certain preliminary determinations to regulate PFOA and PFOS under the Safe Drinking Water Act (SDWA). In June 2020, 3M submitted comments on EPA’s preliminary determinations to regulate PFOA and PFOS under the SDWA.

EPA announced in its Spring 2020 Regulatory Agenda, released in June 2020, that it intended to publish a notice of proposed rulemaking to designate PFOA and PFOS as hazardous substances under CERCLA in August 2020. In November 2020, EPA announced it was developing of a new analytical method to test for PFAS in wastewater and other environmental media. In December 2020, EPA released two new guidance documents related to PFAS. First, it issued a Draft Compliance Guide for Imported Articles Containing Surface Coatings Subject to the Long-Chain Perfluoroalkyl Carboxylate and Perfluoroalkyl Sulfonate Chemical Substances Significant New Use Rule. Second, EPA released for public comment interim guidance on destroying and disposing of certain PFAS and PFAS-containing materials. 3M has submitted comments on both guidance documents.

In March 2021, EPA published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process will include further analyses, scientific review and opportunities for public comment. EPA also announced in January 2021 that it will issue an advance notice of proposed rulemaking (ANPR) to solicit public comment on whether the agency should take additional regulatory steps to address PFAS contamination, including designating PFOA and PFOS and other PFAS as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and seeking comment on whether PFOA and PFOS and other PFAS should be subject to regulation as hazardous waste under the Resource Conservation and Recovery Act (RCRA). EPA indicated it will also issue an ANPR to collect information regarding manufacturers of PFAS and the presence and treatment of PFAS in discharges from these facilities. In January 2021, the new federal Administration withdrew this EPA ANPR announcement. EPA also separately issued an ANPR in March 2021 to collect information regarding manufacturers of PFAS and the presence and treatment of PFAS in discharges from these facilities.

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

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. Those states include the following:

Vermont finalized drinking water standards for a combination of PFOA, PFOS and three other PFAS in March 2020. New Jersey finalized drinking water standards and designated PFOA and PFOS as hazardous substances in June 2020. New York established drinking water standards for PFOA and PFOS in July 2020. New Hampshire established drinking water standards by legislation for certain PFAS, including PFOS and PFOA, in July 2020. Michigan implemented final drinking water standards for certain PFAS, including PFOS and PFOA, in August 2020. Massachusetts published final regulations establishing a drinking water standard relating to six combined PFAS in October 2020. Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS in products such as food packaging, carpets and other products. For example, in March 2021, California proposed listing PFOA and PFOS as carcinogens under its Proposition 65 law.

In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations, and the parties are proceeding to litigation on the merits. In March 2021, 3M and several other parties filed a lawsuit against the New York State Department of Health, urging that drinking water levels set by the agency for PFOS and PFOA be vacated.

The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case.

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

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. This case has been stayed, pending ongoing mediation between the parties in conjunction with the St. John case.

In August 2016, a group of over 200 plaintiffs filed a putative class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama (the “Billings” case). Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case. Plaintiffs in the Billings case have amended their complaint numerous times to add additional plaintiffs. There are now approximately 4,000 named plaintiffs. Mediation in the Billings case is ongoing, but plaintiffs have moved to lift the stay, and that motion is set for hearing in May 2021.

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

In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations. Since then, the plaintiffs have added 37 new individual plaintiffs and voluntarily dismissed five plaintiffs (for a total of 55 plaintiffs). The case is scheduled for trial in June 2022, but the plaintiffs have sought to extend the case deadlines. The parties negotiated a revised schedule and proposed a July 2023 trial date, pending the court’s approval. Discovery in this case is proceeding.

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

In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court, alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice and is working with 3M to further investigate the presence of chemicals in the area. Discussions between the parties are ongoing.

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

New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. In August 2020, the NJDEP filed second amended complaints. 3M has moved to dismiss those complaints. The parties have exchanged written discovery requests. The case is in early stages of litigation.

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

Michigan. In January 2020, the Michigan Attorney General filed a lawsuit in state court against 3M, Dyneon, DuPont, Chemours and others seeking injunctive and equitable relief and damages for alleged injury to Michigan public natural resources and its residents related to PFAS, excluding AFFF. The defendants filed motions to dismiss, and 3M’s motion was denied in August 2020. 3M removed the case to federal court in March 2021, and 3M and certain other defendants have filed a motion to transfer the case to the AFFF MDL. The state has filed a motion to remand the case to state court. In addition, in August 2020, the Michigan Attorney General filed two lawsuits against numerous AFFF manufacturers and distributors, and suppliers of PFAS to AFFF manufacturers. 3M is named a defendant in one of the lawsuits, filed in federal court, and the case has been transferred to the AFFF MDL, where it remains in early stages of litigation.

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

Alaska. In April 2021, the State of Alaska filed a lawsuit against 3M and other defendants, alleging damages from the release of PFAS into the environment from a variety of products, including AFFF.

In addition to the above state attorneys general actions, several other states and the District of Columbia, through their attorneys general, have announced selection processes to retain outside law firms to bring PFSA-related lawsuits against certain manufacturers including the Company. In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests relating to PFAS matters and exploring potential resolution of some of the matters raised.

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of March 31, 2021, 1,076 lawsuits (including 26 putative class actions) alleging injuries or damages by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. The Company also continues to defend certain AFFF cases that remain in state court and be in discussions with pre-suit claimants for possible resolutions where appropriate.

In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. The parties in the MDL are currently in the process of conducting discovery. An initial pool of ten water supplier cases was selected in February 2021 for case-specific fact discovery as potential bellwether cases. After completion of such discovery, the parties and the MDL court will select a smaller set of these cases for expert discovery and to be tried as bellwethers.

In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases until September 2021.

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

As of March 31, 2021, the Company is aware of six other AFFF suits originally filed in various state courts across the country in which the Company has been named a defendant. The Company is assessing whether these cases may be removed to federal court and transferred to the AFFF MDL. Separately, the Company is aware of pre-suit claims by other parties related to the use and disposal of

AFFF. The Company had discussions with certain potential claimants pre-suit and reached a negotiated resolution with the City of Bemidji in March 2021.

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

In New York, 3M is defending 40 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). The plaintiffs allege that 3M manufactured and sold PFOA that was used for manufacturing purposes at Saint-Gobain’s and Honeywell’s facilities located in the Village of Hoosick Falls and the Town of Hoosick. The plaintiffs claim that the drinking water around Hoosick Falls became contaminated with unsafe levels of PFOA due to the activities of the defendants and allege that they suffered bodily injury due to the ingestion and inhalation of PFOA. The four state court cases also include Tonaga, Inc. (Taconic) as a defendant and make similar allegations related to Taconic’s facility in neighboring Petersburg. The plaintiffs seek unstated compensatory, consequential, and punitive damages, as well as attorneys’ fees and costs. 3M has answered the complaints in these individual cases, which are now proceeding through discovery. In the putative class action, briefings on class certification have been completed and the parties are engaging in mediation efforts. 3M is also defending 12 individual cases in New York filed by Nassau County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that 3M, DuPont, and additional unnamed defendants are responsible for the contamination of plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in the cases in which it has been served. Preliminary discovery is ongoing.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In January 2021, 3M moved to dismiss certain claims in the complaint, and the case remains in early stages of litigation. The court has set a trial date in January 2022. In addition to the consolidated federal court putative class action, as of March 31, 2021, 3M is a defendant in approximately 277 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Five of these cases were selected over time for bellwether trials. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The parties settled the first bellwether case in early 2020. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case, and the plaintiffs have appealed the decision to the state appellate court. In January 2021, the court granted summary judgment in favor of the defendants in one of three remaining bellwether cases. The plaintiffs in this dismissed bellwether case have also appealed the dismissal to the state appellate court. The remaining two bellwether trials are preliminarily scheduled for October 2021. The parties have engaged in mediation efforts in both the putative class action and the state court mass action cases.

Wolverine also filed a third-party complaint against 3M in a suit by the State of Michigan and intervenor townships that sought to compel Wolverine to investigate and address contamination associated with its historic disposal activity. 3M filed an answer and counterclaims to Wolverine’s third-party complaint in June 2019. In September and October 2019, the parties (including 3M as third-party defendant) engaged in mediation. In December 2019, the State of Michigan, the intervening townships, and Wolverine announced that they had tentatively resolved the State and townships’ claims against Wolverine in exchange for a $70 million payment and certain future remediation measures by Wolverine. In February 2020, the court approved a Consent Decree that memorializes Wolverine’s ongoing remediation obligations and the State’s and intervening townships’ covenants not to bring further lawsuits as to the remediated area. 3M has been formally designated as a “Contributing Party,” and as such, the State’s and townships’ covenants will also apply to 3M. In February 2020, 3M and Wolverine executed an agreement to resolve the legal claims between the two companies. Pursuant to the agreement, 3M made a one-time financial contribution of $55 million in March 2020 to support Wolverine’s past and ongoing efforts to address PFAS remediation under Wolverine’s Consent Decree with the State and the townships. This amount was part of 3M’s charge taken in the fourth quarter of 2019 as discussed below in the “Environmental Liabilities and Insurance Receivables” section.

3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water was contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants’ motion to dismiss certain claims in the complaint was denied in January 2021. A trial date is set for January 2022. The parties have engaged in mediation and in April 2021 reached a preliminary settlement agreement, subject to court approval, under which 3M and Georgia-Pacific would pay an amount and be released from plaintiffs’ putative class action claims. Separately, as a result of discussions among Georgia-Pacific, 3M and municipalities near Parchment, Georgia-Pacific and 3M contributed to a fund in November 2020 to provide expanded municipal water service in the area. These municipalities released 3M from claims relating to or arising out of the extension of municipal water or the alleged PFAS contamination in the area of that extension. 3M’s portion relative to the preliminary agreement and contribution above was not material.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M has filed a motion to dismiss a series of amended complaints. 3M, together with co-defendants, is also defending two putative class actions in federal court, where the plaintiffs seek relief on behalf of classes of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill.

In California, 3M and other defendants were named as defendants in an action brought in federal court by Golden State Water Company, alleging PFAS contamination of certain wells located in its water systems. 3M filed a motion to dismiss in November 2020 and in January 2021, the court granted defendants’ motion to dismiss the case for lack of personal jurisdiction. In February 2021, the plaintiffs voluntarily dismissed their action without prejudice and filed a new case in the AFFF MDL court. Separately, in December 2020, the Orange County Water District and ten additional local water providers sued 3M, Decra Roofing and certain DuPont-related entities in California state court, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The plaintiffs filed an amended complaint, and 3M filed a demurrer to the amended complaint in March 2021. In April 2021, the court denied 3M’s demurrer, and the case remains in early stages of litigation. In February 2021, the City of Corona and a local utility authority filed a lawsuit in California state court against 3M and other defendants, alleging PFAS contamination from 3M products generally as well as from 3M’s Corona facility and roofing granules products.

In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint. In February 2021, the court raised the question whether subject matter jurisdiction under the Class Action Fairness Act was proper, issued an order requiring the parties to brief the issue and denied defendants’ motions to dismiss with leave to renew pending the court’s ruling on jurisdiction. Briefing on the jurisdictional question is anticipated to be complete in May 2021.

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and the case is currently in discovery. In addition, 3M, together with several co-defendants, is defending two federal court cases by multiple individuals with private drinking water wells near DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. Plaintiffs seek medical monitoring and damages. 3M has filed a motion to dismiss in the first of those actions and the motion was denied. In January 2021, certain plaintiffs in that lawsuit severed their claims in order to be represented by different counsel in what is now a separate case, which remains in early stages of litigation. The second case is in early stages of litigation. 3M and other defendants are also defending three federal court cases brought by individuals who live near the DuPont and Solvay facilities, alleging personal injury caused by PFAS exposure. Those cases are in early stages of litigation. In September 2020, a federal court case was filed against 3M on behalf of the Borough of Hopatcong, alleging general PFAS contamination of its public water supply. In December 2020, 3M filed a motion to dismiss the Hopatcong matter. In January 2021, another case of this nature was filed in federal court on behalf of Pequannock Township. 3M has filed a motion to dismiss this case.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. In December 2020, the defendants filed their joint opposition to the class certification motion filed earlier by the plaintiff. The plaintiffs filed a reply brief in support of class certification in March 2021.

In West Virginia, 3M and other entities were originally named as defendants in a state court action brought by Weirton Area Water Board that alleges PFAS contamination of local water supplies. This case was been removed to federal court where the defendants filed various motions to dismiss the complaint based on pleading deficiencies and lack of personal jurisdiction. In November 2020, the court granted some of the personal jurisdiction motions, denied other personal jurisdiction motions (including 3M’s) and ordered the remaining parties to engage in discovery on jurisdiction. In December 2020, the court denied the defendants’ non-jurisdictional motion to dismiss. In January 2021, the plaintiffs amended its complaint to include allegations related to AFFF, and the case was transferred to the AFFF MDL court, where it remains in early stages of litigation.

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

In December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters, the Company’s compliance with the 2009 TSCA consent order and unpermitted discharges to the Tennessee River. The Company is cooperating with this and other inquiries and is producing documents in response to requests.

In addition, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility. In December 2020, the EPA requested certain documents and information related to TSCA compliance at the facility. In February and April 2021, the EPA requested certain documents and information related to RCRA compliance at this facility. The Company is cooperating and producing documents and information in response to these requests.

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

For environmental matters and litigation described above, unless otherwise described below, no liability has been recorded as the Company believes liability in those matters is not probable and estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. The Company’s environmental liabilities and insurance receivables are described below.

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and estimable based on experience and developments in those matters. During the first three months of 2021, the Company increased its accrual for PFAS-related other environmental liabilities by $55 million and made related payments of $8 million. During the first quarter of 2019, the EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). The Company completed a comprehensive review with the assistance of environmental consultants and other experts regarding environmental matters and litigation related to historical PFAS manufacturing operations in Minnesota; Alabama; Gendorf, Germany; and at four former landfills in Alabama. As a result of these developments and of that review, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax (including the settlement with the Water Authority) in the first quarter of 2019. During the fourth quarter of 2019, 3M updated its evaluation of certain customer-related PFAS litigation based on continued, productive settlement discussions with multiple parties. As previously disclosed, 3M has been engaged in mediation and resolution negotiations in multiple PFAS cases. In addition, during the fourth quarter of 2019, the Company updated its assessment of environmental matters and litigation related to its historical PFAS manufacturing operations and expanded its evaluation of other 3M sites that may have used certain PFAS-containing materials and locations at which they were disposed. As a result of these actions during the fourth quarter the Company recorded a pre-tax charge of $214 million. As of March 31, 2021, the Company had recorded liabilities of $463 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.

As of March 31, 2021, the Company had recorded liabilities of $24 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of March 31, 2021, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

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

As of March 31, 2021, the Company is a named defendant in approximately 3,349 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 12,700 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the MDL court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021. Individual trials for the next two bellwether plaintiffs are scheduled to proceed in May and June of 2021. Discovery in the next 20 bellwether cases in the MDL court is ongoing and is scheduled to be complete by the end of 2021.

3M is also defending lawsuits brought by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court and the federal court remanded them to state court in March 2020. The Company has appealed the remand orders to the U.S. Court of Appeals for the Eighth Circuit. Oral argument on the first remand order appeal is scheduled for June 2021. There are approximately 40 lawsuits involving approximately 800 plaintiffs pending in the state court. The state court actions will be subject to a bellwether case selection process. The first trial in Hennepin County is scheduled for August 2021.

No liability has been recorded for these matters because the Company believes that any such liability is not probable and estimable at this time.

As of March 31, 2021, the Company was a named defendant in 26 lawsuits in the United States involving 27 plaintiffs and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

The U.S. Judicial Panel on Multidistrict Litigation (JPML) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs have appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs have also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. The Eighth Circuit court heard oral argument on all pending appeals in March 2021.

Among the 26 remaining lawsuits in the United States, 23 are in the MDL court and three are in state court. The MDL has stayed all 23 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit, which heard oral argument on this appeal in March 2021. The Texas state court has stayed the entire case while the appeal is pending.

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

Stockholder Litigation

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and former CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, the defendants filed a motion to transfer venue to the U.S. District Court for the District of Minnesota. In August 2020, the court denied the motion to transfer venue, and in September 2020, the defendants filed a petition for writ of mandamus to the U.S. Court of Appeals for the Third Circuit. In November 2020, the federal Court of Appeals granted 3M’s petition for a writ of mandamus and directed the New Jersey federal court to transfer the action to the Minnesota federal court. The defendants filed a motion to dismiss the action in January 2021, which is not yet briefed. The suit is in the early stages of litigation.

In October 2019, a stockholder derivative lawsuit was filed in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. In November and December 2019, two additional derivative lawsuits were filed in a Minnesota state court. The derivative lawsuits rely on similar factual allegations as the putative securities class action discussed above. The state court plaintiffs have agreed to stay these cases pending a ruling on a motion to dismiss the securities class action. In October 2020, the derivative action pending in the U.S. District Court for the District of New Jersey was dismissed, without prejudice, for failure to serve the complaint within the required time period.

In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. In March 2021, the court held another status conference and allowed the KCI defendants to send an official request for information and documents to the government, but the court has not ordered further discovery to commence. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending.

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

NOTE 15. Stock-Based Compensation

The 3M 2016 Long-Term Incentive Plan provides for the issuance or delivery of up to 123,965,000 shares of 3M common stock pursuant to awards granted under the plan. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of March 31, 2021, the remaining shares available for grant under the LTIP Program are 10.7 million.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2021 and 2020.

Stock-Based Compensation Expense

	Three months ended
	March 31,
(Millions)	2021	2020
Cost of sales	$22	$22
Selling, general and administrative expenses	84	73
Research, development and related expenses	25	25
Stock-based compensation expenses	$131	$120
Income tax benefits	(51)	(39)
Stock-based compensation expenses (benefits), net of tax	$80	$81

Stock Option Program

The following table summarizes stock option activity during the three months ended March 31, 2021:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	35,401	$156.23
Granted	3,612	175.04
Exercised	(2,323)	104.16
Forfeited	(104)	174.71
March 31	36,586	$161.34	68	$1,299
Options exercisable
March 31	28,819	$158.58	57	$1,126

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2021, there was $93 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total intrinsic values of stock options exercised were $180 million and $98 million during the three months ended March 31, 2021 and 2020, respectively. Cash received from options exercised was $240 million and $100 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $38 million and $20 million for the three months ended March 31, 2021 and 2020, respectively.

For the primary 2021 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

Stock Option Assumptions

Annual
2021
Exercise price	$175.04
Risk-free interest rate	0.8%
Dividend yield	2.8%
Expected volatility	22.6%
Expected life (months)	83
Black-Scholes fair value	$25.33

Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2021 annual grant date, the Company estimated the expected volatility based upon the following three volatilities of 3M stock: the median of the term of the expected life rolling volatility; the median of the most recent term of the expected life volatility; and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,722	$189.78
Granted	721	175.09
Vested	(433)	232.62
Forfeited	(33)	173.54
As of March 31	1,977	$175.31

As of March 31, 2021, there was $141 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 27 months. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2021 and 2020 was $78 million and $88 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $14 million and $16 million for the three months ended March 31, 2021 and 2020, respectively.

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

Performance Shares

Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2021 performance criteria for these performance shares (organic volume growth, return on invested capital, free cash flow conversion, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity during the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	423	$188.61
Granted	163	176.41
Distributed	(115)	228.80
Performance change	17	178.43
Forfeited	(4)	172.92
As of March 31	484	$174.75

As of March 31, 2021, there was $40 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 21 months. The total fair value of performance shares that were distributed were $22 million and $35 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Effective in the first quarter of 2021, the measure of segment operating performance used by 3M’s CODM changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) was updated. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments. The change included the following:

Changes in cost attribution

The extent of allocation and method of attribution of certain net costs were updated to result in fewer items remaining in Corporate and Unallocated and, instead, including them in 3M’s business segments’ operating performance. See the updated description of Corporate and Unallocated below. Previously, a larger portion of ongoing corporate staff costs and costs associated with centrally managed material resource centers was retained in Corporate and Unallocated. In addition, portions of pension costs and costs associated with certain centrally managed but ongoing business-related legal matters, along with certain insurance-related costs, were retained in Corporate and Unallocated.

Continued alignment of customer account activity

As part of 3M’s regular customer-focus initiatives, the Company realigned certain customer account activity (“sales district”) to correlate with the primary divisional product offerings in various countries and reduce complexity for customers when interacting with multiple 3M businesses. This impacted the amount of dual credit certain business segments receive as a result of sales district attribution.

Also effective in the first quarter of 2021, within 3M’s Consumer business segment, certain safety products formerly within the Construction and Home Improvement Division and the Stationery and Office Division were moved to the newly-named Consumer Health and Safety Division (formerly the Consumer Health Care Division).

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended
(Millions)	March 31,
Net Sales	2021	2020
Safety and Industrial	$3,327	$2,927
Transportation and Electronics	2,531	2,239
Health Care	2,248	2,104
Consumer	1,373	1,250
Corporate and Unallocated	(2)	—
Elimination of Dual Credit	(626)	(445)
Total Company	$8,851	$8,075

Operating Performance
Safety and Industrial	$811	$694
Transportation and Electronics	591	464
Health Care	509	452
Consumer	289	265
Elimination of Dual Credit	(159)	(113)
Total business segment operating income	$2,041	$1,762
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	—	(17)
Gain/(loss) on sale of businesses	—	2
Other corporate expense - net	(47)	(84)
Total Corporate and Unallocated	(47)	(99)
Total Company operating income	$1,994	$1,663

Other expense/(income), net	$49	$75
Income before income taxes	$1,945	$1,588

Corporate and Unallocated

Corporate and Unallocated operating income includes “special items” and “other corporate expense-net”. Special items include significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring costs. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, certain litigation and environmental expenses largely related to legacy products/businesses not allocated to business segments, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019 and the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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

OVERVIEW

3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2021, 3M made the following changes. Information provided herein reflects the impact of these changes for all periods presented.

●	Change in accounting principle for net periodic pension and postretirement plan cost. See detailed discussion in Note 1.
●	Change in measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16.
●	Change in alignment of certain products within 3M’s Consumer business segment—creating the Consumer Health and Safety Division. See additional information in Note 16.

3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.

Consideration of COVID-19:

As described in the Overview—Consideration of COVID-19 section of Part II, Item 7 of the Company’s 2020 Annual Report on Form 10-K, 3M is impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). In addition, risk factors with respect to COVID-19, can be found in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Given the diversity of 3M’s businesses, some of the factors described in that Overview—Consideration of COVID-19 section have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers.

Overall, 3M experienced broad-based growth across all business segments in the first quarter of 2021, benefiting from continued improvements in certain end markets. 3M’s total sales increased 9.6% year-on-year in the first quarter of 2021 with organic local-currency sales growth of 8.0%. 3M experienced the strongest sales growth in personal safety, as well as in other areas such as home improvement, oral care, electronics, and separation and purification sciences. COVID-related respirator sales are estimated to have impacted year-on-year organic local-currency sales growth by approximately 2.4 percent for the first quarter of 2021. In the first quarter of 2020, as effects of COVID-19 emerged, weak demand in a number of end markets began to negatively impact oral care, automotive OEM and aftermarket, general industrial, commercial solutions and stationery and office, while demand was increasing in areas such as personal safety, home improvement, general cleaning, food safety and biopharma filtration.

3M’s operating income margins increased 1.9 percentage points year-on-year in the first quarter of 2021. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins increased 1.7 points to 22.5 percent for the first quarter of 2021 when compared to 2020. Various COVID-19 implications contributed in part to these results.

Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described or referenced above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also affected its result for first quarter of 2021 when compared to 2020:

Factors contributing to charges:

●	Increased raw materials and logistics costs during first-quarter 2021 from ongoing COVID-19 related manufacturing supply chain challenges further magnified in February 2021 by winter storm Uri in the United States.
●	During first-quarter 2020 implemented targeted plant and/or line shutdowns due to weak customer demand or government mandates as a result of the COVID-19 pandemic.
●	Charge of $22 million in the first quarter of 2020 related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames.

Factors providing benefits or other impacts:

●	Ongoing cost management in discretionary spending in areas such as travel, professional services, and advertising/merchandising.
●	Continued productivity efforts, including year-on-year savings from restructuring actions taken in 2020.

Refer to the Financial Condition and Liquidity section below for more information on the Company’s liquidity position.

Due to the speed with which the COVID-19 situation continues to develop and evolve and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

Operating income margin and Earnings per share attributable to 3M common shareholders – diluted:

The following table provides a summary of the increases (decreases) in operating income margins and diluted earnings per share for the three months ended March 31, 2021.

	Three months ended
	March 31, 2021
	Percent of	Earnings per
	net sales	diluted share
Same period last year	20.6%	$2.25
Significant litigation-related charges/benefits	0.2	(0.06)
Gain/loss on sale of businesses	—	—
Same period last year, excluding special items	20.8%	$2.19
Increase/(decrease) due to:
Organic growth/productivity and other	1.5	0.34
Selling price and raw material impact	(0.2)	(0.01)
Acquisitions/divestitures	—	(0.03)
Foreign exchange impacts	0.4	0.13
Other expense (income), net	N/A	0.03
Income tax rate	N/A	0.14
Shares of common stock outstanding	N/A	(0.02)
Current period, excluding special items	22.5%	$2.77
None	—	—
Current period	22.5%	$2.77

Operating income margins increased 1.9 percentage points in the first three months of 2021 when compared to the same period last year. For the first quarter of 2021, net income attributable to 3M was $1.62 billion, or $2.77 per diluted share, versus $1.31 billion, or $2.25 per diluted share, in the same period last year, an increase of 23.1 percent on a per diluted share basis.

The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis, operating margins increased 1.7 percentage points to 22.5 percent in the first three months of 2021 when compared to the same period last year. Net income attributable to 3M on an adjusted basis was $1.62 billion, or $2.77 per diluted share, versus $1.27 billion, or $2.19 per diluted share, for the same period last year, an increase of 26.8 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in operating income margins and earnings per diluted share follows:

Organic growth/productivity and other:

●	Higher organic volume growth, ongoing cost management, and improved productivity increased operating income margins and earnings per diluted share year-on-year. In addition, the first quarter of 2021 compared to 2020 benefited from restructuring in 2020, net of additional actions in 2021, and COVID-impacts recognized on certain assets in the first quarter of 2020.
●	On a combined basis, higher defined benefit pension and postretirement service cost increased expense year-on-year.

Selling price and raw material impact:

●	Higher raw material and logistics costs from strong end-market demand and COVID-impacted manufacturing and supply chain disruptions that were further magnified by February 2021 winter storm Uri in the U.S. These factors were partially offset by higher selling prices.

Acquisitions/divestitures:

●	Divestiture impacts are comprised of the lost income from the divestiture of the Company’s drug delivery business (sale completed in May 2020).

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) increased operating income by approximately $90 million (or pre-tax earnings by approximately $95 million) year-on-year.

Other expense (income), net:

●	Higher income related to non-service cost components of pension and postretirement expense, decreased expense year-on-year.
●	Interest expense (net of interest income) increased year-on-year due to an early debt extinguishment charge related to make-whole call offers on $450 million of debt in March 2021.

Income tax rate:

●	Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the first quarter of 2021 was 16.4 percent, a decrease of 1.1 percentage points year-on-year.
●	On an adjusted basis, the effective tax rate decreased 4.3 percentage points year-on-year primarily from nonrepeating favorable adjustments in 2021 related to impacts of U.S. international tax provisions.

Shares of common stock outstanding:

●	Higher shares outstanding decreased earnings per share year-on-year.

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

Gain/loss from sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. Refer to Note 3 for further details.

Significant litigation-related charges/benefits:

●	In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Three months ended March 31, 2020 GAAP	$1,663	20.6%	$1,588	$278	17.5%	$1,308	$2.25
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.06)
Gain/loss on sale of businesses	(2)		(2)	(3)		1	—
Three months ended March 31, 2020 adjusted amounts (non-GAAP measures)	$1,678	20.8%	$1,603	$331	20.7%	$1,270	$2.19

Three months ended March 31, 2021 GAAP	$1,994	22.5%	$1,945	$319	16.4%	$1,624	$2.77	23.1%
Adjustments for special items:
None
Three months ended March 31, 2021 adjusted amounts (non-GAAP measures)	$1,994	22.5%	$1,945	$319	16.4%	$1,624	$2.77	26.8%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three months ended March 31, 2021 and 2020. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2021 versus 2020 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended March 31,
	2021		2020		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$3,327	$811	$2,927	$694	13.7%	16.8%
Transportation and Electronics	2,531	591	2,239	464	13.1	27.4
Health Care	2,248	509	2,104	452	6.8	12.6
Consumer	1,373	289	1,250	265	9.8	9.4
Corporate and Unallocated	(2)	(47)	—	(99)	—	—
Elimination of Dual Credit	(626)	(159)	(445)	(113)	—	—
Total Company	$8,851	$1,994	$8,075	$1,663	9.6%	19.9%

	Three months ended March 31, 2021
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	10.3%	—%	—%	3.4%	13.7%
Transportation and Electronics	9.8	—	—	3.3	13.1
Health Care	9.3	—	(5.6)	3.1	6.8
Consumer	7.8	—	—	2.0	9.8
Total Company	8.0%	—%	(1.4)%	3.0%	9.6%

Sales by geographic area:

Percent change information compares the first three months of 2021 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended March 31, 2021
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$4,328	$2,769	$1,755	$(1)	$8,851
% of worldwide sales	48.9%	31.3%	19.8%	—	100.0%
Components of net sales change:
Volume — organic	5.1%	13.3%	4.5%	—	7.3%
Price	1.2	(0.5)	1.0	—	0.7
Organic local-currency sales	6.3	12.8	5.5	—	8.0
Acquisitions	—	—	—	—	—
Divestitures	(1.6)	—	(3.0)	—	(1.4)
Translation	(0.2)	5.3	7.9	—	3.0
Total sales change	4.5%	18.1%	10.4%	—	9.6%

Total sales change:
Safety and Industrial	11.9%	15.5%	15.6%	—	13.7%
Transportation and Electronics	(3.7)%	24.0%	7.9%	—	13.1%
Health Care	2.4%	14.6%	13.2%	—	6.8%
Consumer	8.6%	11.5%	14.9%	—	9.8%

Organic local-currency sales change:
Safety and Industrial	12.3%	8.7%	7.4%	—	10.3%
Transportation and Electronics	(3.5)%	19.9%	0.3%	—	9.8%
Health Care	7.6%	7.6%	15.5%	—	9.3%
Consumer	8.7%	5.2%	7.0%	—	7.8%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 5 percent and organic-local currency sales increased 7 percent. Total sales in Mexico decreased 1 percent and organic local-currency sales decreased 2 percent. In Canada, total sales increased 6 percent and organic local-currency sales remained flat. In Brazil, total sales remained flat while organic local-currency sales increased 18 percent, as foreign currency translation impacts offset organic local-currency sales growth.
●	In the Asia Pacific geographic area, China total sales increased 39 percent and organic local-currency sales increased 32 percent. In Japan, total sales increased 1 percent and organic local-currency sales decreased 1 percent.

Managing currency risks:

The weaker U.S. dollar had a positive impact on sales in the first three months of 2021 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency positively impacted earnings in the first quarter of 2021 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $1.7 billion of operating cash flows in the first three months of 2021, an increase of $475 million when compared to the first three months of 2020, with this increase year-on-year primarily driven by higher net income as a result of strong organic sales growth and ongoing cost management. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2021, the Company purchased $231 million of its own stock, compared to $365 million of stock purchases in the first three months of 2020. As of March 31, 2021, approximately $7.5 billion remained available under the authorization. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This marked the 63rd consecutive year of dividend increases for 3M.

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

Operating Expenses:

	Three months ended
	March 31,
(Percent of net sales)	2021	2020	Change
Cost of sales	51.1%	50.9%	0.2%
Selling, general and administrative expenses (SG&A)	20.5	21.9	(1.4)
Research, development and related expenses (R&D)	5.9	6.6	(0.7)
Gain on sale of businesses	—	—	—
Operating income margin	22.5%	20.6%	1.9%

3M expects global defined benefit pension and postretirement service cost expense in 2021 to increase by approximately $40 million pre-tax when compared to 2020, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the first three months of 2021 was approximately $10 million.

For total year 2020, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $456 million and a benefit of $134 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $322 million.

For total year 2021, defined benefit pension and postretirement service cost expense is anticipated to total approximately $500 million while non-service pension and postretirement net benefit cost is anticipated to be a benefit of approximately $295 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of approximately $200 million, a decrease in expense of approximately $120 million compared to 2020.

The Company is investing in an initiative called business transformation, with these investments impacting cost of sales, SG&A, and R&D. Business transformation encompasses the ongoing multi-year phased implementation of an enterprise resource planning (ERP) system on a worldwide basis, as well as changes in processes and internal/external service delivery across 3M.

Cost of Sales:

Cost of sales, measured as a percent of sales, increased in first three months of 2021. Increases in the first three months of 2021 primarily related to higher raw material and logistics costs from COVID-19 impacted manufacturing and supply chain disruptions, further magnified by February 2021 winter storm Uri in the U.S., partially offset by higher selling prices.

Selling, General and Administrative Expenses:

SG&A in dollars increased 2.3 percent in the first three months of 2021, when compared to the same period last year. The increase in the first three months of 2021 primarily increased net costs as a result of the regular review of 3M’s respirator mask liabilities, higher litigation and environmental costs, continued spending on key initiatives, partially offset by ongoing general cost management. As a percent of sales, SG&A decreased as a result of continued discretionary spending cost management.

Research, Development and Related Expenses:

R&D in dollars decreased $13 million in the first three months of 2021, when compared to the same period last year, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets. The overall decrease in spending is primarily driven by the May 2020 divestiture of the drug delivery business and other indirect spending reductions.

Gain on Sale of Businesses:

During the first quarter of 2020, the Company recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. Refer to Note 3 for additional details on divestitures.

Other Expense (Income), Net:

See Note 6 for a detailed breakout of this line item.

Interest expense (net of interest income) increased in the first three months of 2021 compared to the same period in 2020 due to an early debt extinguishment charge related to make-whole call offers on $450 million of debt in March 2021.

The non-service pension and postretirement net benefit increased approximately $40 million in the first three months of 2021 compared to the same period in 2020.

Provision for Income Taxes:

	Three months ended
	March 31,
(Percent of pre-tax income)	2021	2020
Effective tax rate	16.4%	17.5%

The effective tax rate for the first three months of 2021 was 16.4 percent, compared to 17.5 percent in the first three months 2020, a decrease of 1.1 percentage points. Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 8.

3M currently estimates its effective tax rate for 2021 to be approximately 20 to 21 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended
	March 31,
(Millions)	2021	2020
Income (loss) from unconsolidated subsidiaries, net of taxes	$1	$—

Income (loss) from unconsolidated subsidiaries, net of taxes, is primarily attributable to the Company’s ownership interest in Kindeva using the equity method of accounting following 3M’s divestiture of the drug delivery business in 2020.

Net Income Attributable to Noncontrolling Interest:

	Three months ended
	March 31,
(Millions)	2021	2020
Net income (loss) attributable to noncontrolling interest	$3	$2

Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.

Currency Effects:

3M estimates that year-on-year currency effects, including hedging impacts, increased pre-tax income by approximately $95 million for the three months ended March 31, 2021. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $10 million for the three months ended March 31, 2021. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 12 in the Consolidated Financial Statements for additional information concerning 3M’s hedging activities.

Significant Accounting Policies:

Information regarding new accounting standards is included in Note 1 to the Consolidated Financial Statements.

PERFORMANCE BY BUSINESS SEGMENT

Disclosures relating to 3M’s business segments are provided in Note 16. Effective in the first quarter of 2021, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) was updated for all comparative periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments (see Note 16 for additional details).

Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated:

In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated operating income includes “special items” and “other corporate expense-net”. Special items include significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring costs. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, certain litigation and environmental expenses largely related to legacy products/businesses not allocated to business segments, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from contract manufacturing, transition services and other arrangements with the acquirer of the Communication Markets Division following its 2018 divestiture through 2019 and the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

Corporate and Unallocated operating expenses decreased in the first three months of 2021, when compared to the same period last year.

Special Items

Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.

Other Corporate Expense - Net

Other corporate operating expenses, net, decreased in the first three months of 2021, when compared to the same period last year primarily due to lower overall corporate staff spending and first quarter 2020 charges related to equity securities (as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13), partially offset by increased 2021 legal expenses.

Operating Business Segments:

Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables. Organic local-currency sales include both organic volume impacts plus selling price impacts. Acquisition impacts, if any, are measured separately for the first twelve months post-transaction. The divestiture impacts, if any, foreign currency translation impacts and total sales change are also provided for each business segment. Any references to EMEA relate to Europe, Middle East and Africa on a combined basis.

Refer to the preceding “Sales and operating income by geographic area” section for organic local-currency sales growth by business segment within major geographic areas.

Refer to 3M’s 2020 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended
	March 31,
	2021	2020
Sales (millions)	$3,327	$2,927
Sales change analysis:
Organic local-currency	10.3%
Translation	3.4
Total sales change	13.7%

Business segment operating income (millions)	$811	$694
Percent change	16.8%
Percent of sales	24.4%	23.7%

First quarter 2021 results:

Sales in Safety and Industrial totaled $3.3 billion, up 13.7 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in personal safety, roofing granules, industrial adhesives and tapes, automotive aftermarket, electrical markets, and abrasives; sales declined in closure and masking systems.
●	Growth includes benefits from continued pandemic-related respirator mask demand, improving general industrial manufacturing activity and other end-market demand contributing to sales increases.

Business segment operating income margins increased year-on-year due to sales growth leverage, partially offset by rising raw materials, logistics and legal costs.

Transportation and Electronics Business:

	Three months ended
	March 31,
	2021	2020
Sales (millions)	$2,531	$2,239
Sales change analysis:
Organic local-currency	9.8%
Translation	3.3
Total sales change	13.1%

Business segment operating income (millions)	$591	$464
Percent change	27.4%
Percent of sales	23.3%	20.7%

First quarter 2021 results:

Sales in Transportation and Electronics totaled $2.5 billion, up 13.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in electronics-related businesses due to strong demand in data center, semiconductor, interconnect and consumer electronics markets.
●	Sales increased in automotive and aerospace solutions and advanced materials driven by improving automotive end-market activity, and increases in car and light truck builds.

●	Transportation safety was flat year-on-year due to a slow 2021 start to roadway industry construction projects; commercial solutions sales decreased due to continued negative pandemic-related impacts on advertising spend and demand for workplace cleaning and safety products and solutions.

Business segment operating income margins increased year-on-year due to sales growth leverage and COVID impacts recognized on certain assets in 2020, partially offset by rising raw materials and logistic costs.

Health Care Business:

	Three months ended
	March 31,
	2021	2020
Sales (millions)	$2,248	$2,104
Sales change analysis:
Organic local-currency	9.3%
Divestitures	(5.6)
Translation	3.1
Total sales change	6.8%

Business segment operating income (millions)	$509	$452
Percent change	12.6%
Percent of sales	22.7%	21.5%

First quarter 2021 results:

Sales in Health Care totaled $2.2 billion, up 6.8 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in oral care, separation and purification, medical solutions, and health information systems. Growth was driven by higher year-on-year dental industry activity, continued high demand for biopharma filtration solutions for COVID-related vaccine and therapeutic development and manufacturing, continued strong respirator demand, and improving hospital information technology investments, partially offset by year-on-year declines in elective healthcare procedure volumes.
●	Sales declined in food safety as the food service industry had strong early COVID buy-ins in 2020.

Divestitures:

●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income margins increased year-on-year due to sales growth leverage, partially offset by supply chain disruptions and rising raw materials and logistics costs.

Consumer Business:

	Three months ended
	March 31,
	2021	2020
Sales (millions)	$1,373	$1,250
Sales change analysis:
Organic local-currency	7.8%
Translation	2.0
Total sales change	9.8%

Business segment operating income (millions)	$289	$265
Percent change	9.4%
Percent of sales	21.1%	21.2%

First quarter 2021 results:

Sales in Consumer totaled $1.4 billion, an increase of 9.8 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in home improvement and stationery and office supplies. Growth in home improvement was driven by continued strong demand for CommandTM adhesives, FiltreteTM air quality solutions and Scotch BlueTM painter’s tape. Growth in stationery and office was led by ongoing strength in consumer demand for packaging and shipping products and Scotch® brand office tapes as prior year remote work and school trends begin to be lapped.
●	Home care experienced continued growth due to consumer demand for home cleaning products and solutions. Consumer health and safety declined as the global economy impacted by COVID continues to evolve versus 2020.

Business segment operating income margins decreased 0.1 points year-on-year as a result of higher raw materials, logistics, outsourced hardgoods manufacturing costs and investments in advertising and merchandising offsetting sales growth leverage.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The Company also continues to actively manage its portfolio to maximize value for shareholders. 3M repurchased shares in the first three months of 2021, after having suspended repurchases under its board-approved share repurchase program (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2020 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M maintains a strong liquidity profile. The company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at March 31, 2021 and December 31, 2020.

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

The Company’s total debt was $0.6 billion lower at March 31, 2021 when compared to December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption via make-whole call offers of $450 million in debt. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.

In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA stated it will cease publication of certain LIBOR rates after December 31, 2021. USD LIBOR rates that do not cease on December 31,2021 will continue to be published through June 30, 2023. The Company has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the transition period.

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

As of March 31, 2021, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2020 Annual Report on Form 10-K.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2020 with an expiration date of November 2021. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at March 31, 2021. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2021, this ratio was approximately 18 to 1. Debt covenants do not restrict the payment of dividends.

The Company also had $266 million in stand-alone letters of credit and bank guarantees issued and outstanding at March 31, 2021. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At March 31, 2021, 3M had $5.2 billion of cash, cash equivalents and marketable securities, of which approximately $3.0 billion was held by the Company’s foreign subsidiaries and approximately $2.2 billion was held by the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2020, 3M had $5.1 billion of cash, cash equivalents and marketable securities, of which approximately $2.8 billion was held by the Company’s foreign subsidiaries and $2.3 billion was held by the United States. The increase from December 31, 2020 primarily resulted from strong cash flow from operations offset by ongoing dividend payments, capital expenditures, and the March 2021 early redemption via make-whole call offers of $450 million in debt.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2021 and December 31, 2020.

(Millions)	March 31, 2021	December 31, 2020	Change
Total debt	$18,187	$18,795	$(608)
Less: Cash, cash equivalents and marketable securities	5,168	5,068	100
Net debt (non-GAAP measure)	$13,019	$13,727	$(708)

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

Working capital (non-GAAP measure):

(Millions)	March 31, 2021	December 31, 2020	Change
Current assets	$15,345	$14,982	$363
Less: Current liabilities	(8,363)	(7,948)	(415)
Working capital (non-GAAP measure)	$6,982	$7,034	$(52)

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

Working capital as of March 31, 2021 was largely consistent with December 31, 2020. Balance changes in current assets increased working capital by $0.4 billion, driven largely by increases in inventory, accounts receivable and marketable securities offset by decreases in prepaids. Balance changes in current liabilities decreased working capital by $0.4 billion, primarily due to increases in current-portion of long-term debt and accounts payable, offset by decrease in accrued payroll and other current liabilities.

Accounts receivable and inventory increased $112 million and $219 million, respectively, from December 31, 2020, primarily as a result of increased sequential sales and related operating activity from that of late 2020 partially offset by foreign currency translation impacts. Current portion of long-term debt increased based on underlying debt maturities while accounts payable also increased as a result of increased sequential operating activity from that of late 2020 partially offset by foreign currency translation impacts. Accrued payroll decreased as accrued annual incentive compensation was paid in early 2021.

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

Cash Flows from Operating Activities:

	Three months ended
	March 31,
(Millions)	2021	2020

Net income including noncontrolling interest	$1,627	$1,310
Depreciation and amortization	460	440
Company pension and postretirement contributions	(47)	(39)
Company pension and postretirement expense	47	77
Stock-based compensation expense	131	120
Gain on sale of businesses	—	(2)
Income taxes (deferred and accrued income taxes)	58	97
Accounts receivable	(205)	(143)
Inventories	(304)	(207)
Accounts payable	155	12
Other — net	(234)	(452)
Net cash provided by (used in) operating activities	$1,688	$1,213

Cash flows from operating activities can fluctuate significantly from period to period, as changes in working capital needs, tax timing differences and other items can significantly impact cash flows.

In the first three months of 2021, cash flows provided by operating activities increased $475 million compared to the same period last year, with this increase primarily due to overall sales growth and continued spending discipline leading to higher net income year-on-year. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $354 million in the first three months of 2021, compared to an operating cash flow decrease of $338 million in the first three months of 2020. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Three months ended
	March 31,
(Millions)	2021	2020

Purchases of property, plant and equipment (PP&E)	$(310)	$(332)
Proceeds from sale of PP&E and other assets	32	7
Acquisitions, net of cash acquired	—	(25)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(110)	(111)
Proceeds from sale of businesses, net of cash sold	—	86
Other — net	19	—
Net cash provided by (used in) investing activities	$(369)	$(375)

Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2021 capital spending to be approximately $1.8 billion to $2.0 billion as 3M continues to invest in growth, productivity and sustainability. In 2020, 3M reduced overall spending in light of uncertainty regarding COVID-19—resulting in full year capital spending of $1.5 billion—but continued to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand.

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

Cash Flows from Financing Activities:

	Three months ended
	March 31,
(Millions)	2021	2020

Change in short-term debt — net	$6	$462
Repayment of debt (maturities greater than 90 days)	(450)	—
Proceeds from debt (maturities greater than 90 days)	—	1,745
Total cash change in debt	$(444)	$2,207
Purchases of treasury stock	(231)	(365)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	293	149
Dividends paid to shareholders	(858)	(847)
Other — net	(11)	(36)
Net cash provided by (used in) financing activities	$(1,251)	$1,108

Total debt was approximately $18.2 billion at March 31, 2021 and $18.8 billion at December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption of $450 million in debt maturing in 2022 via make-whole call offers. The Company had no commercial paper outstanding at March 31, 2021 and December 31, 2020. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2020 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In first three months of 2021, the Company purchased $0.2 billion of its own stock. 3M repurchased shares in 2021, after having suspended repurchases (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.92 per share and marked the 63rd consecutive year of dividend increases.

Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in overdraft balances, and principal payments for finance leases.

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

	Three months ended
	March 31,
(Millions)	2021	2020
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$1,688	$1,213
Net cash provided by (used in) investing activities	(369)	(375)
Net cash provided by (used in) financing activities	(1,251)	1,108

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$1,688	$1,213
Purchases of property, plant and equipment	(310)	(332)
Free cash flow	$1,378	$881
Net income attributable to 3M	$1,624	$1,308
Free cash flow conversion	85%	67%

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

Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:

●worldwide economic, political, regulatory, international trade, capital markets and other external conditions, such as interest rates, financial conditions of our suppliers and customers, trade restrictions such as tariffs in addition to retaliatory counter measures, inflation, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
●	risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19),
●	liabilities related to certain fluorochemicals and the outcome of contingencies,
●the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
●	competitive conditions and customer preferences,
●	foreign currency exchange rates and fluctuations in those rates,
●	new business opportunities, product development, and future performance or results of current or anticipated products,
●	fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
●	Information technology systems including ERP system roll-out and implementations,
●	Security breaches and other disruptions to information technology infrastructure,
●	the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
●	operational execution, including inability to generate productivity improvements as estimated,
●	future levels of indebtedness, common stock repurchases and capital spending,
●	future availability of and access to credit markets,
●	pension and postretirement obligation assumptions and future contributions,
●	asset impairments,
●	tax liabilities and effects of changes in tax rates, laws or regulations, and
●legal and regulatory proceedings, legal compliance risks (including third-party risks) with regards to environmental, product liability and other laws and regulations in the United States and other countries in which we operate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2020 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2021. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

The Company is implementing an enterprise resource planning (“ERP”) system on a worldwide basis, which is expected to improve the efficiency of certain financial and related transaction processes. The gradual implementation is expected to occur in phases over the next several years. The implementation of a worldwide ERP system will likely affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.

The Company completed implementation with respect to various processes/sub-processes in certain subsidiaries/locations, including aspects relative to the United States, and will continue to roll out the ERP system over the next several years. As with any new information technology application the Company implements, this application, along with the internal controls over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The Company concluded, as part of its evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected its internal control over financial reporting.

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

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

The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States, and, accordingly, the Company’s business is subject to global competition and geopolitical risks that are beyond its control, such as disruptions in financial markets, economic downturns, government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, inflation, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates. Climate change, as well as related environmental and social regulations, may negatively impact the Company or its customers and suppliers, in terms of availability and cost of natural resources, sources and supply of energy, product demand and manufacturing, and the health and well-being of individuals and communities in which we operate.

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

* The Company’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials and energy, due to shortages, increased demand, logistics, supply interruptions, manufacturing site disruptions, natural disasters and other disruptive factors.

The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts, natural and other disasters and other disruptive events, or be terminated. Any sustained interruption in the Company’s receipt of adequate supplies or disruption to key manufacturing sites’ operations due to natural and other disasters or events could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

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

In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations and customer-imposed controls. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to the security risks of our vendors and third-party service providers, security breaches, damage, disruptions or shutdowns due to attacks by threat actors including nation-state actors, computer viruses, hardware, software, and system vulnerabilities, ransomware, service or cloud provider disruptions or security breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the pandemic, may also introduce additional threats to our information technology networks and infrastructure. Despite our cybersecurity measures, it is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years. While we have experienced, and expect to continue to experience, threats and disruptions to the Company’s information technology infrastructure, none of them to date has had a material impact to the Company. Any such threats or disruptions could result in legal claims or proceedings, liability or penalties under privacy laws, interference with the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

* Acquisitions, strategic alliances, divestitures, and other unusual events resulting from portfolio management actions and other evolving business strategies, and possible organizational restructuring could affect future results.

The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures and changes to its organizational structure. With respect to acquisitions, including, for example, the acquisition of Acelity, Inc. and its KCI subsidiaries (a leading global medical technology company), future results will be affected by the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies. The Company realigned from five to four business segments, effective in April of 2019, to better serve its global customers and markets. Successful execution of the realignment and the associated adjustments of our portfolio and business operating model, as well as other organizational changes, will be important to the Company’s future results.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2021	582	$176.96	—	$7,753
February 1-28, 2021	494,988	$177.92	493,702	$7,665
March 1-31, 2021	669,754	$187.05	669,754	$7,540
Total January 1-March 31, 2021	1,165,324	$183.17	1,163,456	$7,540
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

The Company is making the following disclosure under Section 13(r) of the Exchange Act:

Protection of Intellectual Property Rights in Iran Pursuant to Specific License

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 15, 2020, OFAC granted 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended March 31, 2021, 3M paid $124 to IIPO as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits.

(18)	Preferability Letter from PricewaterhouseCoopers LLP
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3M COMPANY

(Registrant)

Date: April 27, 2021

By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial Officer
(Mr. Patolawala is the Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)