Form 10-Q
period 2021-06-30
3M CO
filed 2021-07-27
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2021
Common Stock, $0.01 par value per share	578,638,253 shares

3M COMPANY

Form 10-Q for the Quarterly Period Ended June 30, 2021

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I. Financial Information

Item 1. Financial Statements.

3M Company and Subsidiaries

Consolidated Statement of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions, except per share amounts)	2021	2020	2021	2020
Net sales	$8,950	$7,176	$17,801	$15,251
Operating expenses
Cost of sales	4,719	3,805	9,244	7,914
Selling, general and administrative expenses	1,746	1,594	3,554	3,362
Research, development and related expenses	514	424	1,038	961
Gain on sale of businesses	—	(387)	—	(389)
Total operating expenses	6,979	5,436	13,836	11,848
Operating income	1,971	1,740	3,965	3,403

Other expense (income), net	33	90	82	165

Income before income taxes	1,938	1,650	3,883	3,238
Provision for income taxes	415	347	734	625
Income of consolidated group	1,523	1,303	3,149	2,613

Income (loss) from unconsolidated subsidiaries, net of taxes	2	—	3	—
Net income including noncontrolling interest	1,525	1,303	3,152	2,613

Less: Net income (loss) attributable to noncontrolling interest	1	(3)	4	(1)

Net income attributable to 3M	$1,524	$1,306	$3,148	$2,614

Weighted average 3M common shares outstanding — basic	581.0	577.0	580.7	576.9
Earnings per share attributable to 3M common shareholders — basic	$2.62	$2.26	$5.42	$4.53

Weighted average 3M common shares outstanding — diluted	588.6	580.8	587.4	581.2
Earnings per share attributable to 3M common shareholders — diluted	$2.59	$2.25	$5.36	$4.50

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$1,525	$1,303	$3,152	$2,613
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	170	106	(52)	(338)
Defined benefit pension and postretirement plans adjustment	121	47	240	155
Cash flow hedging instruments	(11)	(36)	47	11
Total other comprehensive income (loss), net of tax	280	117	235	(172)
Comprehensive income (loss) including noncontrolling interest	1,805	1,420	3,387	2,441
Comprehensive (income) loss attributable to noncontrolling interest	—	3	(4)	4
Comprehensive income (loss) attributable to 3M	$1,805	$1,423	$3,383	$2,445

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
(Dollars in millions, except per share amount)	2021	2020
Assets
Current assets
Cash and cash equivalents	$4,695	$4,634
Marketable securities — current	805	404
Accounts receivable — net of allowances of $230 and $233	4,991	4,705
Inventories
Finished goods	2,356	2,081
Work in process	1,342	1,226
Raw materials and supplies	1,144	932
Total inventories	4,842	4,239
Prepaids	633	675
Other current assets	377	325
Total current assets	16,343	14,982
Property, plant and equipment	27,132	26,650
Less: Accumulated depreciation	(17,774)	(17,229)
Property, plant and equipment — net	9,358	9,421
Operating lease right of use assets	872	864
Goodwill	13,722	13,802
Intangible assets — net	5,572	5,835
Other assets	2,440	2,440
Total assets	$48,307	$47,344
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,981	$806
Accounts payable	2,931	2,561
Accrued payroll	832	747
Accrued income taxes	247	300
Operating lease liabilities — current	268	256
Other current liabilities	3,181	3,278
Total current liabilities	9,440	7,948

Long-term debt	16,267	17,989
Pension and postretirement benefits	4,184	4,405
Operating lease liabilities	603	609
Other liabilities	3,297	3,462
Total liabilities	$33,791	$34,413
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	$9	$9
Shares outstanding - June 30, 2021: 578,638,253
Shares outstanding - December 31, 2020: 577,749,638
Additional paid-in capital	6,337	6,162
Retained earnings	44,824	43,821
Treasury stock, at cost:	(29,236)	(29,404)
Shares at June 30, 2021: 365,394,803
Shares at December 31, 2020: 366,283,418
Accumulated other comprehensive income (loss)	(7,486)	(7,721)
Total 3M Company shareholders’ equity	14,448	12,867
Noncontrolling interest	68	64
Total equity	$14,516	$12,931
Total liabilities and equity	$48,307	$47,344

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(Millions)	2021	2020
Cash Flows from Operating Activities
Net income including noncontrolling interest	$3,152	$2,613
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	932	932
Company pension and postretirement contributions	(85)	(77)
Company pension and postretirement expense	92	155
Stock-based compensation expense	184	172
Gain on sale of businesses	—	(389)
Deferred income taxes	91	41
Changes in assets and liabilities
Accounts receivable	(337)	241
Inventories	(644)	(198)
Accounts payable	411	(269)
Accrued income taxes (current and long-term)	(141)	273
Other — net	(80)	(376)
Net cash provided by (used in) operating activities	3,575	3,118

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(704)	(711)
Proceeds from sale of PP&E and other assets	43	16
Acquisitions, net of cash acquired	—	(25)
Purchases of marketable securities and investments	(1,188)	(634)
Proceeds from maturities and sale of marketable securities and investments	786	976
Proceeds from sale of businesses, net of cash sold	—	573
Other — net	20	7
Net cash provided by (used in) investing activities	(1,043)	202

Cash Flows from Financing Activities
Change in short-term debt — net	4	(132)
Repayment of debt (maturities greater than 90 days)	(450)	(1,146)
Proceeds from debt (maturities greater than 90 days)	1	1,745
Purchases of treasury stock	(734)	(366)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	480	236
Dividends paid to shareholders	(1,716)	(1,693)
Other — net	(19)	(45)
Net cash provided by (used in) financing activities	(2,434)	(1,401)

Effect of exchange rate changes on cash and cash equivalents	(37)	(53)

Net increase (decrease) in cash and cash equivalents	61	1,866
Cash and cash equivalents at beginning of year	4,634	2,353
Cash and cash equivalents at end of period	$4,695	$4,219

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

The adoption of this change impacted previously reported amounts included herein as indicated in the tables below.

Consolidated Statement of Income	Three months ended		Six months ended
	June 30, 2020		June 30, 2020
	Under Prior		Under Prior
(Millions, except per share amounts)	Method	As Adjusted	Method	As Adjusted
Other expense (income), net	$111	$90	$207	$165

Income before income taxes	$1,629	$1,650	$3,196	$3,238
Provision for income taxes	342	347	615	625
Income of consolidated group	$1,287	$1,303	$2,581	$2,613

Net income including noncontrolling interest	$1,287	$1,303	$2,581	$2,613
Net income attributable to 3M	$1,290	$1,306	$2,582	$2,614
Earnings per share attributable to 3M common shareholders — basic	$2.24	$2.26	$4.48	$4.53
Earnings per share attributable to 3M common shareholders — diluted	$2.22	$2.25	$4.44	$4.50

Consolidated Statement of Comprehensive Income	Three months ended		Six months ended
	June 30, 2020		June 30, 2020
	Under Prior		Under Prior
(Millions)	Method	As Adjusted	Method	As Adjusted
Net income including noncontrolling interest	$1,287	$1,303	$2,581	$2,613
Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans adjustment	$58	$47	$177	$155
Total other comprehensive income (loss), net of tax	$128	$117	$(150)	$(172)
Comprehensive income (loss) including noncontrolling interest	$1,415	$1,420	$2,431	$2,441
Comprehensive income (loss) attributable to 3M	$1,418	$1,423	$2,435	$2,445

Consolidated Balance Sheet	As of December 31, 2020
	Under Prior
(Millions)	Method	As Adjusted
Retained earnings	$43,761	$43,821
Accumulated other comprehensive income (loss)	$(7,661)	$(7,721)

Consolidated Statement of Cash Flows	Six months ended
	June 30, 2020
	Under Prior
(Millions)	Method	As Adjusted
Net income including noncontrolling interest	$2,581	$2,613
Company pension and postretirement expense	$197	$155
Other — net	$(386)	$(376)

The cumulative adjustment as of January 1, 2020, the beginning of the earliest period presented in the consolidated financial statements included herein, was a $5 million reduction to each of retained earnings and accumulated other comprehensive loss.

Earnings Per Share

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (6.3 million average options for the three months ended June 30, 2021; 7.5 million average options for the six months ended June 30, 2021; 20.9 million average options for the three months ended June 30, 2020; 20.0 million average options for the six months ended June 30, 2020). The computations for basic and diluted earnings per share follow:

Earnings Per Share Computations

	Three months ended		Six months ended
	June 30,		June 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to 3M	$1,524	$1,306	$3,148	$2,614

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	581.0	577.0	580.7	576.9
Dilution associated with the Company’s stock-based compensation plans	7.6	3.8	6.7	4.3
Denominator for weighted average 3M common shares outstanding – diluted	588.6	580.8	587.4	581.2

Earnings per share attributable to 3M common shareholders – basic	$2.62	$2.26	$5.42	$4.53
Earnings per share attributable to 3M common shareholders – diluted	$2.59	$2.25	$5.36	$4.50

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

NOTE 2. Revenue

Contract Balances:

Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of June 30, 2021 and December 31, 2020 was $475 million and $498 million, respectively. Approximately $140 million and $320 million of the December 31, 2020 balance was recognized as revenue during the three and six months ended June 30,

2021, respectively, while approximately $110 million and $270 million of the December 31, 2019 balance was recognized as revenue during the three and six months ended June 30, 2020, respectively.

Operating Lease Revenue:

Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $145 million and $133 million during the three months ended June 30, 2021 and 2020, respectively, and $285 million and $275 million during the six months ended June 30, 2021 and 2020.

Disaggregated revenue information:

The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended		Six months ended
	June 30,		June 30,
Net Sales (Millions)	2021	2020	2021	2020
Abrasives	$353	$242	$705	$572
Automotive Aftermarket	313	202	625	486
Closure and Masking Systems	254	235	497	503
Electrical Markets	319	251	626	539
Industrial Adhesives and Tapes	761	545	1,529	1,216
Personal Safety	1,133	1,095	2,370	2,084
Roofing Granules	121	86	229	181
Other Safety and Industrial	—	1	—	3
Total Safety and Industrial Business Segment	$3,254	$2,657	$6,581	$5,584

Advanced Materials	$304	$236	$620	$524
Automotive and Aerospace	469	268	985	716
Commercial Solutions	454	327	892	757
Electronics	998	884	2,040	1,747
Transportation Safety	259	222	477	433
Other Transportation and Electronics	(2)	—	(1)	(1)
Total Transportation and Electronics Business Segment	$2,482	$1,937	5,013	$4,176

Drug Delivery	$—	$41	$—	$146
Food Safety	95	78	183	169
Health Information Systems	299	276	588	553
Medical Solutions	1,275	1,067	2,542	2,220
Oral Care	364	144	727	421
Separation and Purification Sciences	248	216	489	418
Other Health Care	(3)	1	(3)	—
Total Health Care Business Group	$2,278	$1,823	$4,526	$3,927

Consumer Health and Safety	$163	$120	$313	$292
Home Care	272	257	551	528
Home Improvement	666	564	1,289	1,067
Stationery and Office	352	257	637	525
Other Consumer	29	33	65	69
Total Consumer Business Group	$1,482	$1,231	$2,855	$2,481

Corporate and Unallocated	$1	$1	$(1)	$1
Elimination of Dual Credit	(547)	(473)	(1,173)	(918)
Total Company	$8,950	$7,176	$17,801	$15,251

	Three months ended June 30, 2021
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,670	$814	$770	$—	$3,254
Transportation and Electronics	718	1,382	383	(1)	2,482
Health Care	1,333	430	516	(1)	2,278
Consumer	1,081	246	155	—	1,482
Corporate and Unallocated	1	—	—	—	1
Elimination of Dual Credit	(221)	(217)	(110)	1	(547)
Total Company	$4,582	$2,655	$1,714	$(1)	$8,950

	Six months ended June 30, 2021
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$3,367	$1,637	$1,577	$—	$6,581
Transportation and Electronics	1,368	2,872	774	(1)	5,013
Health Care	2,644	838	1,045	(1)	4,526
Consumer	2,030	524	301	—	2,855
Corporate and Unallocated	—	—	—	(1)	(1)
Elimination of Dual Credit	(499)	(447)	(228)	1	(1,173)
Total Company	$8,910	$5,424	$3,469	$(2)	$17,801

	Three months ended June 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,365	$649	$644	$(1)	$2,657
Transportation and Electronics	532	1,151	254	—	1,937
Health Care	1,074	358	392	(1)	1,823
Consumer	895	216	120	—	1,231
Corporate and Unallocated	(2)	—	—	3	1
Elimination of Dual Credit	(231)	(164)	(78)	—	(473)
Total Company	$3,633	$2,210	$1,332	$1	$7,176

	Six months ended June 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$2,882	$1,361	$1,342	$(1)	$5,584
Transportation and Electronics	1,207	2,353	616	—	4,176
Health Care	2,355	714	859	(1)	3,927
Consumer	1,769	466	247	(1)	2,481
Corporate and Unallocated	(1)	—	—	2	1
Elimination of Dual Credit	(437)	(339)	(142)	—	(918)
Total Company	$7,775	$4,555	$2,922	$(1)	$15,251

Americas included United States net sales to customers of $3.8 billion and $3.1 billion for the three months ended June 30, 2021 and 2020, respectively, and $7.4 billion and $6.6 billion for the six months ended June 30, 2021 and 2020, respectively.

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

2021 acquisitions:

There were no acquisitions that closed during the six months ended June 30, 2021.

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

2021 divestitures:

There were no divestitures that closed during the six months ended June 30, 2021.

2020 divestitures:

During 2020, as described in Note 3 in 3M’s 2020 Annual Report on Form 10-K, the Company divested its advanced ballistic-protection business, substantially all of its drug delivery business, and a small dermatology products business.

Operating income and held for sale amounts:

The aggregate operating income of applicable businesses held for sale with respect to the first six months of 2020 was $38 million.

NOTE 4. Goodwill and Intangible Assets

There was no goodwill recorded from acquisitions during the first six months of 2021. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2020 and June 30, 2021, follow:

Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2020	$4,687	$1,858	$6,992	$265	$13,802
Translation and other	(7)	(8)	(59)	(6)	(80)
Balance as of June 30, 2021	$4,680	$1,850	$6,933	$259	$13,722

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

Acquired Intangible Assets

The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2021, and December 31, 2020, follow:

	June 30,	December 31,
(Millions)	2021	2020
Customer related intangible assets	$4,276	$4,280
Patents	518	537
Other technology-based intangible assets	2,115	2,114
Definite-lived tradenames	1,173	1,178
Other amortizable intangible assets	107	104
Total gross carrying amount	$8,189	$8,213

Accumulated amortization — customer related	(1,539)	(1,422)
Accumulated amortization — patents	(500)	(512)
Accumulated amortization — other technology-based	(739)	(638)
Accumulated amortization — definite-lived tradenames	(414)	(385)
Accumulated amortization — other	(81)	(79)
Total accumulated amortization	$(3,273)	$(3,036)

Total finite-lived intangible assets — net	$4,916	$5,177

Non-amortizable intangible assets (primarily tradenames)	656	658
Total intangible assets — net	$5,572	$5,835

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

Amortization expense for the three and six months ended June 30, 2021 and 2020 follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Amortization expense	$134	$134	$267	$268

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2021:

	Remainder of						After
(Millions)	2021	2022	2023	2024	2025	2026	2026
Amortization expense	$262	$516	$487	$459	$429	$421	$2,342

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

NOTE 5. Restructuring Actions

2020 and 2021 Restructuring Actions:

Operational/Marketing Capability Restructuring:

As described in Note 5 in 3M’s 2020 Annual Report on Form 10-K, in late 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. During the fourth quarter of 2020, management approved and committed to undertake associated restructuring actions impacting approximately 2,100 positions resulting in a pre-tax charge of $137 million. In the first six months of 2021, management approved and committed to undertake additional actions under this initiative resulting in a pre-tax charge of $14 million and $43 million in the first and second quarter of 2021, respectively. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through the first quarter of 2022. 3M expects further actions under this initiative through 2021. This aggregate initiative, begun in 2020 and continuing through 2021, is expected to impact approximately 2,900 positions worldwide with an expected pre-tax charge of $250 to $300 million over that period. The related first six months of 2021 restructuring charges were recorded in the income statement as follows:

(Millions)	First Six Months of 2021
Cost of sales	$12
Selling, general and administrative expenses	32
Research, development and related expenses	13
Total operating income impact	$57

The business segment operating income impact of these restructuring charges is summarized as follows:

First Six Months of 2021
(Millions)	Employee-Related
Safety and Industrial	$9
Transportation and Electronics	12
Health Care	8
Consumer	4
Corporate and Unallocated	24
Total Operating Expense	$57

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2020	$101
Incremental expense incurred in the first quarter of 2021	14
Incremental expense incurred in the second quarter of 2021	43
Cash payments	(67)
Adjustments	(5)
Accrued restructuring action balances as of June 30, 2021	$86

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

Divestiture-related restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Accrued divestiture-related restructuring action balances as of December 31, 2020	$15	$9	$24
Cash payments	(5)	—	(5)
Adjustments	(1)	—	(1)
Accrued divestiture-related restructuring action balances as of June 30, 2021	$9	$9	$18

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

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2020	$24
Cash payments	(4)
Adjustments	(9)
Accrued restructuring action balances as of March 31, 2021	$11

Remaining activities related to this restructuring were largely completed in the second quarter of 2021.

NOTE 6. Supplemental Income Statement Information

Other expense (income), net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Interest expense	$121	$137	$253	$260
Interest income	(8)	(9)	(12)	(19)
Pension and postretirement net periodic benefit cost (benefit)	(80)	(38)	(159)	(76)
Total	$33	$90	$82	$165

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

NOTE 7. Supplemental Equity and Comprehensive Income Information

Cash dividends declared and paid totaled $1.48 and $1.47 per share for the first and second quarters 2021 and 2020, respectively, or $2.96 and $2.94 per share for the first six months of 2021 and 2020, respectively.

Consolidated Changes in Equity

Three months ended June 30, 2021

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2021	$13,828	$6,292	$44,255	$(29,020)	$(7,767)	$68

Net income	1,525		1,524			1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	170				171	(1)
Defined benefit pension and post-retirement plans adjustment	121				121	—
Cash flow hedging instruments	(11)				(11)	—
Total other comprehensive income (loss), net of tax	280
Dividends declared	(858)		(858)
Stock-based compensation	54	54
Reacquired stock	(499)			(499)
Issuances pursuant to stock option and benefit plans	186		(97)	283
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68

Six months ended June 30, 2021

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64

Net income	3,152		3,148			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(52)				(52)	—
Defined benefit pension and post-retirement plans adjustment	240				240	—
Cash flow hedging instruments	47				47	—
Total other comprehensive income (loss), net of tax	235
Dividends declared	(1,716)		(1,716)
Stock-based compensation	175	175
Reacquired stock	(742)			(742)
Issuances pursuant to stock option and benefit plans	481		(429)	910
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68

Three months ended June 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at March 31, 2020	$10,214	$6,033	$42,356	$(29,817)	$(8,420)	$62

Net income	1,303		1,306			(3)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	106				106	—
Defined benefit pension and post-retirement plans adjustment	47				47	—
Cash flow hedging instruments	(36)				(36)	—
Total other comprehensive income (loss), net of tax	117
Dividends declared	(846)		(846)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	50	50
Reacquired stock	—			—
Issuances pursuant to stock option and benefit plans	88		(30)	118
Balance at June 30, 2020	$10,925	$6,083	$42,786	$(29,699)	$(8,303)	$58

Six months ended June 30, 2020

		3M Company Shareholders
		Common			Accumulated
		Stock and			Other
		Additional			Comprehensive	Non-
		Paid-in	Retained	Treasury	Income	controlling
(Millions)	Total	Capital	Earnings	Stock	(Loss)	Interest
Balance at December 31, 2019	$10,126	$5,916	$42,130	$(29,849)	$(8,134)	$63

Net income	2,613		2,614			(1)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(338)				(335)	(3)
Defined benefit pension and post-retirement plans adjustment	155				155	—
Cash flow hedging instruments	11				11	—
Total other comprehensive income (loss), net of tax	(172)
Dividends declared	(1,693)		(1,693)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	167	167
Reacquired stock	(356)			(356)
Issuances pursuant to stock option and benefit plans	241		(265)	506
Balance at June 30, 2020	$10,925	$6,083	$42,786	$(29,699)	$(8,303)	$58

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component

Three months ended June 30, 2021
		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at March 31, 2021, net of tax:	$(1,673)	$(5,979)	$(115)	$(7,767)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	159	—	(26)	133
Amounts reclassified out	—	160	12	172
Total other comprehensive income (loss), before tax	159	160	(14)	305
Tax effect	12	(39)	3	(24)
Total other comprehensive income (loss), net of tax	171	121	(11)	281
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)

Six months ended June 30, 2021
		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(17)	—	40	23
Amounts reclassified out	—	319	21	340
Total other comprehensive income (loss), before tax	(17)	319	61	363
Tax effect	(35)	(79)	(14)	(128)
Total other comprehensive income (loss), net of tax	(52)	240	47	235
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)

Three months ended June 30, 2020
		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at March 31, 2020, net of tax:	$(2,340)	$(6,096)	$16	$(8,420)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	104	(80)	(15)	9
Amounts reclassified out	—	147	(31)	116
Total other comprehensive income (loss), before tax	104	67	(46)	125
Tax effect	2	(20)	10	(8)
Total other comprehensive income (loss), net of tax	106	47	(36)	117
Balance at June 30, 2020, net of tax:	$(2,234)	$(6,049)	$(20)	$(8,303)

Six months ended June 30, 2020
		Defined Benefit	Cash Flow	Total
		Pension and	Hedging	Accumulated
	Cumulative	Postretirement	Instruments,	Other
	Translation	Plans	Unrealized	Comprehensive
(Millions)	Adjustment	Adjustment	Gain (Loss)	Income (Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,204)	$(31)	$(8,134)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(335)	(80)	62	(353)
Amounts reclassified out	—	297	(47)	250
Total other comprehensive income (loss), before tax	(335)	217	15	(103)
Tax effect	—	(62)	(4)	(66)
Total other comprehensive income (loss), net of tax	(335)	155	11	(169)
Balance at June 30, 2020, net of tax	$(2,234)	$(6,049)	$(20)	$(8,303)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation does include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

	Amount Reclassified from
Details about Accumulated Other	Accumulated Other Comprehensive Income
Comprehensive Income Components	Three months ended June 30,		Six months ended June 30,		Location on Income
(Millions)	2021	2020	2021	2020	Statement
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$—	$(1)	$(1)	See Note 11
Prior service benefit	15	16	30	31	See Note 11
Net actuarial loss	(173)	(162)	(346)	(325)	See Note 11
Curtailments/Settlements	(1)	(1)	(2)	(2)	See Note 11
Total before tax	(160)	(147)	(319)	(297)
Tax effect	39	33	79	75	Provision for income taxes
Net of tax	$(121)	$(114)	$(240)	$(222)

Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	$(10)	$33	$(17)	$51	Cost of sales
Interest rate contracts	(2)	(2)	(4)	(4)	Interest expense
Total before tax	(12)	31	(21)	47
Tax effect	3	(7)	5	(11)	Provision for income taxes
Net of tax	$(9)	$24	$(16)	$36
Total reclassifications for the period, net of tax	$(130)	$(90)	$(256)	$(186)

NOTE 8. Income Taxes

The IRS has completed its field examination of the Company’s U.S. federal income tax returns through 2018, but the years 2005 through 2017 have not closed as the Company is in the process of resolving issues identified during those examinations. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of June 30, 2021, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.

It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months. The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2021 and December 31, 2020 are $1,090 million and $1,145 million, respectively.

As of June 30, 2021 and December 31, 2020, the Company had valuation allowances of $150 million and $135 million on its deferred tax assets, respectively.

The effective tax rate for the second quarter and first six months of 2021 was 21.5 percent and 18.9 percent, respectively, largely consistent with 21.0 percent and 19.3 percent for the same periods, respectively, in prior year.

NOTE 9. Marketable Securities

The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2021	December 31, 2020
Corporate debt securities	$7	$7
Commercial paper	502	237
Certificates of deposit/time deposits	13	31
U.S. treasury securities	280	125
U.S. municipal securities	3	4
Current marketable securities	$805	$404

U.S. municipal securities	$31	$30
Non-current marketable securities	$31	$30

Total marketable securities	$836	$434

At June 30, 2021 and December 31, 2020, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at June 30, 2021 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2021
Due in one year or less	$805
Due after one year through five years	15
Due after five years through ten years	16
Total marketable securities	$836

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

In the second quarter of 2021, 3M entered into interest rate swaps with a notional amount of $650 million. These swaps converted $500 million and $150 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an interest rate based on a three-month LIBOR index.

2020 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.

The Company had no commercial paper outstanding at June 30, 2021 and December 31, 2020.

Future Maturities of Long-term Debt

Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unaccreted debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2021. The maturities of long-term debt for the periods subsequent to June 30, 2021 are as follows (in millions):

Remainder of						After
2021	2022	2023	2024	2025	2026	2026	Total
$770	$1,265	$1,956	$1,100	$1,791	$1,529	$9,821	$18,232

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

The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2021 and 2020 follow:

Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2021	2020	2021	2020	2021	2020
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$65	$42	$38	$11	$11
Non-operating expense
Interest cost	$90	$125	$25	$33	$11	$16
Expected return on plan assets	(264)	(261)	(82)	(78)	(20)	(20)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(6)	(6)	(1)	(2)	(8)	(8)
Amortization of net actuarial loss	132	122	27	29	14	11
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	1
Total non-operating expense (benefit)	(48)	(20)	(30)	(18)	(2)	—
Total net periodic benefit cost (benefit)	$24	$45	$12	$20	$9	$11

	Six months ended June 30,
	Qualified and Non-qualified
	Pension Benefits				Postretirement
	United States		International		Benefits
(Millions)	2021	2020	2021	2020	2021	2020
Net periodic benefit cost (benefit)
Operating expense
Service cost	$144	$131	$84	$76	$23	$22
Non-operating expense
Interest cost	$180	$249	$50	$64	$22	$32
Expected return on plan assets	(528)	(523)	(163)	(155)	(39)	(40)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(12)	(12)	(2)	(3)	(16)	(16)
Amortization of net actuarial loss	264	245	54	57	28	23
Settlements, curtailments, special termination benefits and other	—	—	—	—	2	2
Total non-operating expense (benefit)	(96)	(41)	(60)	(36)	(3)	1
Total net periodic benefit cost (benefit)	$48	$90	$24	$40	$20	$23

For the six months ended June 30, 2021 contributions totaling $83 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2021, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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

As of June 30, 2021, the Company had a balance of $126 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $104 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of June 30, 2021, 3M expects to reclassify approximately $30 million over the next 12 months, $24 million over the remainder of 2021, $10 million in 2022 and $92 after 2022 of the after-tax net unrealized cash flow hedging losses to earnings (with the impact offset by earnings/losses from underlying hedged items).

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

	Pretax Gain (Loss) Recognized in Other		Pretax Gain (Loss) Reclassified from Accumulated
	Comprehensive Income on Derivative		Other Comprehensive Income into Income
	Three months ended June 30,		Three months ended June 30,
	2021	2020		2021	2020
(Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency forward/option contracts	$(26)	$(15)	Cost of sales	$(10)	$33
Interest rate contracts	—	—	Interest expense	(2)	(2)
Total	$(26)	$(15)		$(12)	$31

	Six months ended June 30,		Six months ended June 30,
	2021	2020		2021	2020
(Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency forward/option contracts	$40	$64	Cost of sales	$(17)	$51
Interest rate contracts	—	(2)	Interest expense	(4)	(4)
Total	$40	$62		$(21)	$47

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

In the second quarter of 2021, 3M entered into interest rate swaps with a notional amount of $650 million. These swaps converted $500 million and $150 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an interest rate based on a three-month LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk.

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as fair value hedges and similar information relative to the hedged items for the three and six months ended June 30, 2021 and 2020.

The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

			Cumulative Amount of Fair Value Hedging
	Carrying Value of the		Adjustment Included in the Carrying Value
(Millions)	Hedged Liabilities		of the Hedged Liabilities
Location on the Consolidated Balance Sheet	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Short-term borrowings and current portion of long-term debt	$359	$373	$1	$5
Long-term debt	862	225	10	6
Total	$1,221	$598	$11	$11

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

At June 30, 2021, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 50 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2021 to 2031.

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

	Pretax Gain (Loss) Recognized		Amount of Gain (Loss) Excluded
	as Cumulative Translation within		from Effectiveness Testing
	Other Comprehensive Income		Recognized in Income
	Three months ended June 30,		Three months ended June 30,
	2021	2020		2021	2020
(Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency denominated debt	$(55)	$(11)	Cost of sales	$—	$—
Foreign currency forward contracts	(1)	4	Cost of sales	1	—
Total	$(56)	$(7)		$1	$—

	Six months ended June 30,		Six months ended June 30,
	2021	2020		2021	2020
Six months ended June 30, 2021 (Millions)	Amount	Amount	Location	Amount	Amount
Foreign currency denominated debt	$112	$4	Cost of sales	$—	$—
Foreign currency forward contracts	1	5	Cost of sales	—	5
Total	$113	$9		$—	$5

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

The location in the consolidated statement of income and amounts of gains and losses related to derivative instruments not designated as hedging instruments are as follows:

		Gain (Loss) on Derivative Recognized in Income
		Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
(Millions)	Location	Amount	Amount	Amount	Amount
Foreign currency forward/option contracts	Cost of sales	$—	$(2)	$—	$2
Foreign currency forward contracts	Interest expense	6	(11)	28	(27)
Total		$6	$(13)	$28	$(25)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments

The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in a cash flow or fair value hedging relationship are as follows:

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30, 2021		Six months ended June 30, 2021
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$4,719	$33	$9,244	$82

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(10)	$—	$(17)	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	(4)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$(2)	$—	$—
Derivatives designated as hedging instruments	—	2	—	—

	Location and Amount of Gain (Loss) Recognized in Income		Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30, 2020		Six months ended June 30, 2020
(Millions)	Cost of sales	Other expense (income), net	Cost of sales	Other expense (income), net
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of cash flow or fair value hedges are recorded	$3,805	$90	$7,914	$165

The effects of cash flow and fair value hedging:
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$33	$—	$51	$—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	(2)	—	(4)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$—	$2	$—	$—
Derivatives designated as hedging instruments	—	(2)	—	—

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

	Gross	Assets		Liabilities
	Notional		Fair		Fair
June 30, 2021 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,715	Other current assets	$28	Other current liabilities	$41
Foreign currency forward/option contracts	691	Other assets	21	Other liabilities	9
Interest rate contracts	403	Other current assets	3	Other current liabilities	—
Interest rate contracts	650	Other assets	4	Other liabilities	—
Total derivatives designated as hedging instruments			$56		$50

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$4,242	Other current assets	$19	Other current liabilities	$22
Total derivatives not designated as hedging instruments			$19		$22

Total derivative instruments			$75		$72

	Gross	Assets		Liabilities
	Notional		Fair		Fair
December 31, 2020 (Millions)	Amount	Location	Value Amount	Location	Value Amount
Derivatives designated as
hedging instruments
Foreign currency forward/option contracts	$1,630	Other current assets	$14	Other current liabilities	$67
Foreign currency forward/option contracts	669	Other assets	10	Other liabilities	25
Interest rate contracts	403	Other current assets	7	Other current liabilities	—
Total derivatives designated as hedging instruments			$31		$92

Derivatives not designated as
hedging instruments
Foreign currency forward/option contracts	$3,166	Other current assets	$13	Other current liabilities	$14
Total derivatives not designated as hedging instruments			$13		$14

Total derivative instruments			$44		$106

Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments

The Company is exposed to credit loss in the event of nonperformance by counterparties in interest rate swaps, currency swaps, and forward and option contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2021, 3M has International Swaps and Derivatives Association (ISDA) agreements with 17 applicable banks and financial institutions which contain netting provisions. In addition to a master agreement with 3M supported by a primary counterparty’s parent guarantee, 3M also has associated credit support agreements in place with 16 of its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.

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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

		Gross Amounts not Offset in the
		Consolidated Balance Sheet that are
		Subject to Master Netting Agreements
	Gross Amount of	Gross Amount of
	Derivative Assets	Eligible Offsetting
	Presented in the	Recognized	Cash
	Consolidated	Derivative	Collateral	Net Amount of
June 30, 2021 (Millions)	Balance Sheet	Liabilities	Received	Derivative Assets
Derivatives subject to master netting agreements	$74	$31	$—	$43
Derivatives not subject to master netting agreements	1			1
Total	$75			$44

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$44	$11	$—	$33
Derivatives not subject to master netting agreements	—			—
Total	$44			$33

Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

Gross Amounts not Offset in the
	Gross Amount of	Consolidated Balance Sheet that are
	Derivative	Subject to Master Netting Agreements
	Liabilities	Gross Amount of
	Presented in the	Eligible Offsetting	Cash	Net Amount of
	Consolidated	Recognized	Collateral	Derivative
June 30, 2021 (Millions)	Balance Sheet	Derivative Assets	Pledged	Liabilities
Derivatives subject to master netting agreements	$72	$31	$—	$41
Derivatives not subject to master netting agreements	—			—
Total	$72			$41

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$106	$11	$—	$95
Derivatives not subject to master netting agreements	—			—
Total	$106			$95

Currency Effects

3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $48 million and $58 million for the three and six months ended June 30, 2021, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	502	—	502	—
Certificates of deposit/time deposits	13	—	13	—
U.S. treasury securities	280	280	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	68	—	68	—
Interest rate contracts	7	—	7	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	72	—	72	—

		Fair Value Measurements
Description	Fair Value at	Using Inputs Considered as
(Millions)	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	237	—	237	—
Certificates of deposit/time deposits	31	—	31	—
U.S. treasury securities	125	125	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	37	—	37	—
Interest rate contracts	7	—	7	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	106	—	106	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

	Three months ended		Six months ended
Marketable securities — certain U.S. municipal securities only	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Beginning balance	$34	$37	$34	$46
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	—	10
Sales and settlements	—	—	—	(19)
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$34	$37	$34	$37
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—

In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2020 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three and six months ended June 30, 2021. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the first quarter of 2020. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended June 30, 2020.

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

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Long-term debt, excluding current portion	$16,267	$18,118	$17,989	$20,496

The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at June 30, 2021 and December 31, 2020 due to the lower interest rates and tighter credit spreads compared to issuance levels.

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

Respirator Mask/Asbestos Litigation

As of June 30, 2021, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 2,929 individual claimants, compared to approximately 2,075 individual claimants with actions pending December 31, 2020.

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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fifteen of the sixteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. During March and April 2019, the Company agreed in principle to settle a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above. That settlement was completed in 2019, and the appeal has been dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff’s appeal is pending.

The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. In addition, during the second half of 2020 and as of June 30, 2021, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim. In January 2020, the manufacturers filed a petition with the West Virginia Supreme Court, challenging the trial court’s rulings; that petition was denied in November 2020. No liability has been recorded for this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury may allocate to each defendant if the case were ultimately tried.

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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2021 for respirator mask/asbestos liabilities by $53 million. In the first six months of 2021, the Company made payments for legal defense costs and settlements of $44 million related to the respirator mask/asbestos litigation. As previously disclosed, during the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other then current and expected coal mine dust lawsuits (including the costs to resolve all then current and expected coal mine dust lawsuits in Kentucky and West Virginia at the time of the charge). As of June 30, 2021, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $671 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of June 30, 2021, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies

On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.

As of June 30, 2021, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.

As of June 30, 2021, the Company, through its Aearo subsidiary, had accruals of $30 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.

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

PFAS Regulatory Activity

Regulatory activities concerning PFAS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In the European Union, where 3M has manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions under the Regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages and a broader restriction of PFAS as a class. As of late 2020, PFOA is subject to broad restrictions under the EU’s Persistent Organic Pollutants (POPs) Regulation. Dyneon, a 3M subsidiary that operates a facility at Gendorf, Germany, has a recycling process for a critical emulsifier from which small amounts of PFOA are present after recycling, as an unintended and unavoidable byproduct of certain earlier process steps. The recycling process removes and concentrates the PFOA for incineration in accordance with applicable waste law. With respect to the applicability of the recently enacted POPs, Dyneon proactively consulted with the relevant German regulatory authority regarding process improvements underway that are designed to ensure compliance with the PFOA limits in the recycled material. The engagement is ongoing. In addition, 3M has been working with the Public Flemish Waste Agency (OVAM) for several years to investigate and remediate historical PFOA contaminations at and near its Zwijndrecht facility in Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that has involved extensive soil work, an investigative committee with judicial powers was formed in June 2021 by the Flemish Government to investigate PFOA found in the soil and groundwater near 3M’s Zwijndrecht facility. The Company testified at a Flemish parliamentary committee hearing in June 2021 on PFOA-related matters and is cooperating with the authorities in this investigation. Separately, the Company is aware that certain residents of Zwijndrecht have filed a criminal complaint with an Antwerp investigatory judge against 3M, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. 3M has not been served with any such complaint.

In the United States, the EPA has developed human health effects documents summarizing the available data studies of both PFOA and PFOS. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). Where PFOA and PFOS are found together, EPA’s lifetime health advisory for PFOA and PFOS combined is also 70 ppt. Lifetime health advisories, which are non-enforceable and non-regulatory, provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration.

The U.S. Agency for Toxic Substances and Disease Registry (ATSDR) within the Department of Health and Human Services released a draft Toxicological Profile for PFAS for public review and comment in June 2018. In the draft report, ATSDR proposed draft minimal risk levels (MRLs) for PFOS, PFOA and several other PFAS. An MRL is an estimate of the daily human exposure to a hazardous substance that is likely to be without appreciable risk of adverse non-cancer health effects over a specified duration of exposure. MRLs establish a screening level and are not intended to define cleanup or action levels for ATSDR or other agencies. In May 2021, ATSDR released a final toxicological profile for certain PFAS that preserved the draft MRLs. Earlier, in April 2021, EPA released a final toxicity assessment for PFBS.

As periodically required under the Safe Drinking Water Act (SDWA), the EPA published in May 2012 a list of unregulated substances, including six PFAS chemicals, required to be monitored during the period 2013-2015 by public water system suppliers to determine the extent of their occurrence. Through January 2017, the EPA reported results for 4,920 public water supplies nationwide. Based on the 2016 lifetime health advisory, 13 public water supplies exceeded the level for PFOA and 46 exceeded the level for PFOS (unchanged from the July 2016 EPA summary). These results are based on one or more samples collected during the period 2012-2015 and do not necessarily reflect current conditions of these public water supplies. EPA reporting does not identify the sources of the PFOA and PFOS in the public water supplies. In March 2021, EPA proposed including 29 PFAS in the fifth version of the unregulated contaminant monitoring rule. If finalized, monitoring for these additional substances will occur between 2023 and 2025.

In February 2019, the EPA issued a PFAS Action Plan that outlines short- and long-term actions the EPA plans to take to address PFAS – actions that include developing a national drinking water determination for PFOA and PFOS, strengthening enforcement authorities and evaluating cleanup approaches, nationwide drinking water monitoring for PFAS, expanding scientific knowledge for understanding and managing risk from PFAS, and developing consistent risk communication tools for communicating with other agencies and the public. With respect to PFOA and PFOS in groundwater, EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites.

EPA has taken a number of actions to advance its PFAS Action Plan and regulatory agenda and to comply with mandatory actions required by Congress in the National Defense Authorization Act for Fiscal Year 2020. EPA announced in its Spring 2020 Regulatory Agenda, released in June 2020, that it intended to publish a notice of proposed rulemaking to designate PFOA and PFOS as hazardous substances under CERCLA in August 2020. In November 2020, EPA announced it was developing a new analytical method to test for PFAS in wastewater and other environmental media. In December 2020, EPA released for public comment interim guidance on destroying and disposing of certain PFAS and PFAS-containing materials. The Company submitted comments on that draft guidance document.

In March 2021, EPA published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process is expected to take several years and will include further analyses, scientific review and opportunities for public comment. EPA also issued an Advance Notice of Proposed Rulemaking (ANPR) in March 2021 to collect information regarding manufacturers of PFAS and the presence and treatment of PFAS in discharges from these manufacturing facilities. The Company responded to that ANPR in May 2021. EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act (TSCA) and the Toxics Release Inventory (TRI), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS to the list of substances that must be included in TRI reports as of July 2021. In June 2021, EPA published a proposed rule under TSCA that, if adopted, would require certain persons that manufacture (including import) or have manufactured PFAS in any year since 2011 to report information regarding PFAS uses, production volumes, disposal, exposures, and hazards. The Company plans to submit comments on the proposed rule during the public comment period, which ends in August 2021.

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. Those states include the following:

Minnesota Department of Health in May 2017 stated that HBVs “are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” As of 2021, the current HBVs are 35 ppt for PFOA, 15 ppt for PFOS, 47 ppt for PFHxS and 2 ppb for PFBS. In February 2018, the MDH published reports finding no unusual rates of certain cancers or adverse birth outcomes (low birth rates or premature births) among residents of Washington and Dakota Counties in Minnesota.

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

In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations, and the parties are proceeding to litigation on the merits. In March 2021, 3M filed a lawsuit against the New York State Department of Health, on the grounds that drinking water levels set by the agency for PFOS and PFOA should be vacated because they are arbitrary and did not comply with statutorily required processes. In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy (EGLE) to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. EGLE has moved to dismiss that lawsuit.

The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama

As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case. The Company is in active discussions for negotiated resolutions with multiple parties regarding filed claims and pre-litigation disputes related to historical PFAS manufacturing operations in Alabama.

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

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. The complaint alleges that the defendants violated the Resource Conservation and Recovery Act in connection with the disposal of certain PFAS through their ownership and operation of their respective sites. The complaint further alleges such practices may present an imminent and substantial endangerment to health and/or the environment and that Riverkeeper has suffered and will continue to suffer irreparable harm caused by defendants’ failure to abate the endangerment unless the court grants the requested relief, including declaratory and injunctive relief. This case has been stayed, pending ongoing mediation and discussions between the parties in conjunction with the St. John case.

In August 2016, a group of over 200 plaintiffs filed a putative class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama (the “Billings” case). Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case. Plaintiffs in the Billings case have amended their complaint numerous times to add additional plaintiffs. There are now approximately 4,000 named plaintiffs. Mediation in the Billings case is ongoing.

In January 2017, several hundred plaintiffs sued 3M, Dyneon and Daikin America in Lawrence and Morgan Counties, Alabama (the “Owens” case). The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Water Authority). They assert common law claims for negligence, nuisance, trespass, wantonness and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. The court denied a motion by co-defendant Daikin to stay this case pending resolution of the St. John case, and the case is progressing through discovery. Discussions among the parties are ongoing.

In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the West Morgan-East Lawrence Water and Sewer Authority (Water Authority) in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations. Since then, the plaintiffs have added 37 new individual plaintiffs and voluntarily dismissed five plaintiffs (for a total of 55 plaintiffs). The case is scheduled for trial in July 2023. Discovery in this case is proceeding.

In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M is working with the City of Decatur and other local and state entities as it conducts its investigation and will report the results and recommended remedial action, if any, to those entities and the public. 3M is also defending or has received notice of potential lawsuits in state and federal court brought by individual property owners who claim damages related to historical PFAS disposal at former area landfills near their properties. 3M continues to negotiate with property owners and has resolved for an immaterial amount some of the claims brought by them.

In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice and has been working with 3M to further investigate the presence of chemicals in the area. The parties have made progress in ongoing discussions for a negotiated resolution.

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

In connection with the above referenced settlement, the Minnesota Pollution Control Agency and the Department of Natural Resources, as co-trustees of the Fund, released in September 2020 a conceptual drinking water supply plan for the communities in the East Metro area, seeking public comment on three recommended options for utilizing the Fund. In December 2020, 3M submitted preliminary comments on the co-trustees’ draft conceptual drinking water supply plan to address legal and technical aspects of the draft plan. The Company and the State continue to discuss those aspects of the draft plan.

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

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. In July 2021, the court granted defendants’ motions to dismiss these amendments; the case remains in early stages of litigation.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit is proceeding in state court. In May 2020, the court denied the defendants’ motion to dismiss, but dismissed the state’s trespass claim as to property the state does not own. The parties are now engaged in discovery, and the court has set a trial date in October 2022.

Michigan. In January 2020, the Michigan Attorney General filed a lawsuit in state court against 3M, Dyneon, DuPont, Chemours and others seeking injunctive and equitable relief and damages for alleged injury to Michigan public natural resources and its residents related to PFAS, excluding AFFF. The case was removed to federal court in March 2021 and subsequently transferred to the AFFF MDL. The state has filed a motion to remand the case to state court. In addition, in August 2020, the Michigan Attorney General filed two lawsuits against numerous AFFF manufacturers and distributors, and suppliers of PFAS to AFFF manufacturers. 3M is named a defendant in one of the lawsuits, filed in federal court, and the case has been transferred to the AFFF MDL, where it remains in early stages of litigation.

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

Aqueous Film Forming Foam (AFFF) Environmental Litigation

3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of June 30, 2021, 1,274 lawsuits (including 26 putative class actions) alleging injuries or damages by AFFF use have been filed against

3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. The Company also continues to defend certain AFFF cases that remain in state court and be in discussions with pre-suit claimants for possible resolutions where appropriate.

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

As of June 30, 2021, the Company is aware of eight other AFFF suits originally filed in various state courts across the country in which the Company has been named a defendant. The Company is assessing whether these cases may be removed to federal court and transferred to the AFFF MDL. Separately, the Company is aware of pre-suit claims by other parties related to the use and disposal of AFFF. The Company had discussions with certain potential claimants pre-suit and reached a negotiated resolution with the City of Bemidji in March 2021.

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

In New York, 3M is defending 40 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. They assert various tort claims for personal injury and property damage and in some cases request medical monitoring. 3M has answered the complaints in these individual cases, which are now proceeding through discovery. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a pool from which eight plaintiffs will be chosen for expert discovery and dispositive motions. At the conclusion of these motions, the court will determine which case(s) will continue toward trial. In the putative class action, class certification briefing is complete, and in July 2021, certain parties, including 3M, reached an agreement to resolve litigation among the settling parties, pending approval by the district court. Under the agreement, 3M, Saint-Gobain and Honeywell will collectively contribute to a fixed total amount of approximately $65 million to resolve the plaintiffs’ claims and those of the proposed classes. 3M’s contribution is not considered material. 3M is also defending 12 individual cases in New York filed by Nassau and Suffolk County drinking water providers in the U.S. District Court for the Eastern District of New York. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in these cases and discovery is ongoing.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In June 2021, the court partially denied the defendants' motions to dismiss, by granting the motions to dismiss the negligence claim only insofar as the plaintiffs seek damages for personal injuries, as opposed to property damage. The case remains in early stages of litigation. The court has set a trial date in April 2022. In addition to the consolidated federal court putative class action, as of June 30, 2021, 3M is a defendant in approximately 280 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Five of these cases were selected over time for bellwether trials. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The parties settled the first bellwether case in early 2020. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case, and the plaintiffs have appealed the decision to the state appellate court. In January 2021, the court granted summary judgment in favor of the defendants in one of three remaining bellwether cases. The plaintiffs in this dismissed bellwether case have also appealed the dismissal to the state appellate court. The Company has settled one of the two remaining bellwether cases for an immaterial amount. The other bellwether case has a trial date scheduled for October 2021. An additional eight cases have been identified as a pool from which future bellwether cases will be selected. The parties have engaged in mediation efforts in both the putative class action and the state court mass action cases.

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

3M is also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water was contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants’ motion to dismiss certain claims in the complaint was denied in January 2021. A trial date is set for January 2022. The parties have engaged in mediation and in April 2021 reached a preliminary settlement agreement, subject to court approval, under which 3M and Georgia-Pacific would jointly pay an amount and be released from plaintiffs’ putative class action claims. 3M’s portion is not considered material. The final fairness hearing for the settlement is scheduled for September 2021. Separately, as a result of discussions among Georgia-Pacific, 3M and municipalities near Parchment, Georgia-Pacific and 3M contributed to a fund in November 2020 to provide expanded municipal water service in the area. These municipalities released 3M from claims relating to or arising out of the extension of municipal water or the alleged PFAS contamination in the area of that extension. 3M’s portion relative to the preliminary agreement and contribution above was not material.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases remain in the early stages of litigation. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M has filed a motion to dismiss a series of amended complaints. 3M, together with co-defendants, is also defending two putative class actions in federal court, where the plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which remains pending. 3M has filed motions to dismiss these putative class actions and plaintiffs’ amended complaint.

In California, 3M and other defendants were named as defendants in an action brought in federal court by Golden State Water Company, alleging PFAS contamination of certain wells located in its water systems. 3M filed a motion to dismiss in November 2020 and in January 2021, the court granted defendants’ motion to dismiss the case for lack of personal jurisdiction. In February 2021, the plaintiffs voluntarily dismissed their action without prejudice and filed a new case in the AFFF MDL court. Separately, in December 2020, the Orange County Water District and ten additional local water providers sued 3M, Decra Roofing and certain DuPont-related entities in California state court, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The plaintiffs filed an amended complaint, and 3M filed a demurrer to the amended complaint in March 2021. In April 2021, the court denied 3M’s demurrer, and the case remains in early stages of litigation. In May 2021, the Orange County plaintiffs filed a second amended complaint. In June 2021, the case was removed to the U.S. District Court for the Central District of California where the plaintiffs have moved to remand the case back to state court. In July 2021, 3M filed a motion to transfer the action to the AFFF MDL. The case otherwise remains in early stages of litigation. In February 2021, the City of Corona and a local utility authority filed a lawsuit in California state court against 3M and other defendants, alleging PFAS contamination from 3M products generally as well as from 3M’s Corona facility and roofing granules products. Plaintiffs filed an amended complaint in June 2021. In July 2021, the case was removed to the U.S. District Court for the Central District of California.

In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint. In February 2021, the court raised the question whether subject matter jurisdiction under the Class Action Fairness Act was proper, issued an order requiring the parties to brief the issue and denied defendants’ motions to dismiss with leave to renew pending the court’s ruling on jurisdiction. Briefing on the jurisdictional question is complete, and an oral argument has been set for September 2021.

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and the case is currently in discovery. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In December 2020, 3M filed a motion to dismiss the Hopatcong matter. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. In March 2021, 3M filed a motion to dismiss the Pequannock matter. 3M, together with several co-defendants, is also defending twelve cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. Plaintiffs in two of these cases seek medical monitoring and damages, while plaintiffs in the remaining cases seek damages for alleged personal injuries to themselves or their disabled adult children. 3M’s motion to dismiss the earliest filed case, which seeks medical monitoring, was largely denied in February 2021. 3M has filed answers in seven of these cases. The cases remain in early stages of litigation and have been coordinated for discovery purposes.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In

September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. Briefing on plaintiff’s class certification motion is complete.

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

The Company continues to make progress in its work, under the supervision of state regulators, to remediate historic disposal of PFAS-containing waste associated with manufacturing operations at its Decatur, Alabama; Cottage Grove, Minnesota; and Cordova, Illinois plants.

As previously reported, the Illinois EPA in August 2014 approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results.

In Minnesota, the Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (HBV) or Health Risk Limit (HRL) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. Remediation work has been completed at the Oakdale and Woodbury sites, and they are in an operational maintenance mode. Remediation work has been substantially completed at the Cottage Grove site, with operational and maintenance activities ongoing.

In Alabama, as previously reported, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to remediate the presence of PFAS in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama associated with the historic (1978-1998) incorporation of wastewater treatment plant sludge. With ADEM’s agreement, 3M substantially completed installation of a multilayer cap on the former sludge incorporation areas. Further remediation activities, including certain on-site and off-site investigations and studies, will be conducted in accordance with the July 2020 Interim Consent Order described below.

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

As a result of the Company’s discussions with ADEM to address these and other related matters in the state of Alabama, 3M and ADEM have agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing certain notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including certain on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order will involve additional operating costs and capital expenditures over multiple years. The Company does not expect them to have a material impact on its consolidated results of operations or financial position. With respect to remediation activities, financial obligations related to certain activities under the Consent Order are probable and reasonably estimable, and are included in the Company’s accruals for “other environmental liabilities” as described in the “Environmental Liabilities and Insurance Receivables” section below. As offsite investigation activities continue, additional remediation amounts may become probable and reasonably estimable in the future.

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

For environmental matters and litigation described above, unless otherwise described below, no liability has been recorded as the Company believes liability in those matters is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. The Company’s environmental liabilities and insurance receivables are described below.

Environmental Liabilities and Insurance Receivables

The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and developments in those matters. During the first six months ended June 30, 2021, as a result of recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $112 million and made related payments of $35 million. As of June 30, 2021, the Company had recorded liabilities of $493 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.

Recent related accrual history includes the following: During the first quarter of 2019, EPA issued its PFAS Action Plan and the Company settled the litigation with the Water Authority (both matters are described in more detail above). As previously disclosed, the Company increased its accrual for “other environmental liabilities” by $235 million pre-tax as a result of then-recent developments in ongoing environmental matters and litigation in the first quarter of 2019. As also previously disclosed, during the fourth quarter of 2019, the Company recorded a pre-tax charge of $214 million as a result of other then-recent developments in ongoing environmental matters and litigation.

As of June 30, 2021, the Company had recorded liabilities of $24 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

It is difficult to estimate the cost of environmental compliance and remediation given the uncertainties regarding the interpretation and enforcement of applicable environmental laws and regulations, the extent of environmental contamination and the existence of alternative cleanup methods. Developments may occur that could affect the Company’s current assessment, including, but not limited to: (i) changes in the information available regarding the environmental impact of the Company’s operations and products; (ii) changes in environmental regulations, changes in permissible levels of specific compounds in drinking water sources, or changes in enforcement theories and policies, including efforts to recover natural resource damages; (iii) new and evolving analytical and remediation techniques; (iv) success in allocating liability to other potentially responsible parties; and (v) the financial viability of other potentially responsible parties and third-party indemnitors. For sites included in both “environmental remediation liabilities” and “other environmental liabilities,” at which remediation activity is largely complete and remaining activity relates primarily to operation and maintenance of the remedy, including required post-remediation monitoring, the Company believes the exposure to loss in excess of the amount accrued would not be material to the Company’s consolidated results of operations or financial condition. However, for locations at which remediation activity is largely ongoing, the Company cannot estimate a possible loss or range of possible loss in excess of the associated established accruals for the reasons described above.

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2021, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

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

As of June 30, 2021, the Company is a named defendant in approximately 3,494 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 13,026 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. Discovery is underway. There is an administrative docket of approximately 236,000 unfiled and unverified claims at the MDL court. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the MDL court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021. In April 2021, 3M received an adverse jury verdict in the first bellwether trial. The jury awarded the three plaintiffs less than $1 million in compensatory damages and $6 million in punitive damages for a total of $7 million. 3M plans to appeal the verdicts. The appeal is expected to challenge, among other rulings, the district court's denial of 3M’s motion to assert the government contractor defense. The next two bellwether trials occurred in May and June of 2021. In May 2021, 3M received a verdict in its favor, in the second bellwether trial, where the jury rejected claims that 3M knowingly sold earplugs with design defects. In June 2021, 3M received an adverse verdict in the third bellwether trial. The jury found 3M liable for strict liability failure to warn, but found 3M not liable for design defect or fraud. The jury apportioned fault 62 percent to 3M and 38 percent to the plaintiff for a total damage award of approximately $1 million. 3M plans to appeal the verdict. The trials for the next five bellwether plaintiffs are scheduled for September and October 2021 and January 2022. Discovery in the remaining 15 bellwether cases is scheduled to be complete by the first quarter of 2022.

3M is also defending lawsuits brought by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court and the federal court remanded them to state court in March 2020. The Company has appealed the remand orders to the U.S. Court of Appeals for the Eighth Circuit. Oral argument on the first remand order appeal occurred in June 2021. There are approximately 40 lawsuits involving approximately 1,000 plaintiffs pending in the state court. The state court actions will be subject to a bellwether case selection process. The first trial in Hennepin County is scheduled for April 2022.

No liability has been recorded for these matters because the Company believes that any such liability is not probable and reasonably estimable at this time.

As of June 30, 2021, the Company was a named defendant in 27 lawsuits in the United States involving 28 plaintiffs and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.

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

Among the 27 remaining lawsuits in the United States, 24 are in the MDL court and three are in state court. The MDL has stayed all 23 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. The Missouri court set trial dates of September 2022 and April 2023 for these two cases. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit, which heard oral argument on this appeal in March 2021. In May 2021, the Court of Appeals lifted the MDL court’s injunction that barred plaintiff from litigating the Texas state court case.

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

No liability has been recorded for the Bair Hugger™ litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.

For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.

Stockholder Litigation

In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and former CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS, and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, the defendants filed a motion to transfer venue to the

U.S. District Court for the District of Minnesota. In August 2020, the court denied the motion to transfer venue, and in September 2020, the defendants filed a petition for writ of mandamus to the U.S. Court of Appeals for the Third Circuit. In November 2020, the federal Court of Appeals granted 3M’s petition for a writ of mandamus and directed the New Jersey federal court to transfer the action to the Minnesota federal court. The defendants filed a motion to dismiss the action in January 2021; that motion was argued in July 2021. The suit is in the early stages of litigation.

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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. In April 2021, the court allowed the parties to issue subpoenas to the Centers for Medicare & Medicaid Services and its contractors, but the court has not ordered further discovery to commence. Separately, in June 2019, following discovery, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending.

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

NOTE 15. Stock-Based Compensation

At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of June 30, 2021, the remaining shares available for grant under the LTIP Program are 37 million.

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

Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2021 and 2020.

Stock-Based Compensation Expense

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Cost of sales	$9	$10	$31	$32
Selling, general and administrative expenses	37	35	121	108
Research, development and related expenses	7	7	32	32
Stock-based compensation expenses	$53	$52	$184	$172
Income tax benefits	(25)	(15)	(76)	(54)
Stock-based compensation expenses (benefits), net of tax	$28	$37	$108	$118

Stock Option Program

The following table summarizes stock option activity during the six months ended June 30, 2021:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
(Options in thousands)	Options	Exercise Price	Life (months)	(millions)
Under option —
January 1	35,401	$156.23
Granted	3,612	175.04
Exercised	(3,514)	109.34
Forfeited	(144)	177.73
June 30	35,355	$162.73	66	$1,383
Options exercisable
June 30	27,628	$160.24	55	$1,172

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2021, there was $76 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months. The total intrinsic values of stock options exercised were $277 million and $127 million during the six months ended June 30, 2021 and 2020, respectively. Cash received from options exercised was $382 million and $145 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $59 million and $27 million for the six months ended June 30, 2021 and 2020, respectively.

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

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Nonvested balance —
As of January 1	1,722	$189.78
Granted	747	175.80
Vested	(441)	231.65
Forfeited	(42)	173.22
As of June 30	1,986	$175.55

As of June 30, 2021, there was $124 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2021 and 2020 was $79 million and $89 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $15 million and $17 million for the six months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes performance share activity during the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date
(Shares in thousands)	Shares	Fair Value
Undistributed balance —
As of January 1	423	$188.61
Granted	163	176.41
Distributed	(115)	228.80
Performance change	27	177.41
Forfeited	(13)	171.82
As of June 30	485	$174.83

As of June 30, 2021, there was $32 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 19 months. The total fair value of performance shares that were distributed were $22 million and $35 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $7 million for the six months ended June 30, 2021 and 2020, respectively.

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

The financial information presented herein reflects the impact of the preceding changes for all periods presented.

Business Segment Information

	Three months ended		Six months ended
(Millions)	June 30,		June 30,
Net Sales	2021	2020	2021	2020
Safety and Industrial	$3,254	$2,657	$6,581	$5,584
Transportation and Electronics	2,482	1,937	5,013	4,176
Health Care	2,278	1,823	4,526	3,927
Consumer	1,482	1,231	2,855	2,481
Corporate and Unallocated	1	1	(1)	1
Elimination of Dual Credit	(547)	(473)	(1,173)	(918)
Total Company	$8,950	$7,176	$17,801	$15,251

Operating Performance
Safety and Industrial	$718	$623	$1,529	$1,317
Transportation and Electronics	546	360	1,137	824
Health Care	576	301	1,085	753
Consumer	311	278	600	543
Elimination of Dual Credit	(138)	(119)	(297)	(232)
Total business segment operating income	$2,013	$1,443	$4,054	$3,205
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	—	—	—	(17)
Gain/(loss) on sale of businesses	—	387	—	389
Divestiture-related restructuring actions	—	(55)	—	(55)
Other corporate expense - net	(42)	(35)	(89)	(119)
Total Corporate and Unallocated	(42)	297	(89)	198
Total Company operating income	$1,971	$1,740	$3,965	$3,403

Other expense/(income), net	$33	$90	$82	$165
Income before income taxes	$1,938	$1,650	$3,883	$3,238

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

Overall, 3M experienced broad-based growth across all business segments and geographic areas in the second quarter of 2021, benefiting from continued improvements in certain end markets including home improvement, oral care and industrial along with healthcare elective procedure volumes increasing as COVID-19 related hospitalizations declined. 3M’s total sales increased 24.7% and 16.7% year-on-year in the second quarter and first six months of 2021, respectively. Organic local-currency sales increased 21.4% and 14.3% year-on-year in the second quarter and first six months of 2021, respectively. 3M experienced the strongest sales growth in Transportation and Electronics and Health Care. While COVID-related respirator sales increased year-on-year in the second quarter and first six months of 2021, they are estimated to have negatively impacted year-on-year second quarter organic local-currency sales growth by approximately 1 percent as they grew at a slower rate than the rest of the Company. For the first six months of 2021, they positively impacted year-on-year organic-local currency sales growth by approximately 1 percent. In the second quarter of 2020, as effects of COVID-19 set-in, weak demand in a number of end markets negatively impacted oral care, automotive and aerospace, automotive aftermarket, commercial solutions, stationery and office, and businesses aligned to general industrial applications such as industrial adhesives and tapes and abrasives. At the same time, 2020 demand was increasing in areas such as personal safety, home improvement, general cleaning, semiconductor, data center, and biopharma filtration.

3M’s operating income margins decreased 2.3 percentage points year-on-year in the second quarter and remained flat the first six months of 2021. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins increased 2.4 and 2.1 percentage points to 22.0 and 22.3 percent for the second quarter and first six months of 2021, respectively, when compared to 2020. Various COVID-19 implications contributed in part to these results.

Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described or referenced above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also affected its result for second quarter and first six months of 2021 when compared to 2020:

Factors contributing to charges or other impacts:

●	Increased raw materials and logistics costs during the first half of 2021 from ongoing COVID-19 related supply chain challenges further magnified in February 2021 by winter storm Uri in the United States.
●	Period expenses of unabsorbed manufacturing costs and increased expected credit losses on customer receivables in the second quarter of 2020.
●	Restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact resulting in a second quarter 2020 charge of $58 million.
●	Committed financial support in the second quarter of 2020 to various COVID-relief and medical research initiatives.
●	Charge of $22 million in the first quarter of 2020 related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames.

Factors providing benefits or other impacts:

●	In 2020 ongoing cost management in discretionary spending in areas such as travel, professional services, and advertising/merchandising resulting in lower spending.
●	Continued productivity efforts, including year-on-year savings from restructuring actions taken in 2020
●	Government-sponsored COVID-response stimulus and relief initiatives in 2020, including certain employee retention benefits under the Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States.
●	Lower incentive compensation and self-insured medical visit/insurance expense in 2020.
●	Accelerated vacation usage policies in the second quarter of 2020 which benefited the second quarter of 2020, but provided a penalty in the second half of 2020.

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

Operating income margin and earnings per share attributable to 3M common shareholders – diluted:

The following table provides the increases (decreases) in operating income margins and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30, 2021		June 30, 2021
	Percent of	Earnings per	Percent of	Earnings per
	net sales	diluted share	net sales	diluted share
Same period last year	24.3%	$2.25	22.3%	$4.50
Significant litigation-related charges/benefits	—	—	0.1	(0.07)
Gain/loss on sale of businesses	(5.4)	(0.52)	(2.6)	(0.52)
Divestiture-related restructuring actions	0.7	0.08	0.4	0.08
Same period last year, excluding special items	19.6%	$1.81	20.2%	$3.99
Increase/(decrease) due to:
Organic growth/productivity and other	4.1	0.89	2.8	1.23
Selling price and raw material impact	(1.4)	(0.17)	(0.8)	(0.17)
Acquisitions/divestitures	(0.1)	(0.02)	—	(0.05)
Foreign exchange impacts	(0.2)	0.08	0.1	0.21
Other expense (income), net	N/A	0.06	N/A	0.09
Income tax rate	N/A	(0.03)	N/A	0.12
Shares of common stock outstanding	N/A	(0.03)	N/A	(0.06)
Current period, excluding special items	22.0%	$2.59	22.3%	$5.36
None	—	—	—	—
Current period	22.0%	$2.59	22.3%	$5.36

Operating income margins decreased 2.3 percentage points in the second quarter of 2021 and remained flat for the first six months of 2021 when compared to the same period last year. For the second quarter of 2021, net income attributable to 3M was $1.5 billion, or $2.59 per diluted share compared to $1.3 billion or $2.25 per diluted share in the same period last year, an increase of 15.1 percent on a per diluted share basis. For the first six months of 2021 net income attributable to 3M was $3.1 billion, or $5.36 per diluted share compared to $2.6 billion or $4.50 per diluted share in the same period last year, an increase of 19.1 percent on a per diluted share basis.

The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.

On an adjusted basis, operating margins increased 2.4 percentage points to 22.0 percent in the second quarter of 2021 when compared to the same period last year. For the first six months of 2021, operating margins increased 2.1 percentage points to 22.3 percent when compared to the same period last year. Net income attributable to 3M was $1.5 billion, or $2.59 per diluted share versus $1.0 billion, or $1.81 per diluted share in the same period last year, which was an increase of 43.5 percent on a per diluted share basis. On an adjusted basis for the first six months of 2021, net income attributable to 3M was $3.1 billion, or $5.36 per diluted share versus $2.3 billion, or $3.99 per diluted share for the same period last year, which was an increase of 34.4 percent on a per diluted share basis.

Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:

Organic growth/productivity and other:

●	Higher organic volume growth, ongoing cost management, and improved productivity increased operating income margins and earnings per diluted share year-on-year for both the second quarter and first six months of 2021. The following also impacted results:
o	Second quarter of 2021 benefit of $91 million pre-tax ($0.12 per share after tax) from a favorable Brazilian Supreme Court decision that concluded on the impact of state value-added tax when determining Brazil’s federal sales-based social tax—essentially lowering the social tax that 3M should have paid in prior periods.
o	Certain increased legal and reserve adjustments costs year-over-year. 3M regularly reviews and updates its associated liabilities and is involved in various trials and defense preparation as discussed in Note 14.
o	2021 benefit from restructuring actions taken in 2020 and positive/negative impact of year-over-year change in non-divestiture-related restructuring charges, net of adjustments, for respective periods. Note 5 provides additional information relative to restructuring actions.
o	COVID-impacts recognized on certain assets in the first quarter of 2020.
o	On a combined basis, higher defined benefit pension and postretirement service cost expense year-on-year.

Selling price and raw material impact:

●	Higher raw material and logistics costs from strong end-market demand and COVID-impacted manufacturing and supply chain disruptions that were further magnified by February 2021 winter storm Uri in the U.S. These factors were partially offset by higher selling prices for both the second quarter and first six months of 2021.

Acquisitions/divestitures:

●	Divestiture impacts are comprised of the lost income from the divestiture of the Company’s drug delivery business (sale completed in May 2020).

Foreign exchange impacts:

●	Foreign currency impacts (net of hedging) increased operating income by approximately $49 million and $139 million (or pre-tax earnings by approximately $60 million and $155 million) year-on-year for the second quarter and first six months of 2021, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Other expense (income), net:

●	Higher income related to non-service cost components of pension and postretirement expense, decreased expense year-on-year for both the second quarter and first six months of 2021.
●	Interest expense (net of interest income) decreased slightly for the second quarter of 2021 and remained flat for the first six months of 2021 compared to the same periods year-on-year.

Income tax rate:

●	Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the second quarter and first six months of 2021 was 21.5 percent and 18.9 percent, respectively, largely consistent with 21.0 percent and 19.3 percent for the same periods, respectively, in prior year.
●	On an adjusted basis, the effective tax rate for the second quarter and first six months of 2021 was 21.5 percent and 18.9 percent, respectively, an increase of 0.8 and decrease of 1.8 percentage points compared to the same periods year-on-year.

Shares of common stock outstanding:

●	Higher shares outstanding decreased earnings per share year-on-year for both the second quarter and first six months of 2021.

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

Significant litigation-related charges/benefits:

●	In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.

Gain/loss on sale of businesses:

●	In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. In the second quarter of 2020, 3M recorded a pre-tax gain of $387 million ($304 million after tax) related to the sale of its drug delivery business. Refer to Note 3 for further details.

Divestiture-related restructuring actions:

●	In the second quarter 2020, following the divestiture of substantially all of the drug delivery business management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. As a result, 3M recorded a pre-tax charge of $55 million ($46 million after tax). Refer to Note 5 for further details.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Three months ended June 30, 2020 GAAP	$1,740	24.3%	$1,650	$347	21.0%	$1,306	$2.25
Adjustments for special items:
Gain/loss on sale of businesses	(387)		(387)	(83)		(304)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Three months ended June 30, 2020 adjusted amounts (non-GAAP measures)	$1,408	19.6%	$1,318	$273	20.7%	$1,048	$1.81

Three months ended June 30, 2021 GAAP	$1,971	22.0%	$1,938	$415	21.5%	$1,524	$2.59	15.1%
Adjustments for special items:
None
Three months ended June 30, 2021 adjusted amounts (non-GAAP measures)	$1,971	22.0%	$1,938	$415	21.5%	$1,524	$2.59	43.5%

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Six months ended June 30, 2020 GAAP	$3,403	22.3%	$3,238	$625	19.3%	$2,614	$4.50
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.07)
Gain/loss on sale of businesses	(389)		(389)	(86)		(303)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Six months ended June 30, 2020 adjusted amounts (non-GAAP measures)	$3,086	20.2%	$2,921	$604	20.7%	$2,318	$3.99

Six months ended June 30, 2021 GAAP	$3,965	22.3%	$3,883	$734	18.9%	$3,148	$5.36	19.1%
Adjustments for special items:
None	—		—	—		—	—
Six months ended June 30, 2021 adjusted amounts (non-GAAP measures)	$3,965	22.3%	$3,883	$734	18.9%	$3,148	$5.36	34.4%

Sales and operating income by business segment:

The following tables contain sales and operating income results by business segment for the three and six months ended June 30, 2021 and 2020. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2021 versus 2020 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended June 30,
	2021		2020		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$3,254	$718	$2,657	$623	22.4%	15.3%
Transportation and Electronics	2,482	546	1,937	360	28.1	51.6
Health Care	2,278	576	1,823	301	24.9	91.9
Consumer	1,482	311	1,231	278	20.4	11.8
Corporate and Unallocated	1	(42)	1	297	—	—
Elimination of Dual Credit	(547)	(138)	(473)	(119)	—	—
Total Company	$8,950	$1,971	$7,176	$1,740	24.7%	13.2%

	Six months ended June 30,
	2021		2020		% change
	Net	Oper.	Net	Oper.	Net	Oper.
(Dollars in millions)	Sales	Income	Sales	Income	Sales	Income
Business Segments
Safety and Industrial	$6,581	$1,529	$5,584	$1,317	17.8%	16.1%
Transportation and Electronics	5,013	1,137	4,176	824	20.0	38.0
Health Care	4,526	1,085	3,927	753	15.2	44.2
Consumer	2,855	600	2,481	543	15.1	10.6
Corporate and Unallocated	(1)	(89)	1	198	—	—
Elimination of Dual Credit	(1,173)	(297)	(918)	(232)	—	—
Total Company	$17,801	$3,965	$15,251	$3,403	16.7%	16.5%

	Three months ended June 30, 2021
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	17.6%	—%	—%	4.8%	22.4%
Transportation and Electronics	24.2	—	—	3.9	28.1
Health Care	23.2	—	(2.6)	4.3	24.9
Consumer	17.8	—	—	2.6	20.4
Total Company	21.4%	—%	(0.7)%	4.0%	24.7%

	Six months ended June 30, 2021
Worldwide Sales Change	Organic local-				Total sales
By Business Segment	currency sales	Acquisitions	Divestitures	Translation	change
Safety and Industrial	13.7%	—%	—%	4.1%	17.8%
Transportation and Electronics	16.4	—	—	3.6	20.0
Health Care	15.8	—	(4.3)	3.7	15.2
Consumer	12.8	—	—	2.3	15.1
Total Company	14.3%	—%	(1.1)%	3.5%	16.7%

Sales by geographic area:

Percent change information compares the second quarter and first six months of 2021 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended June 30, 2021
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$4,582	$2,655	$1,714	$(1)	$8,950
% of worldwide sales	51.2%	29.7%	19.1%	—	100.0%
Components of net sales change:
Volume — organic	25.3%	15.9%	19.8%	—	21.3%
Price	0.3	(0.5)	0.3	—	0.1
Organic local-currency sales	25.6	15.4	20.1	—	21.4
Acquisitions	—	—	—	—	—
Divestitures	(0.7)	—	(1.6)	—	(0.7)
Translation	1.2	4.8	10.2	—	4.0
Total sales change	26.1%	20.2%	28.7%	—	24.7%

Total sales change:
Safety and Industrial	22.3%	25.5%	19.7%	—	22.4%
Transportation and Electronics	34.9%	20.1%	50.5%	—	28.1%
Health Care	24.0%	20.2%	31.8%	—	24.9%
Consumer	20.8%	13.6%	29.6%	—	20.4%

Organic local-currency sales change:
Safety and Industrial	20.8%	18.4%	10.2%	—	17.6%
Transportation and Electronics	33.8%	16.7%	38.8%	—	24.2%
Health Care	25.3%	13.8%	26.4%	—	23.2%
Consumer	19.7%	8.7%	19.2%	—	17.8%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 21 percent and organic-local currency sales increased 22 percent. Total sales in Mexico increased 66 percent and organic local-currency sales increased 60 percent. In Canada, total sales increased 52 percent and organic local-currency sales increased of 37 percent. In Brazil, total sales increased 58 percent and organic local-currency sales increased 54 percent.

●	In the Asia Pacific geographic area, China total sales increased 20 percent and organic local-currency sales increased 12 percent. In Japan, total sales increased 10 percent and organic local-currency sales increased 12 percent.

	Six months ended June 30, 2021
			Europe,
		Asia	Middle East	Other
	Americas	Pacific	& Africa	Unallocated	Worldwide
Net sales (millions)	$8,910	$5,424	$3,469	$(2)	$17,801
% of worldwide sales	50.0%	30.5%	19.5%	—	100.0%
Components of net sales change:
Volume — organic	14.5%	14.5%	11.4%	—	13.9%
Price	0.8	(0.5)	0.7	—	0.4
Organic local-currency sales	15.3	14.0	12.1	—	14.3
Acquisitions	—	—	—	—	—
Divestitures	(1.2)	—	(2.4)	—	(1.1)
Translation	0.5	5.1	9.0	—	3.5
Total sales change	14.6%	19.1%	18.7%	—	16.7%

Total sales change:
Safety and Industrial	16.8%	20.2%	17.6%	—	17.8%
Transportation and Electronics	13.3%	22.1%	25.5%	—	20.0%
Health Care	12.2%	17.4%	21.7%	—	15.2%
Consumer	14.8%	12.5%	22.0%	—	15.1%

Organic local-currency sales change:
Safety and Industrial	16.3%	13.2%	8.8%	—	13.7%
Transportation and Electronics	12.9%	18.3%	16.2%	—	16.4%
Health Care	15.8%	10.7%	20.7%	—	15.8%
Consumer	14.3%	6.9%	12.9%	—	12.8%

Additional information beyond what is included in the preceding table is as follows:

●	In the Americas geographic area, U.S. total sales increased 13 percent and organic-local currency sale increased 14 percent. Total sales in Mexico increased 24 percent and organic local-currency sales increased 22 percent. In Canada, total sales increased 27 percent and organic local-currency sales increased 16 percent. In Brazil, total sales increased 24 percent and organic local-currency sales increased 33 percent.

●	In the Asia Pacific geographic area, China total sales increased 29 percent and organic local-currency sales increased 22 percent. In Japan, total sales increased 5 percent and organic local-currency sales increased 5 percent.

Managing currency risks:

The weaker U.S. dollar had a positive impact on sales in the second quarter and first six months of 2021 compared to the same periods last year. Net of the Company’s hedging strategy, foreign currency positively impacted earnings in the second quarter and first six months of 2021 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:

3M generated $3.6 billion of operating cash flows in the first six months of 2021, an increase of $457 million when compared to the first six months of 2020, with this increase year-on-year primarily driven by higher net income as a result of strong organic sales growth and ongoing cost management. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.

In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2021, the Company purchased $734 billion of its own stock, compared to $366 million of stock purchases in the first six months of 2020. As of June 30, 2021, approximately $7.0 billion remained available under the authorization. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This marked the 63rd consecutive year of dividend increases for 3M. In May 2021, 3M’s Board of Directors declared a second-quarter dividend of $1.48 per share.

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

RESULTS OF OPERATIONS

Net Sales:

Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.

Operating Expenses:

	Three months ended			Six months ended
	June 30,			June 30,
(Percent of net sales)	2021	2020	Change	2021	2020	Change
Cost of sales	52.7%	53.0%	(0.3)%	51.9%	52.0%	(0.1)%
Selling, general and administrative expenses (SG&A)	19.6	22.2	(2.6)	20.0	22.0	(2.0)
Research, development and related expenses (R&D)	5.7	5.9	(0.2)	5.8	6.3	(0.5)
Gain on sale of businesses	—	(5.4)	5.4	—	(2.6)	2.6
Operating income margin	22.0%	24.3%	(2.3)%	22.3%	22.3%	—%

3M expects global defined benefit pension and postretirement service cost expense in 2021 to increase by approximately $40 million pre-tax when compared to 2020, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the second quarter and first six months of 2021 was approximately $11 million and $22 million, respectively.

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

Cost of Sales:

Cost of sales, measured as a percent of sales, decreased in the second quarter and first six months of 2021 when compared to the same periods last year. Decreases primarily related to lower COVID-related net impacts taken in the first half of 2021 versus the same period last year, including period expenses of unabsorbed manufacturing costs taken in the second quarter of 2020. These were partially offset by higher raw material and logistics costs and increased adjustments to other environmental liabilities in the first half of 2021.

Selling, General and Administrative Expenses:

SG&A in dollars increased 9.6 percent and 5.8 percent in the second quarter and first six months of 2021, respectively, when compared to the same period last year. These results reflect increased legal and reserve adjustment costs, continued spending on key initiatives, partially offset by the impact of the favorable decision of the Brazilian Supreme Court in the second quarter of 2021 regarding the calculation of past social taxes and ongoing general 3M cost management. Prior year also included a number of COVID-related net impacts as described in the Overview- Consideration of COVID-19 section above. As a percent of sales, SG&A decreased for both the second quarter and first six months of 2021 as a result of continued discretionary spending cost management.

Research, Development and Related Expenses:

R&D in dollars increased $90 million and $77 million in the second quarter and first six months of 2021, respectively, when compared to the same period last year, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

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

Interest expense (net of interest income) decreased slightly for the second quarter and remained flat for the first six months of 2021 compared to the same periods year-on-year. Interest expense includes an early debt extinguishment pre-tax charge in the first quarter of 2021.

The non-service pension and postretirement net benefit increased approximately $42 million and $83 million in the second quarter and first six months of 2021, respectively, compared to the same period in 2020.

Provision for Income Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Percent of pre-tax income)	2021	2020	2021	2020
Effective tax rate	21.5%	21.0%	18.9%	19.3%

The effective tax rate for the second quarter and first six months of 2021 was 21.5 percent and 18.9 percent, respectively, largely consistent with 21.0 percent and 19.3 percent for the same periods, respectively, in prior year.

3M currently estimates its effective tax rate for 2021 to be approximately 20 to 21 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.

Refer to Note 8 for further discussion of income taxes.

Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$—	$3	$—

Income (loss) from unconsolidated subsidiaries, net of taxes, is primarily attributable to the Company’s ownership interest in Kindeva using the equity method of accounting following 3M’s divestiture of the drug delivery business in 2020.

Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended		Six months ended
	June 30,		June 30,
(Millions)	2021	2020	2021	2020
Net income (loss) attributable to noncontrolling interest	$1	$(3)	$4	$(1)

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

Corporate and Unallocated operating expenses increased in the second quarter and first six months of 2021, when compared to the same period last year.

Special Items

Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.

Other Corporate Expense - Net

Other corporate operating expenses, net, increased and decreased in the second quarter and first six months of 2021, respectively, when compared to the same period last year primarily due to a $91 million pre-tax benefit from the impact of the favorable decision of the Brazilian Supreme Court in the second quarter of 2021 regarding the calculation of past social taxes, lower overall corporate staff spending and first quarter 2020 charges related to equity securities (as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13), offset by increased 2021 legal and reserve adjustment costs.

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

Refer to 3M’s 2020 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (millions)	$3,254	$2,657	$6,581	$5,584
Sales change analysis:
Organic local-currency	17.6%		13.7%
Translation	4.8		4.1
Total sales change	22.4%		17.8%

Business segment operating income (millions)	$718	$623	$1,529	$1,317
Percent change	15.3%		16.1%
Percent of sales	22.1%	23.4%	23.2%	23.6%

Second quarter 2021 results:

Sales in Safety and Industrial totaled $3.3 billion, up 22.4 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in automotive aftermarket, roofing granules, abrasives, industrial adhesives and tapes, electrical markets, and closure and masking driven by continued end market strength (industrial, automotive, electronics and construction) and prior year pandemic impacts.

●	Sales declined in personal safety as growth in head, face, hearing, fall protection and disposable respirator growth was more than offset by declines across the rest of the respiratory protection portfolio.

Business segment operating income margins decreased year-on-year due to increases in raw materials, logistics and ongoing legal costs partially offset by leverage on sales growth.

First six months 2021 results:

Sales in Safety and Industrial totaled $6.6 billion, up 17.8 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in roofing granules, automotive aftermarket, industrial adhesives and tapes, abrasives, electrical markets, and personal safety; sales declined in closure and masking.
●	Growth was driven by improving general industrial manufacturing activity and other end-market demand along with pandemic-related respirator mask demand in the first quarter of 2021.

Business segment operating income margins decreased year-on-year due to rising raw materials, logistics and legal costs partially offset by sales growth leverage.

Transportation and Electronics Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (millions)	$2,482	$1,937	$5,013	$4,176
Sales change analysis:
Organic local-currency	24.2%		16.4%
Translation	3.9		3.6
Total sales change	28.1%		20.0%

Business segment operating income (millions)	$546	$360	$1,137	$824
Percent change	51.6%		38.0%
Percent of sales	22.0%	18.6%	22.7%	19.7%

Second quarter 2021 results:

Sales in Transportation and Electronics totaled $2.5 billion, up 28.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in automotive and aerospace with year-on-year growth in car and light truck build rates in regions where 3M has higher content per vehicle, a year-on-year increase in sell-in of 3M products versus change in build rate, and continued penetration gains into new platforms.
●	Sales increased in commercial solutions, advanced materials and transportation safety from return to workplace trends.
●	Sales increased in electronics driven by continued strength in semiconductor, factory automation and data centers along with consumer electronic devices, namely tablets and TV’s.

Business segment operating income margins increased year-on-year due to strong leverage on sales growth, partially offset by increases in raw materials and logistic costs.

First six months 2021 results:

Sales in Transportation and Electronics totaled $5.0 billion, up 20.0 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in automotive and aerospace from improving automotive-end market activity and increases in car and light truck builds and factors mentioned above relative to second quarter results.
●	Sales increased in electronics due to strong demand in data center, semiconductor, interconnect and consumer electronics markets.
●	Sales increased in commercial solutions, advanced materials and transportation safety due to increased advertising spend and return to workplace trends.

Business segment operating income margins increased year-on-year due to sales growth leverage and COVID impacts recognized on certain assets in 2020, partially offset by rising raw materials and logistic costs.

Health Care Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (millions)	$2,278	$1,823	$4,526	$3,927
Sales change analysis:
Organic local-currency	23.2%		15.8%
Divestitures	(2.6)		(4.3)
Translation	4.3		3.7
Total sales change	24.9%		15.2

Business segment operating income (millions)	$576	$301	$1,085	$753
Percent change	91.9%		44.2%
Percent of sales	25.3%	16.5%	24.0%	19.2%

Second quarter 2021 results:

Sales in Health Care totaled $2.3 billion, up 24.9 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in oral care as patient visits returned to pre-COVID levels, in food safety as food service activity returned along with continued strong growth from new product introductions, and in medical solutions due to rising elective procedure volumes as COVID-related hospitalizations declined.
●	Sales increased in separation and purification due to continued demand for biopharma solutions for COVID-related vaccine and therapeutics along with improving demand trends for water filtration solutions.
●	Sales increased in health information systems driven by strong growth in clinician solutions.

Divestitures:

●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income margins increased year-on-year due to leverage on sales growth, partially offset by increasing raw materials and logistics costs along with increased investments in growth.

First six months 2021 results:

Sales in Health Care totaled $4.5 billion, up 15.2 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in oral care driven by higher year-on-year dental industry activity and in separation and purification from continued high demand for biopharma filtration solutions for COVID-related vaccine and therapeutic development and manufacturing.
●	Sales increased in medical solutions from rising elective procedure volumes and strong respirator demand in the first quarter of 2021.
●	Sales increased in health information systems due to improving hospital information technology investments.

Divestitures:

●	In May 2020, 3M completed the sale of substantially all of its drug delivery business.

Business segment operating income margins increased year-on-year due to sales growth leverage, partially offset by supply chain disruptions, rising raw materials and logistics costs along with increased investments in growth.

Consumer Business:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (millions)	$1,482	$1,231	$2,855	$2,481
Sales change analysis:
Organic local-currency	17.8%		12.8%
Translation	2.6		2.3
Total sales change	20.4%		15.1%

Business segment operating income (millions)	$311	$278	$600	$543
Percent change	11.8%		10.6%
Percent of sales	21.0%	22.6%	21.0%	21.9%

Second quarter 2021 results:

Sales in Consumer totaled $1.5 billion, an increase of 20.4 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in stationery and office supplies as the business laps last year’s COVID-related comparisons, continued strength in consumer demand for Scotch®-branded packaging and shipping products, along with improved sell-in trends in Post-it®-solutions and Scotch®-branded home and office tapes as retailers prepare for back-to-school and return-to-workplace.
●	Sales increased in consumer health and safety as last year’s COVID-related impacts are lapped along with improved supply of safety products for retail customers.
●	Sales increased in home improvement as the business continued to experience strong demand in many of our category leading franchises particularly for CommandTM adhesives, FiltreteTM air quality solutions, and MeguiarsTM auto care solutions.
●	Sales increased in home care due to continued strength in home cleaning.

Business segment operating income margins decreased year-on-year as a result of increased costs for raw materials, logistics and outsourced hardgoods manufacturing costs, along with rising investments in advertising and merchandising, more than offset leverage from sales growth.

First six months 2021 result:

Sales in Consumer totaled $2.9 billion, an increase of 15.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:

●	Sales increased in home improvement driven by continued strength in home improvement with strong demand for CommandTM adhesives, FiltreteTM air quality solutions, MeguiarsTM auto care and Scotch BlueTM painter’s tape.
●	Sales increased in stationery and office supplies from ongoing strength in consumer demand for packaging and shipping products and Scotch® brand office tapes as the business laps last year’s COVID-related comparisons.
●	Sales also increased in consumer health and safety as the global economy impacted by COVID continues to evolve versus 2020 and in home care due to consumer demand for home cleaning products and solutions.

Business segment operating income margins decreased year-on-year as a result of rising raw materials, logistics and outsourced hardgoods manufacturing costs, and higher investments in advertising and merchandising, partially offset by sales growth leverage.

FINANCIAL CONDITION AND LIQUIDITY

The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The Company also continues to actively manage its portfolio to maximize value for shareholders. 3M repurchased shares in the first six months of 2021, after having suspended repurchases under its board-approved share repurchase program (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2020 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.

3M maintains a strong liquidity profile. The company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at June 30, 2021 and December 31, 2020.

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

The Company’s total debt was $547 million lower at June 30, 2021 when compared to December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption via make-whole call offers of $450 million in debt. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section. As discussed in Note 10, in the second quarter of 2021, 3M entered into interest rate swaps that converted part of the Company’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028.

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

As of June 30, 2021, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2020 Annual Report on Form 10-K.

The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2020 with an expiration date of November 2021. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at June 30, 2021. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2021, this ratio was approximately 19 to 1. Debt covenants do not restrict the payment of dividends.

The Company also had $271 million in stand-alone letters of credit and bank guarantees issued and outstanding at June 30, 2021. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:

At June 30, 2021, 3M had $5.5 billion of cash, cash equivalents and marketable securities, of which approximately $4.3 billion was held by the Company’s foreign subsidiaries and approximately $1.2 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2020, 3M had $5.1 billion of cash, cash equivalents and marketable securities, of which approximately $2.8 billion was held by the Company’s foreign subsidiaries and $2.3 billion was held by the United States. The increase from December 31, 2020 primarily resulted from strong cash flow from operations offset by ongoing dividend payments, purchases of treasury stock, capital expenditures, and the March 2021 early redemption via make-whole call offers of $450 million in debt.

Net Debt (non-GAAP measure):

Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2021 and December 31, 2020.

(Millions)	June 30, 2021	December 31, 2020	Change
Total debt	$18,248	$18,795	$(547)
Less: Cash, cash equivalents and marketable securities	5,531	5,068	463
Net debt (non-GAAP measure)	$12,717	$13,727	$(1,010)

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

Working capital (non-GAAP measure):

(Millions)	June 30, 2021	December 31, 2020	Change
Current assets	$16,343	$14,982	$1,361
Less: Current liabilities	9,440	7,948	1,492
Working capital (non-GAAP measure)	$6,903	$7,034	$(131)

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

Working capital as of June 30, 2021 was largely consistent with December 31, 2020. Balance changes in current assets increased working capital by $1.4 billion, driven largely by increases in inventory, marketable securities and accounts receivable. Balance changes in current liabilities decreased working capital by $1.5 billion, primarily due to increases in current-portion of long-term debt and accounts payable.

Accounts receivable and inventory increased $286 million and $603 million, respectively, from December 31, 2020, primarily as a result of increased sequential sales and related operating activity from that of late 2020 partially offset by foreign currency translation impacts. Current portion of long-term debt increased based on underlying debt maturities while accounts payable also increased as a result of increased sequential operating activity from that of late 2020 partially offset by foreign currency translation impacts.

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

Cash Flows from Operating Activities:

	Six months ended
	June 30,
(Millions)	2021	2020

Net income including noncontrolling interest	$3,152	$2,613
Depreciation and amortization	932	932
Company pension and postretirement contributions	(85)	(77)
Company pension and postretirement expense	92	155
Stock-based compensation expense	184	172
Gain on sale of businesses	—	(389)
Income taxes (deferred and accrued income taxes)	(50)	314
Accounts receivable	(337)	241
Inventories	(644)	(198)
Accounts payable	411	(269)
Other — net	(80)	(376)
Net cash provided by (used in) operating activities	$3,575	$3,118

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2021, cash flows provided by operating activities increased $457 million compared to the same period last year, with this increase primarily due to overall sales growth and continued spending discipline leading to higher net income year-on-year, offset by working capital changes and the timing of income tax payments. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $570 million and $226 million in the first six months of 2021 and 2020, respectively. In addition, operating cash flows for the first six months of 2020 benefited from the deferral of income tax payments into the third quarter of 2020. This deferral did not repeat in 2021. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.

Cash Flows from Investing Activities:

	Six months ended
	June 30,
(Millions)	2021	2020

Purchases of property, plant and equipment (PP&E)	$(704)	$(711)
Proceeds from sale of PP&E and other assets	43	16
Acquisitions, net of cash acquired	—	(25)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(402)	342
Proceeds from sale of businesses, net of cash sold	—	573
Other — net	20	7
Net cash provided by (used in) investing activities	$(1,043)	$202

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

Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Acquisitions, net of cash acquired, in the first three months of 2020 primarily relate to the payment made for contingent consideration in regards to the Acelity acquisition. Proceeds from sale of businesses in 2020 primarily relate to the sale of the Company’s advanced ballistic-protection business and its drug delivery business.

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

Cash Flows from Financing Activities:

	Six months ended
	June 30,
(Millions)	2021	2020

Change in short-term debt — net	$4	$(132)
Repayment of debt (maturities greater than 90 days)	(450)	(1,146)
Proceeds from debt (maturities greater than 90 days)	1	1,745
Total cash change in debt	$(445)	$467
Purchases of treasury stock	(734)	(366)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	480	236
Dividends paid to shareholders	(1,716)	(1,693)
Other — net	(19)	(45)
Net cash provided by (used in) financing activities	$(2,434)	$(1,401)

Total debt was approximately $18.2 billion at June 30, 2021 and $18.8 billion at December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption of $450 million in debt maturing in 2022 via make-whole call offers. The Company had no commercial paper outstanding at June 30, 2021 and December 31, 2020. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2020 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.

Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2021, the Company purchased $734 million of its own stock. 3M repurchased shares in 2021, after having suspended repurchases (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.

3M has paid dividends each year since 1916. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.92 per share and marked the 63rd consecutive year of dividend increases. In May 2021, 3M’s Board of Directors declared a second-quarter 2021 dividend of $1.48 per share.

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

	Six months ended
	June 30,
(Millions)	2021	2020
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$3,575	$3,118
Net cash provided by (used in) investing activities	(1,043)	202
Net cash provided by (used in) financing activities	(2,434)	(1,401)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$3,575	$3,118
Purchases of property, plant and equipment	(704)	(711)
Free cash flow	$2,871	$2,407
Net income attributable to 3M	$3,148	$2,614
Free cash flow conversion	91%	92%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2020 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2021. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.

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

3M COMPANY

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

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

In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations and customer-imposed controls. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially vulnerable to the security risks of our vendors and third-party service providers, security breaches, damage, disruptions or shutdowns due to attacks by threat actors including nation-state actors, computer viruses, hardware, software, and system vulnerabilities, ransomware, service or cloud provider disruptions or security breaches, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the pandemic, may also introduce additional threats to our information technology networks and infrastructure. Despite our cybersecurity measures, it is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years. While we have experienced, and expect to continue to experience, threats and disruptions to the Company’s information technology infrastructure, none of them to date has had a material impact to the Company. Any such threats or disruptions could result in legal claims or proceedings, disclosures to regulators, liability or penalties under privacy laws, interference with the Company’s operations, and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

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

Issuer Purchases of Equity

Securities (registered pursuant to

Section 12 of the Exchange Act)

				Maximum
				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of	Average Price	as Part of Publicly	under the Plans
	Shares Purchased	Paid per	Announced Plans	or Programs
Period	(1)	Share	or Programs (2)	(Millions)
January 1-31, 2021	582	$176.96	—	$7,753
February 1-28, 2021	494,988	$177.92	493,702	$7,665
March 1-31, 2021	669,754	$187.05	669,754	$7,540
Total January 1-March 31, 2021	1,165,324	$183.17	1,163,456	$7,540
April 1-30, 2021	556,060	$197.41	556,060	$7,430
May 1-31, 2021	844,500	$202.50	844,500	$7,259
June 1-30, 2021	1,097,327	$199.03	1,097,327	$7,041
Total April 1-June 30, 2021	2,497,887	$199.84	2,497,887	$7,041
Total January 1-June 30, 2021	3,663,211	$194.54	3,661,343	$7,041
(1)	The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

Item 5. Other Information.— No matters require disclosure.

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

Date: July 27, 2021

By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial Officer
(Mr. Patolawala is a Principal Financial Officer and has
been duly authorized to sign on behalf of the Registrant.)