Form 10-Q
period 2021-09-30
3M CO
filed 2021-10-26
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

Commission file number: 1-3285

3M COMPANY
(Exact name of registrant as specified in its charter)

Delaware	41-0417775
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3M Center, St. Paul, Minnesota	55144-1000
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code) (651) 733-1110

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	MMM	New York Stock Exchange
	MMM	Chicago Stock Exchange, Inc.
1.500% Notes due 2026	MMM26	New York Stock Exchange
0.375% Notes due 2022	MMM22A	New York Stock Exchange
0.950% Notes due 2023	MMM23	New York Stock Exchange
1.750% Notes due 2030	MMM30	New York Stock Exchange
1.500% Notes due 2031	MMM31	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2021
Common Stock, $0.01 par value per share	576,252,803 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2021

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2021
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2021	2020	2021	2020
Net sales	$8,942	$8,350	$26,743	$23,601

Operating expenses
Cost of sales	4,853	4,303	14,097	12,217
Selling, general and administrative expenses	1,819	1,677	5,373	5,039
Research, development and related expenses	482	461	1,520	1,422
Gain on sale of businesses	—	—	—	(389)
Total operating expenses	7,154	6,441	20,990	18,289
Operating income	1,788	1,909	5,753	5,312

Other expense (income), net	31	83	113	248

Income before income taxes	1,757	1,826	5,640	5,064
Provision for income taxes	324	391	1,058	1,016
Income of consolidated group	1,433	1,435	4,582	4,048

Income (loss) from unconsolidated subsidiaries, net of taxes	4	(1)	7	(1)
Net income including noncontrolling interest	1,437	1,434	4,589	4,047

Less: Net income (loss) attributable to noncontrolling interest	3	4	7	3

Net income attributable to 3M	$1,434	$1,430	$4,582	$4,044

Weighted average 3M common shares outstanding — basic	579.6	577.8	580.3	577.2
Earnings per share attributable to 3M common shareholders — basic	$2.47	$2.47	$7.90	$7.01

Weighted average 3M common shares outstanding — diluted	586.3	582.4	587.1	581.6
Earnings per share attributable to 3M common shareholders — diluted	$2.45	$2.45	$7.81	$6.95
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Net income including noncontrolling interest	$1,437	$1,434	$4,589	$4,047
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(302)	271	(354)	(67)
Defined benefit pension and postretirement plans adjustment	119	116	359	271
Cash flow hedging instruments	48	(71)	95	(60)
Total other comprehensive income (loss), net of tax	(135)	316	100	144
Comprehensive income (loss) including noncontrolling interest	1,302	1,750	4,689	4,191
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(5)	(6)	(1)
Comprehensive income (loss) attributable to 3M	$1,300	$1,745	$4,683	$4,190
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$4,878	$4,634
Marketable securities — current	855	404
Accounts receivable — net of allowances of $212 and $233	4,916	4,705
Inventories
Finished goods	2,324	2,081
Work in process	1,436	1,226
Raw materials and supplies	1,190	932
Total inventories	4,950	4,239
Prepaids	501	675
Other current assets	326	325
Total current assets	16,426	14,982
Property, plant and equipment	27,211	26,650
Less: Accumulated depreciation	(17,888)	(17,229)
Property, plant and equipment — net	9,323	9,421
Operating lease right of use assets	840	864
Goodwill	13,597	13,802
Intangible assets — net	5,426	5,835
Other assets	2,666	2,440
Total assets	$48,278	$47,344
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,972	$806
Accounts payable	2,862	2,561
Accrued payroll	1,019	747
Accrued income taxes	278	300
Operating lease liabilities — current	262	256
Other current liabilities	3,242	3,278
Total current liabilities	9,635	7,948
Long-term debt	16,193	17,989
Pension and postretirement benefits	3,987	4,405
Operating lease liabilities	580	609
Other liabilities	3,353	3,462
Total liabilities	33,748	34,413
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2021: 576,252,803
Shares outstanding - December 31, 2020: 577,749,638
Additional paid-in capital	6,383	6,162
Retained earnings	45,361	43,821
Treasury stock, at cost:	(29,673)	(29,404)
Shares at September 30, 2021: 367,780,253
Shares at December 31, 2020: 366,283,418
Accumulated other comprehensive income (loss)	(7,620)	(7,721)
Total 3M Company shareholders’ equity	14,460	12,867
Noncontrolling interest	70	64
Total equity	14,530	12,931
Total liabilities and equity	$48,278	$47,344
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2021	2020
Cash Flows from Operating Activities
Net income including noncontrolling interest	$4,589	$4,047
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,408	1,413
Company pension and postretirement contributions	(121)	(122)
Company pension and postretirement expense	137	232
Stock-based compensation expense	227	216
Gain on sale of businesses	—	(389)
Deferred income taxes	(155)	(57)
Changes in assets and liabilities
Accounts receivable	(324)	113
Inventories	(823)	43
Accounts payable	340	(48)
Accrued income taxes (current and long-term)	(41)	146
Other — net	212	4
Net cash provided by (used in) operating activities	5,449	5,598

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,047)	(1,079)
Proceeds from sale of PP&E and other assets	44	29
Acquisitions, net of cash acquired	—	(25)
Purchases of marketable securities and investments	(1,810)	(1,069)
Proceeds from maturities and sale of marketable securities and investments	1,363	1,239
Proceeds from sale of businesses, net of cash sold	—	576
Other — net	18	8
Net cash provided by (used in) investing activities	(1,432)	(321)

Cash Flows from Financing Activities
Change in short-term debt — net	4	(138)
Repayment of debt (maturities greater than 90 days)	(450)	(2,477)
Proceeds from debt (maturities greater than 90 days)	1	1,745
Purchases of treasury stock	(1,261)	(366)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	566	325
Dividends paid to shareholders	(2,572)	(2,540)
Other — net	(21)	(47)
Net cash provided by (used in) financing activities	(3,733)	(3,498)

Effect of exchange rate changes on cash and cash equivalents	(40)	(11)

Net increase (decrease) in cash and cash equivalents	244	1,768
Cash and cash equivalents at beginning of year	4,634	2,353
Cash and cash equivalents at end of period	$4,878	$4,121
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
•Change in accounting principle for net periodic pension and postretirement plan cost. See below for additional information.
•Change in measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16.
•Change in alignment of certain products within 3M’s Consumer business segment—creating the Consumer Health and Safety Division. See additional information in Note 16.
Change in Accounting Principle for Determining Net Periodic Pension and Postretirement Plan Cost
In the first quarter of 2021, 3M changed the method it uses to calculate the market-related value of fixed income securities included in its pension and other postretirement plan assets. The market-related value is used to determine the expected return on plan assets and the amortization of net unamortized actuarial gains or losses expense components of net periodic benefit cost. The Company previously used the calculated value approach for all plan assets, deferring over three years the impact on these amounts of asset gains or losses that differed from expected returns. 3M changed to the fair value approach for calculating market-related value for the fixed income class of plan assets, which does not involve deferring the impact of excess plan asset gains or losses in the determination of these two components of net periodic benefit cost. 3M considers the use of the fair value approach preferable to the calculated value approach as it results in a more current reflection of impacts of changes in value of these plan assets in the determination of net periodic benefit cost. Additionally, given the plans’ liability-driven investment strategy whereby the changes in value of the fixed income plan assets should offset changes in the value of the plans’ liabilities, this approach more closely aligns the expected return on plan assets expense component with the value reflected in the plans’ funded status. This change was applied retrospectively to all periods presented within 3M’s financial statements. The change did not impact consolidated operating income or net cash provided by operating activities but did impact the previously reported portion of pension and postretirement net periodic benefit cost (benefit) that was included within non-operating other expense (income) along with related consolidated income items such as net income and earnings per share. Other impacts included related changes to previously reported consolidated other comprehensive income, retained earnings, accumulated other comprehensive income (loss), and associated line items within the determination of net cash provided by operating activities. For classes of plan assets other than fixed income investments, the Company continues to use the calculated value approach to determine their market-related value.

The adoption of this change impacted previously reported amounts included herein as indicated in the tables below.

Consolidated Statement of Income
	Three months ended September 30, 2020		Nine months ended September 30, 2020
(Millions, except per share amounts)	Under Prior Method	As Adjusted	Under Prior Method	As Adjusted
Other expense (income), net	$104	$83	$311	$248

Income before income taxes	1,805	1,826	5,001	5,064
Provision for income taxes	387	391	1,002	1,016
Income of consolidated group	1,418	1,435	3,999	4,048

Net income including noncontrolling interest	1,417	1,434	3,998	4,047
Net income attributable to 3M	1,413	1,430	3,995	4,044
Earnings per share attributable to 3M common shareholders — basic	$2.45	$2.47	$6.92	$7.01
Earnings per share attributable to 3M common shareholders — diluted	$2.43	$2.45	$6.87	$6.95

Consolidated Statement of Comprehensive Income
	Three months ended September 30, 2020		Nine months ended September 30, 2020
(Millions)	Under Prior Method	As Adjusted	Under Prior Method	As Adjusted
Net income including noncontrolling interest	$1,417	$1,434	$3,998	$4,047
Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans adjustment	127	116	304	271
Total other comprehensive income (loss), net of tax	327	316	177	144
Comprehensive income (loss) including noncontrolling interest	1,744	1,750	4,175	4,191
Comprehensive income (loss) attributable to 3M	1,739	1,745	4,174	4,190

Consolidated Balance Sheet
	As of December 31, 2020
(Millions)	Under Prior Method	As Adjusted
Retained earnings	$43,761	$43,821
Accumulated other comprehensive income (loss)	(7,661)	(7,721)

Consolidated Statement of Cash Flows
	Nine months ended September 30, 2020
(Millions)	Under Prior Method	As Adjusted
Net income including noncontrolling interest	$3,998	$4,047
Company pension and postretirement expense	295	232
Other — net	(10)	4
The cumulative adjustment as of January 1, 2020, the beginning of the earliest period presented in the consolidated financial statements included herein, was a $5 million reduction to each of retained earnings and accumulated other comprehensive loss.

Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 7.9 million average options for the three months ended September 30, 2021; 7.7 million average options for the nine months ended September 30, 2021; 18.8 million average options for the three months ended September 30, 2020; 19.6 million average options for the nine months ended September 30, 2020). The computations for basic and diluted earnings per share follow:
Earnings Per Share Computations

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income attributable to 3M	$1,434	$1,430	$4,582	$4,044

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	579.6	577.8	580.3	577.2
Dilution associated with the Company’s stock-based compensation plans	6.7	4.6	6.8	4.4
Denominator for weighted average 3M common shares outstanding – diluted	586.3	582.4	587.1	581.6

Earnings per share attributable to 3M common shareholders – basic	$2.47	$2.47	$7.90	$7.01
Earnings per share attributable to 3M common shareholders – diluted	$2.45	$2.45	$7.81	$6.95

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
Effective upon ASU issuances in 2020 & 2021
With the beginning of the phase out of LIBOR at the end of 2021, 3M continues to evaluate commercial contracts that may utilize LIBOR and will continue to monitor developments during the LIBOR transition period.

NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of September 30, 2021 and December 31, 2020 was $467 million and $498 million, respectively. Approximately $90 million and $410 million of the December 31, 2020 balance was recognized as revenue during the three and nine months ended September 30, 2021, respectively, while approximately $100 million and $370 million of the December 31, 2019 balance was recognized as revenue during the three and nine months ended September 30, 2020, respectively.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $148 million and $153 million during the three months ended September 30, 2021 and 2020, respectively, and $433 million and $428 million during the nine months ended September 30, 2021 and 2020.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2021	2020	2021	2020
Abrasives	$362	$289	$1,067	$861
Automotive Aftermarket	314	308	939	794
Closure and Masking Systems	264	242	761	745
Electrical Markets	322	285	948	824
Industrial Adhesives and Tapes	760	643	2,289	1,859
Personal Safety	1,105	1,136	3,475	3,220
Roofing Granules	109	113	338	294
Other Safety and Industrial	(1)	1	(1)	4
Total Safety and Industrial Business Segment	3,235	3,017	9,816	8,601

Advanced Materials	305	247	925	771
Automotive and Aerospace	439	410	1,424	1,126
Commercial Solutions	457	391	1,349	1,148
Electronics	1,000	1,025	3,040	2,772
Transportation Safety	250	245	727	678
Other Transportation and Electronics	(1)	(2)	(2)	(3)
Total Transportation and Electronics Business Segment	2,450	2,316	7,463	6,492

Drug Delivery	—	—	—	146
Food Safety	96	83	279	252
Health Information Systems	309	280	897	833
Medical Solutions	1,241	1,251	3,783	3,471
Oral Care	359	320	1,086	741
Separation and Purification Sciences	244	221	733	639
Other Health Care	—	5	(3)	5
Total Health Care Business Group	2,249	2,160	6,775	6,087

Consumer Health and Safety	152	139	465	431
Home Care	278	268	829	796
Home Improvement	699	644	1,988	1,711
Stationery and Office	355	318	992	843
Other Consumer	41	43	106	112
Total Consumer Business Group	1,525	1,412	4,380	3,893

Corporate and Unallocated	3	(2)	2	(1)
Elimination of Dual Credit	(520)	(553)	(1,693)	(1,471)
Total Company	$8,942	$8,350	$26,743	$23,601

	Three months ended September 30, 2021
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,710	$828	$698	$(1)	$3,235
Transportation and Electronics	728	1,367	355	—	2,450
Health Care	1,357	425	467	—	2,249
Consumer	1,135	241	149	—	1,525
Corporate and Unallocated	1	—	1	1	3
Elimination of Dual Credit	(239)	(219)	(62)	—	(520)
Total Company	$4,692	$2,642	$1,608	$—	$8,942

	Nine months ended September 30, 2021
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$5,077	$2,465	$2,275	$(1)	$9,816
Transportation and Electronics	2,096	4,239	1,129	(1)	7,463
Health Care	4,001	1,263	1,512	(1)	6,775
Consumer	3,165	765	450	—	4,380
Corporate and Unallocated	1	—	1	—	2
Elimination of Dual Credit	(738)	(666)	(290)	1	(1,693)
Total Company	$13,602	$8,066	$5,077	$(2)	$26,743

	Three months ended September 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$1,618	$702	$696	$1	$3,017
Transportation and Electronics	641	1,358	317	—	2,316
Health Care	1,335	377	447	1	2,160
Consumer	1,032	231	148	1	1,412
Corporate and Unallocated	—	—	—	(2)	(2)
Elimination of Dual Credit	(279)	(194)	(80)	—	(553)
Total Company	$4,347	$2,474	$1,528	$1	$8,350

	Nine months ended September 30, 2020
Net Sales (Millions)	Americas	Asia Pacific	Europe, Middle East and Africa	Other Unallocated	Worldwide
Safety and Industrial	$4,500	$2,063	$2,038	$—	$8,601
Transportation and Electronics	1,848	3,711	933	—	6,492
Health Care	3,690	1,091	1,306	—	6,087
Consumer	2,801	697	395	—	3,893
Corporate and Unallocated	(1)	—	—	—	(1)
Elimination of Dual Credit	(716)	(533)	(222)	—	(1,471)
Total Company	$12,122	$7,029	$4,450	$—	$23,601
Americas included United States net sales to customers of $3.9 billion and $3.7 billion for the three months ended September 30, 2021 and 2020, respectively, and $11.3 billion and $10.2 billion for the nine months ended September 30, 2021 and 2020, respectively.

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
2021 acquisitions:
There were no acquisitions that closed during the nine months ended September 30, 2021.
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
2021 divestitures:
There were no divestitures that closed during the nine months ended September 30, 2021.
2020 divestitures:
During 2020, as described in Note 3 in 3M’s 2020 Annual Report on Form 10-K, the Company divested its advanced ballistic-protection business, substantially all of its drug delivery business, and a small dermatology products business.
Operating income and held for sale amounts:
The aggregate operating income of applicable businesses held for sale with respect to the first nine months of 2020 was $40 million.
NOTE 4. Goodwill and Intangible Assets
There was no goodwill recorded from acquisitions during the first nine months of 2021. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2020 and September 30, 2021, follow:
Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2020	$4,687	$1,858	$6,992	$265	$13,802
Translation and other	(43)	(21)	(133)	(8)	(205)
Balance as of September 30, 2021	$4,644	$1,837	$6,859	$257	$13,597

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
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2021, and December 31, 2020, follow:

(Millions)	September 30, 2021	December 31, 2020
Customer related intangible assets	$4,229	$4,280
Patents	516	537
Other technology-based intangible assets	2,112	2,114
Definite-lived tradenames	1,172	1,178
Other amortizable intangible assets	104	104
Total gross carrying amount	8,133	8,213

Accumulated amortization — customer related	(1,563)	(1,422)
Accumulated amortization — patents	(500)	(512)
Accumulated amortization — other technology-based	(789)	(638)
Accumulated amortization — definite-lived tradenames	(431)	(385)
Accumulated amortization — other	(79)	(79)
Total accumulated amortization	(3,362)	(3,036)

Total finite-lived intangible assets — net	4,771	5,177

Non-amortizable intangible assets (primarily tradenames)	655	658
Total intangible assets — net	$5,426	$5,835
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
Amortization expense for the three and nine months ended September 30, 2021 and 2020 follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Amortization expense	$131	$137	$398	$405
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2021:

(Millions)	Remainder of 2021	2022	2023	2024	2025	2026	After 2026
Amortization expense	$131	$514	$486	$458	$428	$420	$2,334

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
2021 and 2020 Restructuring Actions:
Operational/Marketing Capability Restructuring:
As described in Note 5 in 3M’s 2020 Annual Report on Form 10-K, in late 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. During the fourth quarter of 2020, management approved and committed to undertake associated restructuring actions impacting approximately 2,100 positions resulting in a pre-tax charge of $137 million. In the first nine months of 2021, management approved and committed to undertake additional actions under this initiative resulting in pre-tax charges of $14 million, $43 million, and $50 million in the first, second, and third quarters of 2021, respectively. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through the first quarter of 2022. 3M expects further actions under this initiative through early 2022. This aggregate initiative, begun in 2020 and continuing through early 2022, is expected to impact approximately 3,100 positions worldwide with an expected pre-tax charge of $300 million to $325 million over that period. The related first nine months of 2021 restructuring charges were recorded in the income statement as follows:

(Millions)	First Nine Months of 2021
Cost of sales	$18
Selling, general and administrative expenses	74
Research, development and related expenses	15
Total operating income impact	$107
The business segment operating income impact of these restructuring charges is summarized as follows:

First Nine Months of 2021
(Millions)	Employee-Related
Safety and Industrial	$28
Transportation and Electronics	23
Health Care	18
Consumer	6
Corporate and Unallocated	32
Total Operating Expense	$107
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2020	$101
Incremental expense incurred in the first quarter of 2021	14
Incremental expense incurred in the second quarter of 2021	43
Incremental expense incurred in the third quarter of 2021	50
Cash payments	(94)
Adjustments	(8)
Accrued restructuring action balances as of September 30, 2021	$106
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
Remaining activities related to this divestiture-related restructuring were largely completed in the third quarter of 2021.
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
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balances as of December 31, 2020	$24
Cash payments	(4)
Adjustments	(9)
Accrued restructuring action balances as of March 31, 2021	$11
Remaining activities related to this restructuring were largely completed in the second quarter of 2021.
NOTE 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Interest expense	$117	$128	$370	$388
Interest income	(6)	(5)	(18)	(24)
Pension and postretirement net periodic benefit cost (benefit)	(80)	(40)	(239)	(116)
Total	$31	$83	$113	$248
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

NOTE 7. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $1.48 and $1.47 per share for the first, second, and third quarters of 2021 and 2020, respectively, or $4.44 and $4.41 per share for the first nine months of 2021 and 2020, respectively.
Consolidated Changes in Equity
Three months ended September 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68

Net income	1,437		1,434			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(302)				(301)	(1)
Defined benefit pension and post-retirement plans adjustment	119				119	—
Cash flow hedging instruments	48				48	—
Total other comprehensive income (loss), net of tax	(135)
Dividends declared	(856)		(856)
Stock-based compensation	46	46
Reacquired stock	(563)			(563)
Issuances pursuant to stock option and benefit plans	85		(41)	126
Balance at September 30, 2021	$14,530	$6,392	$45,361	$(29,673)	$(7,620)	$70
Nine months ended September 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64

Net income	4,589		4,582			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(354)				(353)	(1)
Defined benefit pension and post-retirement plans adjustment	359				359	—
Cash flow hedging instruments	95				95	—
Total other comprehensive income (loss), net of tax	100
Dividends declared	(2,572)		(2,572)
Stock-based compensation	221	221
Reacquired stock	(1,305)			(1,305)
Issuances pursuant to stock option and benefit plans	566		(470)	1,036
Balance at September 30, 2021	$14,530	$6,392	$45,361	$(29,673)	$(7,620)	$70

Three months ended September 30, 2020

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2020	$10,925	$6,083	$42,786	$(29,699)	$(8,303)	$58

Net income	1,434		1,430			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	271				270	1
Defined benefit pension and post-retirement plans adjustment	116				116	—
Cash flow hedging instruments	(71)				(71)	—
Total other comprehensive income (loss), net of tax	316
Dividends declared	(847)		(847)
Stock-based compensation	42	42
Reacquired stock	(1)			(1)
Issuances pursuant to stock option and benefit plans	90		(40)	130
Balance at September 30, 2020	$11,959	$6,125	$43,329	$(29,570)	$(7,988)	$63
Nine months ended September 30, 2020

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2019	$10,126	$5,916	$42,130	$(29,849)	$(8,134)	$63

Net income	4,047		4,044			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(67)				(65)	(2)
Defined benefit pension and post-retirement plans adjustment	271				271	—
Cash flow hedging instruments	(60)				(60)	—
Total other comprehensive income (loss), net of tax	144
Dividends declared	(2,540)		(2,540)
Purchase of subsidiary shares	(1)					(1)
Stock-based compensation	209	209
Reacquired stock	(357)			(357)
Issuances pursuant to stock option and benefit plans	331		(305)	636
Balance at September 30, 2020	$11,959	$6,125	$43,329	$(29,570)	$(7,988)	$63

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended September 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(286)	—	44	(242)
Amounts reclassified out	—	158	18	176
Total other comprehensive income (loss), before tax	(286)	158	62	(66)
Tax effect	(15)	(39)	(14)	(68)
Total other comprehensive income (loss), net of tax	(301)	119	48	(134)
Balance at September 30, 2021, net of tax:	$(1,803)	$(5,739)	$(78)	$(7,620)
Nine months ended September 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(303)	—	84	(219)
Amounts reclassified out	—	477	39	516
Total other comprehensive income (loss), before tax	(303)	477	123	297
Tax effect	(50)	(118)	(28)	(196)
Total other comprehensive income (loss), net of tax	(353)	359	95	101
Balance at September 30, 2021, net of tax:	$(1,803)	$(5,739)	$(78)	$(7,620)
Three months ended September 30, 2020

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2020, net of tax:	$(2,234)	$(6,049)	$(20)	$(8,303)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	237	—	(72)	165
Amounts reclassified out	—	149	(21)	128
Total other comprehensive income (loss), before tax	237	149	(93)	293
Tax effect	33	(33)	22	22
Total other comprehensive income (loss), net of tax	270	116	(71)	315
Balance at September 30, 2020, net of tax:	$(1,964)	$(5,933)	$(91)	$(7,988)

Nine months ended September 30, 2020

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019, net of tax:	$(1,899)	$(6,204)	$(31)	$(8,134)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(98)	(80)	(10)	(188)
Amounts reclassified out	—	446	(68)	378
Total other comprehensive income (loss), before tax	(98)	366	(78)	190
Tax effect	33	(95)	18	(44)
Total other comprehensive income (loss), net of tax	(65)	271	(60)	146
Balance at September 30, 2020, net of tax	$(1,964)	$(5,933)	$(91)	$(7,988)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.
Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Income Statement
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$(1)	$(2)	$(2)	See Note 11
Prior service benefit	15	15	45	46	See Note 11
Net actuarial loss	(172)	(162)	(518)	(487)	See Note 11
Curtailments/Settlements	—	(1)	(2)	(3)	See Note 11
Total before tax	(158)	(149)	(477)	(446)
Tax effect	39	33	118	108	Provision for income taxes
Net of tax	(119)	(116)	(359)	(338)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	(15)	23	(32)	74	Cost of sales
Interest rate contracts	(3)	(2)	(7)	(6)	Interest expense
Total before tax	(18)	21	(39)	68
Tax effect	4	(5)	9	(16)	Provision for income taxes
Net of tax	(14)	16	(30)	52
Total reclassifications for the period, net of tax	$(133)	$(100)	$(389)	$(286)
NOTE 8. Income Taxes
The effective tax rate for the third quarter of 2021 was 18.4 percent, compared to 21.5 percent in the third quarter of 2020, a decrease of 3.1 percentage points. The effective tax rate for the first nine months of 2021 was 18.8 percent compared to 20.1 percent in the first nine months of 2020, a decrease of 1.3 percentage points. The primary factor that decreased the Company’s effective tax rate was favorable adjustments in 2021 related to impacts of U.S. international tax provisions.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2021 and December 31, 2020 are $1,105 million and $1,145 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of September 30, 2021 and December 31, 2020, the Company had valuation allowances of $158 million and $135 million on its deferred tax assets, respectively.
NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2021	December 31, 2020
Corporate debt securities	$—	$7
Commercial paper	501	237
Certificates of deposit/time deposits	45	31
U.S. treasury securities	305	125
U.S. municipal securities	4	4
Current marketable securities	855	404

U.S. municipal securities	30	30
Non-current marketable securities	30	30

Total marketable securities	$885	$434
At September 30, 2021 and December 31, 2020, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at September 30, 2021 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2021
Due in one year or less	$855
Due after one year through five years	15
Due after five years through ten years	15
Total marketable securities	$885
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
During the second and third quarters of 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an interest rate based on a three-month LIBOR index.
2020 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.

The Company had no commercial paper outstanding at September 30, 2021 and December 31, 2020.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2021. The maturities of long-term debt for the periods subsequent to September 30, 2021 are as follows (in millions):

Remainder of 2021	2022	2023	2024	2025	2026	After 2026	Total
$754	$1,253	$1,942	$1,100	$1,792	$1,511	$9,797	$18,149
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
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2021 and 2020 follow:
Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2021	2020	2021	2020	2021	2020
Net periodic benefit cost (benefit)
Operating expense
Service cost	$72	$66	$41	$39	$12	$11
Non-operating expense
Interest cost	90	124	25	31	11	16
Expected return on plan assets	(264)	(263)	(81)	(77)	(19)	(20)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(6)	(6)	—	(1)	(9)	(8)
Amortization of net actuarial loss	132	123	26	28	14	11
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	1
Total non-operating expense (benefit)	(48)	(22)	(29)	(18)	(3)	—
Total net periodic benefit cost (benefit)	$24	$44	$12	$21	$9	$11

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2021	2020	2021	2020	2021	2020
Net periodic benefit cost (benefit)
Operating expense
Service cost	$216	$197	$125	$115	$35	$33
Non-operating expense
Interest cost	270	373	75	95	33	48
Expected return on plan assets	(792)	(786)	(244)	(232)	(58)	(60)
Amortization of transition asset	—	—	2	2	—	—
Amortization of prior service benefit	(18)	(18)	(2)	(4)	(25)	(24)
Amortization of net actuarial loss	396	368	80	85	42	34
Settlements, curtailments, special termination benefits and other	—	—	—	—	2	3
Total non-operating expense (benefit)	(144)	(63)	(89)	(54)	(6)	1
Total net periodic benefit cost (benefit)	$72	$134	$36	$61	$29	$34
For the nine months ended September 30, 2021 contributions totaling $118 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2021, the Company expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2021. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
NOTE 12. Derivatives
The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. Note 14 in 3M's 2020 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for.It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•Fair value of derivative instruments is included in Note 13.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 in 3M’s 2020 Annual Report on Form 10-K.

Refer to the section below titled Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as cash flow or fair value hedges (along with similar information relative to the hedged items) and derivatives not designated as hedging instruments. Additional information relative to cash flow hedges, fair value hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
Cash Flow Hedges:
As of September 30, 2021, the Company had a balance of $78 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $102 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of September 30, 2021, of the total after-tax net unrealized balance as of September 30, 2021, 3M expects to reclassify approximately $4 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).

The amount of pretax gain (loss) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Foreign currency forward/option contracts	$44	$(72)	$84	$(8)
Interest rate contracts	—	—	—	(2)
Total	$44	$(72)	$84	$(10)
Fair Value Hedges:
During the second and third quarters of 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an interest rate based on a three-month LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Short-term borrowings and current portion of long-term debt	$353	$373	$1	$5
Long-term debt	1,008	225	8	6
Total	$1,361	$598	$9	$11
Net Investment Hedges:
At September 30, 2021, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 3.5 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2021 to 2031.

The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pretax gain (loss) recognized in other comprehensive income related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Foreign currency denominated debt	$83	$(154)	$195	$(150)
Foreign currency forward contracts	3	(3)	4	2
Total	$86	$(157)	$199	$(148)

Statement of Income Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments
The location in the consolidated statement of income and pre-tax amounts recognized in income related to derivative instruments designated in cash flow or fair value hedging relationships and for derivatives not designated as hedging instruments are as follows:

	Location and Amount of Gain (Loss) Recognized in Income
	Three months ended September 30,				Nine months ended September 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2021	2020	2021	2020	2021	2020	2021	2020
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of derivatives are recorded	$4,853	$4,303	$31	$83	$14,097	$12,217	$113	$248
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	(15)	23	—	—	(32)	74	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(3)	(2)	—	—	(7)	(6)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	1	3	—	—	3	3
Derivatives designated as hedging instruments	—	—	(1)	(3)	—	—	(3)	(3)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	—	1	(35)	29	—	3	(7)	2

Location, Fair Value, and Gross Notional Amounts of Derivative Instruments
The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps, which are presented using the inception date’s foreign exchange rate.

	Gross Notional Amount	Assets		Liabilities
September 30, 2021 (Millions)		Location	Fair Value Amount	Location	Fair Value Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	1,796	Other current assets	$41	Other current liabilities	$17
Foreign currency forward/option contracts	792	Other assets	31	Other liabilities	3
Interest rate contracts	403	Other current assets	1	Other current liabilities	—
Interest rate contracts	800	Other assets	3	Other liabilities	—
Total derivatives designated as hedging instruments			76		20

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	5,269	Other current assets	8	Other current liabilities	20
Total derivatives not designated as hedging instruments			8		20

Total derivative instruments			$84		$40

	Gross Notional Amount	Assets		Liabilities
December 31, 2020 (Millions)		Location	Fair Value Amount	Location	Fair Value Amount
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	1,630	Other current assets	$14	Other current liabilities	$67
Foreign currency forward/option contracts	669	Other assets	10	Other liabilities	25
Interest rate contracts	403	Other current assets	7	Other current liabilities	—
Total derivatives designated as hedging instruments			31		92

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	3,166	Other current assets	13	Other current liabilities	14
Total derivatives not designated as hedging instruments			13		14

Total derivative instruments			$44		$106
Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments
3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. These arrangements may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. 3M also has associated credit support agreements in place with its primary derivative counterparties which, among other things, provide the circumstances under which either party is required to post eligible collateral (when the market value of transactions covered by these agreements exceeds specified thresholds or if a counterparty’s credit rating has been downgraded to a predetermined rating). The Company does not anticipate nonperformance by any of these counterparties.
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
September 30, 2021 (Millions)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$84	$20	$—	$64
Derivatives not subject to master netting agreements	—			—
Total	$84			$64

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$44	$11	$—	$33
Derivatives not subject to master netting agreements	—			—
Total	$44			$33
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
September 30, 2021 (Millions)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$40	$20	$—	$20
Derivatives not subject to master netting agreements	—			—
Total	$40			$20

December 31, 2020 (Millions)
Derivatives subject to master netting agreements	$106	$11	$—	$95
Derivatives not subject to master netting agreements	—			—
Total	$106			$95
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $36 million and $94 million for the three and nine months ended September 30, 2021, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

Description	Fair Value at September 30, 2021	Fair Value Measurements Using Inputs Considered as
(Millions)		Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$—	$—	$—	$—
Commercial paper	501	—	501	—
Certificates of deposit/time deposits	45	—	45	—
U.S. treasury securities	305	305	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	80	—	80	—
Interest rate contracts	4	—	4	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	40	—	40	—

Description	Fair Value at December 31, 2020	Fair Value Measurements Using Inputs Considered as
(Millions)		Level 1	Level 2	Level 3
Assets:
Available-for-sale:
Marketable securities:
Corporate debt securities	$7	$—	$7	$—
Commercial paper	237	—	237	—
Certificates of deposit/time deposits	31	—	31	—
U.S. treasury securities	125	125	—	—
U.S. municipal securities	34	—	—	34
Derivative instruments — assets:
Foreign currency forward/option contracts	37	—	37	—
Interest rate contracts	7	—	7	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	106	—	106	—

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Beginning balance	$34	$37	$34	$46
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	—	10
Sales and settlements	—	—	—	(19)
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$34	$37	$34	$37
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 in 3M’s 2020 Annual Report on Form 10-K.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three and nine months ended September 30, 2021. 3M reflected an immaterial charge related to impairment of certain indefinite-lived assets and a net charge of $22 million related to adjustment to the carrying value of equity securities using the measurement alternative during the first quarter of 2020. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended September 30, 2020.
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

	September 30, 2021		December 31, 2020
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$16,193	$17,836	$17,989	$20,496
The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at September 30, 2021 and December 31, 2020 due to the lower interest rates and tighter credit spreads compared to issuance levels.

NOTE 14. Commitments and Contingencies
Legal Proceedings:
The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings include, but are not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal False Claims Act, securities, and environmental laws in the United States and other jurisdictions. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas or requests for information from various government agencies. The Company generally responds to such subpoenas and requests in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such subpoenas and requests can also lead to the assertion of claims or the commencement of administrative, civil or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation
As of September 30, 2021, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,096 individual claimants, compared to approximately 2,075 individual claimants with actions pending December 31, 2020.
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
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. In addition, during the second half of 2020 and through September 30, 2021, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2021 for respirator mask/asbestos liabilities by $80 million. In the first nine months of 2021, the Company made payments for legal defense costs and settlements of $87 million related to the respirator mask/asbestos litigation. As previously disclosed, during the first quarter of 2019, the Company recorded a pre-tax charge of $313 million in conjunction with an increase in the accrual as a result of the March and April 2019 settlements-in-principle of the coal mine dust lawsuits mentioned above and the Company’s assessment of other then current and expected coal mine dust lawsuits (including the costs to resolve all then current and expected coal mine dust lawsuits in Kentucky and West Virginia at the time of the charge). As of September 30, 2021, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $655 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

As of September 30, 2021, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.
As of September 30, 2021, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.
As of September 30, 2021, the Company, through its Aearo subsidiary, had accruals of $29 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual was reduced by $37 million during the second quarter of 2020 after paying Aearo’s share of certain settlements under the informal arrangement described below. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.
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
PFAS Regulatory Activity
Regulatory activities concerning PFAS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In the European Union, where 3M has manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions under the Regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages and a broader restriction of PFAS as a class. As of the second half of 2020, PFOA is subject to broad restrictions under the EU’s Persistent Organic Pollutants (POPs) Regulation. Dyneon, a 3M subsidiary that operates a facility at Gendorf, Germany, has a recycling process for a critical emulsifier from which small amounts of PFOA are present after recycling, as an unintended and unavoidable byproduct of certain earlier process steps. The recycling process removes and concentrates the PFOA for incineration in accordance with applicable waste law. With respect to the applicability of the recently enacted POPs, Dyneon proactively consulted with the relevant German regulatory authority regarding process improvements underway that are designed to ensure compliance with the PFOA limits in the recycled material. In October 2021, Dyneon also discussed with the authority technical complexities it had recently discovered in achieving PFOA reductions. The engagement is ongoing.

In addition, as previously disclosed, 3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency (OVAM) for several years to investigate and remediate historical PFOA contaminations at and near its facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that has involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near 3M’s Zwijndrecht facility. The Company testified at Flemish parliamentary committee hearings in June and September 2021 on PFAS-related matters. The Flemish Parliament, the Minister of the Environment, and regulatory authorities have initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. The Company is cooperating with the authorities in the investigations and information requests. Separately, as previously disclosed, the Company is aware that certain residents of Zwijndrecht have filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. 3M Belgium has not been served with any such complaint.

In August 2021, the Flemish Government served 3M Belgium with a notice of intent to impose a safety measure (wastewater discharge stoppage) and issued an infraction report alleging permit and/or legal violations in connection with the discharge of certain specific PFAS compounds for alleged lack of specific authorization. Following discussions with the government officials, 3M Belgium implemented a focused safety measure that would allow continued production activities and plans to contest through appeal the underlying legal and factual basis for the safety measure. Separately, the permitting authority has initiated a process to tighten the wastewater discharge limits immediately, and a hearing was held on the limits and discharge permit. An adverse permit action, and an unsuccessful appeal thereof, could adversely impact the facility’s normal operations. In September 2021, the Flemish Government served 3M Belgium with a notice of intent to impose an administrative measure related to the removal and potential remediation of soil piles on 3M’s Zwijndrecht site. Also in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to 125 million euros in the next three years in actions related to the Zwijndrecht community, including support for an ongoing off-site descriptive soil investigation and appropriate soil remediation, support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies.
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
In March 2021, EPA published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process is expected to take several years and will include further analyses, scientific review and opportunities for public comment. EPA also issued an Advance Notice of Proposed Rulemaking (ANPR) in March 2021 to collect information regarding manufacturers of PFAS and the presence and treatment of PFAS in discharges from these manufacturing facilities. The Company responded to that ANPR in May 2021. EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act (TSCA) and the Toxics Release Inventory (TRI), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS to the list of substances that must be included in TRI reports as of July 2021. In June 2021, EPA published a proposed rule under TSCA that, if adopted, would require certain persons that manufacture (including import) or have manufactured PFAS in any year since 2011 to report information regarding PFAS uses, production volumes, disposal, exposures, and hazards. The Company submitted comments on the proposed rule during the public comment period, which ended in September 2021.
In October 2021, EPA released its "PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024," which presents EPA's integrated approach to PFAS, including investing in research to increase an understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment.The 2021-2024 Roadmap sets timelines by which EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as CERCLA hazardous substances, restricting PFAS discharges from industrial sources through Effluent Limitations Guidelines, publishing the final toxicity assessment for five additional PFAS, requiring water systems to test for 29 PFAS under the Safe Drinking Water Act, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS present in wastewater and stormwater discharges.
Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. Those states include the following:
•Minnesota Department of Health in May 2017 stated that HBVs “are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” As of 2021, the current HBVs are 35 ppt for PFOA, 15 ppt for PFOS, 47 ppt for PFHxS and 2 ppb for PFBS. In February 2018, the MDH published reports finding no unusual rates of certain cancers or adverse birth outcomes (low birth rates or premature births) among residents of Washington and Dakota Counties in Minnesota.
•California finalized drinking water standards for PFOA and PFOS in February 2020.
•Vermont finalized drinking water standards for a combination of PFOA, PFOS and three other PFAS in March 2020.
•New Jersey finalized drinking water standards and designated PFOA and PFOS as hazardous substances in June 2020.
•New York established drinking water standards for PFOA and PFOS in July 2020.
•New Hampshire established drinking water standards by legislation for certain PFAS, including PFOS and PFOA, in July 2020.
•Michigan implemented final drinking water standards for certain PFAS, including PFOS and PFOA, in August 2020.
•Massachusetts published final regulations establishing a drinking water standard relating to six combined PFAS in October 2020.

Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS in products such as food packaging, carpets and other products. For example, in October 2021, two bills were signed into law in California that prohibit the use of PFAS in children’s products and in food packaging. Additionally, in March 2021, California proposed listing PFOA and PFOS as carcinogens, and PFDA, PFHXS, PFNA, and PFUNDA as reproductive toxicants under its Proposition 65 law.

In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The parties completed briefing on the merits in October 2021. In March 2021, 3M filed a lawsuit against the New York State Department of Health, on the grounds that drinking water levels set by the agency for PFOS and PFOA should be vacated because they are arbitrary and did not comply with statutorily required processes. The court has scheduled oral argument on the merits for November 2021. In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy (EGLE) to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. EGLE moved to dismiss that lawsuit. In September 2021, the court denied EGLE’s motion in part, and the parties are proceeding to litigation on the merits of the remaining claims.
The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company.
Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to continue to stay the St. John case, pending ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) are stayed pending the resolution of class certification issues in the St. John case. The Company is in discussions for negotiated resolutions with multiple parties regarding filed claims and pre-litigation disputes related to historical PFAS manufacturing operations in Alabama.
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
In October 2021, 3M reached agreements in principle to resolve litigation with the Tennessee Riverkeeper organization, as well as the plaintiffs in the St. John (including Stover, Owens, and Chandler) matters. The agreements, if finalized and approved by the court, will complement the Interim Consent Order that 3M entered with ADEM in 2020. Key provisions of these agreements include 3M’s continued environmental characterization, including sampling of environmental media, such as soil, ground water, and sediment, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions. The estimate of committed actions and other costs are reflected in the Company's balance of accruals for PFAS-related "other environmental liabilities."
In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed an individual complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water. The complaint seeks compensatory and punitive damages and injunctive relief based on allegations that the defendants’ chemicals, including PFOA and PFOS from their manufacturing processes in Decatur, have contaminated the water in the Tennessee River at the water intake, and that the chemicals cannot be removed by the water treatment processes utilized by the Water Authority. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. In October 2021, with respect to the putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case), the parties reached an agreement in principle, subject to court approval, to resolve the claims for an immaterial amount.
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

In January 2017, several hundred plaintiffs sued 3M, Dyneon and Daikin America in Lawrence and Morgan Counties, Alabama (the “Owens” case). The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Water Authority). They assert common law claims for negligence, nuisance, trespass, wantonness and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. The court denied a motion by co-defendant Daikin to stay this case pending resolution of the St. John case, and the case is progressing through discovery. The parties have engaged in negotiations to resolve the litigation.
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
In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M has worked with the City of Decatur and other local and state entities such as Morgan County and Decatur Utilities as it conducted its investigation. In October 2021, 3M reached a collaborative agreement with the City of Decatur, Decatur Utilities and Morgan County, subject to their final approval, under which the Company will contribute approximately $99 million and also continue to address certain PFAS-related matters in the area. The contribution relates to initiatives to improve the quality of life and overall environment in Decatur, including community redevelopment and recreation projects by the City, County and Decatur Utilities. It also includes addressing PFAS matters at the Morgan County landfill and reimbursement of costs previously incurred related to PFAS remediation. In addition to the contribution, 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement the Interim Consent Order that 3M entered with ADEM in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites as well as supporting the execution of any appropriate remedial actions. The contribution and estimate of committed actions are reflected in the Company’s balance of accruals for PFAS-related "other environmental liabilities."
3M is also defending or has received notice of potential lawsuits in state and federal court brought by individual property owners who claim damages related to historical PFAS disposal at former area landfills near their properties. 3M continues to negotiate with property owners and has resolved for an immaterial amount some of the claims brought by them.
In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice and has been working with 3M to further investigate the presence of chemicals in the area. The parties, including the City of Guin are in discussions for a negotiated resolution.
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
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. In August 2020, the NJDEP filed second amended complaints. 3M has moved to dismiss those complaints. Discovery is proceeding in these cases.
In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees. This case was removed to federal court and transferred to the AFFF MDL.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. In July 2021, the court granted defendants’ motions to dismiss these amendments. In September 2021 the state filed its second amended complaint; the case remains in early stages of litigation.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and ten co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit is proceeding in state court. In May 2020, the court denied the defendants’ motion to dismiss, but dismissed the state’s trespass claim as to property the state does not own. The parties are now engaged in discovery and have filed a joint motion to extend discovery schedule into 2023 and the court has set a trial-ready date in October 2023.

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
Alaska. In April 2021, the State of Alaska filed a lawsuit against 3M and other defendants, alleging damages from the release of PFAS into the environment from a variety of products, including AFFF. This lawsuit was removed to federal court and transferred to the AFFF MDL in August 2021.
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
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of September 30, 2021, 1,762 lawsuits (including 27 putative class actions) alleging injuries or damages by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. The Company also continues to defend certain AFFF cases that remain in state court and be in discussions with pre-suit claimants for possible resolutions where appropriate.
In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. The parties in the MDL are currently in the process of conducting discovery. An initial pool of ten water supplier cases was selected in February 2021 for case-specific fact discovery as potential bellwether cases. In October 2021, the parties and the MDL court selected three of these cases for additional fact and expert discovery and for potential trial as bellwether cases. The MDL court in August 2021 issued a scheduling order and set the first bellwether cases to begin trial on or after January 1, 2023.
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases until March 2022.

As of September 30, 2021, the Company is aware of six other AFFF suits outside the MDL in which the Company has been named a defendant. Three of these cases are pending in federal court.
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
Separately, the Company is aware of pre-suit claims or demands by other parties related to the use and disposal of AFFF, one of which purports to represent a large group of firefighters. The Company had discussions with certain potential pre-suit claimants and, as a result of such discussions, reached a negotiated resolution for an immaterial amount with the City of Bemidji in March 2021.
Other PFAS-related Product and Environmental Litigation
3M manufactured and sold various products containing PFOA and PFOS, including Scotchgard, for several decades. Starting in 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of PFOA and PFOS resulted in the contamination of groundwater or surface water. The plaintiffs in these cases generally allege that 3M failed to warn its customers about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including Saint-Gobain Performance Plastics Corp., Honeywell International Inc. f/k/a Allied-Signal Inc. and/or AlliedSignal Laminate Systems, Inc., Wolverine World Wide Inc., Georgia-Pacific LLC, E.I. DuPont De Nemours and Co., Chemours Co., and various carpet manufacturers.
In New York, 3M is defending 40 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and four additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. They assert various tort claims for personal injury and property damage and in some cases request medical monitoring. 3M has answered the complaints in these individual cases, which are now proceeding through discovery. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a pool from which eight plaintiffs will be chosen for expert discovery and dispositive motions. At the conclusion of these motions, the court will determine which case(s) will continue toward trial. In the putative class action, certain parties, including 3M, reached an agreement to resolve litigation among the settling parties. The settlement agreement received preliminary approval from the district court in July 2021. Under the agreement, 3M, Saint-Gobain and Honeywell will collectively contribute to a fixed total amount of approximately $65 million to resolve the plaintiffs’ claims and those of the proposed classes. 3M’s contribution is not considered material 3M is also defending 12 individual cases in the U.S. District Court for the Eastern District of New York filed by Nassau and Suffolk County drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in these cases and discovery is ongoing.
In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In June 2021, the court partially denied the defendants' motions to dismiss, by granting the motions to dismiss the negligence claim only insofar as the plaintiffs seek damages for personal injuries, as opposed to property damage. In September 2021, the plaintiffs filed a motion to amend the complaint, including to add four new named plaintiffs and putative class representatives. 3M and Wolverine filed a motion to strike the plaintiffs’ motion for class certification and opposed plaintiffs’ motion to amend the complaint. The court has set a trial date in April 2022. In addition to the consolidated federal court putative class action, as of September 30, 2021, 3M is a defendant in approximately 280 private individual actions in Michigan state court based on similar allegations. These cases are coordinated for pre-trial purposes. Five of these cases were selected over time for bellwether trials. In January 2020, the court issued the first round of dispositive motion rulings related to the first two bellwether cases, including dismissing the second bellwether case entirely and dismissing certain plaintiffs’ medical monitoring and risk of future disease claims, and granting summary judgment to the defendants on one plaintiff’s cholesterol injury claims. The parties settled the first bellwether case in early 2020 for an immaterial amount. In June 2020, the court denied the plaintiffs’ motion to reconsider the dismissal of the second bellwether case, and the plaintiffs have appealed the decision to the state appellate court. In January 2021, the court granted summary judgment in favor of the defendants in one of three remaining bellwether cases. The plaintiffs in this dismissed bellwether case have also appealed the dismissal to the state appellate court. The Company has settled both remaining bellwether cases for an immaterial amount. An additional eight cases have been identified as a pool from which future bellwether cases will be selected. The parties have engaged in mediation efforts in the putative class action and are in discussions in certain state court mass action cases for negotiated resolutions.
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
3M was also a defendant, together with Georgia-Pacific as co-defendant, in a putative class action in federal court in Michigan brought by residents of Parchment, who allege that the municipal drinking water was contaminated from waste generated by a paper mill owned by Georgia-Pacific’s corporate predecessor. The defendants’ motion to dismiss certain claims in the complaint was denied in January 2021. The parties engaged in mediation and in April 2021 reached a preliminary settlement agreement, subject to court approval, under which 3M and Georgia-Pacific would jointly pay an amount and be released from plaintiffs’ putative class action claims. 3M’s portion is not considered material. The court approved the settlement in September 2021. Separately, as a result of discussions among Georgia-Pacific, 3M and municipalities near Parchment, Georgia-Pacific and 3M contributed to a fund in November 2020 to provide expanded municipal water service in the area. These municipalities released 3M from claims relating to or arising out of the extension of municipal water or the alleged PFAS contamination in the area of that extension. 3M’s portion relative to the preliminary agreement and contribution above was not material.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases are proceeding through discovery. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M filed a motion to dismiss a series of amended complaints, resulting in the dismissal of plaintiffs’ negligence claim against 3M. This case is proceeding through discovery. 3M, together with co-defendants, is also defending two putative class actions in federal court, where the plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which remains pending. 3M has moved to dismiss this case. This case remains in early stages of litigation.

In California, 3M and other defendants were named as defendants in an action brought in federal court by Golden State Water Company, alleging PFAS contamination of certain wells located in its water systems. 3M filed a motion to dismiss in November 2020 and in January 2021, the court granted defendants’ motion to dismiss the case for lack of personal jurisdiction. In February 2021, the plaintiffs voluntarily dismissed their action without prejudice and filed a new case in the AFFF MDL court. Separately, in December 2020, the Orange County Water District and ten additional local water providers sued 3M, Decra Roofing and certain DuPont-related entities in California state court, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The plaintiffs filed an amended complaint, and 3M filed a demurrer to the amended complaint in March 2021. In April 2021, the court denied 3M’s demurrer, and the case remains in early stages of litigation. In May 2021, the Orange County plaintiffs filed a second amended complaint. In June 2021, the case was removed to the U.S. District Court for the Central District of California where the plaintiffs moved to remand the case back to state court. The court granted plaintiffs’ motion to remand. 3M has appealed the remand decision to the U.S. Court of Appeals for the Ninth Circuit, which is hearing the appeal on an expedited basis, with briefing scheduled to be completed in December 2021. Pending that appeal, in September 2021, the state court ordered that discovery can proceed against 3M. In February 2021, the City of Corona and a local utility authority filed a lawsuit in California state court against 3M and other defendants, alleging PFAS contamination from 3M products generally as well as from 3M’s Corona facility and roofing granules products. Plaintiffs filed an amended complaint in June 2021. In July

2021, the case was removed to the U.S. District Court for the Central District of California. The federal court granted plaintiffs’ motion to remand the action to state court. In October 2021, 3M filed a demurrer to the amended complaint in state court.

In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint. In February 2021, the court raised the question whether subject matter jurisdiction under the Class Action Fairness Act was proper, issued an order requiring the parties to brief the issue and denied defendants’ motions to dismiss with leave to renew pending the court’s ruling on jurisdiction. Briefing on the jurisdictional question is complete, and oral argument was held in September 2021.

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and discovery closed in September 2021. The parties expect to engage in mediation. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In December 2020, 3M filed a motion to dismiss the Hopatcong matter. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. In March 2021, 3M filed a motion to dismiss the Pequannock matter. 3M, together with several co-defendants, is also defending twelve cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. Plaintiffs in seven of these cases seek medical monitoring and damages, while plaintiffs in the remaining cases seek damages for alleged personal injuries to themselves or their disabled adult children. 3M’s motion to dismiss the earliest filed case, which seeks medical monitoring, was largely denied in February 2021. 3M has filed answers in these cases, which remain in early stages of litigation and have been coordinated for discovery purposes. A similar case was filed in federal court in August 2021, but that case has not yet been coordinated with the others for discovery, and 3M has not yet answered the complaint.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. Briefing on plaintiff’s class certification motion is complete, and the court’s ruling on class certification is pending.
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
In Minnesota, the Company continues to work with the Minnesota Pollution Control Agency (MPCA) pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value (HBV) or Health Risk Limit (HRL) (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. During 2008, the MPCA issued formal decisions adopting remedial options for the former disposal sites in Washington County, Minnesota (Oakdale and Woodbury). In August 2009, the MPCA issued a formal decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. During the spring and summer of 2010, 3M began implementing the agreed upon remedial options at the Cottage Grove and Woodbury sites. 3M commenced the remedial option at the Oakdale site in late 2010. At each location the remedial options were recommended by the Company and approved by the MPCA. The Company has completed remediation work and continues with operational and maintenance activities at the Oakdale and Woodbury sites. Remediation work has been substantially completed at the Cottage Grove site, with operational and maintenance activities ongoing.
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
The Company is authorized to discharge wastewater from its Decatur plant pursuant to the terms of a Clean Water Act National Pollutant Discharge Elimination System (NPDES) permit issued by ADEM. The NPDES permit requires the Company to report on a monthly and quarterly basis the quality and quantity of pollutants discharged to the Tennessee River. In June 2019, as previously reported, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both the EPA and ADEM.
As previously reported, as part of ongoing work with the EPA and ADEM to address compliance matters at the Decatur facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM and announced that it had elected to temporarily idle certain other manufacturing processes at 3M Decatur. The Company is reviewing its operations at the plant, has installed wastewater treatment controls and has restarted idled processes.
As a result of the Company’s discussions with ADEM to address these and other related matters in the state of Alabama, as previously reported, 3M and ADEM have agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing certain notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including certain on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order will involve additional operating costs and capital expenditures over multiple years. As offsite investigation activities continue, additional remediation amounts may become probable and reasonably estimable in the future.
As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters, the Company’s compliance with the 2009 TSCA consent order and unpermitted discharges to the Tennessee River. The Company is cooperating with this and other inquiries and is producing documents in response to requests.
In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility.

The Company is also reviewing operations at its other plants with similar manufacturing processes, such as the plant in Cottage Grove, Minnesota, to ensure those operations are in compliance with applicable environmental regulatory requirements and Company policies and procedures. As a result of these reviews, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility. In March 2020, the Company disclosed this matter to the Minnesota Pollution Control Agency (MPCA) and the EPA. In July 2020, the Company received an information request from MPCA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its Cottage Grove facility. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information. The Company continues to work with the MPCA and EPA to address the discharges from the Cottage Grove facility.
Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its Resource Conservation and Recovery Act (RCRA) permit for its Cottage Grove incinerator. In July 2020, the Company received an information request from MPCA related to the June 2020 disclosure, to which the Company responded in September 2020. The Company continues to work with the MPCA to address WAP/FAP implementation issues disclosed in June 2020. In January 2021, the Company received a notice of violation (NOV) from MPCA related to, among other matters, the above-described Clean Water Act and RCRA issues. The Company is cooperating with MPCA to address the issues that are the subject of the NOV.
In February 2020, as previously reported, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process and use PFAS, including the Decatur, Cordova and Cottage Grove facilities. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it conducts these reviews and responds to information, inspection and other requests from the agencies. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first nine months of 2021, as a result of recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $132 million since December 31, 2020 and made related payments of $53 million. As of September 30, 2021, the Company had recorded liabilities of $494 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of September 30, 2021, the Company had recorded liabilities of $28 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years .
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of September 30, 2021, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
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
As of September 30, 2021, the Company is a named defendant in approximately 3,522 lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 13,437 individual claimants making similar allegations. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in a multi-district litigation (MDL) proceeding to centralize pre-trial proceedings. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the MDL court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.
In April 2021, 3M received an adverse jury verdict in the first bellwether trial. The jury awarded the three plaintiffs less than $1 million in compensatory damages and $6 million in punitive damages for a total of $7 million. 3M has appealed the verdicts, challenging, among other rulings, the MDL court's denial of 3M’s motion to assert the government contractor defense. The next two bellwether trials occurred in May and June of 2021. In May 2021, 3M received a verdict in its favor in the second bellwether trial, in which a jury rejected claims that 3M knowingly sold earplugs with design defects. In June 2021, 3M received an adverse verdict in the third bellwether trial. The jury found 3M liable for strict liability failure to warn, but found 3M not liable for design defect or fraud. The jury apportioned fault 62 percent to 3M and 38 percent to the plaintiff for a total damage award of approximately $1 million. 3M has appealed the verdict. In October 2021, 3M received an adverse verdict in the fourth bellwether trial, in which a jury awarded $8 million to the plaintiff. 3M plans to appeal the verdict. Separately, the

MDL court set an accelerated trial schedule for the next 12 bellwether cases for October, November and December 2021 and January, March, April and May 2022. These trials will not include several bellwether cases that plaintiffs' counsel dismissed with prejudice either during discovery or after being set for trial. An administrative docket of approximately 260,000 unfiled and unverified claims has also been maintained at the MDL court. The MDL court in August 2021 issued transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over the next 12 months. The orders provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. The MDL court also ordered the parties to prepare for the trial of 1,500 cases in three waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed.
3M is also defending lawsuits brought primarily by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court, and the federal court remanded them to state court in March 2020. On appeal, the U.S. Court of Appeals for the Eighth Circuit ruled in October 2021 that the cases brought by non-military plaintiffs were properly remanded to state court, whereas the cases brought by military contractor plaintiffs who had received the Combat Arms Earplugs from the military should have remained in federal court. The Eighth Circuit has not yet ruled on the appeal concerning the remand of cases brought by military plaintiffs. There are approximately 65 lawsuits involving approximately 1,100 plaintiffs pending in the state court. The state court actions are subject to a bellwether case selection process. The first two trials in Hennepin County are scheduled for January and April of 2022.
No liability has been recorded for these matters because the Company believes that any such liability is not probable and reasonably estimable at this time.
As of September 30, 2021, the Company was a named defendant in 27 lawsuits in the United States involving 34 plaintiffs and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.
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
The U.S. Judicial Panel on Multidistrict Litigation (JPML) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs have appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs have also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. The Eighth Circuit court heard oral argument on all pending appeals in March 2021. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company has sought further appellate en banc review by the full Eighth Circuit court. Proceedings have not resumed in the MDL court. Also, in August 2021, the Eighth Circuit court separately affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
Among the 29 remaining lawsuits in the United States, 26 are in the MDL court and three are in state court. The MDL has stayed all 26 remaining lawsuits pending the appeal of the summary judgment decision. In February 2020, the MDL court remanded two cases to state court in Jackson County, Missouri that combined Bair Hugger product liability claims with medical malpractice claims. The Missouri court set trial dates of September 2022 and April 2023 for these two cases. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit, which heard oral argument on this appeal in March 2021. In May 2021, the Court of Appeals lifted the MDL court’s injunction that barred plaintiff from litigating the Texas state court case. No trial date has been set in the case.
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
Stockholder Litigation
In July 2019, Heavy & General Laborers’ Locals 472 & 172 Welfare Fund filed a putative securities class action against 3M Company, its former Chairman and CEO, current Chairman and CEO, and former CFO in the U.S. District Court for the District of New Jersey. In August 2019, an individual plaintiff filed a similar putative securities class action in the same district. Plaintiffs allege that defendants made false and misleading statements regarding 3M's exposure to liability associated with PFAS and bring claims for damages under Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 against all defendants, and under Section 20(a) of the Securities and Exchange Act of 1934 against the individual defendants. In October 2019, the court consolidated the securities class actions and appointed a group of lead plaintiffs. In January 2020, the defendants filed a motion to transfer venue to the U.S. District Court for the District of Minnesota. In August 2020, the court denied the motion to transfer venue, and in September 2020, the defendants filed a petition for writ of mandamus to the U.S. Court of Appeals for the Third Circuit. In November 2020, the federal Court of Appeals granted 3M’s petition for a writ of mandamus and directed the New Jersey federal court to transfer the action to the Minnesota federal court. The defendants filed a motion to dismiss the action in January 2021, and in September 2021, the Minnesota federal court granted 3M’s motion to dismiss the securities class action.
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
In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal.
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

In October 2016, the KCI Defendants filed counterclaims in the Godecke case, asserting breach of contract and conversion. In August 2017, the relator-plaintiff’s fraud claim in the Godecke case was dismissed in favor of the KCI defendants. In January 2018, the district court stayed the retaliation claim and the KCI Defendants' counterclaims pending the relator-plaintiff’s appeal. In September 2019, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded the case to the district court for further proceedings. The Godecke case is in a pre-trial phase and, in August 2021, the district court entered a discovery and pretrial schedule with an April 2022 trial date. Separately, in June 2019, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court’s opinion remains pending.
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
NOTE 15. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of September 30, 2021, the remaining shares available for grant under the LTIP Program are 37 million.
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
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2021 and 2020.

Stock-Based Compensation Expense

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Cost of sales	$8	$9	$39	$41
Selling, general and administrative expenses	30	30	151	138
Research, development and related expenses	5	5	37	37
Stock-based compensation expenses	$43	$44	$227	$216
Income tax benefits	(13)	(13)	(89)	(67)
Stock-based compensation expenses (benefits), net of tax	$30	$31	$138	$149
Stock Option Program
The following table summarizes stock option activity during the nine months ended September 30, 2021:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	35,401	$156.23
Granted	3,612	175.04
Exercised	(3,880)	110.14
Forfeited	(206)	179.50
September 30	34,927	$163.16	64	$691
Options exercisable
September 30	27,271	$160.79	52	$634
Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2021, there was $62 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 21 months. The total intrinsic values of stock options exercised were $306 million and $160 million during the nine months ended September 30, 2021 and 2020, respectively. Cash received from options exercised was $425 million and $193 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $65 million and $34 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Restricted Stock and Restricted Stock Units
The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2021:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1	1,722	$189.78
Granted	785	176.87
Vested	(450)	230.32
Forfeited	(68)	173.49
As of September 30	1,989	$176.07
As of September 30, 2021, there was $109 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2021 and 2020 was $81 million and $89 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $15 million and $17 million for the nine months ended September 30, 2021 and 2020, respectively.
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

The following table summarizes performance share activity during the nine months ended September 30, 2021:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1	423	$188.61
Granted	166	176.79
Distributed	(115)	228.80
Performance change	16	180.90
Forfeited	(25)	171.17
As of September 30	465	$175.15
As of September 30, 2021, there was $23 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 18 months. The total fair value of performance shares that were distributed were $22 million and $35 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The financial information presented herein reflects the impact of the preceding changes for all periods presented.
Business Segment Information

(Millions)	Three months ended September 30,		Nine months ended September 30,
Net Sales	2021	2020	2021	2020
Safety and Industrial	$3,235	$3,017	$9,816	$8,601
Transportation and Electronics	2,450	2,316	7,463	6,492
Health Care	2,249	2,160	6,775	6,087
Consumer	1,525	1,412	4,380	3,893
Corporate and Unallocated	3	(2)	2	(1)
Elimination of Dual Credit	(520)	(553)	(1,693)	(1,471)
Total Company	$8,942	$8,350	$26,743	$23,601

Operating Performance
Safety and Industrial	$620	$774	$2,149	$2,091
Transportation and Electronics	465	514	1,602	1,338
Health Care	529	493	1,614	1,246
Consumer	332	343	932	886
Elimination of Dual Credit	(131)	(142)	(428)	(374)
Total business segment operating income	1,815	1,982	5,869	5,187
Corporate and Unallocated
Special items:
Significant litigation-related (charges)/benefits	—	—	—	(17)
Gain/(loss) on sale of businesses	—	—	—	389
Divestiture-related restructuring actions	—	—	—	(55)
Other corporate expense - net	(27)	(73)	(116)	(192)
Total Corporate and Unallocated	(27)	(73)	(116)	125
Total Company operating income	1,788	1,909	5,753	5,312

Other expense/(income), net	31	83	113	248
Income before income taxes	$1,757	$1,826	$5,640	$5,064
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:
•Overview
•Results of Operations
•Performance by Business Segment
•Financial Condition and Liquidity
•Cautionary Note Concerning Factors That May Affect Future Results
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
•Change in accounting principle for net periodic pension and postretirement plan cost. See detailed discussion in Note 1.
•Change in measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16.
•Change in alignment of certain products within 3M’s Consumer business segment—creating the Consumer Health and Safety Division. See additional information in Note 16.
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
Overall, 3M experienced broad-based growth across all business segments and geographic areas in the third quarter of 2021, benefiting from continued improvements in certain end markets including home improvement and general industrial. 3M’s total sales increased 7.1% and increased 13.3% year-on-year in the third quarter and first nine months of 2021, respectively. Organic local-currency sales increased 6.3% and increased 11.5% year-on-year in the third quarter and first nine months of 2021, respectively. 3M experienced the strongest third quarter sales growth in Consumer and Safety and Industrial. COVID-related respirator sales negatively impacted year-on-year third quarter organic-local currency sales growth by approximately 0.5 percent as they grew at a slower rate than the rest of the Company. For the first nine months of 2021, they positively impacted year-on-year organic-local currency sales growth by approximately 0.3 percent. Given the diversity of 3M's businesses, the impact of COVID-19 varied across the Company. In the first nine months of 2020, 3M experienced strong sales in personal safety, as well as in other areas such as home improvement, general cleaning, semiconductor, data center, and biopharma filtration while businesses aligned to general industrial applications with strength in abrasives and industrial adhesives and tapes. At the same time, weakness in several end markets, while improving, contributed in part to sales declines in a number of 3M's businesses such as oral care, automotive and aerospace, advanced materials, commercial solutions, stationery and office, automotive aftermarket.
3M’s operating income margins decreased 2.9 percentage points in the third quarter and decreased 1.0 percentage points in the first nine months of 2021 year-on-year. Factoring out the impact on operating income of special items as described in the Certain amounts adjusted for special items - (non-GAAP measures) section below, operating income margins decreased 2.9 and increased 0.3 percentage points to 20.0 and 21.5 percent for the third quarter and first nine months of 2021, respectively, when compared to 2020. Various COVID-19 implications contributed in part to these results.
Overall, the impact of the COVID-19 pandemic on 3M’s consolidated results of operations was primarily driven by factors related to changes in demand for products and disruption in global supply chains as described or referenced above. While it is not feasible to identify or quantify all the other direct and indirect implications on 3M’s results of operations, below are factors that 3M believes have also affected its results for third quarter and first nine months of 2021 when compared to 2020:
Factors contributing to charges or other impacts:
•Increased raw materials and logistics costs from ongoing COVID-19 and Delta variant related global supply chain challenges further magnified by extreme weather events, such as February 2021 winter storm Uri in the United States.
•Period expenses of unabsorbed manufacturing costs and increased expected credit losses on customer receivables in 2020.
•Restructuring actions addressing structural enterprise costs and operations in certain end markets as a result of the COVID-19 pandemic and related economic impact resulting in a second quarter 2020 charge of $58 million.
•Committed financial support in 2020 to various COVID-relief and medical research initiatives.
•Charge of $22 million in the first quarter of 2020 related to equity securities as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13 that use the measurement alternative described therein in addition to an immaterial pre-tax charge related to impairment of certain indefinite lived tradenames.
Factors providing benefits or other impacts:
•Cost management in discretionary spending in areas such as travel, professional services, and advertising/merchandising resulting in lower spending in 2020.
•Continued productivity efforts, including year-on-year savings from restructuring actions taken in 2020.
•Government-sponsored COVID-response stimulus and relief initiatives in 2020, including certain employee retention benefits under the Coronavirus Aid, Relief and Economic Security (CARES) Act in the United States.
•Lower incentive compensation and self-insured medical visit/insurance expense in 2020.
•Accelerated vacation usage policies in the second quarter of 2020 which benefited the second quarter of 2020, but provided a penalty in the second half of 2020.
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

Operating income margin and earnings per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in operating income margins and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	Percent of net sales	Earnings per diluted share	Percent of net sales	Earnings per diluted share
Same period last year	22.9%	$2.45	22.5%	$6.95
Significant litigation-related charges/benefits	—	—	0.1	(0.07)
Gain/loss on sale of businesses	—	—	(1.6)	(0.52)
Divestiture-related restructuring actions	—	—	0.2	0.08
Same period last year, excluding special items	22.9%	$2.45	21.2%	$6.44
Increase/(decrease) due to:
Organic growth/productivity and other	(1.4)	(0.02)	1.3	1.19
Selling price and raw material impact	(1.3)	(0.12)	(1.0)	(0.29)
Acquisitions/divestitures	—	—	—	(0.05)
Foreign exchange impacts	(0.2)	(0.01)	—	0.20
Other expense (income), net	N/A	0.08	N/A	0.17
Income tax rate	N/A	0.09	N/A	0.22
Shares of common stock outstanding	N/A	(0.02)	N/A	(0.07)
Current period, excluding special items	20.0%	$2.45	21.5%	$7.81
None	—	—	—	—
Current period	20.0%	$2.45	21.5%	$7.81
Operating income margins decreased 2.9 percentage points in the third quarter of 2021 and decreased 1.0 percentage points for the first nine months of 2021 when compared to the same period last year. For the third quarter of 2021, net income attributable to 3M was $1.4 billion, or $2.45 per diluted share which is consistent on a per diluted share basis. For the first nine months of 2021 net income attributable to 3M was $4.6 billion, or $7.81 per diluted share compared to $4.0 billion or $6.95 per diluted share in the same period last year, an increase of 12 percent on a per diluted share basis.
The Company refers to various amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
On an adjusted basis, operating margins decreased 2.9 percentage points to 20.0 percent in the third quarter of 2021 when compared to the same period last year. For the first nine months of 2021, operating margins increased 0.3 percentage points to 21.5 percent when compared to the same period last year. On an adjusted basis for the third quarter of 2021, net income attributable to 3M was $1.4 billion, or $2.45 per diluted share, which is consistent year over year on a per diluted share basis. On an adjusted basis for the first nine months of 2021 , net income attributable to 3M was $4.6 billion, or $7.81 per diluted share versus $3.7 billion, or $6.44 per diluted share for the same period last year, which was an increase of 21 percent on a per diluted share basis.
Additional discussion related to the components of the year-on-year change in earnings per diluted share follows:
Organic growth/productivity and other:
•For the third quarter of 2021, organic volume growth was more than offset by productivity penalties from global supply chain challenges, increased investments in growth and sustainability, and increased litigation-related costs resulting in decreased operating margins and earnings per diluted share year-on-year. For the first nine months of 2021, continued organic volume growth, ongoing cost management and improved productivity offset by increased litigation-related costs increased operating income margins and earnings per diluted share year-on-year. The following also impacted results or provide additional information:
◦Second quarter of 2021 benefit of $91 million pre-tax ($0.12 per share after tax) from a favorable Brazilian Supreme Court decision that concluded on the impact of state value-added tax when determining Brazil’s federal sales-based social tax—essentially lowering the social tax that 3M should have paid in prior periods.
◦Certain increased legal and reserve adjustments costs year-over-year. 3M regularly reviews and updates its associated liabilities and is involved in various trials and defense preparation as discussed in Note 14.
◦2021 benefit from restructuring actions taken in 2020 and positive/negative impact of year-over-year change in non-divestiture-related restructuring charges, net of adjustments, for respective periods. Note 5 provides additional information relative to restructuring actions.
◦COVID-impacts recognized on certain assets in the first quarter of 2020.
◦On a combined basis, higher defined benefit pension and postretirement service cost expense year-on-year.

Selling price and raw material impact:
•3M experienced higher raw material, logistics, and outsourced manufacturing costs from strong end-market demand and ongoing COVID-19 and Delta variant related global supply chain challenges that were further magnified by extreme weather events, such as February 2021 winter storm Uri in the U.S. These factors were partially offset by higher selling prices for both the third quarter and first nine months of 2021.
Acquisitions/divestitures:
•Divestiture impacts are comprised of the lost income from the divestiture of the Company’s drug delivery business (sale completed in May 2020).
Foreign exchange impacts:
•Foreign currency impacts (net of hedging) decreased operating income by approximately $7 million and increased operating income by approximately $132 million (or a decrease of pre-tax earnings by approximately $7 million and an increase of pre-tax earnings by $148 million) year-on-year for the third quarter and first nine months of 2021, respectively. This estimate includes the effect of translating profits from local currencies into U.S. dollars; the impact of currency fluctuations on the transfer of goods between 3M operations in the United States and abroad; and transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Other expense (income), net:
•Higher income related to non-service cost components of pension and postretirement expense, decreased expense year-on-year for both the third quarter and first nine months of 2021.
•Interest expense (net of interest income) decreased for both the third quarter and first nine months of 2021 compared to the same periods year-on-year.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the third quarter and first nine months of 2021 was 18.4 percent and 18.8 percent, respectively, a decrease from 21.5 percent and 20.1 percent compared to the same periods, respectively, in prior year.
•On an adjusted basis, the effective tax rate for the third quarter and first nine months of 2021 was 18.4 percent and 18.8 percent, respectively, a decrease of 3.1 and a decrease of 2.2 percentage points compared to the same periods year-on-year.
•The primary factor that decreased the Company’s effective tax rate was favorable adjustments in 2021 related to impacts of U.S. international tax provisions.
Shares of common stock outstanding:
•Higher shares outstanding decreased earnings per share year-on-year for both the third quarter and first nine months of 2021.
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
Significant litigation-related charges/benefits:
•In the first quarter of 2020, 3M recorded a net pre-tax charge of $17 million ($13 million after tax) related to PFAS (certain perfluorinated compounds) matters. The charge was more than offset by a reduction in tax expense of $52 million related to resolution of tax treatment with authorities regarding the previously disclosed 2018 agreement reached with the State of Minnesota that resolved the Natural Resources Damages (NRD) lawsuit. These items, in aggregate, resulted in a $39 million after tax benefit.
Gain/loss on sale of businesses:
•In the first quarter of 2020, 3M recorded a pre-tax gain of $2 million ($1 million loss after tax) related to the sale of its advanced ballistic-protection business and recognition of certain contingent consideration. In the second quarter of 2020, 3M recorded a pre-tax gain of $387 million ($304 million after tax) related to the sale of its drug delivery business. Refer to Note 3 for further details.
Divestiture-related restructuring actions:
•In the second quarter of 2020, following the divestiture of substantially all of the drug delivery business, management approved and committed to undertake certain restructuring actions addressing corporate functional costs and manufacturing footprint across 3M in relation to the magnitude of amounts previously allocated/burdened to the divested business. As a result, 3M recorded a pre-tax charge of $55 million ($46 million after tax). Refer to Note 5 for further details.

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Three months ended September 30, 2020 GAAP	$1,909	22.9%	$1,826	$391	21.5%	$1,430	$2.45
Adjustments for special items:
None	—		—	—		—	—
Three months ended September 30, 2020 adjusted amounts (non-GAAP measures)	$1,909	22.9%	$1,826	$391	21.5%	$1,430	$2.45

Three months ended September 30, 2021 GAAP	$1,788	20.0%	$1,757	$324	18.4%	$1,434	$2.45	—%
Adjustments for special items:
None	—		—	—		—	—
Three months ended September 30, 2021 adjusted amounts (non-GAAP measures)	$1,788	20.0%	$1,757	$324	18.4%	$1,434	$2.45	—%

(Dollars in millions, except per share amounts)	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings Per Diluted Share	Earnings per diluted share percent change
Nine months ended September 30, 2020 GAAP	$5,312	22.5%	$5,064	$1,016	20.1%	$4,044	$6.95
Adjustments for special items:
Significant litigation-related charges/benefits	17		17	56		(39)	(0.07)
Gain/loss on sale of businesses	(389)		(389)	(86)		(303)	(0.52)
Divestiture-related restructuring actions	55		55	9		46	0.08
Nine months ended September 30, 2020 adjusted amounts (non-GAAP measures)	$4,995	21.2%	$4,747	$995	21.0%	$3,748	$6.44

Nine months ended September 30, 2021 GAAP	$5,753	21.5%	$5,640	$1,058	18.8%	$4,582	$7.81	12%
Adjustments for special items:
None	—		—	—		—	—
Nine months ended September 30, 2021 adjusted amounts (non-GAAP measures)	5,753	21.5%	5,640	1,058	18.8%	4,582	7.81	21%
Sales and operating income by business segment:
The following tables contain sales and operating income results by business segment for the three and nine months ended September 30, 2021 and 2020. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2021 versus 2020 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments, including Elimination of Dual Credit.

	Three months ended September 30,
	2021		2020		% change
(Dollars in millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income
Business Segments
Safety and Industrial	$3,235	$620	$3,017	$774	7.2%	(19.9)%
Transportation and Electronics	2,450	465	2,316	514	5.8	(9.4)
Health Care	2,249	529	2,160	493	4.1	7.2
Consumer	1,525	332	1,412	343	8.1	(3.3)
Corporate and Unallocated	3	(27)	(2)	(73)
Elimination of Dual Credit	(520)	(131)	(553)	(142)
Total Company	$8,942	$1,788	$8,350	$1,909	7.1%	(6.3)%

	Nine months ended September 30,
	2021		2020		% change
(Dollars in millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income
Business Segments
Safety and Industrial	$9,816	$2,149	$8,601	$2,091	14.1%	2.8%
Transportation and Electronics	7,463	1,602	6,492	1,338	15.0	19.8
Health Care	6,775	1,614	6,087	1,246	11.3	29.6
Consumer	4,380	932	3,893	886	12.5	5.2
Corporate and Unallocated	2	(116)	(1)	125
Elimination of Dual Credit	(1,693)	(428)	(1,471)	(374)
Total Company	$26,743	$5,753	$23,601	$5,312	13.3%	8.3%

	Three months ended September 30, 2021
Worldwide Sales Change By Business Segment	Organic local- currency sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	6.1%	—%	—%	1.1%	7.2%
Transportation and Electronics	5.1	—	—	0.7	5.8
Health Care	3.3	—	—	0.8	4.1
Consumer	7.6	—	—	0.5	8.1
Total Company	6.3	—	—	0.8	7.1

	Nine months ended September 30, 2021
Worldwide Sales Change By Business Segment	Organic local- currency sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	11.0%	—%	—%	3.1%	14.1%
Transportation and Electronics	12.4	—	—	2.6	15.0
Health Care	11.4	—	(2.7)	2.6	11.3
Consumer	10.8	—	—	1.7	12.5
Total Company	11.5	—	(0.7)	2.5	13.3

Sales by geographic area:
Percent change information compares the third quarter and first nine months of 2021 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,692	$2,642	$1,608	$—	$8,942
% of worldwide sales	52.5%	29.5%	18.0%	—	100.0%
Components of net sales change:
Volume — organic	5.4%	5.1%	3.1%		4.9%
Price	2.0	0.5	1.1		1.4
Organic local-currency sales	7.4	5.6	4.2		6.3
Divestitures	—	—	—		—
Translation	0.5	1.2	1.0		0.8
Total sales change	7.9%	6.8%	5.2%		7.1%

Total sales change:
Safety and Industrial	5.5%	18.1%	0.2%		7.2%
Transportation and Electronics	13.7	0.6	12.2		5.8
Health Care	1.7	12.8	4.3		4.1
Consumer	10.0	4.2	0.5		8.1

Organic local-currency sales change:
Safety and Industrial	4.9%	15.6%	(0.8)%		6.1%
Transportation and Electronics	13.3	(0.2)	11.3		5.1
Health Care	1.4	10.9	3.1		3.3
Consumer	9.5	3.8	(0.6)		7.6
Additional information beyond what is included in the preceding table is as follows:
•In the Americas geographic area, U.S. total sales increased 6 percent which included increased organic-local currency sales of 6 percent. Total sales in Mexico increased 15 percent which included increased organic local-currency sales of 12 percent. In Canada, total sales increased 12 percent which included increased organic local-currency sales of 7 percent. In Brazil, total sales increased 26 percent which included increased organic local-currency sales of 22 percent.
•In the Asia Pacific geographic area, China total sales increased 8 percent which included increased organic local-currency sales of 3 percent. In Japan, total sales increased 2 percent which included increased organic local-currency sales of 6 percent.

	Nine months ended September 30, 2021
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$13,602	$8,066	$5,077	$(2)	$26,743
% of worldwide sales	50.9%	30.2%	18.9%	—	100.0%
Components of net sales change:
Volume — organic	11.2%	11.1%	8.6%		10.7%
Price	1.3	(0.1)	0.8		0.8
Organic local-currency sales	12.5	11.0	9.4		11.5
Divestitures	(0.8)	—	(1.5)		(0.7)
Translation	0.5	3.7	6.2		2.5
Total sales change	12.2%	14.7%	14.1%		13.3%

Total sales change:
Safety and Industrial	12.8%	19.5%	11.6%		14.1%
Transportation and Electronics	13.5	14.2	21.0		15.0
Health Care	8.4	15.8	15.7		11.3
Consumer	13.0	9.7	13.9		12.5

Organic local-currency sales change:
Safety and Industrial	12.2%	14.1%	5.4%		11.0%
Transportation and Electronics	13.1	11.5	14.6		12.4
Health Care	10.5	10.7	14.3		11.4
Consumer	12.5	5.8	7.8		10.8
Additional information beyond what is included in the preceding table is as follows:
•In the Americas geographic area, U.S. total sales increased 10 percent which included increased organic-local currency sales of 11 percent. Total sales in Mexico increased 21 percent which included increased organic local-currency sales of 18 percent. In Canada, total sales increased 21 percent which included increased organic local-currency sales of 13 percent. In Brazil, total sales increased 25 percent which included increased organic local-currency sales of 29 percent.
•In the Asia Pacific geographic area, China total sales increased 21 percent which included increased organic local-currency sales of 15 percent. In Japan, total sales increased 4 percent which included increased organic local-currency sales of 5 percent.
Managing currency risks:
The weaker U.S. dollar had a positive impact on sales in the third quarter and first nine months of 2021 compared to the same periods last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the third quarter and positively impacted earnings in the first nine months of 2021 compared to the same periods last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency and hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:
3M generated $5.4 billion of operating cash flows in the first nine months of 2021, a decrease of $149 million when compared to the first nine months of 2020, with this decrease year-on-year primarily driven by working capital changes. Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2021, the Company purchased $1,261 million of its own stock, compared to $366 million of stock purchases in the first nine months of 2020. As of September 30, 2021, approximately $6.5 billion remained available under the authorization. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This marked the 63rd consecutive year of dividend increases for 3M. In May and August 2021, 3M’s Board of Directors declared a second and third quarter 2021 dividend of $1.48 per share for each quarter.
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
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended September 30,			Nine Months Ended September 30,
(Percent of net sales)	2021	2020	Change	2021	2020	Change
Cost of sales	54.3%	51.5%	2.8%	52.7%	51.7%	1.0%
Selling, general and administrative expenses (SG&A)	20.3	20.1	0.2	20.1	21.4	(1.3)
Research, development and related expenses (R&D)	5.4	5.5	(0.1)	5.7	6.0	(0.3)
Gain on sale of businesses	—	—	—	—	(1.6)	1.6
Operating income margin	20.0%	22.9%	(2.9)%	21.5%	22.5%	(1.0)%
3M expects global defined benefit pension and postretirement service cost expense in 2021 to increase by approximately $40 million pre-tax when compared to 2020, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year increase in defined benefit pension and postretirement service cost expense for the third quarter and first nine months of 2021 was approximately $9 million and $31 million, respectively.
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
Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the third quarter and first nine months of 2021 when compared to the same periods last year. Increases primarily related to higher raw material, logistics and outsourced manufacturing costs; increased adjustments to other environmental liabilities; and increased investments in sustainability. Cost of sales was also impacted by year-over-year changes in restructuring charges, net of restructuring benefits. Year-over-year cost increases were partially offset by lower COVID-related net impacts taken in the first nine months of 2021 versus the same period last year, including period expenses of unabsorbed manufacturing costs taken in 2020.
Selling, General and Administrative Expenses:
SG&A in dollars increased 8 percent and 7 percent in the third quarter and first nine months of 2021, respectively, when compared to the same period last year. These results reflect increased litigation-related costs and continued spending on key growth initiatives. SG&A was also impacted by year-over-year changes in restructuring charges, net of restructuring benefits. Cost increases were partially offset by the impact of the favorable decision of the Brazilian Supreme Court in the second quarter of 2021 regarding the calculation of past social taxes and ongoing general 3M cost management. Prior year also included a number of COVID-related net impacts as described in the Overview- Consideration of COVID-19 section above. As a percent of sales, SG&A increased in the third quarter and decreased in the first nine months of 2021 as a result of these factors.
Research, Development and Related Expenses:
R&D in dollars increased $21 million and $98 million in the third quarter and first nine months of 2021, respectively, when compared to the same period last year, as 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.
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
Interest expense (net of interest income) decreased for both the third quarter and the first nine months of 2021 compared to the same periods year-on-year. Interest expense includes an early debt extinguishment pre-tax charge in the first quarter of 2021.
The non-service pension and postretirement net benefit increased approximately $40 million and $123 million in the third quarter and first nine months of 2021, respectively, compared to the same period in 2020.
Provision for Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2021	2020	2021	2020
Effective tax rate	18.4%	21.5%	18.8%	20.1%
The effective tax rate for the third quarter of 2021 was 18.4 percent, compared to 21.5 percent in the third quarter of 2020, a decrease of 3.1 percentage points. The effective tax rate for the first nine months of 2021 was 18.8 percent compared to 20.1 percent in the first nine months of 2020 a decrease of 1.3 percentage points. The primary factor that decreased the Company’s effective tax rate was favorable adjustments in 2021 related to impacts of U.S. international tax provisions.

3M currently estimates its effective tax rate for 2021 to be approximately 18.5 to 19.5 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Income (loss) from unconsolidated subsidiaries, net of taxes	$4	$(1)	$7	$(1)
Income (loss) from unconsolidated subsidiaries, net of taxes, is primarily attributable to the Company’s ownership interest in Kindeva using the equity method of accounting following 3M’s divestiture of the drug delivery business in 2020.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2021	2020	2021	2020
Net income (loss) attributable to noncontrolling interest	$3	$4	$7	$3
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

Corporate and Unallocated operating expenses decreased in the third quarter and increased in first nine months of 2021, when compared to the same period last year.
Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of significant litigation-related charges/benefits, gain/loss on sale of businesses, and divestiture-related restructuring actions that are reflected in Corporate and Unallocated.
Other Corporate Expense - Net
Other corporate operating expenses, net, decreased in the third quarter and first nine months of 2021, respectively, when compared to the same period last year primarily due to a $91 million pre-tax benefit from the impact of the favorable decision of the Brazilian Supreme Court in the second quarter of 2021 regarding the calculation of past social taxes, continued lower overall corporate staff spending and first quarter 2020 charges related to equity securities (as discussed in the “Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis” section of Note 13), partially offset by increased legal and reserve adjustment costs.
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
Refer to 3M’s 2020 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.
Safety and Industrial Business:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (millions)	$3,235	$3,017	$9,816	$8,601
Sales change analysis:
Organic local-currency	6.1%		11.0%
Translation	1.1		3.1
Total sales change	7.2%		14.1%

Business segment operating income (millions)	$620	$774	$2,149	$2,091
Percent change	(19.9)%		2.8%
Percent of sales	19.2%	25.7%	21.9%	24.3%
Third quarter 2021 results:
Sales in Safety and Industrial totaled $3.2 billion, up 7.2 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.
On an organic local-currency sales basis:
•Sales increased in abrasives, industrial adhesives and tapes, electrical markets, closure and masking systems, and automotive aftermarket driven by continued robust industrial manufacturing activity along with prior year pandemic-related impacts.
•Sales declined in roofing granules and personal safety against strong comparisons from prior year and declines due to prior year's strong COVID-related respiratory demand.

Business segment operating income margins decreased year-on-year due to ongoing increases in raw materials, logistics and litigation-related costs along with manufacturing productivity impacts, partially offset by leverage on sales growth.
First nine months 2021 results:
Sales in Safety and Industrial totaled $9.8 billion, up 14.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.
On an organic local-currency sales basis:
•Sales increased in abrasives, industrial adhesives and tapes, automotive aftermarket, roofing granules, electrical markets, personal safety, and closure and masking systems.
•Growth was driven by improving general industrial manufacturing activity and other end-market demand along with pandemic-related respirator mask demand in the first quarter of 2021.
Business segment operating income margins decreased year-on-year due to rising raw materials, logistics and litigation-related costs along with manufacturing productivity impacts, partially offset by sales growth leverage.
Transportation and Electronics Business:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (millions)	$2,450	$2,316	$7,463	$6,492
Sales change analysis:
Organic local-currency	5.1%		12.4%
Translation	0.7		2.6
Total sales change	5.8%		15.0%

Business segment operating income (millions)	$465	$514	$1,602	$1,338
Percent change	(9.4)%		19.8%
Percent of sales	19.0%	22.2%	21.5%	20.6%
Third quarter 2021 results:
Sales in Transportation and Electronics totaled $2.5 billion, up 5.8 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.
On an organic local-currency sales basis:
•Sales increased in advanced materials, commercial solutions, automotive and aerospace and transportation safety; sales decreased in electronics.
•Sales increased in automotive and aerospace with year-on-year growth in car and light truck build rates as premium vehicle production increased where 3M has higher content per vehicle, a year-on-year increase in sell-in of 3M products versus change in build rate, and continued penetration gains into new platforms.
•Sales increased in commercial solutions, advanced materials and transportation safety from return to workplace trends.
•Sales decreased in electronics due to ongoing semiconductor constraints on customers and pandemic-related impacts.
Business segment operating income margins decreased year-on-year due to strong leverage on sales growth, more than offset by increases in raw materials and logistic costs along with manufacturing productivity impacts.
First nine months 2021 results:
Sales in Transportation and Electronics totaled $7.5 billion, up 15.0 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:
•Sales increased in automotive and aerospace, advanced materials, commercial solutions, electronics and transportation safety.
•Sales increased in automotive and aerospace from improving automotive-end market activity and increases in car and light truck builds and factors mentioned above relative to third quarter results.
•Sales increased in electronics due to strong demand in data center, semiconductor, interconnect and consumer electronics markets.
•Sales increased in commercial solutions, advanced materials and transportation safety due to increased advertising spend and return to workplace trends.
Business segment operating income margins increased year-on-year due to sales growth leverage and COVID impacts recognized on certain assets in 2020, partially offset by rising raw materials and logistic costs along with manufacturing productivity impacts.
Health Care Business:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (millions)	$2,249	$2,160	$6,775	$6,087
Sales change analysis:
Organic local-currency	3.3%		11.4%
Divestitures	—		(2.7)
Translation	0.8		2.6
Total sales change	4.1%		11.3%

Business segment operating income (millions)	$529	$493	$1,614	$1,246
Percent change	7.2%		29.6%
Percent of sales	23.5%	22.8%	23.8%	20.5%
Third quarter 2021 results:
Sales in Health Care totaled $2.2 billion, up 4.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.
On an organic local-currency sales basis:
•Sales increased in food safety, oral care, health information systems and separation and purification; sales declined in medical solutions.
•Sales increased in oral care as dental procedures continued to be near pre-COVID levels, in food safety as food service activity returned, and in separation and purification due to ongoing demand for biopharma filtration solutions for COVID-related vaccine and therapeutics.
•Sales increased in health information systems driven by strong growth in clinician solutions.
•Sales decreased in medical solutions due to the continued decline in demand for COVID-related respirators along with the pace of hospital elective procedure volumes coming in at the low end of industry expectations.
Business segment operating income margins increased year-on-year due to leverage on sales growth, partially offset by increasing raw materials and logistics costs, manufacturing productivity impacts, along with increased investments in growth.
First nine months 2021 results:
Sales in Health Care totaled $6.8 billion, up 11.3 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:
•Sales increased in oral care, separation and purification, food safety, health information systems, and medical solutions.
•Sales increased in oral care driven by higher year-on-year dental procedures and in separation and purification from continued high demand for biopharma filtration solutions for COVID-related vaccine and therapeutic development and manufacturing.
•Sales increased in medical solutions from rising elective procedure volumes in the first six months of 2021 and strong respirator demand in the first quarter of 2021.
•Sales increased in health information systems due to improving hospital information technology investments.
Divestitures:
•In May 2020, 3M completed the sale of substantially all of its drug delivery business.
Business segment operating income margins increased year-on-year due to sales growth leverage, partially offset by supply chain disruptions, rising raw materials and logistics costs, manufacturing productivity impacts, and increased investments in growth.
Consumer Business:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales (millions)	$1,525	$1,412	$4,380	$3,893
Sales change analysis:
Organic local-currency	7.6%		10.8%
Translation	0.5		1.7
Total sales change	8.1%		12.5%

Business segment operating income (millions)	$332	$343	$932	$886
Percent change	(3.3)%		5.2%
Percent of sales	21.7%	24.3%	21.3%	22.7%
Third quarter 2021 results:
Sales in Consumer totaled $1.5 billion, up 8.1 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.
On an organic local-currency sales basis:
•Sales increased in stationery and office, consumer health and safety, home improvement and home care.
•Sales increased in stationery and office supplies as the business laps last year’s COVID-related comparisons and due to a strong back-to-school consumer demand and holiday-related sell-in for Scotch®-branded packaging and shipping products, Post-it®-solutions and Scotch®-branded home and office tapes.
•Sales increased in consumer health and safety as last year’s COVID-related impacts are lapped.
•Sales increased in home improvement as the business continued to experience strong demand in many of our category leading franchises particularly for CommandTM adhesives and FiltreteTM air quality solutions.
•Sales increased in home care due to continued strength in home cleaning.
Business segment operating income margins decreased year-on-year as a result of increased costs for raw materials, logistics and outsourced hardgoods manufacturing costs that more than offset leverage from sales growth.
First nine months 2021 results:
Sales in Consumer totaled $4.4 billion, up of 12.5 percent in U.S. dollars. Organic local-currency and other sales change elements are included in the table above.

On an organic local-currency sales basis:
•Sales increased in stationery and office, home improvement, consumer health and safety and home care.
•Sales increased in home improvement driven by continued strength in home improvement with strong demand for CommandTM adhesives, FiltreteTM air quality solutions, MeguiarsTM auto care and Scotch BlueTM painter’s tape.
•Sales increased in stationery and office supplies from ongoing strength in consumer demand for packaging and shipping products, Post-it®-solutions and Scotch® brand office tapes as the business laps last year’s COVID-related comparisons.
•Sales also increased in consumer health and safety as the global economy impacted by COVID continues to evolve versus 2020 and in home care due to consumer demand for home cleaning products and solutions.
Business segment operating income margins decreased year-on-year as a result of rising raw materials, logistics and outsourced hardgoods manufacturing costs, and higher investments in advertising and merchandising, partially offset by sales growth leverage.
FINANCIAL CONDITION AND LIQUIDITY
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. Organic investments will be supplemented by complementary acquisitions. The Company also continues to actively manage its portfolio to maximize value for shareholders. 3M repurchased shares in the first nine months of 2021, after having suspended repurchases under its board-approved share repurchase program (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M’s 2020 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.
3M maintains a strong liquidity profile. The company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at September 30, 2021 and December 31, 2020.
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
The Company’s total debt was $630 million lower at September 30, 2021 when compared to December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption via make-whole call offers of $450 million in debt. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section. As discussed in Note 10, during the second and third quarters of 2021, 3M entered into interest rate swaps that converted part of the Company’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA stated it will cease publication of certain LIBOR rates after December 31, 2021. USD LIBOR rates that do not cease on December 31, 2021 will continue to be published through June 30, 2023. The Company has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the transition period.

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
As of September 30, 2021, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Additionally, the August 2019 and March 2020 debt was issued under the WKSI shelf registration, but not as part of the medium-term notes program (Series F). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 of 3M’s 2020 Annual Report on Form 10-K.
The Company has a $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2020 with an expiration date of November 2021. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans with a maturity date one year later. These credit facilities were undrawn at September 30, 2021. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2021, this ratio was approximately 19 to 1. Debt covenants do not restrict the payment of dividends.
The Company also had $268 million in stand-alone letters of credit and bank guarantees issued and outstanding at September 30, 2021. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At September 30, 2021, 3M had $5.8 billion of cash, cash equivalents and marketable securities, of which approximately $4.9 billion was held by the Company’s foreign subsidiaries and approximately $0.9 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2020, 3M had $5.1 billion of cash, cash equivalents and marketable securities, of which approximately $2.8 billion was held by the Company’s foreign subsidiaries and $2.3 billion was held by the United States. The increase from December 31, 2020 primarily resulted from strong cash flow from operations offset by ongoing dividend payments, purchases of treasury stock, capital expenditures, and the March 2021 early redemption via make-whole call offers of $450 million in debt.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2021 and December 31, 2020.

(Millions)	September 30, 2021	December 31, 2020	Change
Total debt	$18,165	$18,795	$(630)
Less: Cash, cash equivalents and marketable securities	5,763	5,068	695
Net debt (non-GAAP measure)	$12,402	$13,727	$(1,325)
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
Working capital (non-GAAP measure):

(Millions)	September 30, 2021	December 31, 2020	Change
Current assets	$16,426	$14,982	$1,444
Less: Current liabilities	9,635	7,948	1,687
Working capital (non-GAAP measure)	$6,791	$7,034	$(243)
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
Working capital decreased $0.2 billion compared with December 31, 2020. Balance changes in current assets increased working capital by $1.4 billion, driven largely by increases in inventory, marketable securities and accounts receivable. Balance changes in current liabilities decreased working capital by $1.7 billion, primarily due to increases in current-portion of long-term debt and accounts payable.
Accounts receivable increased $211 million and inventory increased $711 million, respectively, from December 31, 2020, primarily as a result of increased sequential sales and related operating activity from that of late 2020 partially offset by foreign currency translation impacts. Current portion of long-term debt increased based on underlying debt maturities while accounts payable also increased as a result of increased sequential operating activity from that of late 2020 partially offset by foreign currency translation impacts.
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

Cash Flows from Operating Activities:

	Nine months ended September 30,
(Millions)	2021	2020
Net income including noncontrolling interest	$4,589	$4,047
Depreciation and amortization	1,408	1,413
Company pension and postretirement contributions	(121)	(122)
Company pension and postretirement expense	137	232
Stock-based compensation expense	227	216
Gain on sale of businesses	—	(389)
Income taxes (deferred and accrued income taxes)	(196)	89
Accounts receivable	(324)	113
Inventories	(823)	43
Accounts payable	340	(48)
Other — net	212	4
Net cash provided by (used in) operating activities	$5,449	$5,598
Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences and other items can significantly impact cash flows.
In the first nine months of 2021, cash flows provided by operating activities decreased $149 million compared to the same period last year, with this decrease primarily due to working capital changes and the timing of income tax payments offset by higher net income year-on-year. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $807 million and increased operating cash flow by $108 million in the first nine months of 2021 and 2020, respectively. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.
Cash Flows from Investing Activities:

	Nine months ended September 30,
(Millions)	2021	2020
Purchases of property, plant and equipment (PP&E)	$(1,047)	$(1,079)
Proceeds from sale of PP&E and other assets	44	29
Acquisitions, net of cash acquired	—	(25)
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(447)	170
Proceeds from sale of businesses, net of cash sold	—	576
Other — net	18	8
Net cash provided by (used in) investing activities	$(1,432)	$(321)
Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2021 capital spending to be approximately $1.5 billion to $1.6 billion as 3M continues to invest in growth, productivity and sustainability. In 2020, 3M reduced overall spending in light of uncertainty regarding COVID-19—resulting in full year capital spending of $1.5 billion—but continued to invest in expanding the Company’s ability to increase production of respiratory products to meet worldwide demand.
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
Cash Flows from Financing Activities:

	Nine months ended September 30,
(Millions)	2021	2020
Change in short-term debt — net	$4	$(138)
Repayment of debt (maturities greater than 90 days)	(450)	(2,477)
Proceeds from debt (maturities greater than 90 days)	1	1,745
Total cash change in debt	(445)	(870)
Purchases of treasury stock	(1,261)	(366)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	566	325
Dividends paid to shareholders	(2,572)	(2,540)
Other — net	(21)	(47)
Net cash provided by (used in) financing activities	$(3,733)	$(3,498)
Total debt was approximately $18.2 billion at September 30, 2021 and $18.8 billion at December 31, 2020. Decreases in debt were largely due to the March 2021 early redemption of $450 million in debt maturing in 2022 via make-whole call offers. The Company had no commercial paper outstanding at September 30, 2021 and December 31, 2020. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2020 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 5 in 3M’s 2020 Annual Report on Form 10-K.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2021, the Company purchased $1.3 billion of its own stock. 3M repurchased shares, after having suspended repurchases (with other repurchase activity limited to 3M’s stock compensation plans) in the first quarter of 2020. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends each year since 1916. In February 2021, 3M’s Board of Directors declared a first-quarter 2021 dividend of $1.48 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.92 per share and marked the 63rd consecutive year of dividend increases. In May and August 2021, 3M’s Board of Directors declared a second and third quarter 2021 dividend of $1.48 per share for each quarter.
Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in overdraft balances, and principal payments for finance leases.

Free Cash Flow (non-GAAP measure):
Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. Free cash flow and free cash flow conversion vary across quarters throughout the year. Below find a recap of free cash flow and free cash flow conversion.
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

	Nine months ended September 30,
(Millions)	2021	2020
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$5,449	$5,598
Net cash provided by (used in) investing activities	(1,432)	(321)
Net cash provided by (used in) financing activities	(3,733)	(3,498)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$5,449	$5,598
Purchases of property, plant and equipment	(1,047)	(1,079)
Free cash flow	4,402	4,519
Net income attributable to 3M	$4,582	$4,044
Free cash flow conversion	96%	112%
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
•tax liabilities and effects of changes in tax rates, laws or regulations, and
•legal and regulatory proceedings, legal compliance risks (including third-party risks) with regards to environmental, product liability and other laws and regulations in the United States and other countries in which we operate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2020 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2021. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2021
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
3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the adoption of remote working, and government-ordered vaccine mandates, have impacted and will continue to impact 3M’s operations. In these challenging and dynamic circumstances, 3M continues to work to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of approximately 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these COVID-related factors have increased demand for certain 3M products, while others have decreased demand from certain end markets or could make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. As economies start to reopen in certain parts of the world, workplace safety, for the Company and others, will increasingly become a focus of concern. As part of the return to work process at the Company, the Company could face additional privacy and data security risks in various countries related to the collection of data regarding employees and contractors with respect to COVID-19 testing, temperature checks, contact tracing, and vaccination status. Due to the speed and scope with which the COVID situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.
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
* The Company’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials, energy, and labor due to shortages, increased demand and wages, logistics, supply chain interruptions, manufacturing site disruptions, natural disasters and other disruptive factors.
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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2021	582	$176.96	—	$7,753
February 1 - 28, 2021	494,988	177.92	493,702	7,665
March 1 - 31, 2021	669,754	187.05	669,754	7,540
January 1 - March 31, 2021	1,165,324	183.17	1,163,456	7,540
April 1 - 30, 2021	556,060	197.41	556,060	7,430
May 1 - 31, 2021	844,500	202.50	844,500	7,259
June 1 - 30, 2021	1,097,327	199.03	1,097,327	7,041
April 1 - June 30, 2021	2,497,887	199.84	2,497,887	7,041
January 1 - June 30, 2021	3,663,211	194.54	3,661,343	7,041
July 1 - 31, 2021	387,011	199.54	387,011	6,964
August 1 - 31, 2021	444,821	197.32	444,821	6,876
September 1 - 30, 2021	2,180,441	181.88	2,180,441	6,479
July 1 - September 30, 2021	3,012,273	186.43	3,012,273	6,479
January 1 - September 30, 2021	6,675,484	190.88	6,673,616	6,479
____________________
(1)The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.
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

Date: October 26, 2021
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)