Form 10-Q
period 2022-03-31
3M CO
filed 2022-04-26
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2022
Common Stock, $0.01 par value per share	569,058,849 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended March 31, 2022

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2022
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2022	2021
Net sales	$8,829	$8,851

Operating expenses
Cost of sales	4,826	4,525
Selling, general and administrative expenses	1,882	1,808
Research, development and related expenses	480	524
Total operating expenses	7,188	6,857
Operating income	1,641	1,994

Other expense (income), net	38	49

Income before income taxes	1,603	1,945
Provision for income taxes	302	319
Income of consolidated group	1,301	1,626

Income (loss) from unconsolidated subsidiaries, net of taxes	2	1
Net income including noncontrolling interest	1,303	1,627

Less: Net income (loss) attributable to noncontrolling interest	4	3

Net income attributable to 3M	$1,299	$1,624

Weighted average 3M common shares outstanding — basic	572.3	580.5
Earnings per share attributable to 3M common shareholders — basic	$2.27	$2.80

Weighted average 3M common shares outstanding — diluted	575.0	586.3
Earnings per share attributable to 3M common shareholders — diluted	$2.26	$2.77
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Millions)	2022	2021
Net income including noncontrolling interest	$1,303	$1,627
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(171)	(222)
Defined benefit pension and postretirement plans adjustment	87	119
Cash flow hedging instruments	(1)	58
Total other comprehensive income (loss), net of tax	(85)	(45)
Comprehensive income (loss) including noncontrolling interest	1,218	1,582
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(4)
Comprehensive income (loss) attributable to 3M	$1,215	$1,578
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,247	$4,564
Marketable securities — current	112	201
Accounts receivable — net of allowances of $209 and $189	4,815	4,660
Inventories
Finished goods	2,337	2,196
Work in process	1,669	1,577
Raw materials and supplies	1,284	1,212
Total inventories	5,290	4,985
Prepaids	561	654
Other current assets	427	339
Total current assets	14,452	15,403
Property, plant and equipment	27,157	27,213
Less: Accumulated depreciation	(17,768)	(17,784)
Property, plant and equipment — net	9,389	9,429
Operating lease right of use assets	865	858
Goodwill	13,368	13,486
Intangible assets — net	5,141	5,288
Other assets	2,640	2,608
Total assets	$45,855	$47,072
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,877	$1,307
Accounts payable	3,164	2,994
Accrued payroll	638	1,020
Accrued income taxes	274	260
Operating lease liabilities — current	261	263
Other current liabilities	2,938	3,191
Total current liabilities	9,152	9,035
Long-term debt	14,801	16,056
Pension and postretirement benefits	2,792	2,870
Operating lease liabilities	608	591
Other liabilities	3,498	3,403
Total liabilities	30,851	31,955
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - March 31, 2022: 569,058,849
Shares outstanding - December 31, 2021: 571,845,478
Additional paid-in capital	6,559	6,429
Retained earnings	46,056	45,821
Treasury stock, at cost:	(30,860)	(30,463)
Shares at March 31, 2022: 374,974,207
Shares at December 31, 2021: 372,187,578
Accumulated other comprehensive income (loss)	(6,834)	(6,750)
Total 3M Company shareholders’ equity	14,930	15,046
Noncontrolling interest	74	71
Total equity	15,004	15,117
Total liabilities and equity	$45,855	$47,072
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2022	2021
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,303	$1,627
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	459	460
Company pension and postretirement contributions	(42)	(47)
Company pension and postretirement expense	43	47
Stock-based compensation expense	135	131
Gain on sale of businesses	—	—
Deferred income taxes	(49)	16
Changes in assets and liabilities
Accounts receivable	(189)	(205)
Inventories	(319)	(304)
Accounts payable	261	155
Accrued income taxes (current and long-term)	179	42
Other — net	(770)	(234)
Net cash provided by (used in) operating activities	1,011	1,688

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(424)	(310)
Proceeds from sale of PP&E and other assets	56	32
Acquisitions, net of cash acquired	—	—
Purchases of marketable securities and investments	(125)	(428)
Proceeds from maturities and sale of marketable securities and investments	217	318
Proceeds from sale of businesses, net of cash sold	13	—
Other — net	—	19
Net cash provided by (used in) investing activities	(263)	(369)

Cash Flows from Financing Activities
Change in short-term debt — net	(5)	6
Repayment of debt (maturities greater than 90 days)	(579)	(450)
Proceeds from debt (maturities greater than 90 days)	—	—
Purchases of treasury stock	(773)	(231)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	164	293
Dividends paid to shareholders	(852)	(858)
Other — net	(9)	(11)
Net cash provided by (used in) financing activities	(2,054)	(1,251)

Effect of exchange rate changes on cash and cash equivalents	(11)	(66)

Net increase (decrease) in cash and cash equivalents	(1,317)	2
Cash and cash equivalents at beginning of year	4,564	4,634
Cash and cash equivalents at end of period	$3,247	$4,636
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its most recent Annual Report on Form 10-K.
Effective in the first quarter of 2022, 3M made changes in the measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16. 3M's disclosed disaggregated revenue was also updated as a result of the changes in segment reporting. See additional information in Note 2. Information provided herein reflects the impact of these changes for all periods presented.
Consolidation and foreign currency translation
Local currencies generally are considered the functional currencies outside the United States with the exception of 3M’s subsidiaries in Argentina, the economy of which is considered highly inflationary and, accordingly, the financial statements of these subsidiaries are remeasured as if their functional currency is that of their parent. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at average monthly currency exchange rates in effect during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

3M has subsidiaries in Turkey. Based on underlying indices, Turkey’s cumulative three-year inflation rate exceeded 100 percent in the first quarter of 2022, thus being considered highly inflationary. As a result, the financial statements of the Turkish subsidiaries will be remeasured as if their functional currency were that of their parent, starting in the second quarter of 2022. The operating income and balances of underlying net monetary assets denominated in Turkish lira are not material to 3M.

Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 23.1 million average options for the three months ended March 31, 2022 and 8.7 million average options for the three months ended March 31, 2021. The computations for basic and diluted earnings per share follow:
Earnings Per Share Computations

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2022	2021
Numerator:
Net income attributable to 3M	$1,299	$1,624

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	572.3	580.5
Dilution associated with the Company’s stock-based compensation plans	2.7	5.8
Denominator for weighted average 3M common shares outstanding – diluted	575.0	586.3

Earnings per share attributable to 3M common shareholders – basic	$2.27	$2.80
Earnings per share attributable to 3M common shareholders – diluted	$2.26	$2.77
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of March 31, 2022 and December 31, 2021 was $549 million and $529 million, respectively. Approximately $200 million of the December 31, 2021 balance was recognized as revenue during the three months ended March 31, 2022, while approximately $180 million of the December 31, 2020 balance was recognized as revenue during the three months ended March 31, 2021.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $136 million during the three months ended March 31, 2022 and $140 million during the three months ended March 31, 2021.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended March 31,
Net Sales (Millions)	2022	2021
Abrasives	$329	$323
Automotive Aftermarket	295	294
Closure and Masking Systems	258	243
Electrical Markets	309	301
Industrial Adhesives and Tapes	621	598
Personal Safety	1,127	1,229
Roofing Granules	112	108
Other Safety and Industrial	—	3
Total Safety and Industrial Business Segment	3,051	3,099

Advanced Materials	305	315
Automotive and Aerospace	460	488
Commercial Solutions	454	427
Electronics	923	951
Transportation Safety	198	215
Total Transportation and Electronics Business Segment	2,340	2,396

Food Safety	92	87
Health Information Systems	300	289
Medical Solutions	1,128	1,093
Oral Care	354	360
Separation and Purification Sciences	250	240
Total Health Care Business Group	2,124	2,069

Consumer Health and Safety	161	144
Home Care	274	272
Home Improvement	609	604
Stationery and Office	269	268
Other Consumer	—	1
Total Consumer Business Group	1,313	1,289

Corporate and Unallocated	1	(2)
Total Company	$8,829	$8,851

	Three months ended March 31,
Net Sales (Millions)	2022	2021
Americas	$4,438	$4,328
Asia Pacific	2,770	2,769
Europe, Middle East and Africa	1,621	1,755
Other Unallocated	—	(1)
Worldwide	$8,829	$8,851
Americas included United States net sales to customers of $3.6 billion for the three months ended March 31, 2022 and $3.6 billion for the three months ended March 31, 2021.

NOTE 3. Acquisitions and Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K for more information on relevant pre-2022 acquisitions and divestitures.
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
2022 acquisitions:
There were no acquisitions that closed during the three months ended March 31, 2022.
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
2022 divestitures and previously announced divestitures:
In March 2022, 3M completed the sale of its floor products business in Western Europe, formerly part of the Consumer business, for immaterial proceeds that approximated the business's book value.
In December 2021, 3M entered into agreements with Neogen Corporation pursuant to which 3M will separate its Food Safety Division business (part of the Health Care business) and combine it with Neogen in a transaction that is intended to be tax-efficient to 3M and its shareholders for U.S. federal income tax purposes. Under the terms of the agreements, which involve a tax-free Reverse Morris Trust, the Food Safety business will be spun-off or split-off to 3M shareholders and simultaneously merged with Neogen. Existing Neogen shareholders will continue to own approximately 49.9% of the combined company and 3M shareholders will receive approximately 50.1% of the combined company. In connection with the transaction, the Food Safety business will incur new debt and fund to 3M consideration valued at approximately $1 billion, subject to closing and other adjustments. The transaction is expected to close by the end of the third quarter of 2022, subject to approval by Neogen shareholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions. Net sales information relative to the Food Safety Division is included in Note 2. Due to factors such as the potential nature of the transaction and underlying approvals, the Food Safety business is not considered held for sale as of March 31, 2022.
Operating income and held for sale amounts:
The aggregate operating income of these businesses included in 3M's consolidated results, including the announced divestitures, for the first three months of 2021 and 2022 was approximately $30 million and $30 million respectively. The amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as December 31, 2021 were not material.

NOTE 4. Goodwill and Intangible Assets
There was no goodwill recorded from acquisitions during the first three months of 2022. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2021 and March 31, 2022, follow:
Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2021	$4,622	$1,825	$6,786	$253	$13,486
Translation and other	(17)	(12)	(85)	(4)	(118)
Balance as of March 31, 2022	$4,605	$1,813	$6,701	$249	$13,368
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
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of March 31, 2022, and December 31, 2021, follow:

(Millions)	March 31, 2022	December 31, 2021
Customer related intangible assets	$4,179	$4,216
Patents	510	513
Other technology-based intangible assets	2,105	2,111
Definite-lived tradenames	1,170	1,171
Other amortizable intangible assets	94	105
Total gross carrying amount	8,058	8,116

Accumulated amortization — customer related	(1,653)	(1,616)
Accumulated amortization — patents	(500)	(500)
Accumulated amortization — other technology-based	(886)	(839)
Accumulated amortization — definite-lived tradenames	(462)	(447)
Accumulated amortization — other	(67)	(79)
Total accumulated amortization	(3,568)	(3,481)

Total finite-lived intangible assets — net	4,490	4,635

Non-amortizable intangible assets (primarily tradenames)	651	653
Total intangible assets — net	$5,141	$5,288
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense for the three months ended March 31, 2022 and 2021 follows:

	Three months ended March 31,
(Millions)	2022	2021
Amortization expense	$131	$133

Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2022:

(Millions)	Remainder of 2022	2023	2024	2025	2026	2027	After 2027
Amortization expense	$378	$483	$455	$425	$418	$391	$1,940
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
NOTE 5. Restructuring Actions
2022 and 2021 Restructuring Actions:
Operational/Marketing Capability Restructuring:
As described in Note 5 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K, in late 2020, 3M announced it would undertake certain actions beginning in the fourth quarter of 2020 to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. In 2021, management approved and committed to undertake additional actions under this initiative resulting in a 2021 pre-tax charge of $124 million. In the first quarter of 2022, management approved and committed to undertake the remaining actions under this initiative resulting in a pre-tax charge of $18 million. This initiative, begun in 2020 and ending with committed first quarter 2022 actions, impacted approximately 3,100 positions worldwide with a pre-tax charge of approximately $280 million over that period. The related restructuring charges for periods presented were recorded in the income statement as follows:

	Three months ended March 31,
(Millions)	2022	2021
Cost of sales	$—	$1
Selling, general and administrative expenses	12	9
Research, development and related expenses	6	4
Total operating income impact	$18	$14
The business segment operating income impact of these restructuring charges is summarized as follows:

	Three months ended March 31,
	Employee-Related
(Millions)	2022	2021
Safety and Industrial	$2	$2
Transportation and Electronics	4	3
Health Care	2	1
Consumer	2	1
Corporate and Unallocated	8	7
Total Operating Expense	$18	$14
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2021	$87
Incremental expense incurred in the first quarter of 2022	18
Cash payments	(53)
Adjustments	(8)
Accrued restructuring action balances as of March 31, 2022	$44

NOTE 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended March 31,
(Millions)	2022	2021
Interest expense	$113	$132
Interest income	(8)	(4)
Pension and postretirement net periodic benefit cost (benefit)	(67)	(79)
Total	$38	$49
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
NOTE 7. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $1.49 and $1.48 per share for the first quarter of 2022 and 2021, respectively.
Consolidated Changes in Equity
Three months ended March 31, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	1,303		1,299			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(171)				(170)	(1)
Defined benefit pension and post-retirement plans adjustment	87				87
Cash flow hedging instruments	(1)				(1)
Total other comprehensive income (loss), net of tax	(85)
Dividends declared	(852)		(852)
Stock-based compensation	130	130
Reacquired stock	(773)			(773)
Issuances pursuant to stock option and benefit plans	164		(212)	376
Balance at March 31, 2022	$15,004	$6,568	$46,056	$(30,860)	$(6,834)	$74

Three months ended March 31, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64
Net income	1,627		1,624			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(222)				(223)	1
Defined benefit pension and post-retirement plans adjustment	119				119
Cash flow hedging instruments	58				58
Total other comprehensive income (loss), net of tax	(45)
Dividends declared	(858)		(858)
Stock-based compensation	121	121
Reacquired stock	(243)			(243)
Issuances pursuant to stock option and benefit plans	295		(332)	627
Balance at March 31, 2021	$13,828	$6,292	$44,255	$(29,020)	$(7,767)	$68
Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended March 31, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(150)	—	6	(144)
Amounts reclassified out	—	115	(7)	108
Total other comprehensive income (loss), before tax	(150)	115	(1)	(36)
Tax effect	(20)	(28)	—	(48)
Total other comprehensive income (loss), net of tax	(170)	87	(1)	(84)
Balance at March 31, 2022, net of tax:	$(2,113)	$(4,666)	$(55)	$(6,834)
Three months ended March 31, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(176)	—	66	(110)
Amounts reclassified out	—	159	9	168
Total other comprehensive income (loss), before tax	(176)	159	75	58
Tax effect	(47)	(40)	(17)	(104)
Total other comprehensive income (loss), net of tax	(223)	119	58	(46)
Balance at March 31, 2021, net of tax:	$(1,673)	$(5,979)	$(115)	$(7,767)

Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.
Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
	Three months ended March 31,
(Millions)	2022	2021
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$—	$—	Other (expense) income, net
Prior service benefit	13	15	Other (expense) income, net
Net actuarial loss	(127)	(173)	Other (expense) income, net
Curtailments/Settlements	(1)	(1)	Other (expense) income, net
Total before tax	(115)	(159)
Tax effect	28	40	Provision for income taxes
Net of tax	(87)	(119)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	9	(7)	Cost of sales
Interest rate contracts	(2)	(2)	Interest expense
Total before tax	7	(9)
Tax effect	(2)	2	Provision for income taxes
Net of tax	5	(7)
Total reclassifications for the period, net of tax	$(82)	$(126)
NOTE 8. Income Taxes
The effective tax rate for the first quarter of 2022 was 18.8 percent, compared to 16.4 percent in the first quarter of 2021, an increase of 2.4 percentage points. The primary factor that increased the Company’s effective tax rate included adjustments to reserves for uncertain tax positions.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2022 and December 31, 2021 are $1,150 million and $1,112 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of March 31, 2022 and December 31, 2021, the Company had valuation allowances of $141 million and $142 million on its deferred tax assets, respectively.

NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2022	December 31, 2021
Commercial paper	$35	$109
Certificates of deposit/time deposits	24	14
U.S. treasury securities	50	75
U.S. municipal securities	3	3
Current marketable securities	112	201

U.S. municipal securities	27	27
Non-current marketable securities	27	27

Total marketable securities	$139	$228
At March 31, 2022 and December 31, 2021, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at March 31, 2022 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2022
Due in one year or less	$112
Due after one year through five years	15
Due after five years through ten years	12
Total marketable securities	$139
NOTE 10. Long-Term Debt and Short-Term Borrowings
In February 2022, 3M repaid 500 million euros aggregate principal amount of fixed-rate medium-term notes that matured.
2021 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 5 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K.
The Company had no commercial paper outstanding at March 31, 2022 and December 31, 2021.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2022. The maturities of long-term debt for the periods subsequent to March 31, 2022 are as follows (in millions):

Remainder of 2022	2023	2024	2025	2026	2027	After 2027	Total
$723	$1,908	$1,100	$1,793	$1,468	$845	$8,836	$16,673

NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2022 and 2021 follow:
Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2022	2021	2022	2021	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$64	$72	$35	$42	$11	$12
Non-operating expense
Interest cost	104	90	32	25	13	11
Expected return on plan assets	(241)	(264)	(72)	(81)	(18)	(19)
Amortization of transition asset	—	—	—	—	—	—
Amortization of prior service benefit	(6)	(6)	—	(1)	(7)	(8)
Amortization of net actuarial loss	106	132	11	27	10	14
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	1
Total non-operating expense (benefit)	(37)	(48)	(29)	(30)	(1)	(1)
Total net periodic benefit cost (benefit)	$27	$24	$6	$12	$10	$11
For the three months ended March 31, 2022 contributions totaling $41 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. For total year 2022, the Company expects to contribute in the range of $100 million to $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
NOTE 12. Derivatives
The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. Note 14 to the Consolidated Financial Statements in 3M's 2021 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•Fair value of derivative instruments is included in Note 13.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K.
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

Cash Flow Hedges:
As of March 31, 2022, the Company had a balance of $55 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $98 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of March 31, 2022, of the total after-tax net unrealized balance as of March 31, 2022, 3M expects to reclassify approximately $19 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months ended March 31,
(Millions)	2022	2021
Foreign currency forward/option contracts	$6	$66
Interest rate contracts	—	—
Total	$6	$66
Fair Value Hedges:
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Short-term borrowings and current portion of long-term debt	$—	$—	$—	$—
Long-term debt	949	997	(52)	(4)
Total	$949	$997	$(52)	$(4)
Net Investment Hedges:
At March 31, 2022, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 2.4 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2022 to 2031.
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

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income
	Three months ended March 31,
(Millions)	2022	2021
Foreign currency denominated debt	$59	$167
Foreign currency forward contracts	2	2
Total	$61	$169

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

	Location and Amount of Gain (Loss) Recognized in Income
	Three months ended March 31,
	Cost of sales		Other expense (income), net
(Millions)	2022	2021	2022	2021
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of derivatives are recorded	$4,826	$4,525	$38	$49
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	9	(7)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(2)	(2)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	48	2
Derivatives designated as hedging instruments	—	—	(48)	(2)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(20)	—	25	22

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	1,835	1,768	Other current assets	$58	$54	Other current liabilities	$25	$19
Foreign currency forward/option contracts	807	800	Other assets	41	41	Other liabilities	3	1
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	57	9
Total derivatives designated as hedging instruments				99	95		85	29

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	4,465	3,731	Other current assets	13	24	Other current liabilities	27	4
Total derivatives not designated as hedging instruments				13	24		27	4

Total derivative instruments				$112	$119		$112	$33
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives subject to master netting agreements	$112	$119	$40	$25	$—	$—	$72	$94
Derivatives not subject to master netting agreements	—	—					—	—
Total	$112	$119					$72	$94
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivatives subject to master netting agreements	$110	$33	$40	$25	$—	$—	$70	$8
Derivatives not subject to master netting agreements	2	—					2	—
Total	$112	$33					$72	$8
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $17 million and decreased pre-tax income by approximately $10 million for the three months ended March 31, 2022 and 2021, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
NOTE 13. Fair Value Measurements
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis.
In addition to the information above, refer to Note 15 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	35	109	—	—	35	109	—	—
Certificates of deposit/time deposits	24	14	—	—	24	14	—	—
U.S. treasury securities	50	75	50	75	—	—	—	—
U.S. municipal securities	30	30	—	—	—	—	30	30
Derivative instruments — assets:
Foreign currency forward/option contracts	112	119	—	—	112	119	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	55	24	—	—	55	24	—	—
Interest rate contracts	57	9	—	—	57	9	—	—
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only	Three months ended March 31,
(Millions)	2022	2021
Beginning balance	$30	$34
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	—	—
Sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$30	$34
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022		December 31, 2021
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$14,801	$15,076	$16,056	$17,601
The fair values reflected above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries. A number of 3M’s fixed-rate bonds were trading at a premium at March 31, 2022 and December 31, 2021 due to the lower interest rates and tighter credit spreads compared to issuance levels.
NOTE 14. Commitments and Contingencies
Legal Proceedings:
The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings include, but are not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws, securities, and environmental laws in the United States and other jurisdictions. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation
As of March 31, 2022, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,012 individual claimants, compared to approximately 3,876 individual claimants with actions pending December 31, 2021.
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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first three months of 2022 for respirator mask/asbestos liabilities by $14 million. In the first three months of 2022, the Company made payments for legal defense costs and settlements of $28 million related to the respirator mask/asbestos litigation. As of March 31, 2022, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $626 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of March 31, 2022, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products.
As of March 31, 2022, Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace.
As of March 31, 2022, the Company, through its Aearo subsidiary, had accruals of $41 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. This accrual represents the Company’s best estimate of Aearo’s probable loss and reflects an estimation period for future claims that may be filed against Aearo approaching the year 2050. The accrual reflects the Company’s assessment of pending and expected lawsuits, its review of its respirator mask/asbestos liabilities, and the cost of resolving claims of persons who claim more serious injuries. Responsibility for legal costs, as well as for settlements and judgments, is currently shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff.
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
Safety measures – wastewater discharge. In August 2021, the Flemish Government served 3M Belgium with a notice of intent to impose a safety measure (wastewater discharge stoppage) and issued an infraction report alleging permit and/or legal violations in connection with the discharge of certain specific PFAS compounds for alleged lack of specific authorization. Following discussions with the government officials, 3M Belgium implemented a focused safety measure that would allow continued production activities and plans to contest through appeal the underlying legal and factual basis for the safety measure. Separately, the permitting authority has initiated a process to tighten the wastewater discharge limits immediately. In October 2021, the Province of Antwerp adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. The action by the Province was timely appealed and a hearing on the appeal was held in January 2022. The Flemish Regional Environmental Permit Commission subsequently issued a recommendation that the appeal be denied and that lower limits on PFAS compounds be imposed immediately. In March 2022, the Flemish Minister of the Environment issued an order denying 3M Belgium’s appeal of the discharge permit modification, and a subsequent request for emergency suspension of the permit modification was also denied. 3M Belgium is complying with the modified discharge permit and is engaging in discussions with enforcement authorities to reconcile the new permit modification with certain pre-existing Flemish government environmental orders that require PFAS treatment. Certain non-PFAS manufacturing operations continue under enforcement discretion. The current wastewater discharge permit is scheduled to expire at the end of June 2022; 3M Belgium has applied for renewal and is in discussions with the authority regarding the applicability of the modified discharge limits and other terms in a new permit. The adverse ruling on the appeal restricts the discharge of wastewater under the special condition noted above, which has resulted in continued idling of certain processes that materially and adversely impacts the facility’s operations, and further enforcement could cause further disruption to operations at the facility, including the possibility of causing the facility to cease operations. While the Company is exploring multiple options to mitigate the impact of the adverse ruling, a prolonged suspension or interruption of the facility's operations, or unfavorable terms upon renewal of the current discharge permit, could have a significant adverse impact on the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.

Safety measure – air emissions. As previously disclosed, in October 2021, the Flemish environmental agency issued a new safety measure that prohibits all emissions of all forms of PFAS from the facility unless and until specifically approved on a process-by-process basis. 3M Belgium thereupon commenced an immediate appeal process to the Council of States, seeking, among other things, urgent suspension of the safety measure during the pendency of the appeal process. At the same time, 3M Belgium initiated efforts to comply with the safety measure by temporarily idling the affected production at the facility. The Council of States declined to grant urgent suspension of the safety measure. An unsuccessful appeal of the safety measure would extend the period the affected production is idled and could have a material negative impact on the Zwijndrecht facility’s operations. 3M Belgium has established a regular cadence of meetings with the relevant authorities in connection with the requests to restart specific production processes that may result in emissions to air. The authorities have accepted the third-party experts proposed by 3M Belgium who are required by the safety measure to review and opine on proposals necessary for restarting processes in accordance with the safety measure's limitations on emissions to air. Although some requests have been approved for testing purposes, and the facility is taking actions to remedy emission issues, a prolonged suspension and idling of the facility's operations could have a significant adverse impact on the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
Administrative measure – soil piles. In September 2021, the Flemish Government served 3M Belgium with a notice of intent to impose an administrative measure related to the removal and potential remediation of soil piles on the Zwijndrecht site. Although 3M Belgium has been in discussions with the relevant authorities, removal and remediation of the soil piles has not been possible in the timeframe specified in the administrative measure, which may lead to the imposition of administrative fines.
Notice of default – environmental law compliance. Also in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to 125 million euros in the next three years in actions related to the Zwijndrecht community, including support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies. 3M is also committed to payment for ongoing off-site descriptive soil investigation and appropriate soil remediation. In March 2022, the Company announced an investment of 150 million euros to advance remedial actions to address legacy PFAS previously produced at the Zwijndrecht facility. An accredited third-party soil remediation expert has recently progressed towards a remedial action plan based on a descriptive soil investigation that would help inform 3M Belgium’s remedial actions onsite and in certain surrounding areas. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further remedial actions.
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
EPA previously published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process is expected to take several years and will include further analyses, scientific review and opportunities for public comment. EPA initiated the first step in the process in November 2021 by referring its proposed approach to developing a Maximum Contaminant Level Goal to the Science Advisory Board and soliciting public comment. The Company submitted initial comments in December 2021 and supplemental comments in January and February 2022. In April 2022, the Science Advisory Board published a draft report on its analysis of EPA’s proposed approach to developing a Maximum Contaminant Level Goal. The Science Advisory Board will hold public hearings before finalizing its report to EPA. EPA has stated that it intends to publish a proposed national primary drinking water regulation for PFOA and PFOS in the fall of 2022.
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

Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. States with finalized standards include the following:
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
•Minnesota Pollution Control Agency (MPCA) and three other state agencies published “Minnesota’s PFAS Blueprint” in February 2021. The Blueprint outlines the State’s plans to manage, investigate, monitor, research and regulate PFAS discharges or releases in Minnesota. MPCA also published the final version of its PFAS Monitoring Plan in March 2022. Four 3M facilities - Cottage Grove, Maplewood, Hutchinson, and Woodbury - are among the 137 Minnesota facilities that are preliminarily scoped to be within the Monitoring Plan..
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
In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The parties completed briefing on the merits in October 2021. In March 2021, 3M filed a lawsuit against the New York State Department of Health, on the grounds that drinking water levels set by the agency for PFOS and PFOA should be vacated because they are arbitrary and did not comply with statutorily required processes. An oral argument on the merits was held in December 2021. In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy (EGLE) to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. EGLE moved to dismiss that lawsuit. In September 2021, the court denied EGLE’s motion in part, and briefing on the merits of the remaining claims is expected to be completed in April 2022.
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

In June 2016, the Tennessee Riverkeeper, Inc. (Riverkeeper), a non-profit corporation, filed a lawsuit in the U.S. District Court for the Northern District of Alabama against 3M; BFI Waste Systems of Alabama; the City of Decatur, Alabama; and the Municipal Utilities Board of Decatur, Morgan County, Alabama. This case was also stayed, pending ongoing mediation and discussions between the parties in conjunction with the St. John case.
In October 2021, 3M reached agreements in principle to resolve litigation with the Tennessee Riverkeeper organization, as well as the plaintiffs in the St. John (including Stover, Owens and Chandler) matters. The agreements, if finalized and approved by the court, will complement the Interim Consent Order that 3M entered with the Alabama Department of Environmental Management (ADEM) in 2020, as described below. Key provisions of these agreements include 3M’s continued environmental characterization, including sampling of environmental media, such as soil, ground water, and sediment, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions. In December 2021, the court in the St. John action granted preliminary approval of the class settlement, and in April 2022, the court granted the final approval of the class settlement. Also in December 2021, the court handling the Tennessee Riverkeeper action administratively closed that case in light of the settlement between the parties.
In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed a complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also includes representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of the currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. In October 2021, with respect to the putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case), the parties reached an agreement in principle to resolve the claims for an immaterial amount. In March 2022, the court issued a final order approving the class settlement.
In August 2016, a group of over 200 plaintiffs filed a putative class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama (the “Billings” case). Plaintiffs are residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contend defendants have released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case. Plaintiffs in the Billings case have amended their complaint numerous times to add additional plaintiffs. There were approximately 4,500 named plaintiffs. The parties have entered into a settlement agreement and resolved the litigation in March 2022.
In January 2017, several hundred plaintiffs sued 3M, Dyneon and Daikin America in Lawrence and Morgan Counties, Alabama (the “Owens” case). The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the West Morgan-East Lawrence Water and Sewer Authority (Water Authority). They assert common law claims for negligence, nuisance, trespass, wantonness and battery, and they seek injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. The court denied a motion by co-defendant Daikin to stay this case pending resolution of the St. John case. The parties entered into a settlement agreement to resolve the litigation.
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
In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice and has been working with 3M to further investigate the presence of chemicals in the area. In December 2021, the parties reached a settlement under which 3M agreed to contribute $30 million that will be used on a new treatment system for Guin’s drinking water and a new wastewater treatment facility. In March 2022, a new putative class action was filed in the Northern District of Alabama on behalf of Guin ratepayers. Defendants include 3M, the Guin landfill, the Guin WWSB, and some waste transporters. The plaintiffs allege that their water supply has been contaminated with PFAS, which has caused them property damage and unspecified damage to health interests.
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

New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. In December 2021, the court denied various motions to dismiss that the defendants had filed, including 3M's motions. In March 2022, 3M answered the complaints. The parties are conducting discovery.
In May 2019, the New Jersey Attorney General and NJDEP filed a lawsuit against 3M, DuPont, and six other companies, alleging natural resource damages from AFFF products and seeking damages, including punitive damages, and associated fees. This case was removed to federal court and transferred to the AFFF MDL.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. In July 2021, the court granted defendants’ motions to dismiss these amendments. In September 2021 the state filed its second amended complaint, which 3M answered in October 2021. A hearing on case scheduling was conducted in March 2022, but an order has not yet been issued. The case remains in early stages of litigation.
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
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. 3M is seeking to remove the case to federal court.
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
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of March 31, 2022, 2,195 lawsuits (including 32 putative class actions) alleging injuries or damages by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
In December 2018, the U.S. Judicial Panel on Multidistrict Litigation (JPML) granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. The parties in the MDL are currently in the process of conducting discovery. An initial pool of ten water supplier cases was selected in February 2021 for case-specific fact discovery as potential bellwether cases. In October 2021, the parties and the MDL court selected three of these cases for additional fact and expert discovery and for potential trial as bellwether cases. The MDL court in August 2021 issued a scheduling order and set the first bellwether cases to begin trial on or after January 1, 2023. The MDL court has encouraged the parties to negotiate to resolve cases in the MDL. In November 2021, the defendants filed an omnibus motion regarding their government contractor defense. Following an initial round of briefing on defendants’ motion completed in February 2022, the Court requested supplemental briefing on the issue, which is scheduled to be completed in July 2022.
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases until at least September 2022.
As of March 31, 2022, the Company is aware of 19 other AFFF suits originally filed in various state courts in which the Company has been named a defendant. Ten of these cases have been removed to federal court, where defendants have sought transfer to the AFFF MDL.
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
In New York, 3M is defending 39 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and five additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. Plaintiffs in both the federal and state individual cases assert various tort claims for personal injury and property damage and in some cases request medical monitoring. 3M has answered the operative complaints in these individual cases, which are now proceeding through discovery. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a pool, which will be further narrowed for expert discovery, dispositive motions, and eventually trial. In the putative class action, certain parties, including 3M, reached an agreement to resolve litigation among the settling parties. In February 2022, the district court issued an order granting final approval of the settlement. Under the agreement, 3M, Saint-Gobain and Honeywell will collectively contribute to a fixed total amount of approximately $65 million to resolve the plaintiffs’ claims and those of the proposed classes. 3M’s contribution is not considered material 3M is also defending 13 cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in these cases and discovery is ongoing.
In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In June 2021, the court partially denied the defendants' motions to dismiss, by granting the motions to dismiss the negligence claim only insofar as the plaintiffs seek damages for personal injuries, as opposed to property damage. In September 2021, the plaintiffs filed a motion to amend the complaint, including to add four new named plaintiffs and putative class representatives. 3M and Wolverine filed a motion to strike the plaintiffs’ motion for class certification and opposed plaintiffs’ motion to amend the complaint. The parties also filed several dispositive and expert witness-related Daubert motions in November 2021, and the parties have engaged in productive mediation sessions. The court has set a trial date in June 2022. In addition to the consolidated federal court putative class action, as of March 31, 2022, 3M had been a defendant in approximately 275 private individual actions in Michigan state court based on similar allegations. Five of these cases were selected over time for bellwether trials, all of which were dismissed or settled. Regarding the remaining cases, in October 2021, 3M and Wolverine reached a settlement in principle with counsel representing all but three of the remaining private individual actions. At a further mediation in December 2021, 3M and Wolverine reached a settlement in principle to resolve two more of the remaining cases (on behalf of seven plaintiff families). Upon completion of these settlements, only one private individual action will remain pending in Michigan state court.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases are proceeding through discovery, in the Gadsden case, mediation has been ordered and trial has been set for October 2022. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M filed a motion to dismiss a series of amended complaints, resulting in the dismissal of plaintiffs’ negligence claim against 3M. This case is proceeding through discovery. 3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. 3M's motion to dismiss the case was denied in March 2022 This case remains in early stages of litigation.
In California, 3M, Decra Roofing and certain DuPont-related entities were named as defendants in an action brought in state court by the Orange County Water District and ten additional local water providers in California state court in December 2020, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The plaintiffs filed an amended complaint, and 3M filed a demurrer to the amended complaint in March 2021. In April 2021, the court denied 3M’s demurrer. In May 2021, the Orange County plaintiffs filed a second amended complaint. In June 2021, the case was removed to the U.S. District Court for the Central District of California where the plaintiffs moved to remand the case back to state court. The court granted plaintiffs’ motion to remand. 3M appealed the remand decision to the U.S. Court of Appeals for the Ninth Circuit, which in March 2022 reversed the district court's remand order and ordered the case be returned to federal court. The action currently is stayed pending the resolution of 3M and other defendants’ motion to transfer the action to the AFFF MDL court. In February 2021, the City of Corona and a local utility authority filed a lawsuit in California state court against 3M and other defendants, alleging PFAS contamination from 3M products generally as well as from 3M’s Corona facility and roofing granules products. Plaintiffs filed an amended complaint in June 2021. In October 2021, 3M filed a demurrer to the amended complaint in state court. The demurrer was denied in January 2022 and 3M answered the complaint in February 2022. In October 2021, a lawsuit was filed against 3M in California state court in San Luis Obispo County by the Atascadero Mutual Water Company, a local water supplier. The complaint alleges PFAS contamination from 3M products generally. In November 2021, the case was removed to the U.S. District Court for the Central District of California. The plaintiffs amended their complaint in February 2022 to add allegations and new defendants relating to AFFF, and the case was transferred to the AFFF MDL.
In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint. In February 2021, the court raised the question whether subject matter jurisdiction under the Class Action Fairness Act was proper, issued an order requiring the parties to brief the issue and denied defendants’ motions to dismiss with leave to renew pending the court’s ruling on jurisdiction. An oral argument was held in September 2021. In December 2021, the court issued an order retaining jurisdiction over the case and 3M renewed its previous motion to dismiss, which remains pending.

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has moved to dismiss the complaint, and discovery closed in September 2021. The parties engaged in mediation. 3M filed its motion for summary judgement in March 2022. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In December 2020, 3M filed a motion to dismiss the Hopatcong matter. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. In March 2021, 3M filed a motion to dismiss the Pequannock matter. Discovery is ongoing in both the Hopatcong and Pequannock matters. 3M, together with several co-defendants, is also defending sixteen cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. These cases have all been coordinated for discovery, which is ongoing. Plaintiffs in eight of these cases seek medical monitoring and property damages. 3M’s motion to dismiss the earliest filed of these cases was largely denied in February 2021, and 3M has since filed answers in all eight cases. Plaintiffs in the eight remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children. 3M has moved to dismiss five of these cases, and stipulated to apply the motions in the other cases. In February 2022, 3M's motion to dismiss was largely denied. In December 2021, plaintiffs filed four additional cases in New Jersey state court similar to the personal injury actions filed in federal court. These cases have been removed to federal court, and plaintiffs recently moved to remand the cases to state court. Finally, 3M is also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS in excess of state regulatory levels. Middlesex Water Company is also named as a defendant in this action. With respect to 3M, the suit asserts claims for negligence, nuisance, and trespass. Plaintiffs seek an injunction to include bottled water and home treatment systems and alleged damages for diminution-in-property value, among other relief. 3M filed a motion to dismiss in March 2022. This case remains in early stages of litigation.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. The defendants have filed a petition for permission to file an interlocutory appeal of the certification order with the Sixth Circuit Court of Appeals.
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
In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility, including the nature and scope of a draft EPA SDWA Administrative Consent Order received in December 2021 proposing that the Company survey and sample proposed private and public drinking water wells within the vicinity of the Cordova facility and provide alternate drinking water as appropriate.
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
In February 2020, as previously reported, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process, and use PFAS, including the Decatur, Cordova, and Cottage Grove facilities. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it conducts these reviews and responds to information, inspection, and other requests from the agencies. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
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

Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first three months of 2022, as a result of recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $162 million since December 31, 2021 and made related payments of $100 million. As of March 31, 2022, the Company had recorded liabilities of $474 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of March 31, 2022, the Company had recorded liabilities of $32 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of March 31, 2022, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2000. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages.
As of March 31, 2022, the Company is a named defendant in lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 69,740 individual claimants making similar allegations. The significant increase from year-end 2021 in the number of claimants is largely due to the number of claims moved from the administrative docket to the active docket as the result of the transition orders the multi-district litigation (MDL) judge began issuing at the end of 2021 (as more fully described below), in addition to claims filed directly on the active docket during the first quarter of 2022.

In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in an MDL proceeding to centralize pre-trial proceedings. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the MDL court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.
In April 2021, 3M received an adverse jury verdict in the first bellwether trial. The jury awarded the three plaintiffs less than $1 million in compensatory damages and $6 million in punitive damages for a total of $7 million. 3M has appealed the verdicts, challenging, among other rulings, the MDL court's denial of 3M’s motion to assert the government contractor defense. The next two bellwether trials occurred in May and June of 2021. In May 2021, 3M received a verdict in its favor in the second bellwether trial, in which a jury rejected claims that 3M knowingly sold earplugs with design defects. In June 2021, 3M received an adverse verdict in the third bellwether trial. The jury found 3M liable for strict liability failure to warn, but found 3M not liable for design defect or fraud. The jury apportioned fault 62 percent to 3M and 38 percent to the plaintiff for a total damage award of approximately $1 million. 3M has appealed the verdict. In October 2021, 3M received an adverse verdict in the fourth bellwether trial, in which a jury awarded $8 million to the plaintiff. 3M plans to appeal the verdict. 3M received verdicts in its favor in the fifth and sixth bellwether trials. 3M received an adverse verdict in the seventh and eighth bellwether trials, in which the juries awarded the plaintiffs $13 million and $23 million, respectively. 3M plans to appeal these verdicts. 3M prevailed in the ninth and tenth bellwether cases but received adverse verdicts in the eleventh bellwether case in which the jury awarded each of the two plaintiffs $15 million in compensatory and $40 million in punitive damages. 3M received adverse verdicts in the twelfth and thirteenth bellwether cases in which the jury awarded one plaintiff with $50 million and another with $8 million in compensatory damages. 3M plans to appeal these verdicts. 3M prevailed in the fourteenth bellwether trial. The next two bellwether cases are scheduled for trial in April and May 2022. These trials will not include several bellwether cases that plaintiffs' counsel dismissed with prejudice either during discovery or after being set for trial. An administrative docket of approximately 199,000 unfiled and unverified claims (after factoring in approximately 75,000 claims in a transitional process as described below) has also been maintained at the MDL court. The MDL court in August 2021 provided notice of an intent to issue forthcoming transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over 12 months. The orders will provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. To date approximately 75,000 claims are in the process of being transitioned to the active docket or dismissed. The MDL court also ordered the parties to prepare for trial 1,500 cases in three waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed. In November 2021, the judge issued the first wave order of the first 500 cases over the next eight months, and in February 2022, the judge issued the second wave order of an additional 500 cases.
3M is also defending lawsuits brought primarily by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court, and the federal court remanded them to state court in March 2020. On appeal, the U.S. Court of Appeals for the Eighth Circuit ruled in October 2021 that the cases brought by non-military plaintiffs were properly remanded to state court, whereas the cases brought by military contractor plaintiffs who had received the Combat Arms Earplugs from the military should have remained in federal court. In November 2021, the Eighth Circuit granted 3M's unopposed motion to vacate the remand orders in the remaining appeals of military service member cases. The military service member cases are expected to be remanded to federal court and transferred to the MDL. There are approximately 40 lawsuits involving approximately 900 plaintiffs pending in the state court. The state court cases are subject to a bellwether case selection process. The first trial in Hennepin County is scheduled for no earlier than June 2022.
No liability has been recorded for these matters because the Company believes that any such liability is not probable and reasonably estimable at this time.
As of March 31, 2022, the Company was a named defendant in approximately 5,267 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.
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

The U.S. Judicial Panel on Multidistrict Litigation (JPML) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. The Eighth Circuit court heard oral argument on all pending appeals in March 2021. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In February 2022, the Company filed a petition for a writ of certiorari in the U.S. Supreme Court. The MDL court has not yet issued a new case management order. In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate, initial sessions will take place in May 2022. Also, in August 2021, the Eighth Circuit court separately affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
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

In October 2019, a stockholder derivative lawsuit was filed in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. In November and December 2019, two additional derivative lawsuits were filed in a Minnesota state court. The derivative lawsuits rely on similar factual allegations as the putative securities class action discussed above. The Minnesota state court cases were consolidated and stayed pending a decision on the motion to dismiss in the securities class action, and the Minnesota state plaintiffs have agreed to further stay their action pending a decision on the motion to dismiss the federal derivative lawsuit discussed below. In October 2020, the derivative action pending in the U.S. District Court for the District of New Jersey was dismissed, without prejudice, for failure to serve the complaint within the required time period.
In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal. The Minnesota federal plaintiffs filed an amended complaint in February 2022, relying on similar allegations as the putative securities class action discussed above.
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
NOTE 15. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of March 31, 2022, the remaining shares available for grant under the LTIP Program are 31 million.
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
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three months ended March 31, 2022 and 2021.
Stock-Based Compensation Expense

	Three months ended March 31,
(Millions)	2022	2021
Cost of sales	$24	$22
Selling, general and administrative expenses	83	84
Research, development and related expenses	28	25
Stock-based compensation expenses	135	131
Income tax benefits	(37)	(51)
Stock-based compensation expenses (benefits), net of tax	$98	$80

Stock Option Program
The following table summarizes stock option activity during the three months ended March 31, 2022:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	34,560	$163.52
Granted	3,776	162.39
Exercised	(1,111)	95.04
Forfeited	(156)	174.36
March 31	37,069	165.42	65	$191,760
Options exercisable
March 31	29,505	$165.47	54	$191,760
Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of March 31, 2022, there was $88 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total intrinsic values of stock options exercised were $83 million and $180 million during the three months ended March 31, 2022 and 2021, respectively. Cash received from options exercised was $103 million and $240 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $17 million and $38 million for the three months ended March 31, 2022 and 2021, respectively.
For the primary 2022 annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.
Stock Option Assumptions

Annual 2022
Exercise price	$162.41
Risk-free interest rate	1.9%
Dividend yield	2.9%
Expected volatility	21.8%
Expected life (months)	83
Black-Scholes fair value	$25.34
Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. For the 2022 annual grant date, the Company estimated the expected volatility based upon the following three volatilities of 3M stock: the median of the term of the expected life rolling volatility; the median of the most recent term of the expected life volatility; and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.

Restricted Stock and Restricted Stock Units
The following table summarizes restricted stock and restricted stock unit activity during the three months ended March 31, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1	1,987	$175.96
Granted	1,024	162.18
Vested	(497)	200.60
Forfeited	(35)	167.51
As of March 31	2,479	165.44
As of March 31, 2022, there was $181 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 28 months. The total fair value of restricted stock and restricted stock units that vested during the three months ended March 31, 2022 and 2021 was $80 million and $78 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $15 million and $14 million for the three months ended March 31, 2022 and 2021, respectively.
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
Performance Shares
Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2022 performance criteria for these performance shares (organic sales growth, free cash flow growth, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be delivered at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.
The following table summarizes performance share activity during the three months ended March 31, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1	481	$175.12
Granted	264	144.75
Distributed	(116)	207.49
Performance change	(18)	221.38
Forfeited	(13)	165.21
As of March 31	598	154.30

As of March 31, 2022, there was $46 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 19 months. The total fair value of performance shares that were distributed were $21 million and $22 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $4 million for the three months ended March 31, 2022 and 2021, respectively.
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
Effective in the first quarter of 2022, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) was updated. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments. The changes included the items described below. The financial information presented herein reflects the impact of these business segment reporting changes for all periods presented.
Eliminating inclusion of dual credit in measure of segment operating performance
3M business segment operating performance measures were updated to no longer include dual credit to business segments for certain sales and related operating income. Management previously evaluated its business segments based on net sales and operating income performance, including dual credit reporting. 3M reflected additional (“dual”) credit to another business segment when the customer account activity (“sales district”) with respect to the particular product sold to the external customer was provided by a different business segment. For example, privacy screen protection products are primarily sold by the Display Materials and Systems Division within the Transportation and Electronics business segment; however, certain sales districts within the Consumer business segment provide the customer account activity for sales of the product to particular customers. In this example, the non-primary selling segment (Consumer) previously would also have received credit for the associated net sales initiated through its sales district and the related approximate operating income. The offset to the dual credit business segment reporting was reflected as a reconciling item entitled “Elimination of Dual Credit,” such that sales and operating income in total were unchanged.
Reflecting certain litigation-related costs in the Safety and Industrial segment's operating performance measure
3M's business segment operating performance measure with respect to its Safety and Industrial business segment was updated relative to litigation-related costs for respirator mask/asbestos litigation matters. Previously, 3M included these costs, when significant, as a special item (as further described below) within Corporate and Unallocated. 3M now includes all litigation-related costs associated with respirator mask/asbestos litigation matters within the Safety and Industrial business segment (along with other Safety and Industrial matters already included therein, such as those related to Combat Arms Earplugs).

Business Segment Information

(Millions)	Three months ended March 31,
Net Sales	2022	2021
Safety and Industrial	3,051	3,099
Transportation and Electronics	2,340	2,396
Health Care	2,124	2,069
Consumer	1,313	1,289
Corporate and Unallocated	1	(2)
Total Company	8,829	8,851

Operating Performance
Safety and Industrial	636	752
Transportation and Electronics	496	556
Health Care	448	464
Consumer	224	269
Total business segment operating income	1,804	2,041
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(187)	(70)
Gain/(loss) on sale of businesses	—	—
Other corporate expense - net	24	23
Total Corporate and Unallocated	(163)	(47)
Total Company operating income	1,641	1,994

Other expense/(income), net	38	49
Income before income taxes	1,603	1,945
Corporate and Unallocated
Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with PFAS-related other environmental matters (see Note 14), gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring costs. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from contract manufacturing, transition services and other arrangements with the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
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

OVERVIEW
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2022, 3M made the following changes:
•Changes in measure of segment operating performance used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). See additional information in Note 16. 3M's disclosed disaggregated revenue was also updated as a result of the changes in segment reporting. See additional information in Note 2.
•Changes to non-GAAP measures - certain amounts adjusted for special items. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional information.
Information provided herein reflects the impact of these changes for all periods presented.
3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis.
As described in the Overview—Consideration of COVID-19 section of Part II, Item 7 of the Company’s 2021 Annual Report on Form 10-K, 3M continues to be impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). In addition, risk factors with respect to COVID-19, can be found in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Given the diversity of 3M’s businesses, some of the factors described in that Overview—Consideration of COVID-19 section have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers. Due to the speed with which the COVID-19 situation continues to develop and evolve and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.
3M is experiencing interruption to a portion of the manufacturing at its site in Zwijndrecht, Belgium as more fully discussed in Note 14. 3M is also impacted by the Russia-Ukraine conflict. Relevant risk factors can be found in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. As discussed in Note 14, 3M continues to explore and deploy options to mitigate the impact of a prolonged suspension or interruption of the Zwijndrecht facility's operations. With respect to the Russia-Ukraine conflict, the business and operational environment in Russia is impacted by, among other things, Russian laws and regulations as well as sanctions imposed by the U.S. and other governments. In light of the conflict, in March 2022, 3M suspended operations of its subsidiaries in Russia, the net sales of which was less than one percent of 3M’s consolidated net sales for 2021. If the environment were to deteriorate, such as a lack of currency exchangeability coupled with an acute degradation in the ability to make key operational decisions, a need to deconsolidate these subsidiaries' operations could arise. In addition, 3M has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. Further supply disruption could lead to downstream customer impacts. Though 3M monitors relevant factors as well as options to mitigate potential impacts, it is not able to predict the extent to which these circumstances may have a material effect on 3M’s consolidated results of operations or financial condition.

Operating income margin and earnings per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in operating income margins and diluted earnings per share for the three months ended March 31, 2022 and 2021.

	Three months ended March 31, 2022
	Percent of net sales	Earnings per diluted share
Same period last year	22.5%	$2.77
Net costs for significant litigation	1.6	0.18
Same period last year, excluding special items	24.1%	$2.95
Increase/(decrease) due to:
Total organic growth/productivity and other	(0.4)	—
Raw material impact	(2.4)	(0.30)
Foreign exchange impacts	0.1	(0.04)
Other expense (income), net	N/A	0.01
Income tax rate	N/A	(0.02)
Shares of common stock outstanding	N/A	0.05
Current period, excluding special items	21.4%	$2.65
Net costs for significant litigation	(2.8)	(0.39)
Current period	18.6%	$2.26
The Company refers to various "adjusted" amounts or measures on an “adjusted basis”. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
A discussion related to the components of year-on-year changes in operating income margin and earnings per diluted share follows:
Total organic growth/productivity and other:
•For the first quarter of 2022, the following components impacted operating margins and earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted operating margins by 0.1 percent and earnings per share by $0.03.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.03 to earnings per share and penalty of 0.3 percent to operating margins. The increase in organic sales did not fully offset operating margin effects of non-raw material/logistics cost headwinds as a percent of sales. Impacts included the following:
▪Strong pricing, spending discipline and benefits from restructuring actions taken in 2021
▪Manufacturing headwinds from global supply chain challenges, including geopolitical impacts due to the Russia/Ukraine conflict
▪Increased investments in growth, productivity and sustainability
Raw material impact:
•3M continued to experience inflationary pressures with year-on-year increases in raw material and logistics costs.
Foreign exchange impacts
•Foreign currency impacts (net of hedging) decreased operating income by approximately $42 million (or a decrease of pre-tax earnings by approximately $26 million) year-on-year for the first three months of 2022 primarily the result of the strength of the U.S. dollar. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Other expense (income), net:
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the first three months of 2022.
•Interest expense (net of interest income) decreased for the first quarter of 2022 compared to the same period year-on-year.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the first quarter of 2022 was 18.8 percent, an increase from 16.4 percent in the prior year. The primary factor that increased the Company's effective tax rate included adjustments to reserves for uncertain tax positions.
•On an adjusted basis (as discussed below), the effective tax rate for the first quarter of 2022 was 17.6%, an increase of 0.7 percentage points compared to the same period year-on-year.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings per share year-on-year for the first three months of 2022.
Certain amounts adjusted for special items - (non-GAAP measures):
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides non-GAAP measures that adjust for the impacts of special items. For the periods presented, special items include the items described below. Operating income, segment operating income, income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and a measure adjusted for special items. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. While the Company includes certain items in its measure of segment operating performance, it also considers these non-GAAP measures in evaluating and managing its operations. The Company believes that discussion of results adjusted for special items is useful to investors in understanding underlying business performance, while also providing additional transparency to the special items. Special items impacting operating income are reflected in Corporate and Unallocated, except as described below with respect to net costs for significant litigation. The determination of these items may not be comparable to similarly titled measures used by other companies.
In the first quarter of 2022, the Company changed the extent of matters and charges/benefits it includes within special items with respect to net costs for significant litigation. Previously, 3M included net costs, when significant, associated with changes in accrued liabilities related to respirator mask/asbestos litigation and PFAS-related other environmental matters, along with the associated tax impacts. These non-GAAP measure changes involved including net costs for litigation related to 3M’s Combat Arms Earplugs, expanding net costs to include external legal fees and insurance recoveries associated with the applicable matters in addition to changes in accrued liabilities, and to include all such net costs for the applicable matters, not just when considered significant. Information provided herein reflects the impact of these changes for all periods presented.
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos, PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 14). Net costs include the impacts of any changes in accrued liabilities, external legal fees, and insurance recoveries, along with associated tax impacts. Net costs related to respirator mask/asbestos and Combat Arms Earplugs matters are reflected as special items in the Safety and Industrial business segment while those associated with PFAS-related other environmental matters are primarily reflected as corporate special items in Corporate and Unallocated.

	Operating Income
(Dollars in millions, except per share amounts)	Safety and Industrial	Safety and Industrial Margin	Total Company	Total Company Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attrib-utable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Three months ended March 31, 2021 GAAP	$752	24.3%	$1,994	22.5%	$1,945	$319	16.4%	$1,624	$2.77
Adjustments for special items:
Net costs for significant litigation	65		135		135	32		103	0.18
Three months ended March 31, 2021 adjusted amounts (non-GAAP measures)	$817	26.4%	$2,129	24.1%	$2,080	$351	16.9%	$1,727	$2.95

Three months ended March 31, 2022 GAAP	$636	20.8%	$1,641	18.6%	$1,603	$302	18.8%	$1,299	$2.26	(18)%
Adjustments for special items:
Net costs for significant litigation	63		250		250	25		225	0.39
Three months ended March 31, 2022 adjusted amounts (non-GAAP measures)	$699	22.9%	$1,891	21.4%	$1,853	$327	17.6%	$1,524	$2.65	(10)%
Sales and operating income by business segment:
The following tables contain sales and operating income results by business segment for the three months ended March 31, 2022 and 2021. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2022 versus 2021 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments.

	Three months ended March 31,
	2022		2021		% change
(Dollars in millions)	Net Sales	Oper. Income	Net Sales	Oper. Income	Net Sales	Oper. Income
Business Segments
Safety and Industrial	$3,051	$636	$3,099	$752	(1.6)%	(15.5)%
Transportation and Electronics	2,340	496	2,396	556	(2.3)	(10.6)
Health Care	2,124	448	2,069	464	2.7	(3.5)
Consumer	1,313	224	1,289	269	1.8	(16.6)
Corporate and Unallocated	1	(163)	(2)	(47)
Total Company	$8,829	$1,641	$8,851	$1,994	(0.3)%	(17.7)%

	Three months ended March 31, 2022
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.5%	—%	—%	(2.1)%	(1.6)%
Transportation and Electronics	(0.3)	—	—	(2.0)	(2.3)
Health Care	4.7	—	—	(2.0)	2.7
Consumer	3.4	—	—	(1.6)	1.8
Total Company	1.7	—	—	(2.0)	(0.3)

Sales by geographic area:
Percent change information compares the three months ended March 31, 2022 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended March 31, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,438	$2,770	$1,621	$—	$8,829
% of worldwide sales	50.3%	31.4%	18.3%		100.0%
Components of net sales change:
Organic sales	2.5	2.7	(1.9)		1.7
Divestitures	—	—	—		—
Translation	—	(2.7)	(5.7)		(2.0)
Total sales change	2.5%	—%	(7.6)%		(0.3)%
Additional information beyond what is included in the preceding table is as follows:
•In the Americas geographic area, U.S. total sales were flat which included increased organic sales of 1 percent. Total sales in Mexico increased 10 percent which included increased organic sales of 10 percent. In Canada, total sales increased 22 percent which included increased organic sales of 22 percent. In Brazil, total sales increased 19 percent which included increased organic sales of 14 percent.
•In the Asia Pacific geographic area, China total sales decreased 1 percent which included decreased organic sales of 3 percent. In Japan, total sales decreased 4 percent which included increased organic sales of 3 percent.
Managing currency risks:
The stronger U.S. dollar had a negative impact on sales in the first three months of 2022 compared to the same periods last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the first three months of 2022 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition:
Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2022, the Company purchased $773 million of its own stock, compared to $231 million of stock purchases in the first three months of 2021. As of March 31, 2022, approximately $4.8 billion remained available under the authorization. In February 2022, 3M’s Board of Directors declared a first-quarter 2022 dividend of $1.49 per share, an increase of 1 percent. This marked the 64th consecutive year of dividend increases for 3M.
3M expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans in 2022. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022.

RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended March 31,
(Percent of net sales)	2022	2021	Change
Cost of sales	54.7%	51.1%	3.6%
Selling, general and administrative expenses (SG&A)	21.3	20.5	0.8
Research, development and related expenses (R&D)	5.4	5.9	(0.5)
Operating income margin	18.6%	22.5%	(3.9)%
3M expects global defined benefit pension and postretirement service cost expense in 2022 to decrease by approximately $68 million pre-tax when compared to 2021, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in defined benefit pension and postretirement service cost expense for the first quarter of 2022 was approximately $16 million.
For total year 2021, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $503 million and a benefit of $297 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $206 million.
For total year 2022, defined benefit pension and postretirement service cost expense is anticipated to total approximately $435 million while non-service pension and postretirement net benefit cost is anticipated to be a benefit of approximately $250 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of approximately $185 million, a decrease in expense of approximately $20 million compared to 2021.
The Company is continuing the ongoing deployment of an enterprise resource planning (ERP) system on a worldwide basis, with these investments impacting cost of sales, SG&A, and R&D.
Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the first three months of 2022 when compared to the same periods last year. Increases primarily due to negative manufacturing productivity impacts from ongoing global supply chain, raw material and logistics challenges, including estimate of idled portions of Belgium manufacturing facility, increased net costs for significant litigation, increased compensation and benefit costs, and increased investments in growth, productivity and sustainability.
Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, increased in the first three months of 2022 when compared to the same period last year. SG&A was impacted by increased compensation and benefit costs, and continued investment on key growth initiatives. Cost increases were partially offset by restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, decreased in the first three months of 2022 when compared to the same period last year. 3M continued to invest in its key initiatives, including R&D aimed at disruptive innovation programs with the potential to create entirely new markets and disrupt existing markets.

Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the first three months of 2022 compared to the same period year-on-year due to an early debt extinguishment pre-tax charge in the first quarter of 2021.
The non-service pension and postretirement net benefit decreased approximately $12 million in the first three months of 2022 compared to the same period year-on-year.
Provision for Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income)	2022	2021
Effective tax rate	18.8%	16.4%
The primary factor that increased the Company’s effective tax rate included adjustments to uncertain tax positions.
3M currently estimates its effective tax rate for 2022 to be approximately 18.5 to 19.5 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended March 31,
(Millions)	2022	2021
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$1
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended March 31,
(Millions)	2022	2021
Net income (loss) attributable to noncontrolling interest	$4	$3
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

PERFORMANCE BY BUSINESS SEGMENT
Disclosures relating to 3M’s business segments are provided in Note 16. Effective in the first quarter of 2022, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) was updated for all comparative periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments (see Note 16 for additional details).
Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.
Corporate and Unallocated:
In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with PFAS-related other environmental matters (see Note 14), gain/loss on sale of businesses (see Note 3), and divestiture-related restructuring costs. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from contract manufacturing, transition services and other arrangements with the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated operating expenses increased in the first three months of 2022, when compared to the same period last year.
Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of net costs for significant litigation, gain/loss on sale of businesses, and divestiture-related restructuring actions.
Other Corporate Expense - Net
Other corporate operating expenses, net, in the first three months of 2022, was relatively flat when compared to the same period last year.
Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M’s 2021 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended March 31,
	2022	2021
Sales (millions)	$3,051	$3,099
Sales change analysis:
Organic sales	0.5%
Translation	(2.1)
Total sales change	(1.6)%

Business segment operating income (millions)	$636	$752
Percent change	(15.5)%
Percent of sales	20.8%	24.3%

Adjusted business segment operating income (millions) (non-GAAP measure)	$699	$817
Percent change	(14.4)%
Percent of sales	22.9%	26.4%
The preceding table also displays business segment operating income information adjusted for special items. For Safety and Industrial these adjustments include net costs for respirator mask/asbestos and Combat Arms Earplugs litigation matters. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
First quarter 2022 results:
Sales in Safety and Industrial were down 1.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in closure and masking systems, industrial adhesives and tapes, abrasives, electrical markets, roofing granules, and automotive aftermarket and decreased in personal safety.
•Growth from continued improving general industrial manufacturing activity and other end-market demand was partially offset by the disposable respirator sales decline within personal safety, which negatively impacted year-on-year first quarter organic growth by 1.5 percent.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs, special item costs for significant litigation and manufacturing productivity headwinds, partially offset by selling price actions, strong spending discipline and benefits from restructuring actions. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
Transportation and Electronics Business:

	Three months ended March 31,
	2022	2021
Sales (millions)	$2,340	$2,396
Sales change analysis:
Organic sales	(0.3)%
Translation	(2.0)
Total sales change	(2.3)%

Business segment operating income (millions)	$496	$556
Percent change	(10.6)%
Percent of sales	21.2%	23.2%

First quarter 2022 results:
Sales in Transportation and Electronics were down 2.3 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial solutions and decreased in electronics, automotive and aerospace and transportation safety, while advanced materials was flat.
•Sales declines were primarily due to the ongoing impacts of the semiconductor supply chain constraints on the automotive and consumer electronics end-markets.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs, manufacturing productivity headwinds and investments in auto electrification, partially offset by selling price actions, strong spending discipline and benefits from restructuring actions.
Health Care Business:

	Three months ended March 31,
	2022	2021
Sales (millions)	$2,124	$2,069
Sales change analysis:
Organic sales	4.7%
Translation	(2.0)
Total sales change	2.7%

Business segment operating income (millions)	$448	$464
Percent change	(3.5)%
Percent of sales	21.1%	22.5%
First quarter 2022 results:
Sales in Health Care were up 2.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in food safety, separation and purification, medical solutions, health information systems, and in oral care.
•Sales increased in medical solutions and oral care, but continue to be impacted by COVID-related trends on elective procedure volumes.
•Sales increased in separation and purification with sustained demand for biopharma filtration solutions for COVID-related vaccines and therapeutics.
•Sales increased in health information systems due to strong growth in revenue cycle management and clinician solutions.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs along with manufacturing productivity headwinds and investments, partially offset by sales growth (including selling price actions), strong spending discipline and benefits from restructuring actions.

Consumer Business:

	Three months ended March 31,
	2022	2021
Sales (millions)	$1,313	$1,289
Sales change analysis:
Organic sales	3.4%
Translation	(1.6)
Total sales change	1.8%

Business segment operating income (millions)	$224	$269
Percent change	(16.6)%
Percent of sales	17.1%	20.8%
First quarter 2022 results:
Sales in Consumer totaled were up 1.8 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer health and safety, home care, stationery and office and home improvement.
•Sales increases continue to be benefited by strength and demand in market-lead categories such as FiltreteTM air quality solutions and CommandTM adhesives.
Business segment operating income margins decreased year-on-year as a result of increased raw materials, logistics and outsourced hardgoods manufacturing costs along with manufacturing productivity headwinds, partially offset by sales growth (including selling price actions), strong spending discipline and benefits from restructuring actions.
FINANCIAL CONDITION AND LIQUIDITY
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provides financial flexibility and enables the Company to invest through business cycles. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. The Company also continues to actively manage its portfolio through acquisitions and divestitures to maximize value for shareholders. 3M expects to continue returning cash to shareholders through dividends and share repurchases. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at March 31, 2022 and December 31, 2021.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. 3M currently has an A1 credit rating with a stable outlook from Moody’s Investors Service and an A+ credit rating with negative outlook from Standard and Poor’s.

The Company’s total debt was lower at March 31, 2022 when compared to December 31, 2021. Decreases in debt were largely due to the February 2022 repayment of 500 million euros aggregate principal amount of fixed-rate medium-term notes. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA ceased publication of certain LIBOR rates after December 31, 2021. USD LIBOR rates that did not cease on December 31, 2021 will continue to be published through June 30, 2023. The Company has reviewed its debt securities, bank facilities, and derivative instruments and continues to evaluate commercial contracts that may utilize LIBOR as the reference rate. 3M will continue its assessment and monitor regulatory developments during the transition period.
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
As of March 31, 2022, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K.
3M has an amended and restated $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2021 with an expiration date of November 2022. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans having a maturity date one year later. These credit facilities were undrawn at March 31, 2022. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2022, this ratio was approximately 20 to 1. Debt covenants do not restrict the payment of dividends.
As disclosed in Note 12 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K, 3M has a $1 billion debt financing commitment related to the intended Food Safety Division spin-off or split transaction. Amounts outstanding under this facility have a term of 364 days following the borrowing date and are required to be repaid when certain conditions are met. This commitment was undrawn at March 31, 2022.
The Company also had $286 million in stand-alone letters of credit and bank guarantees issued and outstanding at March 31, 2022. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At March 31, 2022, 3M had $3.4 billion of cash, cash equivalents and marketable securities, of which approximately $3.0 billion was held by the Company’s foreign subsidiaries and approximately $0.4 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2021, 3M had $4.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $1.7 billion was held by the United States. The decrease from December 31, 2021 primarily resulted from cash flow from operations offset by ongoing dividend payments, purchases of treasury stock, capital expenditures, and the Q1 2022 Eurobond maturity.

Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2022 and December 31, 2021.

(Millions)	March 31, 2022	December 31, 2021	Change
Total debt	$16,678	$17,363	$(685)
Less: Cash, cash equivalents and marketable securities	3,386	4,792	(1,406)
Net debt (non-GAAP measure)	$13,292	$12,571	$721
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
Working capital (non-GAAP measure):

(Millions)	March 31, 2022	December 31, 2021	Change
Current assets	$14,452	$15,403	$(951)
Less: Current liabilities	9,152	9,035	117
Working capital (non-GAAP measure)	$5,300	$6,368	$(1,068)
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
Working capital decreased $1.1 billion compared with December 31, 2021. Balance changes in current assets decreased working capital by $1.0 billion, driven largely by decreases in cash and cash equivalents . Balance changes in current liabilities decreased working capital by $0.1 billion, primarily due to increases in current-portion of long-term debt and accounts payable.
Accounts receivable increased $155 million and inventory increased $305 million, respectively, from December 31, 2021, primarily as a result of increased sequential sales and related operating activity from that of late 2021 partially offset by foreign currency translation impacts. Current portion of long-term debt increased as upcoming debt maturities now considered current were partially offset by the realized Eurobond maturity in the first quarter of 2022, while accounts payable also increased as a result of increased sequential operating activity from that of late 2021 partially offset by foreign currency translation impacts.
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

Cash Flows from Operating Activities:

	Three months ended March 31,
(Millions)	2022	2021
Net income including noncontrolling interest	$1,303	$1,627
Depreciation and amortization	459	460
Company pension and postretirement contributions	(42)	(47)
Company pension and postretirement expense	43	47
Stock-based compensation expense	135	131
Income taxes (deferred and accrued income taxes)	130	58
Accounts receivable	(189)	(205)
Inventories	(319)	(304)
Accounts payable	261	155
Other — net	(770)	(234)
Net cash provided by (used in) operating activities	$1,011	$1,688
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.
In the first three months of 2022, cash flows provided by operating activities decreased $677 million compared to the same period last year, with this decrease primarily due to increased variable compensation and benefits costs and increased net costs for significant litigation. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $247 million in the first three months of 2022, compared to an operating cash flow decrease of $354 million in the first three months of 2021. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section.
Cash Flows from Investing Activities:

	Three months ended March 31,
(Millions)	2022	2021
Purchases of property, plant and equipment (PP&E)	$(424)	$(310)
Proceeds from sale of PP&E and other assets	56	32
Purchases and proceeds from maturities and sale of marketable securities and investments, net	92	(110)
Proceeds from sale of businesses, net of cash sold	13	—
Other — net	—	19
Net cash provided by (used in) investing activities	$(263)	$(369)
Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2022 capital spending to be approximately $1.7 billion to $2.0 billion as 3M continues to invest in growth, productivity and sustainability.
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
Cash Flows from Financing Activities:

	Three months ended March 31,
(Millions)	2022	2021
Change in short-term debt — net	$(5)	$6
Repayment of debt (maturities greater than 90 days)	(579)	(450)
Proceeds from debt (maturities greater than 90 days)	—	—
Total cash change in debt	(584)	(444)
Purchases of treasury stock	(773)	(231)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	164	293
Dividends paid to shareholders	(852)	(858)
Other — net	(9)	(11)
Net cash provided by (used in) financing activities	$(2,054)	$(1,251)
Total debt was approximately $16.7 billion at March 31, 2022 and $17.4 billion at December 31, 2021. Decreases in debt were largely due to the February 2022 repayment of 500 million euros aggregate principal amount of fixed-rate medium-term notes. The Company had no commercial paper outstanding at March 31, 2022 and December 31, 2021. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2021 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M’s 2021 Annual Report on Form 10-K.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2022, the Company purchased $773 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
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

	Three months ended March 31,
(Millions)	2022	2021
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$1,011	$1,688
Net cash provided by (used in) investing activities	(263)	(369)
Net cash provided by (used in) financing activities	(2,054)	(1,251)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$1,011	$1,688
Purchases of property, plant and equipment	(424)	(310)
Free cash flow	587	1,378
Net income attributable to 3M	$1,299	$1,624
Free cash flow conversion	45%	85%
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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, capital markets and other external conditions, such as interest rates, financial conditions of our suppliers and customers, trade restrictions such as tariffs in addition to retaliatory counter measures, inflation, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
•risks related to public health crises such as the global pandemic associated with the coronavirus (COVID-19),
•liabilities related to certain fluorochemicals and the outcome of contingencies,
•the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
•competitive conditions and customer preferences,
•foreign currency exchange rates and fluctuations in those rates,
•new business opportunities, product development, and future performance or results of current or anticipated products,
•fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
•Information technology systems including ERP system roll-out and implementations,
•Security breaches and other disruptions to information technology infrastructure,
•the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•operational execution, including inability to generate productivity improvements as estimated,
•future levels of indebtedness, common stock repurchases and capital spending,
•future availability of and access to credit markets,
•pension and postretirement obligation assumptions and future contributions,
•asset impairments,
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M’s 2021 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2022. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2022
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
The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States, and, accordingly, the Company’s business is subject to global competition and geopolitical risks that are beyond its control, such as disruptions in financial markets, economic downturns, military conflicts, government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, inflation, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates; social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, interest rates, or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates.
The global economy has been impacted by the military conflict between Russia and Ukraine. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has suspended its operations in Russia. In addition, 3M has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. These geopolitical tensions related to the military conflict could result in, among other things, cyberattacks, further supply chain disruptions impacting downstream customers, higher energy cost, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect the Company's business and supply chain.
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
3M, as a global company, is impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased economic and demand uncertainty. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the adoption of remote working, and government-ordered vaccine mandates, have impacted and will continue to impact 3M’s operations. In these challenging and dynamic circumstances, 3M continues to work to protect its employees and the public, maintain business continuity and sustain its operations, including ensuring the safety and protection of approximately 50,000 people who work in our plants and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. COVID-19 has impacted 3M’s supply chains relative to global demand for products like respirators, surgical masks and commercial cleaning solutions. Within individual regions and countries around the world, 3M is working with governments, distributors and others to prioritize supplies to the most critical customer and public health needs. In addition, trade barriers, export restrictions and other similar measures imposed by national governments also negatively impact the supplies of personal protection equipment including those made by 3M going into the most needed areas. COVID-19 has also affected the ability of suppliers and vendors to provide products and services to 3M. Some of these COVID-related factors have increased demand for certain 3M products, while others have decreased demand from certain end markets or could make it more difficult for 3M to serve customers. 3M has received reports of price gouging, counterfeiting and other illegal or fraudulent activities involving its N95 respirators, has taken legal action in several states and continues to work with state, federal and international law enforcement to protect the public and 3M against those who seek to exploit 3M’s brand and reputation and defraud others. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and could adversely impact access to capital. With increasing vaccinations and as economies start to reopen in certain parts of the world, workplace safety, for the Company and others, will increasingly become a focus of concern. As part of the return to work process at the Company, the Company could face additional privacy and data security risks in various countries related to the collection of data regarding employees and contractors with respect to COVID-19 testing, temperature checks, contact tracing, and vaccination status. As the pandemic evolves, demand for personal protection products such as disposable respirators has experienced a decline from prior levels. Due to the speed and scope with which the COVID situation is developing and evolving and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.
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
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts, natural and other disasters and other disruptive events such as military conflicts, or be terminated. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits or other legal or regulatory requirements, could have a material adverse effect on the Company. In addition, while the Company has a process to minimize volatility in component and material pricing, no assurance can be given that the Company will be able to successfully manage price fluctuations or that future price fluctuations or shortages will not have a material adverse effect on the Company.

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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. 3M currently has an A1 credit rating with a stable outlook from Moody’s Investors Service and an A+ credit rating with a negative outlook from Standard & Poor’s. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.
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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2022	1,458,623	$176.61	1,458,623	$5,329
February 1 - 28, 2022	1,445,206	147.03	1,441,534	5,117
March 1 - 31, 2022	1,871,301	145.61	1,871,301	4,845
January 1 - March 31, 2022	4,775,130	155.51	4,771,458
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
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property ("IP") protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office ("IIPO") for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 15, 2020, the Office of Foreign Assets Control ("OFAC") of the U.S. Treasury Department granted 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. The specific license was renewed on January 26, 2022. As authorized by OFAC's specific licenses, in the quarter ended March 31, 2022, 3M paid $49 to IIPO as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific licenses.

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

Date: April 26, 2022
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)