Form 10-Q
period 2022-06-30
3M CO
filed 2022-07-27
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2022
Common Stock, $0.01 par value per share	569,603,928 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2022

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2022
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2022	2021	2022	2021
Net sales	$8,702	$8,950	$17,531	$17,801

Operating expenses
Cost of sales	5,093	4,719	9,919	9,244
Selling, general and administrative expenses	3,023	1,746	4,905	3,554
Research, development and related expenses	476	514	956	1,038
Total operating expenses	8,592	6,979	15,780	13,836
Operating income	110	1,971	1,751	3,965

Other expense (income), net	50	33	88	82

Income before income taxes	60	1,938	1,663	3,883
Provision for income taxes	(23)	415	279	734
Income of consolidated group	83	1,523	1,384	3,149

Income (loss) from unconsolidated subsidiaries, net of taxes	(1)	2	1	3
Net income including noncontrolling interest	82	1,525	1,385	3,152

Less: Net income (loss) attributable to noncontrolling interest	4	1	8	4

Net income attributable to 3M	$78	$1,524	$1,377	$3,148

Weighted average 3M common shares outstanding — basic	571.0	581.0	571.6	580.7
Earnings per share attributable to 3M common shareholders — basic	$0.14	$2.62	$2.41	$5.42

Weighted average 3M common shares outstanding — diluted	572.7	588.6	573.8	587.4
Earnings per share attributable to 3M common shareholders — diluted	$0.14	$2.59	$2.40	$5.36
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$82	$1,525	$1,385	$3,152
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(705)	170	(876)	(52)
Defined benefit pension and postretirement plans adjustment	85	121	172	240
Cash flow hedging instruments	88	(11)	87	47
Total other comprehensive income (loss), net of tax	(532)	280	(617)	235
Comprehensive income (loss) including noncontrolling interest	(450)	1,805	768	3,387
Comprehensive (income) loss attributable to noncontrolling interest	—	—	(3)	(4)
Comprehensive income (loss) attributable to 3M	$(450)	$1,805	$765	$3,383
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$2,722	$4,564
Marketable securities — current	262	201
Accounts receivable — net of allowances of $196 and $189	4,914	4,660
Inventories
Finished goods	2,446	2,196
Work in process	1,788	1,577
Raw materials and supplies	1,411	1,212
Total inventories	5,645	4,985
Prepaids	588	654
Other current assets	383	339
Total current assets	14,514	15,403
Property, plant and equipment	27,013	27,213
Less: Accumulated depreciation	(17,694)	(17,784)
Property, plant and equipment — net	9,319	9,429
Operating lease right of use assets	835	858
Goodwill	13,064	13,486
Intangible assets — net	4,993	5,288
Other assets	2,909	2,608
Total assets	$45,634	$47,072
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,257	$1,307
Accounts payable	3,273	2,994
Accrued payroll	704	1,020
Accrued income taxes	228	260
Operating lease liabilities — current	256	263
Other current liabilities	3,178	3,191
Total current liabilities	9,896	9,035
Long-term debt	14,019	16,056
Pension and postretirement benefits	2,638	2,870
Operating lease liabilities	584	591
Other liabilities	4,681	3,403
Total liabilities	31,818	31,955
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - June 30, 2022: 569,603,928
Shares outstanding - December 31, 2021: 571,845,478
Additional paid-in capital	6,607	6,429
Retained earnings	45,269	45,821
Treasury stock, at cost:	(30,781)	(30,463)
Shares at June 30, 2022: 374,429,128
Shares at December 31, 2021: 372,187,578
Accumulated other comprehensive income (loss)	(7,362)	(6,750)
Total 3M Company shareholders’ equity	13,742	15,046
Noncontrolling interest	74	71
Total equity	13,816	15,117
Total liabilities and equity	$45,634	$47,072
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(Millions)	2022	2021
Cash Flows from Operating Activities
Net income including noncontrolling interest	$1,385	$3,152
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	921	932
Company pension and postretirement contributions	(80)	(85)
Company pension and postretirement expense	83	92
Stock-based compensation expense	182	184
Deferred income taxes	(451)	91
Changes in assets and liabilities
Accounts receivable	(457)	(337)
Inventories	(837)	(644)
Accounts payable	401	411
Accrued income taxes (current and long-term)	(9)	(141)
Other — net	1,000	(80)
Net cash provided by (used in) operating activities	2,138	3,575

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(808)	(704)
Proceeds from sale of PP&E and other assets	56	43
Purchases of marketable securities and investments	(518)	(1,188)
Proceeds from maturities and sale of marketable securities and investments	456	786
Proceeds from sale of businesses, net of cash sold	13	—
Other — net	(13)	20
Net cash provided by (used in) investing activities	(814)	(1,043)

Cash Flows from Financing Activities
Change in short-term debt — net	344	4
Repayment of debt (maturities greater than 90 days)	(1,179)	(450)
Proceeds from debt (maturities greater than 90 days)	1	1
Purchases of treasury stock	(773)	(734)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	227	480
Dividends paid to shareholders	(1,700)	(1,716)
Other — net	(22)	(19)
Net cash provided by (used in) financing activities	(3,102)	(2,434)

Effect of exchange rate changes on cash and cash equivalents	(64)	(37)

Net increase (decrease) in cash and cash equivalents	(1,842)	61
Cash and cash equivalents at beginning of year	4,564	4,634
Cash and cash equivalents at end of period	$2,722	$4,695
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1. Significant Accounting Policies
Basis of Presentation
The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Current Report on Form 8-K dated April 26, 2022 (which updated 3M's 2021 Annual Report on Form 10-K).
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
Consolidation and foreign currency translation
Local currencies generally are considered the functional currencies outside the United States. Exceptions include 3M’s subsidiaries in Argentina and, beginning in the second quarter of 2022, in Turkey, the economy of which also became highly inflationary. The operating income and balances of underlying net monetary assets denominated in Turkish lira are not material to 3M. The financial statements of these subsidiaries are remeasured as if their functional currency is that of their parent. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at average monthly currency exchange rates in effect during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 31.9 million and 27.5 million average options for the three and six months ended June 30, 2022, respectively, and 6.3 million and 7.5 million average options for the three and six months ended June 30, 2021, respectively. The computations for basic and diluted earnings per share follow:
Earnings Per Share Computations

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to 3M	$78	$1,524	$1,377	$3,148

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	571.0	581.0	571.6	580.7
Dilution associated with the Company’s stock-based compensation plans	1.7	7.6	2.2	6.7
Denominator for weighted average 3M common shares outstanding – diluted	572.7	588.6	573.8	587.4

Earnings per share attributable to 3M common shareholders – basic	$0.14	$2.62	$2.41	$5.42
Earnings per share attributable to 3M common shareholders – diluted	$0.14	$2.59	$2.40	$5.36

New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated April 26, 2022 (which updated 3M's 2021 Annual Report on Form 10-K) for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of June 30, 2022 and December 31, 2021 was $503 million and $529 million, respectively. Approximately $140 million and $340 million of the December 31, 2021 balance was recognized as revenue during the three and six months ended June 30, 2022, respectively, while approximately $140 million and $320 million of the December 31, 2020 balance was recognized as revenue during the three and six months ended June 30, 2021, respectively.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $148 million and $284 million during the three and six months ended June 30, 2022, respectively, and $145 million and $285 million during the three and six months ended June 30, 2021, respectively.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2022	2021	2022	2021
Abrasives	$346	$326	$675	$649
Automotive Aftermarket	289	294	584	588
Closure and Masking Systems	270	254	528	497
Electrical Markets	336	313	645	614
Industrial Adhesives and Tapes	586	599	1,207	1,197
Personal Safety	972	1,125	2,099	2,354
Roofing Granules	125	121	237	229
Other Safety and Industrial	—	(3)	—	—
Total Safety and Industrial Business Segment	2,924	3,029	5,975	6,128

Advanced Materials	307	302	612	617
Automotive and Aerospace	428	443	888	931
Commercial Solutions	448	441	902	868
Electronics	863	913	1,786	1,864
Transportation Safety	222	257	420	472
Other Transportation and Electronics	—	(1)	—	(1)
Total Transportation and Electronics Business Segment	2,268	2,355	4,608	4,751

Food Safety	89	94	181	181
Health Information Systems	309	299	609	588
Medical Solutions	1,169	1,166	2,297	2,259
Oral Care	357	363	711	723
Separation and Purification Sciences	255	247	505	487
Other Health Care	—	(4)	—	(4)
Total Health Care Business Group	2,179	2,165	4,303	4,234

Consumer Health and Safety	145	157	306	301
Home Care	261	268	535	540
Home Improvement	582	645	1,191	1,249
Stationery and Office	342	332	611	600
Other Consumer	—	(2)	—	(1)
Total Consumer Business Group	1,330	1,400	2,643	2,689

Corporate and Unallocated	1	1	2	(1)
Total Company	$8,702	$8,950	$17,531	$17,801

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2022	2021	2022	2021
Americas	$4,751	$4,582	$9,189	$8,910
Asia Pacific	2,447	2,655	5,217	5,424
Europe, Middle East and Africa	1,504	1,714	3,125	3,469
Other Unallocated	—	(1)	—	(2)
Worldwide	$8,702	$8,950	$17,531	$17,801
Americas included United States net sales to customers of $3.9 billion and $7.5 billion for the three and six months ended June 30, 2022, respectively, and $3.8 billion and $7.4 billion for the three and six months ended June 30, 2021, respectively.

NOTE 3. Acquisitions and Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K) for more information on relevant pre-2022 acquisitions and divestitures.
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
2022 acquisitions:
There were no acquisitions that closed during the six months ended June 30, 2022.
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
In December 2021, 3M entered into agreements with Neogen Corporation pursuant to which 3M will separate its Food Safety Division business (part of the Health Care business) and combine it with Neogen in a transaction that is intended to be tax-efficient to 3M and its shareholders for U.S. federal income tax purposes. Under the terms of the agreements, which involve a tax-free Reverse Morris Trust, the Food Safety business would be either spun off or split off to 3M shareholders and simultaneously merged with Neogen. Existing Neogen shareholders will continue to own approximately 49.9% of the combined company and 3M shareholders will receive approximately 50.1% of the combined company. In connection with the transaction, the Food Safety business will incur new debt and fund to 3M consideration valued at approximately $1.0 billion, subject to closing and other adjustments. In late July 2022, 3M announced it intends to complete the transaction through a split-off with a closing date of September 1, 2022, subject to approval by Neogen shareholders, receipt of required regulatory approvals and the satisfaction of other customary closing conditions. Net sales information relative to the Food Safety Division is included in Note 2. Due to factors such as the nature of the transaction and underlying approvals, the Food Safety business is not considered held for sale as of June 30, 2022.
In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain an ownership position of 19.9% in the business, which 3M intends to monetize over time. The Company expects to complete the transaction, which is intended to be tax-free for U.S. federal income tax purposes, by year-end 2023. Because the intended transaction is a spin-off, the Health Care business will not be classified as held for sale.
Operating income and held for sale amounts:
Operating income information of the Health Care business, inclusive of the Food Safety Division, is included in Note 16. The amounts of major assets and liabilities associated with disposal groups classified as held-for-sale as December 31, 2021 were not material.

NOTE 4. Goodwill and Intangible Assets
There was no goodwill recorded from acquisitions during the first six months of 2022. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2021 and June 30, 2022, follow:
Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2021	$4,622	$1,825	$6,786	$253	$13,486
Translation and other	(86)	(50)	(269)	(17)	(422)
Balance as of June 30, 2022	$4,536	$1,775	$6,517	$236	$13,064
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
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of June 30, 2022, and December 31, 2021, follow:

(Millions)	June 30, 2022	December 31, 2021
Customer related intangible assets	$4,122	$4,216
Patents	504	513
Other technology-based intangible assets	2,111	2,111
Definite-lived tradenames	1,169	1,171
Other amortizable intangible assets	90	105
Total gross carrying amount	7,996	8,116

Accumulated amortization — customer related	(1,679)	(1,616)
Accumulated amortization — patents	(496)	(500)
Accumulated amortization — other technology-based	(932)	(839)
Accumulated amortization — definite-lived tradenames	(478)	(447)
Accumulated amortization — other	(66)	(79)
Total accumulated amortization	(3,651)	(3,481)

Total finite-lived intangible assets — net	4,345	4,635

Non-amortizable intangible assets (primarily tradenames)	648	653
Total intangible assets — net	$4,993	$5,288
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense for the three and six months ended June 30, 2022 and 2021 follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Amortization expense	$129	$134	$260	$267

Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2022:

(Millions)	Remainder of 2022	2023	2024	2025	2026	2027	After 2027
Amortization expense	$250	$481	$453	$423	$416	$391	$1,931
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
NOTE 5. Restructuring Actions
2022 and 2021 Restructuring Actions:
Operational/Marketing Capability Restructuring:
As described in Note 5 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K), in late 2020, 3M announced it would undertake certain actions beginning in the fourth quarter of 2020 to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. In 2021, management approved and committed to undertake additional actions under this initiative resulting in a 2021 pre-tax charge of $124 million. In the first quarter of 2022, management approved and committed to undertake the remaining actions under this initiative resulting in a pre-tax charge of $18 million. This initiative, begun in 2020 and ending with committed first quarter 2022 actions, impacted approximately 3,100 positions worldwide with a pre-tax charge of approximately $280 million over that period. The related restructuring charges for periods presented were recorded in the income statement as follows:

	Six months ended June 30,
(Millions)	2022	2021
Cost of sales	$—	$12
Selling, general and administrative expenses	12	32
Research, development and related expenses	6	13
Total operating income impact	$18	$57
The business segment operating income impact of these restructuring charges is summarized as follows:

	Six months ended June 30,
	Employee-Related
(Millions)	2022	2021
Safety and Industrial	$2	$9
Transportation and Electronics	4	12
Health Care	2	8
Consumer	2	4
Corporate and Unallocated	8	24
Total Operating Expense	$18	$57

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2021	$87
Incremental expense incurred in the first quarter of 2022	18
Cash payments	(84)
Adjustments	(9)
Accrued restructuring action balances as of June 30, 2022	$12
Remaining activities related to this restructuring are expected to be largely completed through the third quarter of 2022.
NOTE 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Interest expense	$128	$121	$241	$253
Interest income	(11)	(8)	(19)	(12)
Pension and postretirement net periodic benefit cost (benefit)	(67)	(80)	(134)	(159)
Total	$50	$33	$88	$82
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
NOTE 7. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $1.49 and $1.48 per share for the first and second quarters of 2022 and 2021, respectively, or $2.98 and $2.96 per share for the first six months of 2022 and 2021, respectively.
Consolidated Changes in Equity
Three months ended June 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2022	$15,004	$6,568	$46,056	$(30,860)	$(6,834)	$74
Net income	82		78			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(705)				(701)	(4)
Defined benefit pension and post-retirement plans adjustment	85				85
Cash flow hedging instruments	88				88
Total other comprehensive income (loss), net of tax	(532)
Dividends declared	(848)		(848)
Stock-based compensation	48	48
Reacquired stock	—			—
Issuances pursuant to stock option and benefit plans	62		(17)	79
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74

Six months ended June 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	1,385		1,377			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(876)				(871)	(5)
Defined benefit pension and post-retirement plans adjustment	172				172
Cash flow hedging instruments	87				87
Total other comprehensive income (loss), net of tax	(617)
Dividends declared	(1,700)		(1,700)
Stock-based compensation	178	178
Reacquired stock	(773)			(773)
Issuances pursuant to stock option and benefit plans	226		(229)	455
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74
Three months ended June 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at March 31, 2021	$13,828	$6,292	$44,255	$(29,020)	$(7,767)	$68
Net income	1,525		1,524			1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	170				171	(1)
Defined benefit pension and post-retirement plans adjustment	121				121
Cash flow hedging instruments	(11)				(11)
Total other comprehensive income (loss), net of tax	280
Dividends declared	(858)		(858)
Stock-based compensation	54	54
Reacquired stock	(499)			(499)
Issuances pursuant to stock option and benefit plans	186		(97)	283
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68

Six months ended June 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64
Net income	3,152		3,148			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(52)				(52)	—
Defined benefit pension and post-retirement plans adjustment	240				240
Cash flow hedging instruments	47				47
Total other comprehensive income (loss), net of tax	235
Dividends declared	(1,716)		(1,716)
Stock-based compensation	175	175
Reacquired stock	(742)			(742)
Issuances pursuant to stock option and benefit plans	481		(429)	910
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68
Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended June 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022, net of tax:	$(2,113)	$(4,666)	$(55)	$(6,834)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(664)	—	128	(536)
Amounts reclassified out	—	112	(15)	97
Total other comprehensive income (loss), before tax	(664)	112	113	(439)
Tax effect	(37)	(27)	(25)	(89)
Total other comprehensive income (loss), net of tax	(701)	85	88	(528)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)
Six months ended June 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(814)	—	134	(680)
Amounts reclassified out	—	227	(22)	205
Total other comprehensive income (loss), before tax	(814)	227	112	(475)
Tax effect	(57)	(55)	(25)	(137)
Total other comprehensive income (loss), net of tax	(871)	172	87	(612)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)

Three months ended June 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2021, net of tax:	$(1,673)	$(5,979)	$(115)	$(7,767)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	159	—	(26)	133
Amounts reclassified out	—	160	12	172
Total other comprehensive income (loss), before tax	159	160	(14)	305
Tax effect	12	(39)	3	(24)
Total other comprehensive income (loss), net of tax	171	121	(11)	281
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)
Six months ended June 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(17)	—	40	23
Amounts reclassified out	—	319	21	340
Total other comprehensive income (loss), before tax	(17)	319	61	363
Tax effect	(35)	(79)	(14)	(128)
Total other comprehensive income (loss), net of tax	(52)	240	47	235
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Income Statement
	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$(1)	(1)	$(1)	Other (expense) income, net
Prior service benefit	15	15	28	30	Other (expense) income, net
Net actuarial loss	(125)	(173)	(252)	(346)	Other (expense) income, net
Curtailments/Settlements	(1)	(1)	(2)	(2)	Other (expense) income, net
Total before tax	(112)	(160)	(227)	(319)
Tax effect	27	39	55	79	Provision for income taxes
Net of tax	(85)	(121)	(172)	(240)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	17	(10)	26	(17)	Cost of sales
Interest rate contracts	(2)	(2)	(4)	(4)	Interest expense
Total before tax	15	(12)	22	(21)
Tax effect	(3)	3	(5)	5	Provision for income taxes
Net of tax	12	(9)	17	(16)
Total reclassifications for the period, net of tax	$(73)	$(130)	(155)	$(256)
NOTE 8. Income Taxes
The effective tax rate for the second quarter of 2022 was (38.3) percent, a decrease from 21.5 percent in the prior year. The effective tax rate for the first six months of 2022 was 16.8 percent, as compared to 18.9 percent in the prior year. The primary factor that decreased the Company's effective tax rate for both periods was the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2022 and December 31, 2021 are $1,149 million and $1,112 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of June 30, 2022 and December 31, 2021, the Company had valuation allowances of $140 million and $142 million on its deferred tax assets, respectively.

NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2022	December 31, 2021
Commercial paper	$245	$109
Certificates of deposit/time deposits	14	14
U.S. treasury securities	—	75
U.S. municipal securities	3	3
Current marketable securities	262	201

U.S. municipal securities	27	27
Non-current marketable securities	27	27

Total marketable securities	$289	$228
At June 30, 2022 and December 31, 2021, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at June 30, 2022 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2022
Due in one year or less	$262
Due after one year through five years	15
Due after five years through ten years	12
Total marketable securities	$289
NOTE 10. Long-Term Debt and Short-Term Borrowings
In February 2022, 3M repaid 500 million euros aggregate principal amount of fixed-rate medium-term notes that matured. In June 2022, 3M repaid $600 million aggregate principal amount of fixed-rate medium-term notes that matured.
2021 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 5 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).
The Company had $350 million and no commercial paper outstanding at June 30, 2022 and December 31, 2021, respectively.
In June 2022, 3M entered into a debt financing facility providing a commitment for term loans of $650 million related to the intended Food Safety Division split-off transaction (discussed in Note 3). The term loan commitment reduces the previous December 2021 $1 billion debt financing commitment down to $350 million of remaining potential bridge financing for the Food Safety business's payment of approximately $1 billion of consideration, subject to closing and other adjustments, to 3M under the terms of the transaction. Amounts outstanding under the term loan commitment are payable over five years following the closing date while those under the remaining $350 million bridge financing facility have a term of 364 days following the borrowing date and are required to be repaid when certain conditions are met, including upon completion of permanent financing. The June 2022 debt commitment also included a $150 million revolving credit facility intended for the Food Safety business. These commitments were undrawn at June 30, 2022. Upon the close of the split-off transaction, outstanding obligations under the commitments (including the $150 million revolving credit facility) transfer with the Food Safety business and become those of the separate newly combined company.

Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2022. The maturities of long-term debt for the periods subsequent to June 30, 2022 are as follows (in millions):

Remainder of 2022	2023	2024	2025	2026	2027	After 2027	Total
$124	$1,874	$1,100	$1,793	$1,426	$845	$8,759	$15,921
NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2022 and 2021 follow:
Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2022	2021	2022	2021	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$64	$72	$33	$42	$10	$11
Non-operating expense
Interest cost	104	90	32	25	13	11
Expected return on plan assets	(241)	(264)	(70)	(82)	(17)	(20)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(6)	(6)	—	(1)	(9)	(8)
Amortization of net actuarial loss	106	132	9	27	10	14
Settlements, curtailments, special termination benefits and other	—	—	—	—	1	1
Total non-operating expense (benefit)	(37)	(48)	(28)	(30)	(2)	(2)
Total net periodic benefit cost (benefit)	$27	$24	$5	$12	$8	$9

	Six months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2022	2021	2022	2021	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$128	$144	$68	$84	$21	$23
Non-operating expense
Interest cost	208	180	64	50	26	22
Expected return on plan assets	(482)	(528)	(142)	(163)	(35)	(39)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(12)	(12)	—	(2)	(16)	(16)
Amortization of net actuarial loss	212	264	20	54	20	28
Settlements, curtailments, special termination benefits and other	—	—	—	—	2	2
Total non-operating expense (benefit)	(74)	(96)	(57)	(60)	(3)	(3)
Total net periodic benefit cost (benefit)	$54	$48	$11	$24	$18	$20
For the six months ended June 30, 2022 contributions totaling $78 million were made to the Company’s U.S. and international pension plans and $2 million to its postretirement plans. For total year 2022, the Company expects to contribute in the range of $100 million to $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
NOTE 12. Derivatives
The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. Note 14 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M's 2021 Annual Report on Form 10-K) explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•Fair value of derivative instruments is included in Note 13.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).
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
Cash Flow Hedges:
As of June 30, 2022, the Company had a balance of $33 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $97 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of June 30, 2022, of the total after-tax net unrealized balance as of June 30, 2022, 3M expects to reclassify approximately $83 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).

The amount of pretax gain (loss) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Foreign currency forward/option contracts	$128	$(26)	$134	$40
Interest rate contracts	—	—	—	—
Total	$128	$(26)	$134	$40
Fair Value Hedges:
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Short-term borrowings and current portion of long-term debt	$—	$—	$—	$—
Long-term debt	926	997	(75)	(4)
Total	$926	$997	$(75)	$(4)
Net Investment Hedges:
At June 30, 2022, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 2.4 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2023 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pretax gain (loss) recognized in other comprehensive income related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Foreign currency denominated debt	$133	$(55)	$192	$112
Foreign currency forward contracts	9	(1)	11	1
Total	$142	$(56)	$203	$113

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

	Location and Amount of Gain (Loss) Recognized in Income
	Three months ended June 30,				Six months ended June 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of derivatives are recorded	$5,093	$4,719	$50	$33	$9,919	$9,244	$88	$82
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	17	(10)	—	—	26	(17)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(2)	(2)	—	—	(4)	(4)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	23	(2)	—	—	71	—
Derivatives designated as hedging instruments	—	—	(23)	2	—	—	(71)	—

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(46)	—	(1)	6	(66)	—	24	28

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	2,041	1,768	Other current assets	$110	$54	Other current liabilities	$3	$19
Foreign currency forward/option contracts	809	800	Other assets	70	41	Other liabilities	1	1
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	80	9
Total derivatives designated as hedging instruments				180	95		84	29

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	4,749	3,731	Other current assets	5	24	Other current liabilities	41	4
Total derivatives not designated as hedging instruments				5	24		41	4

Total derivative instruments				$185	$119		$125	$33
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives subject to master netting agreements	$185	$119	$39	$25	$—	$—	$146	$94
Derivatives not subject to master netting agreements	—	—					—	—
Total	$185	$119					$146	$94
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivatives subject to master netting agreements	$124	$33	$39	$25	$—	$—	$85	$8
Derivatives not subject to master netting agreements	1	—					1	—
Total	$125	$33					$86	$8
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $10 million and $27 million for the three and six months ended June 30, 2022, respectively, and decreased pre-tax income by approximately $48 million and $58 million for the three and six months ended June 30, 2021, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
NOTE 13. Fair Value Measurements
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis.
In addition to the information above, refer to Note 15 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K) for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	245	109	—	—	245	109	—	—
Certificates of deposit/time deposits	14	14	—	—	14	14	—	—
U.S. treasury securities	—	75	—	75	—	—	—	—
U.S. municipal securities	30	30	—	—	—	—	30	30
Derivative instruments — assets:
Foreign currency forward/option contracts	185	119	—	—	185	119	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	45	24	—	—	45	24	—	—
Interest rate contracts	80	9	—	—	80	9	—	—
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Beginning balance	$30	$34	$30	$34
Total gains or losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	—
Purchases and issuances	—	—	—	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$30	$34	$30	$34
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three and six months ended June 30, 2022 and 2021.

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

	June 30, 2022		December 31, 2021
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$14,019	$14,304	$16,056	$17,601
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
NOTE 14. Commitments and Contingencies
Legal Proceedings:
The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings include, but are not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws, securities, and environmental laws in the United States and other jurisdictions. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief. Additional information about the Company’s process for disclosure and recording of liabilities and insurance receivables related to legal proceedings can be found in Note 16 “Commitments and Contingencies” to the Consolidated Financial Statements in the Company's Current Report on Form 8-K dated April 26, 2022 (which updates the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation
As of June 30, 2022, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,131 individual claimants, compared to approximately 3,876 individual claimants with actions pending December 31, 2021.

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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fifteen of the sixteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. During March and April 2019, the Company agreed in principle to settle a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above. That settlement was completed in 2019, and the appeal has been dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff appealed the verdict. In May 2022, the First Division intermediate appellate court in Washington affirmed in part and reversed in part 3M’s trial victory, concluding that the trial court misapplied Washington law in instructing the jury about factual causation. 3M will seek review by the Washington Supreme Court.
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
As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim. In January 2020, the manufacturers filed a petition with the West Virginia Supreme Court, challenging the trial court’s rulings; that petition was denied in November 2020. Trial for the unfair trade practices claims has been set for November 2022. No liability has been recorded for this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia, the otherwise minimal activity in this case, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a jury may allocate to each defendant if the case were ultimately tried.

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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2022 for respirator mask/asbestos liabilities by $38 million. In the first six months of 2022, the Company made payments for legal defense costs and settlements of $45 million related to the respirator mask/asbestos litigation. As of June 30, 2022, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $633 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of June 30, 2022, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products. Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. In July 2022, Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation (including the Aearo respirator mask./asbestos matters). This represents a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. As a result, 3M's accrual relative to the commitments associated with that trust includes Aearo respirator mask/asbestos matters. For additional information, see the discussion within the section "Product Liability Litigation" with respect to Aearo Technologies Dual-Ended Combat Arms Earplugs.

Preceding respirator mask/asbestos — Aearo Technologies matters/information:
Prior to the voluntary chapter 11 proceedings and as previously disclosed, as of December 31, 2021, the Company, through its Aearo subsidiary, had accruals of $46 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
Developments may occur that could affect the estimate of Aearo’s liabilities. These developments include, but are not limited to: (i) significant changes in the number of future claims, (ii) significant changes in the average cost of resolving claims, (iii) significant changes in the legal costs of defending these claims, (iv) significant changes in the mix and nature of claims received, (v) trial and appellate outcomes, (vi) significant changes in the law and procedure applicable to these claims, (vii) significant changes in the liability allocation among the co-defendants, (viii) the financial viability of members of the Payor Group including exhaustion of available insurance coverage limits, and/or (ix) a determination that the interpretation of the contractual obligations on which Aearo has estimated its share of liability is inaccurate. The Company cannot determine the impact of these potential developments on its current estimate of Aearo’s share of liability for these existing and future claims. If any of the developments described above were to occur, the actual amount of these liabilities for existing and future claims could be significantly larger than the amount accrued.Because of the inherent difficulty in projecting the number of claims that have not yet been asserted, the complexity of allocating responsibility for future claims among the Payor Group, and the several possible developments that may occur that could affect the estimate of Aearo’s liabilities, the Company cannot estimate the amount or range of amounts by which Aearo’s liability may exceed the accrual the Company has established.
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
PFAS Regulatory Activity
Regulatory activities concerning PFAS continue in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment, and consideration of regulatory approaches. In the European Union, where 3M has manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions under the Regulation concerning the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages and a broader restriction of PFAS as a class. In March 2022, the European Chemicals Agency (ECHA) introduced a proposal for an EU-wide restriction on all PFAS substances in firefighting foams. A six-month consultation period is ongoing.
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
3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency (OVAM) for several years to investigate and remediate historical PFAS contaminations at and near the 3M Belgium facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. The Company testified at Flemish parliamentary committee hearings in June and September 2021 on PFAS-related matters. The Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. The Company has cooperated with the authorities in the investigations and information requests and is working with the authorities on an ongoing basis, as they continue to maintain oversight of 3M Belgium’s operations at the Zwijndrecht facility, as further discussed below. Separately, as previously disclosed, the Company is aware that certain residents of Zwijndrecht and non-governmental organizations filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. 3M Belgium has not been served with any such complaint.

Safety measures – wastewater discharge. In August 2021, the Flemish Government served 3M Belgium with a safety measure requiring the capture of certain process wastewaters to prevent their entry into the site wastewater treatment plant. While 3M Belgium appealed the Safety Measure due to the belief it lacked adequate legal and factual foundation, 3M Belgium promptly implemented the required actions. Separately, the permitting authority initiated a unilateral process to tighten the wastewater discharge limits immediately. In October 2021, the Province of Antwerp adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. 3M Belgium appealed certain aspects of that permit revision as inconsistent with applicable law. The unilaterally modified permit was effective through June 30, 2022. 3M Belgium has received a new two-year permit effective July 1, 2022 and has reached an understanding with the competent authorities on implementation that allows resumption of PFAS-related production, with strict new limits for 24 different PFAS. 3M Belgium believes that the recently installed additional control systems will enable it to meet the new permit requirements. Although the authorities have approved the restart of key production processes, a negative development in their ongoing oversight review, or inability to fully restart all production processes, could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
Safety measure – air emissions. As previously disclosed, in October 2021, the Flemish environmental agency issued a new safety measure that prohibits all emissions of all forms of PFAS from the facility unless and until specifically approved on a process-by-process basis. 3M Belgium thereupon commenced an appeal process to the Council of States, seeking, among other things, urgent suspension of the safety measure during the pendency of the appeal process. At the same time, 3M Belgium complied with the safety measure by idling the affected production at the facility. The Council of States declined to grant urgent suspension of the safety measure. 3M Belgium established a regular cadence of meetings with the relevant authorities to review restart of specific PFAS-related production processes.
3M Belgium first identified third-party experts to review restart proposals and provide opinions to the authorities on the acceptability of restart under the terms of the safety measure. The proposed experts were accepted by the authorities and the process of review was begun. As of July 2022, the authorities have approved the restart of key production processes and 3M Belgium continues to conduct required monitoring and reporting activities. Belgian government authorities continue to maintain oversight of 3M Belgium’s operations and compliance with applicable requirements at the Zwijndrecht facility. Although the authorities have approved the restart of key production processes, a negative development in their ongoing oversight review, or inability to fully restart all production processes, could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
Administrative measure – soil piles. In September 2021, the Flemish Government served 3M Belgium with a notice of intent to impose an administrative measure related to the removal and potential remediation of soil piles on the Zwijndrecht site. 3M Belgium appealed the measure, contesting both the legal basis and the feasibility of meeting the deadline imposed. In response to information provided by 3M Belgium regarding the limitations on regional capacity to accept the soil and other logistical matters, the Government extended the deadline for removal of the piles. 3M Belgium currently believes that it can meet the new deadline.
Notice of default – environmental law compliance. Also in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to 125 million euros in the next three years in actions related to the Zwijndrecht community, including support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies. 3M is also committed to payment for ongoing off-site descriptive soil investigation and appropriate soil remediation. In March 2022, the Company announced an investment of 150 million euros to advance remedial actions to address legacy PFAS previously produced at the Zwijndrecht facility. An accredited third-party soil remediation expert has progressed towards a remedial action plan based on a descriptive soil investigation that would help inform 3M Belgium’s remedial actions onsite and in certain surrounding areas. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further remedial actions.

In July 2022, 3M Belgium and the Flemish Government announced an agreement in connection with the Zwijndrecht facility. Pursuant to the agreement, 3M Belgium, among other things, committed an aggregate of 571 million euros, which includes the previous commitments described above. In aggregate, the commitment includes enhancements to site discharge control technologies, support for qualifying local farmers, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree which requires both public authorities and private parties to remediate contaminated soil and groundwater in Flanders), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending current litigation and providing certain releases of liability for 3M, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022, with approximately $355 million in the second quarter of 2022.
In the United States, the EPA has developed human health effects documents summarizing the available data studies of both PFOA and PFOS. In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS, separate or together, at 70 parts per trillion (ppt) (superseding the provisional levels established by the EPA in 2009 of 400 ppt for PFOA and 200 ppt for PFOS). In June 2022, EPA released new final lifetime health advisory levels for PFBS (2,000 ppt) and HFPO-DA and its salts (“GenX”) (4 ppt), and new interim lifetime health advisory levels for PFOA (.004 ppt) and PFOS (.02 ppt). Lifetime health advisories, which are non-enforceable and non-regulatory, are intended to provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration.
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
With respect to PFOA and PFOS in groundwater, EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites. In May 2022, EPA added five PFAS substances – GenX, PFOS, PFOA perfluorononanoic acid (PFNA), and perfluorohexanesulfonic acid (PFHxS) -- to its list of Regional Screening and Removal Management Levels based on the May 2021 MRLs. EPA had previously added PFBS to both lists in 2014. Regional Screening Levels are used to identify contaminated media that may require further investigation, while Regional Removal Management Levels are used by EPA to support certain actions under CERCLA.
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

EPA previously published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process is expected to take several years and will include further analyses, scientific review and opportunities for public comment. EPA initiated the first step in the process in November 2021 by referring its proposed approach to developing a Maximum Contaminant Level Goal to the Science Advisory Board and soliciting public comment. The Company submitted initial comments in December 2021 and supplemental comments in January and February 2022. In April 2022, the Science Advisory Board published a draft report on its analysis of EPA’s proposed approach to developing a Maximum Contaminant Level Goal. The Science Advisory Board will hold public hearings in July 2022 before finalizing its report to EPA. EPA has stated that it intends to publish a proposed national primary drinking water regulation for PFOA and PFOS in the fall of 2022.
In October 2021, in response to a petition by New Mexico, EPA announced it will initiate a rulemaking to designate four PFAS compounds as hazardous constituents under the Resource Conservation and Recovery Act (RCRA). Further, in January 2022, EPA formally submitted to the Office of Management and Budget (OMB) its plan to designate PFOA and PFOS as hazardous substances under CERCLA. That proposal continues to undergo OMB review.
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
In April 2022, EPA released draft Aquatic Life Criteria for PFOA and PFOS. These criteria, once finalized, may be used by states in developing water quality standards for protection of aquatic life under the Clean Water Act. 3M submitted comments on the draft criteria in July 2022. Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. States with finalized standards include the following:
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
•Minnesota Pollution Control Agency (MPCA) and three other state agencies published “Minnesota’s PFAS Blueprint” in February 2021. The Blueprint outlines the State’s plans to manage, investigate, monitor, research and regulate PFAS discharges or releases in Minnesota. MPCA also published the final version of its PFAS Monitoring Plan in March 2022. Four 3M facilities - Cottage Grove, Maplewood, Hutchinson, and Woodbury - are among the 137 Minnesota facilities that are preliminarily scoped to be within the Monitoring Plan.
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

Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products such as food packaging, carpets and other products. For example, in October 2021, two bills were signed into law in California that prohibit the use of PFAS in children’s products and in food packaging. Additionally, in 2021 and 2022, California finalized its listing of PFOS (and its salts and transformation and degradation precursors) and PFOA as carcinogens, and PFNA as a reproductive toxicant under its Proposition 65 law. California has also proposed listing PFDA, PFHxS, and PFUNDA as reproductive toxicants under Proposition 65. In August 2021, Maine became the first state to ban all PFAS compounds in all products, except where use is unavoidable. The ban becomes effective in 2030. Maine also has passed legislation requiring a reporting obligation for all products sold into Maine containing intentionally added PFAS starting in January 2023. That same legislation bans the sale of most products containing intentionally added PFAS in Maine by 2030. In addition, in June 2022, Colorado enacted a law which restricts the sale of certain consumer products, including carpets and furniture, fabric treatments, food packaging, and children’s products, that contain intentionally added PFAS.
In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The parties completed briefing on the merits in October 2021. In March 2021, 3M filed a lawsuit against the New York State Department of Health, on the grounds that drinking water levels set by the agency for PFOS and PFOA should be vacated because they are arbitrary and did not comply with statutorily required processes. An oral argument on the merits was held in December 2021. In June 2022, the court issued a decision denying and dismissing the Company’s lawsuit on standing grounds. In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy (EGLE) to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. EGLE moved to dismiss that lawsuit. In September 2021, the court denied EGLE’s motion in part, the parties have briefed the merits of the remaining claims and the court heard oral argument in June 2022.
The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company.
Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, a former employee filed a putative class action lawsuit against 3M, BFI Waste Management Systems of Alabama, and others in the Circuit Court of Morgan County, Alabama (the “St. John” case), seeking property damage from exposure to certain perfluorochemicals at or near the Company’s Decatur, Alabama, manufacturing facility. The parties have agreed to repeated stays of the St. John case, to permit ongoing mediation between the parties involved in this case and another case discussed below. Two additional putative class actions filed in the same court by certain residents in the vicinity of the Decatur plant seeking relief on similar grounds (the Chandler case and the Stover case, respectively) were stayed pending the resolution of class certification issues in the St. John case.
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
In October 2021, 3M reached agreements in principle to resolve litigation with the Tennessee Riverkeeper organization, as well as the plaintiffs in the St. John (including Stover, Owens and Chandler) matters. The agreements, as finalized and approved by the court, complements the Interim Consent Order that 3M entered with the Alabama Department of Environmental Management (ADEM) in 2020, as described below. Key provisions of these agreements include 3M’s continued environmental characterization, including sampling of environmental media, such as soil, ground water, and sediment, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions. In December 2021, the court in the St. John action granted preliminary approval of the class settlement, and in April 2022, the court granted the final approval of the class settlement. In June 2022, the court dismissed the Tennessee Riverkeeper case with prejudice.

In October 2015, West Morgan-East Lawrence Water & Sewer Authority (Water Authority) filed a complaint against 3M Company, Dyneon, L.L.C, and Daikin America, Inc., in the U.S. District Court for the Northern District of Alabama. The complaint also included representative plaintiffs who brought the complaint on behalf of themselves, and a class of all owners and possessors of property who use water provided by the Water Authority and five local water works to which the Water Authority supplies water. In April 2019, 3M and the Water Authority settled the lawsuit for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of currently pending and future lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. In October 2021, with respect to the putative class claims brought by the representative plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case), the parties reached an agreement in principle to resolve the claims for an immaterial amount. In March 2022, the court issued a final order approving the class settlement.
In August 2016, a group of over 200 plaintiffs filed a putative class action against West Morgan-East Lawrence Water and Sewer Authority (Water Authority), 3M, Dyneon, Daikin, BFI, and the City of Decatur in state court in Lawrence County, Alabama (the “Billings” case). Plaintiffs were residents of Lawrence, Morgan and other counties who are or have been customers of the Water Authority. They contended defendants had released PFAS that contaminate the Tennessee River and, in turn, their drinking water, causing damage to their health and properties. In January 2017, the court in the St. John case, discussed above, stayed this litigation pending resolution of the St. John case. Plaintiffs in the Billings case have amended their complaint numerous times to add additional plaintiffs. There were approximately 4,900 named plaintiffs. The parties entered into a settlement agreement and resolved the litigation in March 2022.
In January 2017, several hundred plaintiffs sued 3M, Dyneon and Daikin America in Lawrence and Morgan Counties, Alabama (the “Owens” case). The plaintiffs are owners of property, residents, and holders of property interests who receive their water from the Water Authority. They asserted common law claims for negligence, nuisance, trespass, wantonness, and battery, and they sought injunctive relief and punitive damages. The plaintiffs contend that the defendants own and operate manufacturing and disposal facilities in Decatur that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. The court denied a motion by co-defendant Daikin to stay this case pending resolution of the St. John case. The parties entered into a settlement agreement to resolve the litigation and the case has been dismissed.
In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the Water Authority in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contended that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations. Since then, the complaint has been amended several times to add or dismiss plaintiffs, and the case currently involves 37 plaintiffs. The case is scheduled for trial in July 2023, and the parties recently filed a joint motion to extend scheduling deadlines that, if granted, will result in a December 2023 trial date. Discovery in this case is proceeding, and a mediation is scheduled for August 2022.
In July 2019, 3M announced that it had initiated an investigation into the possible presence of PFAS in three closed municipal landfills in Decatur that accepted waste from 3M’s Decatur plant and other companies in the 1960s through the 1980s. 3M has worked with the City of Decatur and other local and state entities such as Morgan County and Decatur Utilities as it has conducted its investigation. In November 2021, 3M and the City of Decatur, Decatur Utilities and Morgan County executed a collaborative agreement under which the Company agreed to contribute approximately $99 million and also to continue to address certain PFAS-related matters in the area. The contribution relates to initiatives to improve the quality of life and overall environment in Decatur, including community redevelopment and recreation projects by the City, County and Decatur Utilities. It also includes addressing PFAS matters at the Morgan County landfill and reimbursement of costs previously incurred related to PFAS remediation. In addition to the contribution, 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement the Interim Consent Order that 3M entered with ADEM in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions.

3M is also defending or has received notice of potential lawsuits in state and federal court brought by individual property owners who claim damages related to historical PFAS disposal at former area landfills near their Decatur-area properties. 3M continues to negotiate with property owners and has resolved for an immaterial amount some of the claims brought by them.
In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice worked with 3M to further investigate the presence of chemicals in the area. In December 2021, the parties reached a settlement under which 3M agreed to contribute $30 million that will be used on a new treatment system for Guin’s drinking water and a new wastewater treatment facility. In March 2022, a new putative class action was filed in the Northern District of Alabama on behalf of Guin WWSB ratepayers. Defendants include 3M, the Guin landfill, the Guin WWSB, and some waste transporters. The plaintiffs allege that their water supply has been contaminated with PFAS, which has caused them property damage and unspecified damage to health interests. The Company has filed a motion to dismiss this case.
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
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. The first lawsuit was filed against 3M and seven co-defendants, alleging PFAS contamination resulting from the use of AFFF products at several sites around the state. This case was removed to federal court and transferred to the AFFF MDL. The second suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. In July 2021, the court granted defendants’ motions to dismiss these amendments. In September 2021 the state filed its second amended complaint, which 3M answered in October 2021. The Company has removed the case to federal court, and the U.S. Judicial Panel on Multidistrict Litigation (JPML) issued a conditional transfer order which, if finalized, would send the case to the AFFF MDL. The state has moved to remand the case back to state court and vacate the conditional transfer order. The state’s motions remain pending.
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

Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL. The state has moved to remand the case back to state court and has opposed transfer to the MDL.
Massachusetts. In May 2022, the Massachusetts Attorney General filed an AFFF-related lawsuit against 13 defendants, including 3M, directly with the AFFF MDL federal court in South Carolina. The lawsuit alleges damages to natural resources and harms to public health in Massachusetts purportedly caused by PFAS contamination.
Wisconsin. In July 2022, the Wisconsin Attorney General filed a lawsuit in state court against 18 defendants, including the Company, alleging environmental contamination and public health impacts due to the PFAS chemicals and seeking punitive damages and reimbursement for the costs of investigations, cleanup and remediation.
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
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of June 30, 2022, 2,632 lawsuits (including 33 putative class actions) alleging injuries or damages by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. The parties in the MDL are currently in the process of conducting discovery. An initial pool of ten water supplier cases was selected in February 2021 for case-specific fact discovery as potential bellwether cases. In October 2021, the parties and the MDL court selected three of these cases for additional fact and expert discovery and for potential trial as bellwether cases. The MDL court in August 2021 issued a scheduling order and subsequently set the first bellwether cases to begin trial on or after March 1, 2023. The MDL court has encouraged the parties to negotiate to resolve cases in the MDL. In November 2021, the defendants filed an omnibus motion regarding their government contractor defense. Following an initial round of briefing on defendants’ motion completed in February 2022, the Court requested supplemental briefing on the issue, which was completed in July 2022. Oral argument on the motion is set for August 2022.
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
As of June 30, 2022, the Company is aware of 13 other AFFF suits originally filed in various state courts in which the Company has been named a defendant. 3M was added as a defendant in at least two of these state court actions alleging personal injury, one brought by a coal miner in Illinois in May 2022 and another brought by a firefighter in Arizona in June 2022. Nine of these cases have been removed to federal court, where defendants have sought transfer to the AFFF MDL.
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
In New York, 3M is defending 39 individual cases and one putative class action filed in the U.S. District Court for the Northern District of New York and five additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. Plaintiffs in both the federal and state individual cases assert various tort claims for personal injury and property damage and in some cases request medical monitoring. 3M has answered the operative complaints in these individual cases, which are now proceeding through discovery. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a discovery pool, which was further narrowed to eight claimants in July 2022 for expert discovery. In the putative class action, certain parties, including 3M, reached an agreement to resolve litigation among the settling parties. In February 2022, the district court issued an order granting final approval of the settlement. Under the agreement, 3M, Saint-Gobain and Honeywell will collectively contribute to a fixed total amount of approximately $65 million to resolve the plaintiffs’ claims and those of the proposed classes. 3M’s contribution is not considered material 3M is also defending 13 cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in these cases and discovery is ongoing.
In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. In June 2021, the court partially denied the defendants' motions to dismiss, by granting the motions to dismiss the negligence claim only insofar as the plaintiffs seek damages for personal injuries, as opposed to property damage. In September 2021, the plaintiffs filed a motion to amend the complaint, including to add four new named plaintiffs and putative class representatives. 3M and Wolverine filed a motion to strike the plaintiffs’ motion for class certification and opposed plaintiffs’ motion to amend the complaint. The parties also filed several dispositive and expert witness-related Daubert motions in November 2021, and the parties have engaged in productive mediation sessions. The court has set a trial date in August 2022. In addition to the consolidated federal court putative class action, as of June 30, 2022, 3M had been a defendant in approximately 275 private individual actions in Michigan state court based on similar allegations. Five of these cases were selected over time for bellwether trials, all of which were dismissed or settled. Regarding the remaining cases, in October 2021, 3M and Wolverine reached a settlement in principle with counsel representing all but three of the remaining private individual actions. 3M and Wolverine have finalized settlement agreements to resolve two more of the remaining cases (on behalf of seven plaintiff families). 3M and Wolverine’s motion to dismiss the lone remaining individual Michigan state court case was granted without prejudice in June 2022.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases are proceeding through discovery. In the Gadsden case, mediation has been ordered and is ongoing, and trial has been set for October 2022. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M filed a motion to dismiss a series of amended complaints, resulting in the dismissal of plaintiffs’ negligence claim against 3M. This case is proceeding through discovery. 3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. 3M's motion to dismiss the case was denied in March 2022 This case remains in early stages of litigation.
In California, 3M, Decra Roofing and certain DuPont-related entities were named as defendants in an action brought in state court by the Orange County Water District and ten additional local water providers in December 2020, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The plaintiffs filed an amended complaint, and 3M filed a demurrer to the amended complaint in March 2021. In April 2021, the court denied 3M’s demurrer. In May 2021, the Orange County plaintiffs filed a second amended complaint. In June 2021, the case was removed to the U.S. District Court for the Central District of California where the plaintiffs moved to remand the case back to state court. The court granted plaintiffs’ motion to remand. 3M appealed the remand decision to the U.S. Court of Appeals for the Ninth Circuit, which in March 2022 reversed the district court's remand order and ordered the case be returned to federal court. In June 2022, the JPML ordered that the case be transferred to the AFFF MDL court. In February 2021, the City of Corona and a local utility authority filed a lawsuit in California state court against 3M and other defendants, alleging PFAS contamination from 3M products generally as well as from 3M’s Corona facility and roofing granules products. Plaintiffs filed an amended complaint in June 2021. In October 2021, 3M filed a demurrer to the amended complaint in state court. The demurrer was denied in January 2022 and 3M answered the complaint in February 2022. In June 2022, the Sacramento Suburban Water District filed a lawsuit in California federal court against 3M and certain other defendants, alleging PFAS contamination from 3M products generally. 3M has not yet responded to the complaint in that action.
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

In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has answered the complaint, and discovery closed in September 2021. The parties engaged in mediation. 3M filed its motion for summary judgement in March 2022. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In December 2020, 3M filed a motion to dismiss the Hopatcong matter. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. In March 2021, 3M filed a motion to dismiss the Pequannock matter. Discovery is ongoing in both the Hopatcong and Pequannock matters. 3M, together with several co-defendants, is also defending seventeen cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. These cases have all been coordinated for discovery, which is ongoing. Plaintiffs in ten of these cases seek medical monitoring and property damages. 3M’s motion to dismiss the earliest filed of these cases was largely denied in February 2021, and 3M has since filed answers in eight of these cases. Plaintiffs in the seven remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children. 3M has moved to dismiss five of these cases and stipulated to apply the motions in the other cases. In February 2022, 3M's motion to dismiss was largely denied. In December 2021, plaintiffs filed four additional cases in New Jersey state court similar to the personal injury actions filed in federal court. These cases have been removed to federal court, and plaintiffs recently moved to remand the cases to state court. Since then, Plaintiffs have filed five additional complaints in state court, two of which have been removed to federal court. Finally, 3M is also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS in excess of state regulatory levels. Middlesex Water Company is also named as a defendant in this action. With respect to 3M, the suit asserts claims for negligence, nuisance, and trespass. Plaintiffs seek an injunction to include bottled water and home treatment systems and alleged damages for diminution-in-property value, among other relief. 3M filed a motion to dismiss in March 2022. This case remains in early stages of litigation. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action of the state residents who are customers of the water company, seeking indemnity from the Company. In June 2022, 3M moved to dismiss and/or stay the third-party complaint in that action. Middlesex Water Company subsequently removed the case to federal court in July 2022.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court.
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

As previously reported, the Illinois EPA in August 2014 approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results. In May 2022, the Company responded to Illinois EPA’s request expressing the Company’s intent to continue voluntary remedial actions pursuant to the voluntary May 2000 Site Remediation Agreement, including anticipated completion schedules, ongoing operation and expansion of groundwater management activities, and new regional sampling and on-site activities at the Cordova facility. In June 2022, the Illinois EPA provided notice of the termination of the Cordova May 2000 Site Remediation Agreement. The Company continues to perform pumping of impacted site groundwater, groundwater monitoring and routine reporting of results to Illinois EPA.
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
In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility, including the nature and scope of a draft EPA SDWA Administrative Consent Order received in December 2021 proposing that the Company survey and sample proposed private and public drinking water wells within the vicinity of the Cordova facility and provide alternate drinking water as appropriate. In April 2022, the Company received an information request from EPA seeking information related to the operation of specific PFAS-related processes, and the Company is cooperating with this inquiry and is producing documents and information. In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the Resource Conservation and Recovery Act (RCRA) related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility.
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
Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its RCRA permit for its Cottage Grove incinerator. In July 2020, the Company received an information request from MPCA related to the June 2020 disclosure, to which the Company responded in September 2020. The Company continues to work with the MPCA to address WAP/FAP implementation issues disclosed in June 2020. In January 2021, the Company received a notice of violation (NOV) from MPCA related to, among other matters, the above-described Clean Water Act and RCRA issues. The Company has cooperated with MPCA to address the issues that are the subject of the NOV and signed a stipulation agreement in May 2022 with MPCA to pay a penalty and settle the waste violations cited in the NOV. In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company is cooperating with these inquires and is producing documents and information in response to the requests. In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company is working with MPCA regarding its proposed schedule of compliance.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first six months of 2022, as a result of recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $529 million since December 31, 2021 and made related payments of $187 million. As of June 30, 2022, the Company had recorded liabilities of $754 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of June 30, 2022, the Company had recorded liabilities of $26 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2022, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, face litigation from approximately 235,000 claimants. As noted in the "Respirator Mask/Asbestos Litigation — Aearo Technologies" section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section "Respirator Mask/Asbestos Litigation — Aearo Technologies". 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities as they continue to operate during the chapter 11 proceedings. 3M has committed $1.0 billion to fund this trust and has committed an additional $0.2 billion to fund projected related case expenses. Under the terms of the agreement, the Company will provide additional funding if required by the Aearo Entities. Related to these actions, which represent a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022. The accrued liability balance is largely reflected within other liabilities on 3M's consolidated balance sheet. The Company will deconsolidate Aearo Entities and certain other related entities in the third quarter of 2022, the impact of which is not expected to be material to 3M.
Upon the filings in late July 2022 in the U.S Bankruptcy Court for the Southern District of Indiana, all litigation against Aearo Entities that filed chapter 11 cases is automatically stayed. The Aearo Entities have also requested that the Bankruptcy Court confirm that Combat Arms Earplugs litigation against the Company is also stayed or order it enjoined. Further hearings on these matters are expected in the third quarter of 2022.
Preceding Combat Arms Earplugs matters:
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
As of June 30, 2022, the Company is a named defendant in lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 115,300 individual claimants making similar allegations. The significant increase from year-end 2021 in the number of claimants is largely due to the number of claims moved from the administrative docket to the active docket as the result of the transition orders the multi-district litigation (MDL) judge began issuing at the end of 2021 (as more fully described below), in addition to claims filed directly on the active docket during the first and second quarters of 2022. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in an MDL proceeding to centralize pre-trial proceedings. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the MDL court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.

In April 2021, 3M received an adverse jury verdict in the first bellwether trial. The jury awarded the three plaintiffs less than $1 million in compensatory damages and $6 million in punitive damages for a total of $7 million. 3M appealed the verdicts, challenging, among other rulings, the MDL court's denial of 3M’s motion to assert the government contractor defense. The next two bellwether trials occurred in May and June of 2021. In May 2021, 3M received a verdict in its favor in the second bellwether trial, in which a jury rejected claims that 3M knowingly sold earplugs with design defects. In June 2021, 3M received an adverse verdict in the third bellwether trial. The jury found 3M liable for strict liability failure to warn, but found 3M not liable for design defect or fraud. The jury apportioned fault 62 percent to 3M and 38 percent to the plaintiff for a total damage award of approximately $1 million. 3M appealed the verdict. In October 2021, 3M received an adverse verdict in the fourth bellwether trial, in which a jury awarded $8 million to the plaintiff. 3M received verdicts in its favor in the fifth and sixth bellwether trials. 3M received an adverse verdict in the seventh and eighth bellwether trials, in which the juries awarded the plaintiffs $13 million and $23 million, respectively. 3M prevailed in the ninth and tenth bellwether cases but received adverse verdicts in the eleventh bellwether case in which the jury awarded each of the two plaintiffs $15 million in compensatory and $40 million in punitive damages. 3M received adverse verdicts in the twelfth and thirteenth bellwether cases in which the jury awarded one plaintiff with $50 million and another with $8 million in compensatory damages. 3M prevailed in the fourteenth bellwether trial. Plaintiff in the fourteenth bellwether trial has filed a notice of appeal. In April 2022, a jury returned a plaintiff’s verdict in the fifteenth bellwether trial, awarding $2.2 million in compensatory damages and declining to award punitive damages. In May 2022, a jury returned a plaintiff’s verdict in the last scheduled federal bellwether trial. The jury awarded $5 million in compensatory damages and $72 million in punitive damages. These trials have not included several bellwether cases that plaintiffs' counsel dismissed with prejudice either during discovery or after being set for trial. While the Company intends to appeal these adverse verdicts, pending the Bankruptcy Court's decision on the hearings referenced above, the Court may stay any action on appeal.
An administrative docket of approximately 119,900 unfiled and unverified claims has also been maintained at the MDL court. The MDL court in August 2021 provided notice of an intent to issue forthcoming transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over 12 months. The orders will provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. The MDL court also ordered the parties to prepare for trial 1,500 cases in three waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed. In November 2021, the judge issued the first wave order of the first 500 cases over the next eight months, and in February 2022, the judge issued the second wave order of an additional 500 cases. In May 2022, the judge issued the third wave order of an additional 500 cases. The judge ordered a three-day mediation in July 2022. Also in July 2022, the judge set the date for a single plaintiff trial for October 2022. Following conclusion of the bellwether trial process and unsuccessful settlement discussions, and with another 1,500 cases being prepared for trial while the Company's appeals are still pending, the Aearo Entities and the Company adopted a change in strategy for managing these alleged litigation liabilities that led to the Aearo Entities initiating the chapter 11 proceedings as discussed above.
3M is also defending lawsuits brought primarily by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court, and the federal court remanded them to state court in March 2020. On appeal, the U.S. Court of Appeals for the Eighth Circuit ruled in October 2021 that the cases brought by non-military plaintiffs were properly remanded to state court, whereas the cases brought by military contractor plaintiffs who had received the Combat Arms Earplugs from the military should have remained in federal court. In November 2021, the Eighth Circuit granted 3M's unopposed motion to vacate the remand orders in the remaining appeals of military service member cases. The military service member cases are expected to be remanded to federal court and transferred to the MDL. There are approximately 40 lawsuits involving approximately 1,100 plaintiffs pending in the state court. The state court cases are subject to a bellwether case selection process. The Company has filed a motion to compel plaintiffs to produce medical records. The first trial in Hennepin County is scheduled for no earlier than August 2022.
As of June 30, 2022, the Company was a named defendant in approximately 5,258 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.
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

The U.S. Judicial Panel on Multidistrict Litigation (JPML) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In February 2022, the Company filed a petition for a writ of certiorari in the U.S. Supreme Court. In May 2022, the U.S. Supreme Court declined 3M’s request to review the Eighth Circuit court’s decision. The MDL court has not yet issued a new case management order. In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate, and initial sessions took place in May 2022. Additional sessions will take place in August 2022. Also, in August 2021, the Eighth Circuit court separately affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
In addition to the federal cases, there are five state court cases. Three are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. Two of the Missouri cases are set for trial; one in September 2022 and one in April 2023. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims, and a similar case in Etowah County, Alabama. In August 2019, the MDL court enjoined the individual plaintiff from pursuing his claims in Texas state court because he had previously filed and dismissed a claim in the MDL. That plaintiff has appealed the order to the U.S. Court of Appeals for the Eighth Circuit, which heard oral argument on this appeal in March 2021. In May 2021, the Court of Appeals lifted the MDL court’s injunction that barred plaintiff from litigating the Texas state court case. The court has set a trial date in December 2022.
As previously disclosed, 3M had been named a defendant in 61 cases in Minnesota state court. In January 2018, the Minnesota state court excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation. The Minnesota Court of Appeals affirmed the state court orders in their entirety and the Minnesota Supreme Court denied plaintiffs’ petition for review and entered the final dismissal in 2019, effectively ending the Minnesota state court cases.
In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections that the representative plaintiff claims were due to the use of the Bair Hugger™ patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL.
No liability has been recorded for the Bair Hugger™ litigation because the Company believes that any such liability is not probable and reasonably estimable at this time.
For product liability litigation matters described in this section for which a liability has been recorded,, the Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
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
In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal. The Minnesota federal plaintiffs then filed an amended complaint in February 2022. The defendants moved to dismiss the consolidated federal derivative action in May 2022.
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
The government inquiry followed two qui tam actions filed in 2008 by two former employees against Kinetic Concepts, Inc. and KCI USA, Inc. (collectively, the “KCI defendants”) under seal in the U.S. District Court for the Central District of California. The complaints contain allegations that the KCI Defendants violated the federal False Claims Act by submitting false or fraudulent claims to federal healthcare programs by billing for V.A.C.® Therapy in a manner that was not consistent with the Local Coverage Determinations issued by the Durable Medical Equipment Medicare Administrative Contractors and seek monetary damages. One complaint (the “Godecke case”) also contained allegations that the KCI Defendants retaliated against the relator-plaintiff for alleged whistle-blowing behavior.
Following preliminary motions practice, two appeals, and discovery in the Godecke case, relator-plaintiff Godecke and the KCI Defendants reached a settlement in early 2022, which included a settlement payment by the KCI Defendants to relator-plaintiff of an agreed amount and a complete dismissal of all claims with prejudice by both parties and without prejudice to the United States. In January 2022, the district court entered an order dismissing the case with prejudice as to the relator-plaintiff and the KCI Defendants and without prejudice to the United States.
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

NOTE 15. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of June 30, 2022, the remaining shares available for grant under the LTIP Program are 32 million.
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
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2022 and 2021.
Stock-Based Compensation Expense

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Cost of sales	$9	$9	$33	$31
Selling, general and administrative expenses	31	37	114	121
Research, development and related expenses	7	7	35	32
Stock-based compensation expenses	47	53	182	184
Income tax benefits	(9)	(25)	(46)	(76)
Stock-based compensation expenses (benefits), net of tax	$38	$28	$136	$108
Stock Option Program
The following table summarizes stock option activity during the six months ended June 30, 2022:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	34,560	$163.52
Granted	3,776	162.39
Exercised	(1,297)	96.86
Forfeited	(372)	179.40
June 30	36,667	165.61	63	$72,356
Options exercisable
June 30	29,170	$165.71	51	$72,356

Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of June 30, 2022, there was $72 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months. The total intrinsic values of stock options exercised were $90 million and $277 million during the six months ended June 30, 2022 and 2021, respectively. Cash received from options exercised was $123 million and $382 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $18 million and $59 million for the six months ended June 30, 2022 and 2021, respectively.
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
Restricted Stock and Restricted Stock Units
The following table summarizes restricted stock and restricted stock unit activity during the six months ended June 30, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1	1,987	$175.96
Granted	1,057	161.76
Vested	(512)	199.75
Forfeited	(62)	167.79
As of June 30	2,470	165.15
As of June 30, 2022, there was $158 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 26 months. The total fair value of restricted stock and restricted stock units that vested during the six months ended June 30, 2022 and 2021 was $82 million and $79 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $16 million and $15 million for the six months ended June 30, 2022 and 2021, respectively.
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
The following table summarizes performance share activity during the six months ended June 30, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1	481	$175.12
Granted	269	144.77
Distributed	(116)	207.49
Performance change	(165)	153.90
Forfeited	(20)	160.83
As of June 30	449	157.00
As of June 30, 2022, there was $23 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 17 months. The total fair value of performance shares that were distributed were $21 million and $22 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $4 million for the six months ended June 30, 2022 and 2021, respectively.
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
Effective in the first quarter of 2022, the measure of segment operating performance used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income (loss) ) was updated. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments. The changes included the items described below. The financial information presented herein reflects the impact of these business segment reporting changes for all periods presented.

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
Business Segment Information

(Millions)	Three months ended June 30,		Six months ended June 30,
Net Sales	2022	2021	2022	2021
Safety and Industrial	2,924	3,029	5,975	6,128
Transportation and Electronics	2,268	2,355	4,608	4,751
Health Care	2,179	2,165	4,303	4,234
Consumer	1,330	1,400	2,643	2,689
Corporate and Unallocated	1	1	2	(1)
Total Company	8,702	8,950	17,531	17,801

	Three months ended June 30,		Six months ended June 30,
Operating Performance	2022	2021	2022	2021
Safety and Industrial	(707)	662	(71)	1,414
Transportation and Electronics	476	513	972	1,069
Health Care	494	548	942	1,012
Consumer	247	290	471	559
Total business segment operating income	510	2,013	2,314	4,054
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(379)	(75)	(566)	(145)
Other corporate expense - net	(21)	33	3	56
Total Corporate and Unallocated	(400)	(42)	(563)	(89)
Total Company operating income	110	1,971	1,751	3,965

Other expense/(income), net	50	33	88	82
Income before income taxes	60	1,938	1,663	3,883

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
As described in the Overview—Consideration of COVID-19 section of Part II, Item 7 of the Company's Current Report on Form 8-K dated April 26, 2022 (which updated the Company’s 2021 Annual Report on Form 10-K), 3M continues to be impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). In addition, risk factors with respect to COVID-19, can be found in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Given the diversity of 3M’s businesses, some of the factors described in that Overview—Consideration of COVID-19 section have increased the demand for 3M products, while others have decreased demand or made it more difficult for 3M to serve customers. Due to the speed with which the COVID-19 situation continues to develop and evolve and the uncertainty of its duration and the timing of recovery, 3M is not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on its consolidated results of operations or financial condition.

During the first six month of 2022, 3M's costs for significant litigation (see Certain amounts adjusted for special items - (non-GAAP measures section below) included, among things, pre-tax charges associated with steps toward resolving Combat Arms Earplugs litigation and associated with additional commitments to address PFAS-related maters at its Zwijndrecht, Belgium site (approximately $1.2 billion and $355 million, respectively, in the second quarter of 2022). These matters are further discussed in Note 14.
3M is experiencing interruption to a portion of the manufacturing at its site in Zwijndrecht, Belgium as more fully discussed in Note 14. 3M is also impacted by the Russia-Ukraine conflict. Relevant risk factors can be found in Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. As discussed in Note 14, 3M received approval in June 2022 to begin the process toward restarting manufacturing operations at the Zwijndrecht facility. The process for restarting previously-idled operations at the facility is progressing according to plan. Belgian government authorities continue to maintain oversight of these operations and compliance with applicable requirements. With respect to the Russia-Ukraine conflict, the business and operational environment in Russia is impacted by, among other things, Russian laws and regulations as well as sanctions imposed by the U.S. and other governments. In light of the conflict, in March 2022, 3M suspended operations of its subsidiaries in Russia, the net sales of which was less than one percent of 3M’s consolidated net sales for 2021. If the environment were to deteriorate, such as a lack of currency exchangeability coupled with an acute degradation in the ability to make key operational decisions, a need to deconsolidate these subsidiaries' operations could arise. Additionally, the Company continues to evaluate options, some of which could lead to termination of activities of these subsidiaries and substantially their liquidation. 3M monitors factors such as its ability to access various exchange mechanisms; the impact of government regulations on the Company’s ability to manage its Russian subsidiaries' capital structure, purchasing, product pricing, and labor relations; and the current political and economic situation. Based upon a review of factors as of June 30, 2022, the Company continues to consolidate its Russian subsidiaries. As of June 30, 2022, the balance of accumulated other comprehensive loss associated with these subsidiaries was approximately $40 million and the amount of intercompany receivables due from these subsidiaries and their total net assets was approximately $90 million. 3M also has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. Further supply disruption could lead to downstream customer impacts. Though 3M monitors relevant factors as well as options to mitigate potential impacts, it is not able to predict the extent to which these circumstances may have a material effect on 3M’s consolidated results of operations or financial condition.
Operating income margin and earnings per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in operating income margins and diluted earnings per share for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30, 2022		Six months ended June 30, 2022
	Percent of net sales	Earnings per diluted share	Percent of net sales	Earnings per diluted share
Same period last year	22.0%	$2.59	22.3%	$5.36
Net costs for significant litigation	1.4	0.16	1.4	0.34
Same period last year, excluding special items	23.4%	$2.75	23.7%	$5.70
Increase/(decrease) due to:
Total organic growth/productivity and other	0.8	0.12	0.2	0.12
Raw material impact	(3.1)	(0.36)	(2.7)	(0.66)
Foreign exchange impacts	(0.1)	(0.13)	—	(0.17)
Other expense (income), net	N/A	(0.02)	N/A	(0.01)
Income tax rate	N/A	0.05	N/A	0.03
Shares of common stock outstanding	N/A	0.07	N/A	0.12
Current period, excluding special items	21.0%	$2.48	21.2%	$5.13
Net costs for significant litigation	(19.7)	(2.34)	(11.2)	(2.73)
Current period	1.3%	$0.14	10.0%	$2.40

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
A discussion related to the components of year-on-year changes in operating income margin and earnings per diluted share follows:
Total organic growth/productivity and other:
•For the second quarter of 2022, the following components impacted operating margins and earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted operating margins by 0.4 percent and earnings per share by $0.09.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.21 to earnings per share and 1.2 percent to operating margins which was impacted by the following:
▪Strong pricing, spending discipline and benefits from restructuring actions taken in 2021
▪Manufacturing headwinds from global supply chain challenges, including geopolitical impacts due to the Russia/Ukraine conflict as well as the COVID related shutdown in China
▪Second quarter of 2021 pre-tax benefit of $91 million pre-tax ($0.12 per share after tax) from the impact of the favorable decision of the Brazilian Supreme Court regarding the calculation of past social taxes
▪Increased investments in growth, productivity and sustainability
•For the first six months of 2022, the following components impacted operating margins and earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted operating margins by 0.3 percent and earnings per share by $0.12.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.24 to earnings per share and 0.5 percent to operating margins which was impacted by the following:
▪Strong pricing, spending discipline and benefits from restructuring actions taken in 2021
▪Manufacturing headwinds from global supply chain challenges, including geopolitical impacts due to the Russia/Ukraine conflict as well as the COVID related shutdown in China
▪Second quarter of 2021 benefit of $91 million pre-tax ($0.12 per share after tax) from the impact of the favorable decision of the Brazilian Supreme Court regarding the calculation of past social taxes
▪Increased investments in growth, productivity and sustainability
Raw material impact:
•3M continued to experience inflationary pressures with year-on-year increases in raw material and logistics costs.
Foreign exchange impacts
•Foreign currency impacts (net of hedging) decreased operating income by approximately $84 million (or a decrease of pre-tax earnings by approximately $95 million) year-on-year for the second quarter of 2022 and decreased operating income by approximately $111 million (or a decrease of pre-tax earnings by approximately $121 million) year-on-year for the first six months of 2022 primarily the result of the strength of the U.S. dollar. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Other expense (income), net:
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the first three and six months of 2022.
•Interest expense (net of interest income) increased for the three months ended June 30, 2022 compared to the same period year-on-year and decreased for the six months ended June 30, 2022 compared to the same period year-on-year.

Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the second quarter of 2022 was (38.3) percent, a decrease from 21.5 percent in the prior year. The effective tax rate for the first six months of 2022 was 16.8 percent, as compared to 18.9 percent in the prior year. The primary factor that decreased the Company's effective tax rate for both periods was the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).
•On an adjusted basis (as discussed below), the effective tax rate for the second quarter and first six months of 2022 was 19.8 percent and 18.7 percent, respectively, a decrease of 1.8 percentage points and a decrease of 0.5 percent, respectively, compared to the same period year-on-year.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings per share year-on-year for the first three and six months of 2022.
Certain amounts adjusted for special items - (non-GAAP measures):
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides non-GAAP measures that adjust for the impacts of special items. For the periods presented, special items include the items described below. Operating income, segment operating income (loss), income before taxes, net income, earnings per share, and the effective tax rate are all measures for which 3M provides the reported GAAP measure and a measure adjusted for special items. The adjusted measures are not in accordance with, nor are they a substitute for, GAAP measures. While the Company includes certain items in its measure of segment operating performance, it also considers these non-GAAP measures in evaluating and managing its operations. The Company believes that discussion of results adjusted for special items is useful to investors in understanding underlying business performance, while also providing additional transparency to the special items. Special items impacting operating income are reflected in Corporate and Unallocated, except as described below with respect to net costs for significant litigation. The determination of these items may not be comparable to similarly titled measures used by other companies.
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

	Operating Income (Loss)
(Dollars in millions, except per share amounts)	Safety and Industrial	Safety and Industrial Margin	Total Company	Total Company Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attrib-utable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Three months ended June 30, 2021 GAAP	$662	21.8%	$1,971	22.0%	$1,938	$415	21.5%	$1,524	$2.59
Adjustments for special items:
Net costs for significant litigation	52		127		127	30		97	0.16
Three months ended June 30, 2021 adjusted amounts (non-GAAP measures)	$714	23.6%	$2,098	23.4%	$2,065	$445	21.6%	$1,621	$2.75

Three months ended June 30, 2022 GAAP	$(707)	(24.2)%	$110	1.3%	$60	$(23)	(38.3)%	$78	$0.14	(95)%
Adjustments for special items:
Net costs for significant litigation	1,337		1,716		1,716	374		1,342	2.34
Three months ended June 30, 2022 adjusted amounts (non-GAAP measures)	$630	21.5%	$1,826	21.0%	$1,776	$351	19.8%	$1,420	$2.48	(10)%

	Operating Income (Loss)
(Dollars in millions, except per share amounts)	Safety and Industrial	Safety and Industrial Margin	Total Company	Total Company Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attrib-utable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Six months ended June 30, 2021 GAAP	$1,414	23.1%	$3,965	22.3%	$3,883	$734	18.9%	$3,148	$5.36
Adjustments for special items:
Net costs for significant litigation	117		262		262	62		200	0.34
Six months ended June 30, 2021 adjusted amounts (non-GAAP measures)	$1,531	25.0%	$4,227	23.7%	$4,145	$796	19.2%	$3,348	$5.70

Six months ended June 30, 2022 GAAP	$(71)	(1.2)%	$1,751	10.0%	$1,663	$279	16.8%	$1,377	$2.40	(55)%
Adjustments for special items:
Net costs for significant litigation	1,400		1,966		1,966	399		1,567	2.73
Six months ended June 30, 2022 adjusted amounts (non-GAAP measures)	$1,329	22.2%	$3,717	21.2%	$3,629	$678	18.7%	$2,944	$5.13	(10)%

Sales and operating income (loss) by business segment:
The following tables contain sales and operating income (loss) results by business segment for the three and six months ended June 30, 2022 and 2021. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2022 versus 2021 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments.

	Three months ended June 30,
	2022		2021		% change
(Dollars in millions)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income	Net Sales	Oper. Income (Loss)
Business Segments
Safety and Industrial	$2,924	$(707)	$3,029	$662	(3.4)%	(206.9)%
Transportation and Electronics	2,268	476	2,355	513	(3.7)	(7.5)
Health Care	2,179	494	2,165	548	0.6	(9.9)
Consumer	1,330	247	1,400	290	(5.0)	(14.9)
Corporate and Unallocated	1	(400)	1	(42)
Total Company	$8,702	$110	$8,950	$1,971	(2.8)%	(94.4)%

	Six months ended June 30,
	2022		2021		% change
(Dollars in millions)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income	Net Sales	Oper. Income (Loss)
Business Segments
Safety and Industrial	$5,975	$(71)	$6,128	$1,414	(2.5)%	(105.0)%
Transportation and Electronics	4,608	972	4,751	1,069	(3.0)%	(9.1)%
Health Care	4,303	942	4,234	1,012	1.6%	(7.0)%
Consumer	2,643	471	2,689	559	(1.7)%	(15.7)%
Corporate and Unallocated	2	(563)	(1)	(89)
Total Company	$17,531	$1,751	$17,801	$3,965	(1.5)%	(55.8)%

	Three months ended June 30, 2022
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.7%	—%	—%	(4.1)%	(3.4)%
Transportation and Electronics	0.5	—	—	(4.2)	(3.7)
Health Care	4.4	—	—	(3.8)	0.6
Consumer	(2.5)	—	—	(2.5)	(5.0)
Total Company	1.0	—	—	(3.8)	(2.8)

	Six months ended June 30, 2022
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.6%	—%	—%	(3.1)%	(2.5)%
Transportation and Electronics	0.1	—	—	(3.1)	(3.0)
Health Care	4.5	—	—	(2.9)	1.6
Consumer	0.3	—	—	(2.0)	(1.7)
Total Company	1.4	—	—	(2.9)	(1.5)

Sales by geographic area:
Percent change information compares the three and six months ended June 30, 2022 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,751	$2,447	$1,504	$—	$8,702
% of worldwide sales	54.6%	28.1%	17.3%		100.0%
Components of net sales change:
Organic sales	3.9	(1.8)	(2.0)		1.0
Divestitures	—	—	—		—
Translation	(0.2)	(6.0)	(10.2)		(3.8)
Total sales change	3.7%	(7.8)%	(12.2)%		(2.8)%

	Six months ended June 30, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$9,189	$5,217	$3,125	$—	$17,531
% of worldwide sales	52.4%	29.8%	17.8%		100.0%
Components of net sales change:
Organic sales	3.2	0.5	(2.0)		1.4
Divestitures	—	—	—		—
Translation	(0.1)	(4.3)	(7.9)		(2.9)
Total sales change	3.1%	(3.8)%	(9.9)%		(1.5)%
Additional information beyond what is included in the preceding tables are as follows:
•For the second quarter of 2022, in the Americas geographic area, U.S. total sales increased 2 percent which included increased organic sales of 2 percent. Total sales in Mexico increased 13 percent which included increased organic sales of 13 percent. In Canada, total sales increased 13 percent which included increased organic sales of 17 percent. In Brazil, total sales increased 17 percent which included increased organic sales of 9 percent. In the Asia Pacific geographic area, China total sales decreased 11 percent which included decreased organic sales of 8 percent. In Japan, total sales decreased 11 percent which included increased organic sales of 1 percent.
•For the first six months of 2022, in the Americas geographic area, U.S. total sales increased 1 percent which included increased organic sales of 1 percent. Total sales in Mexico increased 11 percent which included increased organic sales of 12 percent. In Canada, total sales increased 17 percent which included increased organic sales of 19 percent. In Brazil, total sales increased 18 percent which included increased organic sales of 11 percent. In the Asia Pacific geographic area, China total sales decreased 6 percent which included decreased organic sales of 5 percent. In Japan, total sales decreased 8 percent which included increased organic sales of 2 percent.

Managing currency risks:
The stronger U.S. dollar had a negative impact on sales in the first three and six months of 2022 compared to the same periods last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the first three and six months of 2022 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition:
Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2022, the Company purchased $773 million of its own stock, compared to $734 million of stock purchases in the first six months of 2021. As of June 30, 2022, approximately $4.8 billion remained available under the authorization. In February 2022, 3M’s Board of Directors declared a first-quarter 2022 dividend of $1.49 per share, an increase of 1 percent. This marked the 64th consecutive year of dividend increases for 3M. In May 2022, 3M's Board of Directors declared a second-quarter dividend of $1.49 per share.
3M expects to contribute approximately $200 million of cash to its global defined benefit pension and postretirement plans in 2022. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022.
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
(Percent of net sales)	2022	2021	Change	2022	2021	Change
Cost of sales	58.5%	52.7%	5.8%	56.6%	51.9%	4.7%
Selling, general and administrative expenses (SG&A)	34.7	19.6	15.1	27.9	20.0	7.9
Research, development and related expenses (R&D)	5.5	5.7	(0.2)	5.5	5.8	(0.3)
Operating income margin	1.3%	22.0%	(20.7)%	10.0%	22.3%	(12.3)%
3M expects global defined benefit pension and postretirement service cost expense in 2022 to decrease by approximately $68 million pre-tax when compared to 2021, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in defined benefit pension and postretirement service cost expense for the second quarter and first six months of 2022 was approximately $18 million and $34 million.
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
Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the first three and six months of 2022 when compared to the same periods last year. Increases were primarily due to 2022 special item costs for significant litigation from additional commitments to address PFAS-related maters at 3M's Zwijndrecht, Belgium site (discussed in Note 14), higher raw materials and logistics costs, manufacturing productivity headwinds which were further magnified by the combined impact of COVID-related lockdowns in China and the shutdown of certain operations in Belgium, compensation and benefit costs, and investments in growth, productivity and sustainability.
Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, increased in the first three and six months of 2022 when compared to the same period last year. SG&A was impacted by increased special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) resulting in a 2022 second quarter pre-tax charge of approximately $1.2 billion, compensation and benefit costs, and continued investment on key growth initiatives. Cost increases were partially offset by restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, decreased in the first three and six months of 2022 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations.
Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) increased in the second quarter of 2022 primarily driven by foreign exchange; net interest decreased in the first six months of 2022 compared to the same period year-on-year due to an early debt extinguishment pre-tax charge in the first quarter of 2021 and generation of incremental interest income.
The non-service pension and postretirement net benefit decreased approximately $13 million and $25 million in the first three and six months of 2022, respectively, compared to the same period year-on-year.
Provision for Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income)	2022	2021	2022	2021
Effective tax rate	(38.3)%	21.5%	16.8%	18.9%
The primary factor that decreased the Company’s effective tax rate for the second quarter of 2022 and first six months of 2022 versus the same period in the prior year was the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).
3M currently estimates its effective tax rate for 2022 to be approximately 17.5 to 18.5 percent. The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.

Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Income (loss) from unconsolidated subsidiaries, net of taxes	$(1)	$2	$1	$3
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2022	2021	2022	2021
Net income (loss) attributable to noncontrolling interest	$4	$1	$8	$4
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
Corporate and Unallocated operating expenses increased in the first three and six months of 2022, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of net costs for significant litigation, gain/loss on sale of businesses, and divestiture-related restructuring actions. Corporate special item net costs increased in the first three and six months of 2022 year over year primarily due to additional commitments in 2022 to address PFAS-related maters at 3M's Zwijndrecht, Belgium site (discussed in Note 14),
Other Corporate Expense - Net
Other corporate operating expenses, net, increased in the first three and six months of 2022, when compared to the same period last year primarily due to a $91 million pre-tax benefit from the impact of the favorable decision of the Brazilian Supreme Court included in the second quarter of 2021 regarding the calculation of past social taxes.
Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K), Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales (millions)	$2,924	$3,029	$5,975	$6,128
Sales change analysis:
Organic sales	0.7%		0.6%
Translation	(4.1)		(3.1)
Total sales change	(3.4)%		(2.5)%

Business segment operating income (loss) (millions)	$(707)	$662	$(71)	$1,414
Percent change	(206.9)%		(105.0)%
Percent of sales	(24.2)%	21.8%	(1.2)%	23.1%

Adjusted business segment operating income (millions) (non-GAAP measure)	$630	$714	$1,329	$1,531
Percent change	(11.8)%		(13.2)%
Percent of sales	21.5%	23.6%	22.2%	25.0%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs for respirator mask/asbestos and Combat Arms Earplugs litigation matters. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Second quarter 2022 results:
Sales in Safety and Industrial were down 3.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in abrasives, electrical markets, closure and masking systems, roofing granules, automotive aftermarket, and industrial adhesives and tapes and decreased in personal safety.
•Growth from continued improving general industrial manufacturing activity and other end-market demand was partially offset by the disposable respirator sales decline within personal safety, which negatively impacted year-on-year second quarter organic growth by 5.7 percent. COVID-related lockdowns in China also negatively impacted growth.
Business segment operating income margins decreased year-on-year due to special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) resulting in a 2022 second quarter pre-tax charge of approximately $1.2 billion. Margins were also impacted by manufacturing productivity headwinds further magnified by the COVID-related lockdowns in China, partially offset by spending discipline and benefits from restructuring actions. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
First six months 2022 results:
Sales in Safety and Industrial were down 2.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in closure and masking systems, abrasives, electrical markets, industrial adhesives and tapes, roofing granules, and automotive aftermarket and decreased in personal safety.
•Growth from continued improving general industrial manufacturing activity and other end-market demand was partially offset by the disposable respirator sales decline within personal safety, which negatively impacted year-on-year organic growth by 3.6 percent.
Business segment operating income margins decreased year-on-year due to special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) resulting in a 2022 second quarter pre-tax charge of approximately $1.2 billion. Margins were also impacted by increased raw materials and logistics costs, manufacturing productivity headwinds further magnified by the COVID related lockdowns in China, partially offset by selling price actions, spending discipline and benefits from restructuring actions. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales (millions)	$2,268	$2,355	$4,608	$4,751
Sales change analysis:
Organic sales	0.5%		0.1%
Translation	(4.2)		(3.1)
Total sales change	(3.7)%		(3.0)%

Business segment operating income (millions)	$476	$513	$972	$1,069
Percent change	(7.5)%		(9.1)%
Percent of sales	21.0%	21.8%	21.1%	22.5%
Second quarter 2022 results:
Sales in Transportation and Electronics were down 3.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in advanced materials, commercial solutions, and automotive and aerospace, and decreased in electronics and transportation safety.
•Growth was held back by the COVID-related lockdowns in China along with the ongoing impacts of the semiconductor supply chain constraints on the automotive and consumer electronics end-markets.
Business segment operating income margins decreased year-on-year due to manufacturing productivity headwinds from the combined impact of COVID-related lockdowns in China and the continued shutdown during Q2 of certain operations in Belgium, partially offset by strong spending discipline and benefits from restructuring actions.
First six months 2022 results:
Sales in Transportation and Electronics were down 3.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial solutions and advanced materials, and decreased in automotive and aerospace, electronics and transportation safety.
•Growth was held back by the ongoing impacts of the semiconductor supply chain constraints on the automotive and consumer electronics end-markets along with the COVID-related lockdowns in China.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs, manufacturing productivity headwinds which were further magnified by the combined impact of COVID-related lockdowns in China and the shutdown of certain operations in Belgium and investments in auto electrification, partially offset by selling price actions, strong spending discipline and benefits from restructuring actions.

Health Care Business:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales (millions)	$2,179	$2,165	$4,303	$4,234
Sales change analysis:
Organic sales	4.4%		4.5%
Translation	(3.8)		(2.9)
Total sales change	0.6%		1.6%

Business segment operating income (millions)	$494	$548	$942	$1,012
Percent change	(9.9)%		(7.0)%
Percent of sales	22.7%	25.3%	21.9%	23.9%
Second quarter 2022 results:
Sales in Health Care were up 0.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in separation and purification, health information systems, medical solutions, and oral care, and were flat in food safety.
•Sales increased in medical solutions and oral care, but continue to be impacted by COVID-related trends on elective procedure volumes.
•Sales increased in health information systems due to strong growth in revenue cycle management.
•Sales increased in separation and purification with sustained demand for biopharma filtration solutions for COVID-related vaccines.
Business segment operating income margins decreased year-on-year due to manufacturing productivity headwinds, investments in the business and transaction-related costs associated with the announced divestiture of the food safety business (see Note 3), partially offset by benefits from leverage on sales growth, strong spending discipline and benefits from restructuring actions.
As discussed in Note 3, in July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business. The Company expects to complete the transaction by year-end 2023.
First six months 2022 results:
Sales in Health Care were up 1.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in separation and purification, medical solutions, health information systems, food safety and oral care.
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
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs along with manufacturing productivity headwinds, investments in the business and transaction-related costs associated with the announced divestiture of the food safety business (see Note 3), partially offset by sales growth (including selling price actions), strong spending discipline and benefits from restructuring actions.

Consumer Business:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Sales (millions)	$1,330	$1,400	$2,643	$2,689
Sales change analysis:
Organic sales	(2.5)%		0.3%
Translation	(2.5)		(2.0)
Total sales change	(5.0)%		(1.7)%

Business segment operating income (millions)	$247	$290	$471	$559
Percent change	(14.9)%		(15.7)%
Percent of sales	18.5%	20.7%	17.8%	20.8%
Second quarter 2022 results:
Sales in Consumer totaled were down 5.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in stationery and office and home care, and decreased in consumer health and safety and home improvement.
•Sales decreases primarily due to soft consumer market conditions and continued product availability issues.
Business segment operating income margins decreased year-on-year as a result of ongoing supply chain constraints, along with manufacturing productivity headwinds, partially offset by strong spending discipline and benefits from restructuring actions.
First six months 2022 results:
Sales in Consumer totaled were down 1.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in stationery and office, consumer health and safety, and home care and decreased in home improvement.
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

FINANCIAL CONDITION AND LIQUIDITY
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provide financial flexibility to deploy capital in accordance with the Company's stated priorities and meet needs associated with contractual commitments and other obligations. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. The Company also continues to actively manage its portfolio through acquisitions and divestitures to maximize value for shareholders. 3M expects to continue returning cash to shareholders through dividends and share repurchases. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K) for further information on earnings considered to be reinvested indefinitely.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had $350 million and no commercial paper outstanding at June 30, 2022 and December 31, 2021, respectively.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of July 2022, 3M has a credit rating of A1, stable outlook from Moody's Investors Service and a credit rating of A+, CreditWatch negative from S&P Global Ratings.
The Company’s total debt was lower at June 30, 2022 when compared to December 31, 2021. Decreases in debt were largely due to the repayments of 500 million euros and $600 million aggregate principal amounts of fixed-rate medium-term notes in February 2022 and June 2022, respectively, offset by increases in commercial paper outstanding. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.
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
As of June 30, 2022, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).

3M has an amended and restated $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2021 with an expiration date of November 2022. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans having a maturity date one year later. These credit facilities were undrawn at June 30, 2022. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2022, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
As disclosed in Note 10, 3M has financing facilities that provide commitments of $650 million of term loans and $350 million of bridge financing along with $150 million of revolving credit related to the intended Food Safety Division split-off transaction. Amounts outstanding under the term loan commitment are payable over five years following the closing date while those under the bridge financing facility have a term of 364 days following the borrowing date and are required to be repaid when certain conditions are met. These commitments were undrawn at June 30, 2022.
The Company also had $321 million in stand-alone letters of credit and bank guarantees issued and outstanding at June 30, 2022. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At June 30, 2022, 3M had $3.0 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and approximately $0.3 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2021, 3M had $4.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $1.7 billion was held by the United States. The decrease from December 31, 2021 primarily resulted from cash flow from operations and proceeds from commercial paper offset by ongoing dividend payments, purchases of treasury stock, capital expenditures, and the fixed-rate medium-term note maturities in the first six months of 2022.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2022 and December 31, 2021.

(Millions)	June 30, 2022	December 31, 2021	Change
Total debt	$16,276	$17,363	$(1,087)
Less: Cash, cash equivalents and marketable securities	3,011	4,792	(1,781)
Net debt (non-GAAP measure)	$13,265	$12,571	$694
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

Working capital (non-GAAP measure):

(Millions)	June 30, 2022	December 31, 2021	Change
Current assets	$14,514	$15,403	$(889)
Less: Current liabilities	9,896	9,035	861
Working capital (non-GAAP measure)	$4,618	$6,368	$(1,750)
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
Working capital decreased $1.8 billion compared with December 31, 2021. Balance changes in current assets decreased working capital by $0.9 billion, driven largely by decreases in cash and cash equivalents . Balance changes in current liabilities decreased working capital by $0.9 billion, primarily due to increases in short-term borrowings and current-portion of long-term debt and accounts payable.
Accounts receivable increased $254 million and inventory increased $660 million, respectively, from December 31, 2021, primarily as a result of increased sequential sales and related operating activity partially offset by foreign currency translation impacts. Current portion of long-term debt increased as upcoming debt maturities now considered current were partially offset by the bond maturities in the first six months of 2022, while accounts payable also increased as a result of increased sequential operating activity partially offset by foreign currency translation impacts.
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
Cash Flows from Operating Activities:

	Six months ended June 30,
(Millions)	2022	2021
Net income including noncontrolling interest	$1,385	$3,152
Depreciation and amortization	921	932
Company pension and postretirement contributions	(80)	(85)
Company pension and postretirement expense	83	92
Stock-based compensation expense	182	184
Income taxes (deferred and accrued income taxes)	(460)	(50)
Accounts receivable	(457)	(337)
Inventories	(837)	(644)
Accounts payable	401	411
Other — net	1,000	(80)
Net cash provided by (used in) operating activities	$2,138	$3,575
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.

In the first six months of 2022, cash flows provided by operating activities decreased $1,437 million compared to the same period last year, with this decrease primarily due to increased variable compensation and benefits costs and increased net costs for significant litigation. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $893 million in the first six months of 2022, compared to an operating cash flow decrease of $570 million in the first six months of 2021. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section. The 2022 second quarter pre-tax charge of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) largely impacted the 2022 net income component above, with offsets in the other-net and deferred tax elements..
Cash Flows from Investing Activities:

	Six months ended June 30,
(Millions)	2022	2021
Purchases of property, plant and equipment (PP&E)	$(808)	$(704)
Proceeds from sale of PP&E and other assets	56	43
Purchases and proceeds from maturities and sale of marketable securities and investments, net	(62)	(402)
Proceeds from sale of businesses, net of cash sold	13	—
Other — net	(13)	20
Net cash provided by (used in) investing activities	$(814)	$(1,043)
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

Cash Flows from Financing Activities:

	Six months ended June 30,
(Millions)	2022	2021
Change in short-term debt — net	$344	$4
Repayment of debt (maturities greater than 90 days)	(1,179)	(450)
Proceeds from debt (maturities greater than 90 days)	1	1
Total cash change in debt	(834)	(445)
Purchases of treasury stock	(773)	(734)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	227	480
Dividends paid to shareholders	(1,700)	(1,716)
Other — net	(22)	(19)
Net cash provided by (used in) financing activities	$(3,102)	$(2,434)
Total debt was approximately $16.3 billion at June 30, 2022 and $17.4 billion at December 31, 2021. Decreases in debt were largely due to the repayments of 500 million euros and $600 million aggregate principal amounts of fixed-rate medium-term notes in February 2022 and June 2022, respectively, offset by increases in commercial paper outstanding. The Company had $350 million and no commercial paper outstanding at June 30, 2022 and December 31, 2021, respectively. In July 2022, 3M exchanged $350 million of commercial paper debt for obligations under $350 million of new debt securities due in 2030 that, in addition to obligations under certain other anticipated new debt, are intended to be assumed by Neogen Corporation in connection with the intended Food Safety Division split-off transaction expected to close in the third quarter of 2022 (see Note 3). Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2021 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2022, the Company purchased $773 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2022, 3M’s Board of Directors declared a first-quarter 2022 dividend of $1.49 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.96 per share and marked the 64th consecutive year of dividend increases. In May 2022, 3M's Board of Directors declared a second-quarter 2022 dividend of $1.49 per share.
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

	Six months ended June 30,
(Millions)	2022	2021
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$2,138	$3,575
Net cash provided by (used in) investing activities	(814)	(1,043)
Net cash provided by (used in) financing activities	(3,102)	(2,434)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$2,138	$3,575
Purchases of property, plant and equipment	(808)	(704)
Free cash flow	1,330	2,871
Net income attributable to 3M	$1,377	$3,148
Free cash flow conversion	97%	91%
Material Cash Requirements from Known Contractual and Other Obligations:
See the Financial Condition and Liquidity - Material Cash Requirement from Known Contractual and Other Obligations section of Item 7 of 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K). Additionally, in July 2022, as discussed in Note 14 herein, in connection with steps toward resolving Combat Arms Earplugs litigation, 3M entered into an agreement and committed $1.0 billion to fund a trust to satisfy claims determined to be entitled to compensation and committed an additional $0.2 billion to fund projected related case expenses.

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
•tax liabilities and effects of changes in tax rates, laws or regulations,
•the proposed spin-off of the Company's Health Care business to establish two separate public companies,
•the voluntary chapter 11 proceedings initiated by the Company's Aearo Entities, and
•legal and regulatory proceedings, legal compliance risks (including third-party risks) with regards to environmental, product liability and other laws and regulations in the United States and other countries in which we operate.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2022. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2022
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
The global economy has been impacted by the military conflict between Russia and Ukraine. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. The Company has suspended its operations in Russia. If the environment were to deteriorate, such as a lack of currency exchangeability coupled with an acute degradation in the ability to make key operational decisions, a need to deconsolidate these subsidiaries' operations could arise. Additionally, the Company continues to evaluate options, some of which could lead to termination of activities of these subsidiaries and substantially their liquidation. 3M also has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. These geopolitical tensions related to the military conflict could result in, among other things, cyberattacks, further supply chain disruptions impacting downstream customers, higher energy cost, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect the Company's business and supply chain.
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

Risks Related to Our Business
* The Company employs information technology systems to support its business and collect, store and use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of business transformation on a worldwide basis over the next several years. Security and data breaches, cyberattacks and other cybersecurity incidents involving the Company’s information technology systems and infrastructure could disrupt or interfere with the Company’s operations, result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers and employees, and expose the Company to numerous expenses, liabilities and other negative consequences, any or all of which could adversely impact the Company’s business, reputation and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information technology networks and infrastructure, data and other information, and many such attempts are increasingly sophisticated. Despite our cybersecurity and business continuity measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology networks and infrastructure are still potentially susceptible to attack, compromise, damage, disruption or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities in our systems or in the systems of our vendors and third-party service providers, the introduction of computer viruses or ransomware, service or cloud provider disruptions or security breaches, phishing attempts or employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the pandemic, also introduces additional threats and risk of disruptions to our information technology networks and infrastructure. Despite our cybersecurity measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several years, and the prioritization decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against attacks. While we have experienced, and expect to continue to experience, cyberattacks on and disruptions of the Company’s information technology systems and infrastructure, we are not aware of any such incidents to date having had a material impact on the Company. Any cybersecurity incident or information technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state or foreign regulators, liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions, interference with the Company’s operations, the incurrence of remediation costs, loss of intellectual property protection, the loss of customer, supplier or employee relationships and damage to the Company’s reputation, which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. As of July 2022, 3M has a credit rating of A1, stable outlook from Moody's Investors Service and a credit rating of A+, CreditWatch negative from S&P Global Ratings. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.
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

Risks Related to the Voluntary Chapter 11 Proceedings Initiated by the Company’s Aearo Entities
*The Company is subject to risks related to its subsidiaries’ chapter 11 proceedings.
On July 26, 2022, Aearo Technologies and certain of its related entities (“Aearo Entities"), all wholly owned subsidiaries of the Company, voluntarily initiated chapter 11 proceedings seeking bankruptcy court supervision to establish a trust – funded by the Company – to address potential liabilities related to Dual-Ended Combat Arms – Version 2 earplugs and mask/respirator products historically manufactured and sold by Aearo Entities. This represents a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. Aearo Entities were acquired by the Company in 2008 and they, along with its related subsidiaries, have operated as Company subsidiaries since that time. 3M has entered into a funding agreement with Aearo Entities and committed to fund a trust to satisfy all claims determined to be entitled to compensation, and to support Aearo Entities as they continue to operate during the chapter 11 proceedings. There are a number of risks and uncertainties associated with the chapter 11 proceedings, including, among others, those related to: legal risks related to the chapter 11 proceedings; potential impacts to the Company’s reputation and relationships with its customers, suppliers, federal contracting officials, employees, regulators and other counterparties and community members; impacts to the Company’s liquidity or results of operations, including risks related to the amount that will be necessary to fully and finally resolve all of the Company’s obligations to make payments to resolve such claims under the terms of its funding and indemnification agreement with Aearo Entities; the costs of chapter 11 proceedings and length of time necessary to resolve the cases; and Aearo Entities’ ability to reach acceptable agreements with claimants and navigate the chapter 11 proceedings to obtain approval and consummation of a plan of reorganization. Due to the inherent uncertainty of litigation, the Company cannot predict the timing, outcome or financial impact of this matter, or any other ongoing or future litigation.
Risks Related to the Planned Spin-off of the Company’s Health Care Business
*The Company is subject to risks related to its plan to spin off its Health Care business.
On July 26, 2022, the Company announced its intent to spin off its Health Care business, resulting in two standalone public companies, in a transaction that is intended to be tax-free for the Company’s stockholders for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of conditions, including final approval by the Company’s board of directors, the filing and effectiveness of a Form 10 registration statement, the receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from external counsel, and other customary conditions. The failure to satisfy all of the required conditions, many of which are outside of the Company’s control, could delay the completion of the spin-off relative to the anticipated timeline or prevent it from occurring. Any delay in the completion of the spin-off or any change to the anticipated terms of the transaction could reduce the expected benefits of the transaction, or delay the time at which such benefits are realized. There can also be no assurance that the anticipated benefits of the transaction will be realized if the spin-off is completed, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts. Whether or not the spin-off is ultimately completed, the pendency of the transaction may impose challenges on the Company and its business, including potential business disruption; the diversion of management time on matters relating to the transaction; the impact on the Company’s ability to retain talent; and potential impacts on the Company’s relationships with its customers, employees, regulators and other counterparties. In addition, while it is intended that the transaction would be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transactions will qualify for this treatment. If the spin-off was ultimately determined to be taxable, either the Company, Health Care business, or the Company’s stockholders could incur income tax liabilities that could be significant. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and/or the price of our common stock.

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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2022	1,458,623	$176.61	1,458,623	$5,329
February 1 - 28, 2022	1,445,206	147.03	1,441,534	5,117
March 1 - 31, 2022	1,871,301	145.61	1,871,301	4,845
January 1 - March 31, 2022	4,775,130	155.51	4,771,458
April 1 - 30, 2022	—	—	—	4,845
May 1 - 31, 2022	—	—	—	4,845
June 1 - 30, 2022	—	—	—	4,845
April 1 - June 30, 2022	—	—	—
January 1 - June 30, 2022	4,775,130	$155.51	4,771,458
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

Date: July 27, 2022
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)