Form 10-Q
period 2022-09-30
3M CO
filed 2022-10-25
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2022
Common Stock, $0.01 par value per share	552,742,915 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2022

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2022
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2022	2021	2022	2021
Net sales	$8,619	$8,942	$26,150	$26,743

Operating expenses
Cost of sales	4,728	4,853	14,647	14,097
Selling, general and administrative expenses	1,998	1,819	6,903	5,373
Research, development and related expenses	461	482	1,417	1,520
Gain on business divestitures	(2,724)	—	(2,724)	—
Total operating expenses	4,463	7,154	20,243	20,990
Operating income	4,156	1,788	5,907	5,753

Other expense (income), net	24	31	112	113

Income before income taxes	4,132	1,757	5,795	5,640
Provision for income taxes	271	324	550	1,058
Income of consolidated group	3,861	1,433	5,245	4,582

Income (loss) from unconsolidated subsidiaries, net of taxes	2	4	3	7
Net income including noncontrolling interest	3,863	1,437	5,248	4,589

Less: Net income (loss) attributable to noncontrolling interest	4	3	12	7

Net income attributable to 3M	$3,859	$1,434	$5,236	$4,582

Weighted average 3M common shares outstanding — basic	568.8	579.6	570.7	580.3
Earnings per share attributable to 3M common shareholders — basic	$6.79	$2.47	$9.18	$7.90

Weighted average 3M common shares outstanding — diluted	570.0	586.3	572.6	587.1
Earnings per share attributable to 3M common shareholders — diluted	$6.77	$2.45	$9.15	$7.81
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Net income including noncontrolling interest	$3,863	$1,437	$5,248	$4,589
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(821)	(302)	(1,697)	(354)
Defined benefit pension and postretirement plans adjustment	86	119	258	359
Cash flow hedging instruments	110	48	197	95
Total other comprehensive income (loss), net of tax	(625)	(135)	(1,242)	100
Comprehensive income (loss) including noncontrolling interest	3,238	1,302	4,006	4,689
Comprehensive (income) loss attributable to noncontrolling interest	(2)	(2)	(5)	(6)
Comprehensive income (loss) attributable to 3M	$3,236	$1,300	$4,001	$4,683
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$3,404	$4,564
Marketable securities — current	185	201
Accounts receivable — net of allowances of $186 and $189	4,722	4,660
Inventories
Finished goods	2,443	2,196
Work in process	1,829	1,577
Raw materials and supplies	1,343	1,212
Total inventories	5,615	4,985
Prepaids	467	654
Other current assets	502	339
Total current assets	14,895	15,403
Property, plant and equipment	26,666	27,213
Less: Accumulated depreciation	(17,470)	(17,784)
Property, plant and equipment — net	9,196	9,429
Operating lease right of use assets	801	858
Goodwill	12,669	13,486
Intangible assets — net	4,815	5,288
Other assets	3,800	2,608
Total assets	$46,176	$47,072
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,856	$1,307
Accounts payable	3,063	2,994
Accrued payroll	717	1,020
Accrued income taxes	270	260
Operating lease liabilities — current	241	263
Other current liabilities	3,396	3,191
Total current liabilities	9,543	9,035
Long-term debt	13,849	16,056
Pension and postretirement benefits	2,502	2,870
Operating lease liabilities	570	591
Other liabilities	5,556	3,403
Total liabilities	32,020	31,955
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2022: 552,742,915
Shares outstanding - December 31, 2021: 571,845,478
Additional paid-in capital	6,654	6,429
Retained earnings	48,245	45,821
Treasury stock, at cost:	(32,843)	(30,463)
Shares at September 30, 2022: 391,290,141
Shares at December 31, 2021: 372,187,578
Accumulated other comprehensive income (loss)	(7,985)	(6,750)
Total 3M Company shareholders’ equity	14,080	15,046
Noncontrolling interest	76	71
Total equity	14,156	15,117
Total liabilities and equity	$46,176	$47,072
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2022	2021
Cash Flows from Operating Activities
Net income including noncontrolling interest	$5,248	$4,589
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,371	1,408
Company pension and postretirement contributions	(102)	(121)
Company pension and postretirement expense	124	137
Stock-based compensation expense	226	227
Gain on business divestitures	(2,724)	—
Deferred income taxes	(495)	(155)
Changes in assets and liabilities
Accounts receivable	(467)	(324)
Inventories	(1,018)	(823)
Accounts payable	175	340
Accrued income taxes (current and long-term)	(11)	(41)
Other — net	1,342	212
Net cash provided by (used in) operating activities	3,669	5,449

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,243)	(1,047)
Proceeds from sale of PP&E and other assets	65	44
Purchases of marketable securities and investments	(840)	(1,810)
Proceeds from maturities and sale of marketable securities and investments	868	1,363
Proceeds from sale of businesses, net of cash sold	13	—
Cash payment from Food Safety business split-off, net of divested cash	478	—
Other — net	1	18
Net cash provided by (used in) investing activities	(658)	(1,432)

Cash Flows from Financing Activities
Change in short-term debt — net	340	4
Repayment of debt (maturities greater than 90 days)	(1,179)	(450)
Proceeds from debt (maturities greater than 90 days)	1	1
Purchases of treasury stock	(928)	(1,261)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	310	566
Dividends paid to shareholders	(2,550)	(2,572)
Other — net	(29)	(21)
Net cash provided by (used in) financing activities	(4,035)	(3,733)

Effect of exchange rate changes on cash and cash equivalents	(136)	(40)

Net increase (decrease) in cash and cash equivalents	(1,160)	244
Cash and cash equivalents at beginning of year	4,564	4,634
Cash and cash equivalents at end of period	$3,404	$4,878
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
Consolidation and foreign currency translation
3M deconsolidated the Aearo Entities in the third quarter of 2022. See additional information in Note 14.
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

Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 31.7 million and 28.9 million average options for the three and nine months ended September 30, 2022, respectively, and 7.9 million and 7.7 million average options for the three and nine months ended September 30, 2021, respectively. The computations for basic and diluted earnings per share follow:
Earnings Per Share Computations

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to 3M	$3,859	$1,434	$5,236	$4,582

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	568.8	579.6	570.7	580.3
Dilution associated with the Company’s stock-based compensation plans	1.2	6.7	1.9	6.8
Denominator for weighted average 3M common shares outstanding – diluted	570.0	586.3	572.6	587.1

Earnings per share attributable to 3M common shareholders – basic	$6.79	$2.47	$9.18	$7.90
Earnings per share attributable to 3M common shareholders – diluted	$6.77	$2.45	$9.15	$7.81
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s Current Report on Form 8-K dated April 26, 2022 (which updated 3M's 2021 Annual Report on Form 10-K) for a discussion of applicable standards issued and not yet adopted by 3M.
Relevant New Standards Issued Subsequent to Most Recent Annual Report
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The ASU requires a buyer in a supplier finance program to disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. For 3M, this standard is effective beginning after January 1, 2023. As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of September 30, 2022 and December 31, 2021 was $506 million and $529 million, respectively. Approximately $100 million and $440 million of the December 31, 2021 balance was recognized as revenue during the three and nine months ended September 30, 2022, respectively, while approximately $90 million and $410 million of the December 31, 2020 balance was recognized as revenue during the three and nine months ended September 30, 2021, respectively.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $145 million and $429 million during the three and nine months ended September 30, 2022, respectively, and $148 million and $433 million during the three and nine months ended September 30, 2021, respectively.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2022	2021	2022	2021
Abrasives	$339	$332	$1,014	$981
Automotive Aftermarket	316	293	900	881
Closure and Masking Systems	266	264	794	761
Electrical Markets	331	316	976	930
Industrial Adhesives and Tapes	598	594	1,805	1,791
Personal Safety	922	1,098	3,021	3,452
Roofing Granules	122	109	359	338
Other Safety and Industrial	—	(1)	—	(1)
Total Safety and Industrial Business Segment	2,894	3,005	8,869	9,133

Advanced Materials	297	303	909	920
Automotive and Aerospace	437	415	1,325	1,346
Commercial Solutions	459	444	1,361	1,312
Electronics	813	917	2,599	2,781
Transportation Safety	233	247	653	719
Other Transportation and Electronics	—	1	—	—
Total Transportation and Electronics Business Segment	2,239	2,327	6,847	7,078

Food Safety	63	94	244	275
Health Information Systems	312	309	921	897
Medical Solutions	1,150	1,169	3,447	3,428
Oral Care	314	357	1,025	1,080
Separation and Purification Sciences	229	243	734	730
Other Health Care	8	1	8	(3)
Total Health Care Business Group	2,076	2,173	6,379	6,407

Consumer Health and Safety	146	145	452	446
Home Care	265	272	800	812
Home Improvement	663	680	1,854	1,929
Stationery and Office	335	338	946	938
Other Consumer	—	(1)	—	(2)
Total Consumer Business Group	1,409	1,434	4,052	4,123

Corporate and Unallocated	1	3	3	2
Total Company	$8,619	$8,942	$26,150	$26,743

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2022	2021	2022	2021
Americas	$4,741	$4,692	$13,930	$13,602
Asia Pacific	2,485	2,642	7,702	8,066
Europe, Middle East and Africa	1,393	1,608	4,518	5,077
Other Unallocated	—	—	—	(2)
Worldwide	$8,619	$8,942	$26,150	$26,743
Americas included United States net sales to customers of $3.9 billion and $11.4 billion for the three and nine months ended September 30, 2022, respectively, and $3.9 billion and $11.3 billion for the three and nine months ended September 30, 2021, respectively.
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
2022 acquisitions:
There were no acquisitions that closed during the nine months ended September 30, 2022.
Divestitures:
3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. As discussed in Note 16 (Business Segments), gains/losses on business divestitures are reflected in Corporate and Unallocated.
2022 divestitures and previously announced divestitures:
In March 2022, 3M completed the sale of its floor products business in Western Europe, formerly part of the Consumer business, for immaterial proceeds that approximated the business's book value.
In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain an ownership position of 19.9% in the business, which 3M intends to monetize over time. The Company expects to complete the transaction, which is intended to be tax-free for U.S. federal income tax purposes, by year-end 2023. Because the intended transaction is a spin-off, the Health Care business is not classified as held for sale.

In September 2022, 3M completed the split-off and combination of its Food Safety Division business (part of the Health Care business) with Neogen Corporation in a transaction that involved a Reverse Morris Trust structure intended to make the split-off tax-efficient to 3M and 3M's shareholders for U.S. federal income tax purposes. As a result of the transaction, 3M reflected a pre-tax gain of $2.7 billion based on aggregate consideration of $2.8 billion. Under the terms of the underlying agreements, aggregate consideration included 3M shares exchanged and $1.0 billion ($828 million after closing and other adjustments) funded from debt that became obligations of Neogen. The cash and non-cash consideration components are further described below.
•$2.0 billion representing the value of 16 million 3M common shares accepted by 3M that reduced shares outstanding through a fully-subscribed exchange offer. The exchange ultimately resulted in subscribed 3M shareholders owning 50.1% of the common shares of Neogen.
•$828 million in cash and non-cash components funded from debt that became obligations of Neogen.
◦$478 million, net of divested cash, as a cash payment to 3M funded from Food Safety business borrowings coincident with the transaction that became obligations of Neogen. This amount is reflected in the investing section on the consolidated statement of cash flows. The amount was subject to closing and other adjustments and included cash paid to 3M for direct sales of certain net assets of the Food Safety business to Neogen.
◦$350 million as part of a non-cash debt-for-debt exchange that reduced then-outstanding 3M commercial paper indebtedness and became new term-debt obligations of Neogen.
3M determined that the split-off involving the Reverse Morris Trust structure and certain internal business separation transactions qualified as tax-free for U.S. federal income tax purposes. In making these determinations, 3M applied U.S. federal tax law to relevant facts and circumstances and obtained a favorable private letter ruling from the Internal Revenue Service, third party tax opinions, and other external tax advice related to the concluded tax treatment. The applicable facts and circumstances that existed at the time of the Reverse Morris Trust split-off transactions may be reviewed as part of an audit by the Internal Revenue Service. If the completed transactions were later determined to fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

Net sales information relative to the Food Safety Division is included in Note 2. Neogen and 3M entered into certain limited-term agreements related to post-divestiture transition supply, manufacturing and services and into certain longer-term commercial supply and distributor arrangements.
Operating income and held for sale amounts:
Operating income information of the Health Care business, inclusive of the Food Safety Division, is included in Note 16. With the respect to the businesses above, the amounts of major assets and liabilities associated with disposal groups related classified as held for sale as of December 31, 2021 and as of September 30, 2022 were not material. Information related to other held for sale disposal groups is included in Note 13.
NOTE 4. Goodwill and Intangible Assets
There was no goodwill recorded from acquisitions during the first nine months of 2022. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates. The goodwill balance by business segment as of December 31, 2021 and September 30, 2022, follow:
Goodwill

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2021	$4,622	$1,825	$6,786	$253	$13,486
Divestiture activity	—	—	(16)	—	(16)
Translation and other	(172)	(94)	(510)	(25)	(801)
Balance as of September 30, 2022	$4,450	$1,731	$6,260	$228	$12,669

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
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets, as of September 30, 2022, and December 31, 2021, follow:

(Millions)	September 30, 2022	December 31, 2021
Customer related intangible assets	$4,013	$4,216
Patents	497	513
Other technology-based intangible assets	2,086	2,111
Definite-lived tradenames	1,164	1,171
Other amortizable intangible assets	84	105
Total gross carrying amount	7,844	8,116

Accumulated amortization — customer related	(1,669)	(1,616)
Accumulated amortization — patents	(491)	(500)
Accumulated amortization — other technology-based	(964)	(839)
Accumulated amortization — definite-lived tradenames	(490)	(447)
Accumulated amortization — other	(59)	(79)
Total accumulated amortization	(3,673)	(3,481)

Total finite-lived intangible assets — net	4,171	4,635

Non-amortizable intangible assets (primarily tradenames)	644	653
Total intangible assets — net	$4,815	$5,288
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense for the three and nine months ended September 30, 2022 and 2021 follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Amortization expense	$124	$131	$384	$398
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2022:

(Millions)	Remainder of 2022	2023	2024	2025	2026	2027	After 2027
Amortization expense	$122	$475	$448	$418	$412	$387	$1,909
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

	Nine months ended September 30,
(Millions)	2022	2021
Cost of sales	$—	$18
Selling, general and administrative expenses	12	74
Research, development and related expenses	6	15
Total operating income impact	$18	$107
The business segment operating income impact of these restructuring charges is summarized as follows:

	Nine months ended September 30,
	Employee-Related
(Millions)	2022	2021
Safety and Industrial	$2	$28
Transportation and Electronics	4	23
Health Care	2	18
Consumer	2	6
Corporate and Unallocated	8	32
Total Operating Expense	$18	$107
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2021	$87
Incremental expense incurred in the first quarter of 2022	18
Cash payments	(84)
Adjustments	(9)
Accrued restructuring action balances as of June 30, 2022	$12
Remaining activities related to this restructuring were largely completed in the third quarter of 2022.

Divestiture-Related Restructuring
During the third quarter of 2022, following the Food Safety Division split-off transaction and combination with Neogen completed in September 2022 (see Note 3) management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested business.
These actions affected approximately 850 positions worldwide and resulted in a third quarter 2022 pre-tax charge of $41 million, within Corporate and Unallocated. The divestiture-related restructuring actions were recorded in the income statement as follows:

(Millions)	Third Quarter 2022
Cost of sales	$3
Selling, general and administrative expenses	36
Research, development and related expenses	2
Total operating income impact	$41
Divestiture-related restructuring actions, including cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the third quarter of 2022	41
Cash payments	(3)
Accrued restructuring action balances as of September 30, 2022	$38
Remaining activities related to this divestiture-related restructuring are expected to be largely completed through the first half of 2023.
NOTE 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Interest expense	$106	$117	$347	$370
Interest income	(17)	(6)	(36)	(18)
Pension and postretirement net periodic benefit cost (benefit)	(65)	(80)	(199)	(239)
Total	$24	$31	$112	$113
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
NOTE 7. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $1.49 and $1.48 per share for the first, second, and third quarters of 2022 and 2021, respectively, or $4.47 and $4.44 per share for the first nine months of 2022 and 2021, respectively.

Consolidated Changes in Equity
Three months ended September 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74
Net income	3,863		3,859			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(821)				(819)	(2)
Defined benefit pension and post-retirement plans adjustment	86				86
Cash flow hedging instruments	110				110
Total other comprehensive income (loss), net of tax	(625)
Dividends declared	(850)		(850)
Stock-based compensation	47	47
Reacquired stock	(191)			(191)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock option and benefit plans	84		(33)	117
Balance at September 30, 2022	$14,156	$6,663	$48,245	$(32,843)	$(7,985)	$76
Nine months ended September 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	5,248		5,236			12
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(1,697)				(1,690)	(7)
Defined benefit pension and post-retirement plans adjustment	258				258
Cash flow hedging instruments	197				197
Total other comprehensive income (loss), net of tax	(1,242)
Dividends declared	(2,550)		(2,550)
Stock-based compensation	225	225
Reacquired stock	(964)			(964)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock option and benefit plans	310		(262)	572
Balance at September 30, 2022	$14,156	$6,663	$48,245	$(32,843)	$(7,985)	$76

Three months ended September 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at June 30, 2021	$14,516	$6,346	$44,824	$(29,236)	$(7,486)	$68
Net income	1,437		1,434			3
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(302)				(301)	(1)
Defined benefit pension and post-retirement plans adjustment	119				119
Cash flow hedging instruments	48				48
Total other comprehensive income (loss), net of tax	(135)
Dividends declared	(856)		(856)
Stock-based compensation	46	46
Reacquired stock	(563)			(563)
Issuances pursuant to stock option and benefit plans	85		(41)	126
Balance at September 30, 2021	$14,530	$6,392	$45,361	$(29,673)	$(7,620)	$70
Nine months ended September 30, 2021

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64
Net income	4,589		4,582			7
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(354)				(353)	(1)
Defined benefit pension and post-retirement plans adjustment	359				359
Cash flow hedging instruments	95				95
Total other comprehensive income (loss), net of tax	100
Dividends declared	(2,572)		(2,572)
Stock-based compensation	221	221
Reacquired stock	(1,305)			(1,305)
Issuances pursuant to stock option and benefit plans	566		(470)	1,036
Balance at September 30, 2021	$14,530	$6,392	$45,361	$(29,673)	$(7,620)	$70

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended September 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(773)	—	173	(600)
Amounts reclassified out	—	112	(30)	82
Total other comprehensive income (loss), before tax	(773)	112	143	(518)
Tax effect	(46)	(26)	(33)	(105)
Total other comprehensive income (loss), net of tax	(819)	86	110	(623)
Balance at September 30, 2022, net of tax:	$(3,633)	$(4,495)	$143	$(7,985)
Nine months ended September 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,587)	—	307	(1,280)
Amounts reclassified out	—	339	(52)	287
Total other comprehensive income (loss), before tax	(1,587)	339	255	(993)
Tax effect	(103)	(81)	(58)	(242)
Total other comprehensive income (loss), net of tax	(1,690)	258	197	(1,235)
Balance at September 30, 2022, net of tax:	$(3,633)	$(4,495)	$143	$(7,985)
Three months ended September 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2021, net of tax:	$(1,502)	$(5,858)	$(126)	$(7,486)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(286)	—	44	(242)
Amounts reclassified out	—	158	18	176
Total other comprehensive income (loss), before tax	(286)	158	62	(66)
Tax effect	(15)	(39)	(14)	(68)
Total other comprehensive income (loss), net of tax	(301)	119	48	(134)
Balance at September 30, 2021, net of tax:	$(1,803)	$(5,739)	$(78)	$(7,620)

Nine months ended September 30, 2021

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(303)	—	84	(219)
Amounts reclassified out	—	477	39	516
Total other comprehensive income (loss), before tax	(303)	477	123	297
Tax effect	(50)	(118)	(28)	(196)
Total other comprehensive income (loss), net of tax	(353)	359	95	101
Balance at September 30, 2021, net of tax:	$(1,803)	$(5,739)	$(78)	$(7,620)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.
Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Income Statement
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$—	$(1)	(1)	$(2)	Other (expense) income, net
Prior service benefit	14	15	42	45	Other (expense) income, net
Net actuarial loss	(126)	(172)	(378)	(518)	Other (expense) income, net
Curtailments/Settlements	—	—	(2)	(2)	Other (expense) income, net
Total before tax	(112)	(158)	(339)	(477)
Tax effect	26	39	81	118	Provision for income taxes
Net of tax	(86)	(119)	(258)	(359)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	33	(15)	59	(32)	Cost of sales
Interest rate contracts	(3)	(3)	(7)	(7)	Interest expense
Total before tax	30	(18)	52	(39)
Tax effect	(7)	4	(12)	9	Provision for income taxes
Net of tax	23	(14)	40	(30)
Total reclassifications for the period, net of tax	$(63)	$(133)	(218)	$(389)
NOTE 8. Income Taxes
The effective tax rate for the third quarter of 2022 was 6.6 percent, a decrease from 18.4 percent in the prior year. The effective tax rate for the first nine months of 2022 was 9.5 percent, as compared to 18.8 percent in the prior year. The primary factor that decreased the Company's effective tax rate for third quarter 2022 was the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3). The primary factors that decreased the Company's effective tax rate for the first nine months of 2022 were the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3) and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).

The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2022 and December 31, 2021 are $997 million and $1,112 million, respectively. The decrease in unrecognized tax benefits includes a decrease associated with the resolution of the 2017 IRS audit. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of September 30, 2022 and December 31, 2021, the Company had valuation allowances of $114 million and $142 million on its deferred tax assets, respectively.
NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2022	December 31, 2021
Commercial paper	$130	$109
Certificates of deposit/time deposits	52	14
U.S. treasury securities	—	75
U.S. municipal securities	3	3
Current marketable securities	185	201

U.S. municipal securities	27	27
Non-current marketable securities	27	27

Total marketable securities	$212	$228
At September 30, 2022 and December 31, 2021, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at September 30, 2022 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2022
Due in one year or less	$185
Due after one year through five years	15
Due after five years through ten years	12
Total marketable securities	$212
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
The Company had no commercial paper outstanding at September 30, 2022 and December 31, 2021.

In December 2021 and June 2022, 3M entered into debt financing facilities providing commitments for term loans and potential bridge financing aggregating $1.0 billion related to the Food Safety Division split-off transaction and combination with Neogen (discussed in Note 3). The debt commitments also included a $150 million revolving credit facility for the Food Safety business. Coincident with completion of the September 2022 split-off, the Food Safety business term loan borrowings funded the cash payment to 3M discussed in Note 3. The bridge financing component of these facilities was terminated early and not utilized. Obligations under the commitments (including the $150 million revolving credit facility) transferred with the Food Safety business and became those of Neogen.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2022. The maturities of long-term debt for the periods subsequent to September 30, 2022 are as follows (in millions):

Remainder of 2022	2023	2024	2025	2026	2027	After 2027	Total
$123	$1,828	$1,100	$1,794	$1,368	$845	$8,647	$15,705
NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2022 and 2021 follow:
Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2022	2021	2022	2021	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$64	$72	$32	$41	$10	$12
Non-operating expense
Interest cost	105	90	32	25	13	11
Expected return on plan assets	(241)	(264)	(69)	(81)	(17)	(19)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service benefit	(6)	(6)	—	—	(8)	(9)
Amortization of net actuarial loss	106	132	10	26	10	14
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Total non-operating expense (benefit)	(36)	(48)	(27)	(29)	(2)	(3)
Total net periodic benefit cost (benefit)	$28	$24	$5	$12	$8	$9

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2022	2021	2022	2021	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$192	$216	$100	$125	$31	$35
Non-operating expense
Interest cost	313	270	96	75	39	33
Expected return on plan assets	(723)	(792)	(211)	(244)	(52)	(58)
Amortization of transition asset	—	—	1	2	—	—
Amortization of prior service benefit	(18)	(18)	—	(2)	(24)	(25)
Amortization of net actuarial loss	318	396	30	80	30	42
Settlements, curtailments, special termination benefits and other	—	—	—	—	2	2
Total non-operating expense (benefit)	(110)	(144)	(84)	(89)	(5)	(6)
Total net periodic benefit cost (benefit)	$82	$72	$16	$36	$26	$29
For the nine months ended September 30, 2022 contributions totaling $99 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. For total year 2022, the Company expects to contribute in the range of $100 million to $200 million of cash to its global defined benefit pension and postretirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
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
Cash Flow Hedges:
As of September 30, 2022, the Company had a balance of $143 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $95 million (after-tax loss) related to the forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the notes. Based on exchange rates as of September 30, 2022, of the total after-tax net unrealized balance as of September 30, 2022, 3M expects to reclassify approximately $166 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).

The amount of pretax gain (loss) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Foreign currency forward/option contracts	$173	$44	$307	$84
Interest rate contracts	—	—	—	—
Total	$173	$44	$307	$84
Fair Value Hedges:
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Short-term borrowings and current portion of long-term debt	$—	$—	$—	$—
Long-term debt	891	997	(111)	(4)
Total	$891	$997	$(111)	$(4)
Net Investment Hedges:
At September 30, 2022, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 2.4 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2023 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pretax gain (loss) recognized in other comprehensive income related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Foreign currency denominated debt	$188	$83	$380	$195
Foreign currency forward contracts	11	3	22	4
Total	$199	$86	$402	$199

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

	Location and Amount of Gain (Loss) Recognized in Income
	Three months ended September 30,				Nine months ended September 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2022	2021	2022	2021	2022	2021	2022	2021
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of derivatives are recorded	$4,728	$4,853	$24	$31	$14,647	$14,097	$112	$113
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	33	(15)	—	—	59	(32)	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(3)	(3)	—	—	(7)	(7)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	36	1	—	—	107	3
Derivatives designated as hedging instruments	—	—	(36)	(1)	—	—	(107)	(3)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(44)	—	(21)	(35)	(110)	—	3	(7)

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	2,015	1,768	Other current assets	$209	$54	Other current liabilities	$1	$19
Foreign currency forward/option contracts	1,004	800	Other assets	111	41	Other liabilities	3	1
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	115	9
Total derivatives designated as hedging instruments				320	95		119	29

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	3,657	3,731	Other current assets	21	24	Other current liabilities	77	4
Total derivatives not designated as hedging instruments				21	24		77	4

Total derivative instruments				$341	$119		$196	$33
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives subject to master netting agreements	$341	$119	$43	$25	$—	$—	$298	$94
Derivatives not subject to master netting agreements	—	—					—	—
Total	$341	$119					$298	$94
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

			Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivatives subject to master netting agreements	$194	$33	$43	$25	$—	$—	$151	$8
Derivatives not subject to master netting agreements	2	—					2	—
Total	$196	$33					$153	$8
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $43 million and $70 million for the three and nine months ended September 30, 2022, respectively, and decreased pre-tax income by approximately $36 million and $94 million for the three and nine months ended September 30, 2021, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	130	109	—	—	130	109	—	—
Certificates of deposit/time deposits	52	14	—	—	52	14	—	—
U.S. treasury securities	—	75	—	75	—	—	—	—
U.S. municipal securities	30	30	—	—	—	—	30	30
Derivative instruments — assets:
Foreign currency forward/option contracts	341	119	—	—	341	119	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	81	24	—	—	81	24	—	—
Interest rate contracts	115	9	—	—	115	9	—	—
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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022 there were no material adjustments to equity securities using the measurement alternative. Additionally, in September 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries. As a result, 3M reflected a pre-tax charge of $109 million, primarily related to recording this held for sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that will be eliminated upon sale was included and contributed to the impairment charge. As of September 30, 2022 the amounts of major assets and liabilities of this held for sale disposal group primarily included approximately $70 million within other current liabilities that largely represented a reserve against the balance of cumulative translation adjustment.
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

	September 30, 2022		December 31, 2021
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$13,849	$12,068	$16,056	$17,601
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by the designation of certain fixed rate Eurobond securities issued by the Company as hedging instruments of the Company’s net investment in its European subsidiaries.

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
Respirator Mask/Asbestos Litigation
As of September 30, 2022, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,088 individual claimants, compared to approximately 3,876 individual claimants with actions pending December 31, 2021.
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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims by unimpaired claimants in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fifteen of the sixteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. In 2019, the Company settled a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above and the appeal has been dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff appealed the verdict. In May 2022, the First Division intermediate appellate court in Washington affirmed in part and reversed in part 3M’s trial victory, concluding that the trial court misapplied Washington law in instructing the jury about factual causation. 3M has sought review by the Washington Supreme Court.

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
As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s respirators. A bench trial for the unfair trade practices claims has been set for November 2022. An expert witness retained by the State has recently estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia as to key issues, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a factfinder may allocate to each defendant if the case were ultimately tried.
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

As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2022 for respirator mask/asbestos liabilities by $38 million. In the first nine months of 2022, the Company made payments for legal defense costs and settlements of $56 million related to the respirator mask/asbestos litigation. As of September 30, 2022, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $622 million. This accrual represents the Company’s best estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of the (i) inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of September 30, 2022, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. The Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products. Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. In July 2022, Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation (including the Aearo respirator mask/asbestos matters). This represents a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. As a result, 3M's accrual relative to the commitments associated with that trust includes Aearo respirator mask/asbestos matters. The U.S. Bankruptcy Court has stayed the Aearo respirator mask/asbestos litigation matters as the chapter 11 proceedings move forward. For additional information, see the discussion within the section "Product Liability Litigation" with respect to Aearo Technologies Dual-Ended Combat Arms Earplugs.

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
Environmental Matters and Litigation
The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic or hazardous substances, and the handling and disposal of solid and hazardous wastes enforceable by national, state, and local authorities around the world, and private parties in the United States and abroad. These laws and regulations can form the basis of, under certain circumstances, claims for the investigation and remediation of contamination, for capital investment in pollution control equipment, for restoration of and/or compensation for damages to natural resources, and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual for such liabilities.

Environmental Matters
As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanoate (PFOA), perfluorooctane sulfonate (PFOS), perfluorohexane sulfonate (PFHxS), perfluorobutane sulfonate (PFBS), hexafluoropropylene oxide dimer acid (HFPO-DA) and other per- and polyfluoroalkyl substances (collectively PFAS).
As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their pre-cursor compounds. The Company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds, including, but not limited to, pre-cursor compounds to perfluorobutane sulfonate (PFBS). These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, consideration of regulatory approaches, and increasingly strict restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulations of PFAS in emissions and in environmental media such as soil and water (including drinking water) are increasingly being set at levels that continue to decrease. Global regulations also appear to be increasingly focused on a broader group of PFAS, and may include those PFAS compounds used in current products. If such activity continues and regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required
Europe
In the European Union, where 3M has PFAS manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), including the restriction of PFAS in certain usages uses and broader restrictions of PFAS as a class. Various PFAS, including PFBS and a certain 3M fluorochemical product have been identified or proposed to be identified as Substances of Very High Concern (SVHC) under REACH. Substances subject to an SVHC designation are subject to notification and other requirements.
In March 2022, the European Chemicals Agency (ECHA) introduced a ban on all PFAS substances in firefighting foams. ECHA has also indicated that it expects to introduce a proposal for a broad ban on PFAS, including PFAS-containing products, in early 2023.
PFOA, PFOS and PFHxS (and their related compounds) have been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). PFOA and PFOS are also subject to broad restrictions under the EU’s Persistent Organic Pollutants (POPs) Regulation.
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts for billion (ppb)) for a sum of 20 PFAS in drinking water. Member States have until January 2023 to implement the Directive in their countries.

The European Commission is expected to pass a binding regulation setting maximum levels for certain PFAS in specified foods, including eggs, fish, mussels and meat. Once finalized, foods containing levels of these chemicals exceeding the regulatory thresholds will be prohibited from being sold in all EU Member States starting in January 2023.
Dyneon, a 3M subsidiary that operates a facility at Gendorf, Germany, has a recycling process for a critical emulsifier from which small amounts of PFOA are present after recycling, as an unintended and unavoidable byproduct of certain earlier process steps. The recycling process removes and concentrates the PFOA for incineration in accordance with applicable waste law. With respect to the applicability of the amendment of the EU POPs Regulation with PFOA applicable since 2021, Dyneon proactively consulted with the relevant German competent authority regarding process improvements underway that are designed to achieve compliance with the PFOA limits in the recycled material used in its manufacturing process. In October 2021, Dyneon also discussed with the authority technical complexities it had recently discovered in achieving PFOA reductions. The implementation of process improvements and analytical work is ongoing.
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
In October 2021, the Province of Antwerp unilaterally adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. 3M Belgium appealed certain aspects of that permit revision as inconsistent with applicable law. The unilaterally modified permit was effective through June 30, 2022. 3M Belgium received a new two-year permit in May 2022 which contains strict new limits for 24 different PFAS, effective July 1, 2022. 3M Belgium believes that the recently installed additional control systems will enable it to meet these limits. Subsequently, the environmental enforcement agency has recently informed 3M Belgium that the agency believes that 3M Belgium must apply for discharge limits for certain additional “short-chain” PFAS pursuant to the special condition. Although disagreeing with the agency’s position, 3M Belgium is in the process of developing the application to amend the permit to add the additional PFAS. 3M Belgium has insufficient information to predict the limits that will be set forth for additional short-chain PFAS and is therefore unable to assess whether the current or future wastewater treatment system, as currently conceived, will meet future limits imposed. Changes in discharge limits could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
Safety measure – emissions. As previously disclosed, in October 2021, the Flemish environmental enforcement agency issued a new safety measure that prohibits all emissions of all forms of PFAS from the facility unless and until specifically approved on a process-by-process basis. 3M Belgium thereupon commenced an appeal process to the Council of States, seeking, among other things, urgent suspension of the safety measure during the pendency of the appeal process. At the same time, 3M Belgium complied with the safety measure by idling the affected production at the facility. The Council of States declined to grant urgent suspension of the safety measure. 3M Belgium established a regular cadence of meetings with the relevant authorities to review restart of specific PFAS-related production processes. The agency recently clarified that the safety measure applies to release of PFAS into water, and as such, reviews have been expanded as requested.

3M Belgium first identified third-party experts to review restart proposals and provide opinions to the authorities on the acceptability of restart under the terms of the safety measure. The proposed experts were accepted by the authorities and the process of review was begun. As of July 2022, the authorities have approved the restart of key production processes and 3M Belgium continues to conduct required monitoring and reporting activities. Belgian government authorities continue to maintain oversight of 3M Belgium’s operations and compliance with applicable requirements at the Zwijndrecht facility.In September 2022, the environmental enforcement agency issued an infraction report alleging that 3M Belgium had misconstrued an exemption in the safety measure and thus not fully complied with the safety measure in the operation of certain production lines. Discussions are underway with the environmental enforcement agency and those production lines are now being addressed in accordance with the review and approval provisions of the safety measure. Although the authorities have approved the restart and/or continued operation of key production processes, a negative development in their ongoing oversight review, or inability to fully restart all production processes, could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
Administrative measure – soil piles. In September 2021, the Flemish Government served 3M Belgium with a notice of intent to impose an administrative measure related to the removal and potential remediation of soil piles on the Zwijndrecht site. 3M Belgium appealed the measure, contesting both the legal basis and the feasibility of meeting the deadline imposed. In response to information provided by 3M Belgium regarding the limitations on regional capacity to accept the soil and other logistical matters, the Government extended the deadline for removal of the piles. 3M Belgium removed the soil piles prior to the deadline.
Notice of default – environmental law compliance. Also in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to 125 million euros in the next three years in actions related to the Zwijndrecht community, including support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies. 3M is also committed to payment for ongoing off-site descriptive soil investigation and appropriate soil remediation. In March 2022, the Company announced an investment of 150 million euros to advance remedial actions to address legacy PFAS previously produced at the Zwijndrecht facility. An accredited third-party soil remediation expert has progressed towards a remedial action plan based on a descriptive soil investigation that would help inform 3M Belgium’s remedial actions onsite and in certain surrounding areas. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree, which requires both public authorities and private parties to remediate contaminated soil and groundwater in Flanders. 3M Belgium cannot exclude the possibility of future government executive decisions expanding its remedial obligations under the Soil Decree.
In July 2022, 3M Belgium and the Flemish Government announced an agreement in connection with the Zwijndrecht facility. Pursuant to the agreement, 3M Belgium, among other things, committed an aggregate of 571 million euros, which includes the previous commitments described above. In aggregate, the commitment includes enhancements to site discharge control technologies, support for qualifying local farmers, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending current litigation and providing certain releases of liability for 3M, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022, with approximately $355 million in the second quarter of 2022.
Civil litigation - As of September 30, 2022, a total of nine actions against 3M Belgium are pending in Belgian civil courts. The cases include claims by neighboring and other companies for alleged soil and wastewater or rainwater contamination with PFAS; and tort liability claims and environmental injunction procedure by environmental NGOs and several hundred individuals. One of the actions is scheduled for judicial hearings in November 2022 and another in February 2023; the other actions are in early stages.
The Netherlands government has indicated they are investigating potential claims to recover damages from companies related to alleged PFAS contamination in the Western Scheldt, a river that flows through Belgium and the Netherlands.

United States: Federal Activity
In the United States, the EPA has developed human health effects documents summarizing the available data studies of both PFOA and PFOS. In October 2021, EPA released its “PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024,” which presents EPA’s approach to PFAS, including investing in research to increase the understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment. The 2021-2024 Roadmap sets timelines by which EPA plans to take specific actions, including, among other items, publishing a national PFAS testing strategy, proposing to designate PFOA and PFOS as hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), restricting PFAS discharges from industrial sources through effluent limitations guidelines, publishing final toxicity assessments for five additional PFAS compounds, requiring water systems to test for 29 PFAS compounds under the SDWA, and publishing improved analytical methods in eight different environmental matrices to monitor 40 PFAS compounds present in wastewater and stormwater discharges.
In May 2016, the EPA announced lifetime health advisory levels for PFOA and PFOS, separate or together, at 70 parts per trillion (ppt). In June 2022, EPA released new final lifetime health advisory levels for PFBS (2,000 ppt) and HFPO-DA and its salts (“GenX”) (4 ppt), and new interim lifetime health advisory levels for PFOA (.004 ppt) and PFOS (.02 ppt). Lifetime health advisories are intended to provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration. The health advisories are non-enforceable and non-regulatory, but if EPA uses the same methodology in setting national primary drinking water standards, discussed further below, or other national or state regulations, 3M could incur additional costs and potential exposures, including in future compliance costs, possible litigation and/or enforcement actions.
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
With respect to PFOA and PFOS in groundwater, EPA issued interim recommendations in December 2019, providing guidance for screening levels and preliminary remediation goals for groundwater that is a current or potential drinking water source, to inform final clean-up levels of contaminated sites. In May 2022, EPA added five PFAS substances – HFPO-DA, PFOS, PFOA perfluorononanoic acid (PFNA), and perfluorohexanesulfonic acid (PFHxS) -- to its list of Regional Screening and Removal Management Levels based on the May 2021 MRLs. EPA had previously added PFBS to both lists in 2014. Regional Screening Levels are used to identify contaminated media that may require further investigation, while Regional Removal Management Levels are used by EPA to support certain actions under CERCLA.
EPA previously published its intention to initiate a process to develop a national primary drinking water regulation for PFOA and PFOS; the process is expected to take several years and will include further analyses, scientific review and opportunities for public comment. EPA initiated the first step in the process in November 2021 by referring its proposed approach to developing a Maximum Contaminant Level Goal to the Science Advisory Board (SAB) and soliciting public comment. The Company submitted initial comments in December 2021 and supplemental comments in January and February 2022. In April 2022, the Science Advisory Board published a draft report on its analysis of EPA’s proposed approach to developing a Maximum Contaminant Level Goal. The Science Advisory Board held public hearings in July 2022 and issued its final report in August 2022. EPA has stated that it intends to publish a proposed national primary drinking water regulation for PFOA and PFOS in the Fall of 2022. EPA submitted the draft MCL and MCLG for PFOA and PFOS to OMB for review in October 2022.

In October 2021, in response to a petition by New Mexico, EPA announced it will initiate a rulemaking to designate four PFAS compounds as hazardous constituents under the Resource Conservation and Recovery Act (RCRA). Further, in January 2022, EPA formally submitted to the Office of Management and Budget (OMB) its plan to designate PFOA and PFOS as hazardous substances under CERCLA. OMB completed its review in August 2022. In September 2022, EPA published in the Federal Register its proposal to list PFOA and PFOS, including their salts and structural isomers, as CERCLA hazardous substances. Public comments on EPA’s proposal are due on November 7, 2022. If CERCLA or RCRA designations are finalized and become enforceable, 3M may be required to undertake additional investigative or remediation activities where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for contribution to clean-up costs other entities might have.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act (TSCA) and the Toxics Release Inventory (TRI), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In August 2022, EPA submitted to OMB a proposal to add PFAS subject to reporting under the Emergency Planning and Community Right-to-know Act (EPCRA) to the list of Lower Thresholds for Chemicals of Special Concern (Chemicals of Special Concern), which would require Toxic Release Inventory (TRI) reporting of de minimis uses of those PFAS.
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
United States: State Activity
Various states have also taken action to address PFAS in the environment. The Minnesota Department of Health in May 2017 stated that Health Based Values (HBVs) “are designed to reduce long-term health risks across the population and are based on multiple safety factors to protect the most vulnerable citizens, which makes them overprotective for most of the residents in our state.” As of 2021, the current HBVs are 35 ppt for PFOA, 15 ppt for PFOS, 47 ppt for PFHxS and 2 ppb for PFBS.
The Minnesota Pollution Control Agency (MPCA) and three other state agencies published “Minnesota’s PFAS Blueprint” in February 2021. The Blueprint outlines the State’s plans to manage, investigate, monitor, research and regulate PFAS discharges or releases in Minnesota. MPCA also published the final version of its PFAS Monitoring Plan in March 2022. Four 3M facilities - Cottage Grove, Maplewood, Hutchinson, and Woodbury - are among the 137 Minnesota facilities that are preliminarily scoped to be within the Monitoring Plan.
States with finalized drinking water standards include the following:
•California finalized, non-enforceable drinking water notification and response levels for PFOA and PFOS in February 2020.
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
•Wisconsin established drinking water standards for PFOA and PFOS in drinking water in August 2022.

Some other states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products such as food packaging, carpets and other products. For example, in October 2021, two bills were signed into law in California that prohibit the use of PFAS in children’s products and in food packaging. In October 2022, California passed additional legislation prohibiting the manufacture, distribution of sale of textiles and cosmetics containing certain PFAS. Additionally, in 2021 and 2022, California finalized its listing of PFOS (and its salts and transformation and degradation precursors) and PFOA as carcinogens, and PFNA as a reproductive toxicant under its Proposition 65 law. California has also proposed listing PFDA, PFHxS, and PFUNDA as reproductive toxicants under Proposition 65.
In June 2022, Colorado enacted a law which restricts the sale of certain consumer products, including carpets and furniture, fabric treatments, food packaging, and children’s products, that contain intentionally added PFAS.
In August 2021, Maine became the first state to ban all PFAS compounds in all products, except where use is "unavoidable". The ban becomes effective in 2030. The same legislation requires manufacturers to meet notification requirements for all products sold into Maine that contain intentionally added PFAS starting in January 2023.
Washington has also passed manufacturer reporting requirements, which would require PFAS manufacturers to report PFAS-containing products sold in the state under a broad definition of PFAS. Such reporting requirements could result in additional legal actions related to additional 3M products.
In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The parties completed briefing on the merits in October 2021 and the court has scheduled oral argument for November 2022.
In March 2021, 3M filed a lawsuit against the New York State Department of Health, on the grounds that drinking water levels set by the agency for PFOS and PFOA should be vacated because they are arbitrary and did not comply with statutorily required processes. An oral argument on the merits was held in December 2021. In June 2022, the court issued a decision denying and dismissing the Company’s lawsuit on standing grounds. The Company has filed a notice of appeal.
In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy (EGLE) to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. EGLE moved to dismiss that lawsuit. In September 2021, the court denied EGLE’s motion in part, the parties have briefed the merits of the remaining claims and the court heard oral argument in June 2022. The parties await a ruling by the court.
The Company cannot predict what additional regulatory actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company, including to its manufacturing operations and its products. Given divergent and rapidly evolving regulatory standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
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
In November 2017, a putative class action (the “King” case) was filed against 3M, Dyneon, Daikin America and the Water Authority in the U.S. District Court for the Northern District of Alabama. The plaintiffs are residents of Lawrence and Morgan County, Alabama who receive their water from the Water Authority and seek injunctive relief, attorneys’ fees, compensatory and punitive damages for their alleged personal injuries. The plaintiffs contended that the defendants own and operate manufacturing and disposal facilities in Decatur, Alabama that have released and continue to release PFOA, PFOS and related chemicals into the groundwater and surface water of their sites, resulting in discharges into the Tennessee River. The plaintiffs contend that, as a result of the alleged discharges, the water supplied by the Water Authority to the plaintiffs was, and is, contaminated with PFOA, PFOS and related chemicals at a level dangerous to humans. In November 2019, the King plaintiffs amended their complaint to withdraw all class allegations. Since then, the complaint has been amended several times to add or dismiss plaintiffs, and the case currently involves 37 plaintiffs. The case was scheduled for trial in July 2023. In August 2022, the parties agreed to enter into a settlement agreement to resolve this case.

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
In September 2020, the City of Guin Water Works and Sewer Board (Guin WWSB) brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. In this same month, Guin WWSB dismissed its lawsuit without prejudice worked with 3M to further investigate the presence of chemicals in the area. In December 2021, the parties reached a settlement under which 3M agreed to contribute $30 million that will be used on a new treatment system for Guin’s drinking water and a new wastewater treatment facility. In March 2022, a new putative class action was filed in the Northern District of Alabama on behalf of Guin WWSB ratepayers. Defendants include 3M, the Guin landfill, the Guin WWSB, and some waste transporters. The plaintiffs allege that their water supply has been contaminated with PFAS, which has caused them property damage and unspecified damage to health interests. The Company has filed a motion to dismiss this case. The case has been removed to federal court and 3M has moved to transfer the case to the AFFF MDL.
State Attorneys General Litigation related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal Multi-District Litigation (MDL) court in South Carolina regarding Aqueous Film Forming Foam (AFFF), described further below. The lawsuits generally seek, on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska; New York; Ohio; New Jersey; New Hampshire; Vermont, Michigan; Mississippi; North Carolina; Massachusetts; and on behalf of the people of the territory of Guam and Commonwealth of Northern Mariana Islands.
There are also multiple state attorneys general lawsuits that are pending outside the AFFF MDL, as described below. 3M and other companies have also received a notice of intent to commence litigation regarding PFAS from the California Attorney General.
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

New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M, DuPont, and Chemours as defendants. In its June 2020 ruling on defendants’ motions to dismiss, the court dismissed the state’s trespass claim, but allowed several claims to proceed. In October 2020, the state amended its complaint to add a state commission as plaintiff and make a claim related to the state’s drinking water and groundwater trust fund statute. In July 2021, the court granted defendants’ motions to dismiss these amendments. In September 2021 the state filed its second amended complaint, which 3M answered in October 2021. The Company removed the case to federal court and attempted to transfer it to the AFFF MDL, which was denied at this juncture in the litigation. The state has moved to remand the case back to state court, which remains pending.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. This suit is proceeding in state court. In May 2020, the court denied the defendants’ motion to dismiss, but dismissed the state’s trespass claim as to property the state does not own. The parties are now engaged in discovery and the court extended the trial-ready date to October 2024.
In October 2022, the Vermont Attorney General moved to amend the complaint in the non-AFFF lawsuit, seeking to add claims related to PFBS and GenX to the lawsuit. The motion also seeks to add a claim under Vermont’s Waste Management Act, which was recently amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). This motion is currently pending.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied at this stage in the litigation. The state has moved to remand the case back to state court.
Wisconsin. In July 2022, the Wisconsin Attorney General filed a lawsuit in state court against 18 defendants, including the Company, alleging environmental contamination and public health impacts due to the PFAS chemicals and seeking punitive damages and reimbursement for the costs of investigations, cleanup and remediation. The case has been removed to federal court, and the U.S. Judicial Panel on Multidistrict Litigation (JPML) has issued a conditional transfer order which, if finalized, would send the case to the AFFF MDL.
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
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF for use in firefighting at airports and military bases from approximately 1963 to 2002. As of September 30, 2022, 3,095 lawsuits (including 33 putative class actions and more than 200 public water systems) alleging injuries or damages by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.

In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. The parties in the MDL are currently in the process of conducting discovery. An initial pool of ten water supplier cases was selected in February 2021 for case-specific fact discovery as potential bellwether cases. In October 2021, the parties and the MDL court selected three of these cases for additional fact and expert discovery and for potential trial as bellwether cases. The MDL court has repeatedly encouraged the parties to negotiate to resolve cases in the MDL. The parties jointly recommended a mediator to assist their efforts in seeking to resolve some or all of the claims asserted in the MDL. The court's decision on the mediator is pending.
In November 2021, the defendants filed an omnibus motion regarding their government contractor defense. Oral argument on the motion was held in August 2022. In September 2022, the court issued an order denying defendants’ summary judgment motions on the government contractor defense, which can be presented to a jury at future trials.
In September 2022, the court selected the City of Stuart, Florida public water supplier case as the first bellwether trial, to begin in June 2023.
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two of these cases have been removed to federal court and transferred to the AFFF MDL. Five cases remain pending in state courts where they are in early stages of litigation, after Valero dismissed its Ohio state court action without prejudice in October 2019. The parties in the state court cases have agreed to stay all five cases.
As of September 30, 2022, the Company is aware of 24 other AFFF suits originally filed in various state courts in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, at least two personal injury cases are expected to remain pending in state courts. Two subsidiaries of Husky Energy filed suit in April 2020 against 3M and other AFFF manufacturers in Wisconsin state court relating to alleged PFAS contamination from AFFF use at Husky facilities in Superior, Wisconsin and Lima, Ohio. The parties have entered into a tolling agreement deferring further action on the plaintiffs’ claims. The plaintiffs filed a notice of dismissal without prejudice in September 2020.
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

In New York, 3M is defending 39 individual cases filed in the U.S. District Court for the Northern District of New York and five additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. Plaintiffs in both the federal and state individual cases assert various tort claims for personal injury and property damage and in some cases request medical monitoring. 3M has answered the operative complaints in these individual cases, which are now proceeding through discovery. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a discovery pool, which was further narrowed to eight claimants in July 2022 for expert discovery. Additionally, 3M is defending a case in New York state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. In February 2022, the district court granted final approval authorizing a settlement between certain parties, including 3M, for a putative class action filed in the U.S. District Court for the Northern District of New York. Under the agreement, 3M, Saint-Gobain and Honeywell collectively contributed to a fixed total amount of approximately $65 million to resolve the plaintiffs’ claims and those of the proposed classes. 3M’s contribution is not considered material. 3M is also defending 13 cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. DuPont’s motion to transfer these cases to the AFFF MDL was denied in March 2020. 3M has filed answers in these cases and discovery is ongoing.
In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. Following substantial discovery, motions practice, and productive mediation sessions, 3M and Wolverine agreed to settle the case with the plaintiffs in an amount that is not considered material, and in September 2022 the court granted preliminary approval of the settlement agreement and set a final approval hearing date in March 2023. In addition to the consolidated federal court putative class action, 3M had been a defendant in approximately 280 private individual actions in Michigan state court based on similar allegations. 3M and Wolverine have finalized settlement agreements for all such actions except one. The settlement amounts are not considered material. 3M and Wolverine’s motion to dismiss the lone remaining individual Michigan state court case was granted without prejudice in June 2022.
In Alabama and Georgia, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre and Gadsden, Alabama. The three water utility cases have been proceeding through discovery. In September 2022, the Company reached an agreement with the Gadsden Water Works and Sewer Board to resolve the matter. This development, as with developments on other PFAS matters, was reflected in determining changes to 3M’s accrual for PFAS-related "other environmental liabilities." Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where 3M filed a motion to dismiss a series of amended complaints, resulting in the dismissal of plaintiffs’ negligence claim against 3M. This case is proceeding through discovery.
The City of Rome case has been scheduled for trial in June 2023. 3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. 3M's motion to dismiss the case was denied in March 2022. This case is now proceeding through discovery.
In California, 3M, Decra Roofing and certain DuPont-related entities were named as defendants in an action brought in state court by the City of Corona and a local utility authority, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. Plaintiffs filed an amended complaint in June 2021. In October 2021, 3M filed a demurrer to the amended complaint in state court. The demurrer was denied in January 2022 and 3M answered the complaint in February 2022. In June 2022, the Sacramento Suburban Water District filed a lawsuit in California federal court against 3M and certain other defendants, alleging PFAS contamination from 3M products generally. 3M filed its motion to dismiss in August 2022, and that motion is scheduled for a hearing in October 2022.

In Delaware, 3M, together with several co-defendants, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case has been removed from state court to federal court, and plaintiffs have withdrawn its motion to remand to state court and filed an amended complaint. 3M has filed a motion to dismiss the amended complaint. In February 2021, the court raised the question whether subject matter jurisdiction under the Class Action Fairness Act was proper, issued an order requiring the parties to brief the issue and denied defendants’ motions to dismiss with leave to renew pending the court’s ruling on jurisdiction. An oral argument was held in September 2021. In December 2021, the court issued an order retaining jurisdiction over the case and 3M renewed its previous motion to dismiss. In September 2022, the court dismissed all but plaintiffs’ negligence claim as to each moving defendant. The parties are currently negotiating a scheduling order to be proposed to the court.
In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, alleging PFAS contamination of its water wells. 3M’s motion to transfer the case to the AFFF MDL was denied. 3M has answered the complaint, and discovery closed in September 2021. The parties engaged in mediation. 3M filed its motion for summary judgement in March 2022. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In December 2020, 3M filed a motion to dismiss the Hopatcong matter, which remains pending. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. In March 2021, 3M filed a motion to dismiss the Pequannock matter, which remains pending. Fact discovery has closed in both the Hopatcong and Pequannock matters. 3M, together with several co-defendants, is also defending 26 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. These cases have all been coordinated for discovery, which is ongoing. Plaintiffs in ten of these cases seek medical monitoring and property damages. 3M’s motion to dismiss the earliest filed of these cases was largely denied in February 2021, and 3M has since filed answers in ten of these cases. Plaintiffs in the 16 remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children. 3M moved to dismiss the first five of these cases, and these motions were granted in part in February 2022. By stipulation, the parties have agreed to treat the parties’ motion to dismiss briefing and the Court’s ruling from the first five cases as filed in two additional cases. In July 2022, Plaintiffs sought leave to amend their complaints in the first five cases to add claims concerning seven non-PFAS chemistries as against defendants other than 3M. The nine remaining personal injury cases were filed in state court and removed to federal court. Plaintiffs are currently seeking remand in four of these cases. In three of these cases, Plaintiffs also assert claims against Clemente Property and the Covanta Waste Disposal Facility. 3M is also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS in excess of state regulatory levels. Middlesex Water Company is also named as a defendant in this action. With respect to 3M, the suit asserts claims for negligence, nuisance, and trespass. Plaintiffs seek an injunction to include bottled water and home treatment systems and alleged damages for diminution-in-property value, among other relief. 3M filed a motion to dismiss in March 2022. This case remains in early stages of litigation. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action of the state residents who are customers of the water company, seeking indemnity from the Company. In June 2022, 3M moved to dismiss and/or stay the third-party complaint in that action. Middlesex Water Company subsequently removed the case to federal court in July 2022. Plaintiffs then filed a motion to remand the case to state court. The federal court stayed 3M’s deadline to respond to the third-party complaint until after the motion to remand is decided. Finally, in June 2022, a personal injury lawsuit was filed against 3M by a Middlesex Water Company customer. In October 2022, after 3M filed its motion to dismiss, plaintiff voluntarily dismissed his complaint without prejudice.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court.3M and DuPont filed a joint motion to dismiss in September 2022.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. 3M has not yet been served in this case.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. 3M and other entities jointly filed a motion to dismiss in February 2019. In September 2019, the court denied the defendants’ motion to dismiss. In February 2020, the court denied 3M’s motion to transfer the case to the AFFF MDL. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. The defendants have filed a petition for permission to file an interlocutory appeal of the certification order with the Sixth Circuit Court of Appeals. In September 2022, the Sixth Circuit granted the defendants’ request to appeal the district court’s class certification order, finding that interlocutory review is warranted because the class certification order raised important and unsettled questions. The defendants have filed a notice of appeal with the Sixth Circuit.
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

In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA). The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility, including the nature and scope of a draft EPA SDWA Administrative Consent Order received in December 2021 proposing that the Company survey and sample proposed private and public drinking water wells within the vicinity of the Cordova facility and provide alternate drinking water as appropriate. In September 2022, following discussions with EPA, the Company began sharing water sampling results with private well owners within the vicinity of the Cordova facility and offered to provide, install and maintain water treatment systems to residents with private drinking wells in the area. In October 2022, EPA and 3M began discussions on the terms of a proposed agreed order regarding further private well and public water systems sampling and treatment in the vicinity of the Cordova facility. Discussions are underway regarding the scope and terms of the proposed order. In April 2022, the Company received an information request from EPA seeking information related to the operation of specific PFAS-related processes, and the Company is cooperating with this inquiry and is producing documents and information. In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the Resource Conservation and Recovery Act (RCRA) related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility.
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
Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its RCRA permit for its Cottage Grove incinerator. In July 2020, the Company received an information request from MPCA related to the June 2020 disclosure, to which the Company responded in September 2020. The Company continues to work with the MPCA to address WAP/FAP implementation issues disclosed in June 2020. In January 2021, the Company received a notice of violation (NOV) from MPCA related to, among other matters, the above-described Clean Water Act and RCRA issues. The Company has cooperated with MPCA to address the issues that are the subject of the NOV and signed a stipulation agreement in May 2022 with MPCA to pay a penalty and settle the waste violations cited in the NOV. 3M paid the penalty in June 2022 and received a letter from the MPCA that the Stipulation Agreement has been terminated. In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company is cooperating with these inquires and is producing documents and information in response to the requests. In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company is working with MPCA regarding its proposed schedule of compliance.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first nine months of 2022, as a result of recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $626 million since December 31, 2021 and made related payments of $394 million. As of September 30, 2022, the Company had recorded liabilities of $644 million for “other environmental liabilities.” The accruals represent the Company’s best estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of September 30, 2022, the Company had recorded liabilities of $29 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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

The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of September 30, 2022, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, face litigation from approximately 227,000 claimants. As noted in the "Respirator Mask/Asbestos Litigation — Aearo Technologies" section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section "Respirator Mask/Asbestos Litigation — Aearo Technologies". 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities as they continue to operate during the chapter 11 proceedings. 3M has committed $1.0 billion to fund this trust and has committed an additional $0.2 billion to fund projected related case expenses. Under the terms of the agreement, the Company will provide additional funding if required by the Aearo Entities. Related to these actions, which represent a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022. The accrued liability balance is largely reflected within other liabilities on 3M's consolidated balance sheet.
As a result of the bankruptcy proceedings, 3M deconsolidated the Aearo Entities in the third quarter of 2022, resulting in a charge that was not material to 3M. Upon the filings in late July 2022 in the U.S Bankruptcy Court for the Southern District of Indiana, all litigation against Aearo Entities that filed chapter 11 cases is automatically stayed.
The Aearo Entities have also requested that the Bankruptcy Court confirm that Combat Arms Earplugs litigation against the Company is also stayed or order it enjoined. In August 2022, the Bankruptcy Court denied Aearo’s motion for a preliminary injunction to stay all Combat Arms related litigation against 3M. In September 2022, the bankruptcy judge certified Aearo’s request to appeal the decision directly to the Seventh Circuit Court of Appeals and in October the Seventh Circuit accepted the appeal. Confidential mediation is underway with court-appointed mediators and settlement discussions between Aearo and the plaintiffs are ongoing.
As of September 30, 2022, 3M's consolidated balance sheet reflected amounts associated with the deconsolidated Aearo Entities as follows:
•$0.7 billion asset balance in other investments (within other assets), reflecting 3M's equity investment interest in the entities.
•$0.6 billion net liability for former intercompany amounts due from 3M to the deconsolidated entities. The gross balances are reflected in other liabilities ($0.9 billion) and other assets ($0.3 billion).
•$1.2 billion accrued liability related to the commitments describe above, largely reflected within contingent liability claims and other (within other liabilities) on 3M's consolidated balance sheet.
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

As of September 30, 2022, the Company is a named defendant in lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 132,300 individual claimants making similar allegations. The significant increase from year-end 2021 in the number of claimants is largely due to the number of claims moved from the administrative docket to the active docket as the result of the transition orders the multi-district litigation (MDL) judge began issuing at the end of 2021 (as more fully described below), in addition to claims filed directly on the active docket in 2022. In April 2019, the U.S. Judicial Panel on Multidistrict Litigation granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in an MDL proceeding to centralize pre-trial proceedings. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the MDL court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.
In April 2021, 3M received an adverse jury verdict in the first bellwether trial. The jury awarded the three plaintiffs less than $1 million in compensatory damages and $6 million in punitive damages for a total of $7 million. 3M appealed the verdicts, challenging, among other rulings, the MDL court's denial of 3M’s motion to assert the government contractor defense. The next two bellwether trials occurred in May and June of 2021. In May 2021, 3M received a verdict in its favor in the second bellwether trial, in which a jury rejected claims that 3M knowingly sold earplugs with design defects. In June 2021, 3M received an adverse verdict in the third bellwether trial. The jury found 3M liable for strict liability failure to warn, but found 3M not liable for design defect or fraud. The jury apportioned fault 62 percent to 3M and 38 percent to the plaintiff for a total damage award of approximately $1 million. 3M appealed the verdict. In October 2021, 3M received an adverse verdict in the fourth bellwether trial, in which a jury awarded $8 million to the plaintiff. 3M received verdicts in its favor in the fifth and sixth bellwether trials. 3M received an adverse verdict in the seventh and eighth bellwether trials, in which the juries awarded the plaintiffs $13 million and $23 million, respectively. 3M prevailed in the ninth and tenth bellwether cases but received adverse verdicts in the eleventh bellwether case in which the jury awarded each of the two plaintiffs $15 million in compensatory and $40 million in punitive damages. 3M received adverse verdicts in the twelfth and thirteenth bellwether cases in which the jury awarded one plaintiff with $50 million and another with $8 million in compensatory damages. 3M prevailed in the fourteenth bellwether trial. Plaintiff in the fourteenth bellwether trial has filed a notice of appeal. In April 2022, a jury returned a plaintiff’s verdict in the fifteenth bellwether trial, awarding $2.2 million in compensatory damages and declining to award punitive damages. In May 2022, a jury returned a plaintiff’s verdict in the last scheduled federal bellwether trial. The jury awarded $5 million in compensatory damages and $72 million in punitive damages. These trials have not included several bellwether cases that plaintiffs' counsel dismissed with prejudice either during discovery or after being set for trial. The Company's appeals to the Eleventh Circuit from the adverse verdicts are proceeding forward, with reply briefs in the first two appeals filed in October 2022. Other than the Company's funding commitment for its Aearo subsidiaries' chapter 11 proceedings as described above, no liability has been recorded for the Combat Arms earplugs litigation because the Company believes any such liability is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. Following conclusion of the bellwether trial process and unsuccessful settlement discussions, and with another 1,500 cases being prepared for trial while the Company's appeals are still pending, the Aearo Entities and the Company adopted a change in strategy for managing these alleged litigation liabilities that led to the Aearo Entities initiating the chapter 11 proceedings as discussed above.
An administrative docket of approximately 94,500 unfiled and unverified claims has also been maintained at the MDL court. The MDL court in August 2021 provided notice of an intent to issue forthcoming transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over 12 months. The orders will provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. The MDL court also ordered the parties to prepare for trial 1,500 cases in three waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed. Since November 2021, the court has issued four wave orders with approximately 500 cases in each wave. The court ordered a three-day mediation in July 2022; and again in September 2022, a two-day mediation session. The court also set the date for a single plaintiff trial for October 2022, which was postponed to February 2023. In August 2022, subsequent to Aearo’s chapter 11 filing, the MDL court issued an order prohibiting 3M from attempting to relitigate issues in the bankruptcy court and from financially supporting any collateral dispute regarding the MDL court’s previous rulings. 3M has appealed the order to the Eleventh Circuit Court of Appeals and made a motion to stay the order pending appeal. In October 2022, the Eleventh Circuit granted 3M’s motion to stay the order pending appeal.

In September 2022, two MDL plaintiffs filed a lawsuit with the U.S. District Court for the Northern District of Florida, seeking to permanently enjoin 3M from transferring assets, issuing dividends or completing the announced spin-off of its Health Care business, to allegedly preserve assets for the Combat Arms claimants. The Company has filed a motion to dismiss the lawsuit and an opposition to the injunction motion.
3M is also defending lawsuits brought primarily by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court, and the federal court remanded them to state court in March 2020. On appeal, the U.S. Court of Appeals for the Eighth Circuit ruled in October 2021 that the cases brought by non-military plaintiffs were properly remanded to state court, whereas the cases brought by military contractor plaintiffs who had received the Combat Arms Earplugs from the military should have remained in federal court. In November 2021, the Eighth Circuit granted 3M's unopposed motion to vacate the remand orders in the remaining appeals of military service member cases. The military service member cases are expected to be remanded to federal court and transferred to the MDL. There are approximately 40 lawsuits involving approximately 1,000 plaintiffs pending in the state court. The state court cases are subject to a bellwether case selection process. The first trial in Hennepin County was scheduled for October 2022, but has been postponed to January 2023.
As of September 30, 2022, the Company was a named defendant in approximately 5,264 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.
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
The U.S. Judicial Panel on Multidistrict Litigation (JPML) consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In February 2022, the Company filed a petition for a writ of certiorari in the U.S. Supreme Court. In May 2022, the U.S. Supreme Court declined 3M’s request to review the Eighth Circuit court’s decision. The MDL court has not yet issued a new case management order. In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022. Also, in August 2021, the Eighth Circuit court separately affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
In addition to the federal cases, there are five state court cases. Three are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The other Missouri case is scheduled for April 2023. There is also one case in Hidalgo County, Texas that combines Bair Hugger product liability claims with medical malpractice claims, and a similar case in Etowah County, Alabama. The Hidalgo County trial is scheduled for December 2022.
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

For product liability litigation matters described in this section for which a liability has been recorded, the Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
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
In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal. The Minnesota federal plaintiffs then filed an amended complaint in February 2022. The defendants moved to dismiss the consolidated federal derivative action in May 2022. Plaintiffs filed their opposition to the motion to dismiss in August 2022 and the defendants filed their reply brief in October 2022. Oral argument is set for January 2023.
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
Separately, in June 2019, the district court in the second case (the “Hartpence case”) entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings
For the matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition.
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
NOTE 15. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of September 30, 2022, the remaining shares available for grant under the LTIP Program are 32 million.
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
Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2022 and 2021.

Stock-Based Compensation Expense

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Cost of sales	$8	$8	$41	$39
Selling, general and administrative expenses	31	30	145	151
Research, development and related expenses	5	5	40	37
Stock-based compensation expenses	44	43	226	227
Income tax benefits	(10)	(13)	(56)	(89)
Stock-based compensation expenses (benefits), net of tax	$34	$30	$170	$138
Stock Option Program
The following table summarizes stock option activity during the nine months ended September 30, 2022:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
January 1	34,560	$163.52
Granted	3,776	162.39
Exercised	(1,722)	98.27
Forfeited	(537)	178.08
September 30	36,077	166.30	60	$17
Options exercisable
September 30	28,670	$166.58	49	$17
Stock options vest over a period from one year to three years with the expiration date at 10 years from date of grant. As of September 30, 2022, there was $59 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 22 months. The total intrinsic values of stock options exercised were $107 million and $306 million during the nine months ended September 30, 2022 and 2021, respectively. Cash received from options exercised was $166 million and $425 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the exercise of employee stock options were $22 million and $65 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Restricted Stock and Restricted Stock Units
The following table summarizes restricted stock and restricted stock unit activity during the nine months ended September 30, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1	1,987	$175.96
Granted	1,082	160.98
Vested	(530)	199.03
Forfeited	(101)	167.18
As of September 30	2,438	164.67
As of September 30, 2022, there was $134 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 25 months. The total fair value of restricted stock and restricted stock units that vested during the nine months ended September 30, 2022 and 2021 was $84 million and $81 million, respectively. The Company’s actual tax benefits realized for the tax deductions related to the vesting of restricted stock and restricted stock units was $16 million and $15 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table summarizes performance share activity during the nine months ended September 30, 2022:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1	481	$175.12
Granted	269	144.77
Distributed	(116)	207.49
Performance change	(166)	153.04
Forfeited	(37)	156.76
As of September 30	431	157.54

As of September 30, 2022, there was $14 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 16 months. The total fair value of performance shares that were distributed were $21 million and $22 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s actual tax benefits realized for the tax deductions related to the distribution of performance shares were $4 million and $4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Reflecting certain litigation-related costs in the Safety and Industrial segment's operating performance measure
3M's business segment operating performance measure with respect to its Safety and Industrial business segment was updated relative to litigation-related costs for non-Aearo and Aearo respirator mask/asbestos litigation matters. Previously, 3M included these costs, when significant, as a special item (as further described below) within Corporate and Unallocated. 3M changed to include all litigation-related costs associated with respirator mask/asbestos litigation matters (along with other Safety and Industrial matters already included therein, such as those related to Combat Arms Earplugs) within the Safety and Industrial business segment. Note, however, that prospectively during the Aearo chapter 11 bankruptcy period (which began in July 2022 — see Note 14) net costs for significant litigation associated with Combat Arms Earplugs and Aearo-respirator mask/asbestos matters are reflected in Corporate and Unallocated.

Business Segment Information

(Millions)	Three months ended September 30,		Nine months ended September 30,
Net Sales	2022	2021	2022	2021
Safety and Industrial	$2,894	$3,005	$8,869	$9,133
Transportation and Electronics	2,239	2,327	6,847	7,078
Health Care	2,076	2,173	6,379	6,407
Consumer	1,409	1,434	4,052	4,123
Corporate and Unallocated	1	3	3	2
Total Company	$8,619	$8,942	$26,150	$26,743

	Three months ended September 30,		Nine months ended September 30,
Operating Performance	2022	2021	2022	2021
Safety and Industrial	$652	$562	$581	$1,976
Transportation and Electronics	474	435	1,446	1,504
Health Care	452	510	1,394	1,522
Consumer	299	308	770	867
Total business segment operating income	1,877	1,815	4,191	5,869
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(246)	(37)	(812)	(182)
Divestiture costs	(6)	—	(6)	—
Gain on business divestitures	2,724	—	2,724	—
Divestiture-related restructuring actions	(41)	—	(41)	—
Russia exit charges	(109)	—	(109)	—
Total corporate special items	2,322	(37)	1,756	(182)
Other corporate expense - net	(43)	10	(40)	66
Total Corporate and Unallocated	2,279	(27)	1,716	(116)
Total Company operating income	4,156	1,788	5,907	5,753

Other expense/(income), net	24	31	112	113
Income before income taxes	$4,132	$1,757	$5,795	$5,640
Corporate and Unallocated
Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with Combat Arms Earplugs and Aearo-respirator mask/asbestos matters during the chapter 11 bankruptcy period (which began in July 2022) and with PFAS-related other environmental matters (see Note 14). Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing, and service arrangements with Neogen Corporation following the 2022 split-off of 3M's Food Safety business and with the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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
During the first nine months of 2022, 3M's costs for significant litigation (see Certain amounts adjusted for special items - (non-GAAP measures section below) totaled approximately $2.2 billion pre-tax and included, among things, pre-tax charges associated with steps toward resolving Combat Arms Earplugs litigation and associated with additional commitments to address PFAS-related matters at its Zwijndrecht, Belgium site (approximately $1.3 billion and $355 million, respectively, in the first nine months of 2022). These matters are further discussed in Note 14. In the third quarter of 2022, 3M also completed the split-off of its Food Safety Division business resulting in a pre-tax gain of $2.7 billion. See Certain amounts adjusted for special items - (non-GAAP measures) section below for additional discussion of these and other special items.
3M Belgium has experienced interruptions to portions of the manufacturing at its site in Zwijndrecht, Belgium, as more fully discussed in Note 14. As discussed in Note 14, 3M Belgium received agreement with authorities in June 2022 to begin the process toward restarting operations at the Zwijndrecht facility. 3M Belgium has provided information required by the Flemish environmental authorities to receive agreement from the authorities to restart operations, and has done so for production or sampling purposes. Belgian government authorities continue to maintain oversight of these operations and compliance with applicable requirements.

3M is also impacted by the Russia-Ukraine conflict. In light of a number of factors, 3M suspended operations of its subsidiaries in Russia in March 2022, the net sales of which were less than one percent of 3M’s consolidated net sales for 2021. Further, in September 2022, management committed to a plan to exit and dispose of the related net assets through an intended sale of the subsidiaries. The associated charge in the third quarter of 2022 related to this action is further discussed in Note 13. 3M also has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. Further supply disruption could lead to downstream customer impacts.

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
Operating income margin and earnings per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in operating income margins and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Percent of net sales	Earnings per diluted share	Percent of net sales	Earnings per diluted share
Same period last year	20.0%	$2.45	21.5%	$7.81
Net costs for significant litigation	1.1	0.13	1.4	0.47
Same period last year, excluding special items	21.1	2.58	22.9	8.28
Increase/(decrease) due to:
Total organic growth/productivity and other	2.9	0.41	1.1	0.53
Raw material impact	(2.6)	(0.31)	(2.7)	(0.97)
Divestitures	—	(0.02)	—	(0.02)
Foreign exchange impacts	0.1	(0.12)	—	(0.28)
Other expense (income), net	N/A	—	N/A	(0.01)
Income tax rate	N/A	0.07	N/A	0.10
Shares of common stock outstanding	N/A	0.08	N/A	0.19
Current period, excluding special items	21.5	2.69	21.3	7.82
Net costs for significant litigation	(3.1)	(0.37)	(8.5)	(3.10)
Divestiture costs	(0.1)	(0.01)	—	(0.01)
Gain on business divestitures	31.6	4.71	10.4	4.69
Divestiture-related restructuring actions	(0.5)	(0.05)	(0.2)	(0.06)
Russia exit charges	(1.2)	(0.20)	(0.4)	(0.19)
Total special items	26.7	4.08	1.3	1.33
Current period	48.2%	$6.77	22.6%	$9.15

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
A discussion related to the components of year-on-year changes in operating income margin and earnings per diluted share follows:
Total organic growth/productivity and other:
•For the third quarter of 2022, the following components impacted operating margins and earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted operating margins by 0.3 percent and earnings per share by $0.07.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.48 to earnings per share and 3.2 percent to operating margins which was impacted by the following:
▪Strong pricing, spending discipline and benefits from restructuring actions taken in 2021
▪Recovery of sales backlog in China from earlier 2022 COVID-related shutdowns
▪Manufacturing headwinds from global supply chain challenges; geopolitical impacts due to the Russia/Ukraine conflict
▪Increased investments in growth, productivity and sustainability
•For the first nine months of 2022, the following components impacted operating margins and earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted operating margins by 0.3 percent and earnings per share by $0.19.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.72 to earnings per share and 1.4 percent to operating margins which was impacted by the following:
▪Strong pricing, spending discipline and benefits from restructuring actions taken in 2021
▪Manufacturing headwinds from global supply chain challenges; geopolitical impacts due to the Russia/Ukraine conflict as well as the COVID-related shutdown in China, offset by China backlog recovery later in 2022
▪Second quarter of 2021 benefit of $91 million pre-tax ($0.12 per share after tax) from the impact of the favorable decision of the Brazilian Supreme Court regarding the calculation of past social taxes
▪Increased investments in growth, productivity and sustainability
Raw material impact:
•3M continued to experience inflationary pressures with year-on-year increases in raw material and logistics costs.
Divestitures:
•Divestiture impact includes lost income from divested businesses and remaining stranded costs (net of transition arrangement income). 3M completed the split-off of the Food Safety business in September 2022 (discussed in Note 3). The impact also includes lost income from deconsolidation of the Aearo Entities in July 2022 (discussed in Note 14).
Foreign exchange impacts
•Foreign currency impacts (net of hedging) decreased operating income by approximately $88 million (or a decrease of pre-tax earnings by approximately $87 million) year-on-year for the third quarter of 2022 and decreased operating income by approximately $199 million (or a decrease of pre-tax earnings by approximately $208 million) year-on-year for the first nine months of 2022, primarily resulting from the strength of the U.S. dollar. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Other expense (income), net:
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the third quarter and first nine months of 2022.
•Interest expense (net of interest income) decreased for the third quarter and first nine months of 2022 compared to the same period year-on-year.

Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the third quarter of 2022 was 6.6 percent, a decrease from 18.4 percent in the prior year. The effective tax rate for the first nine months of 2022 was 9.5 percent, as compared to 18.8 percent in the prior year. The primary factor that decreased the Company's effective tax rate for third quarter 2022 was the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3). The primary factors that decreased the Company's effective tax rate for the first nine months of 2022 were the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3) and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).
•On an adjusted basis (as discussed below), the effective tax rate for the third quarter and first nine months of 2022 was 16.2 percent and 17.9 percent, respectively, a decrease of 2.3 percentage points and a decrease of 1.1 percent, respectively, compared to the same period year-on-year.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings per share year-on-year for the third quarter and first nine months of 2022.
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
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos, PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 14). Net costs include the impacts of any changes in accrued liabilities, external legal fees, and insurance recoveries, along with associated tax impacts. Prior to initiating voluntary chapter 11 bankruptcy proceedings in July 2022, net costs related to Combat Arms Earplugs and Aearo-respirator mask/asbestos matters along with non-Aearo respirator mask/asbestos matters were reflected as special items in the Safety and Industrial business segment. During the bankruptcy period, net costs related to Combat Arms Earplugs and Aearo-respirator mask/asbestos matters are reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continue to be reflected as special items in the Safety and Industrial business segment. Net costs associated with PFAS-related other environmental matters are primarily reflected as corporate special items in Corporate and Unallocated.
Divestiture costs:
•These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
Gain on business divestitures:
•In the third quarter of 2022, 3M recorded a gain related to the split-off and combination of its Food Safety business with Neogen Corporation. Refer to Note 3 for further details.

Divestiture-related restructuring actions:
•In the third quarter of 2022, following the split-off of the Food Safety business (see Note 3), management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested business. Refer to Note 5 for further details.
Russia exit charges:
•In the third quarter of 2022, 3M recorded a charge primarily related to impairment of net assets in Russia in connection with management's committed exit and disposal plan. Refer to Note 13 for further details.

	Operating Income (Loss)
(Dollars in millions, except per share amounts)	Safety and Industrial	Safety and Industrial Margin	Total Company	Total Company Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Three months ended September 30, 2021 GAAP	$562	18.7%	$1,788	20.0%	$1,757	$324	18.4%	$1,434	$2.45
Adjustments for special items:
Net costs for significant litigation	60		97		97	18		79	0.13
Three months ended September 30, 2021 adjusted amounts (non-GAAP measures)	$622	20.7%	$1,885	21.1%	$1,854	$342	18.5%	$1,513	$2.58

Three months ended September 30, 2022 GAAP	$652	22.5%	$4,156	48.2%	$4,132	$271	6.6%	$3,859	$6.77	177%
Adjustments for special items:
Net costs for significant litigation	21		267		267	57		210	0.37
Divestiture costs	—		6		6	2		4	0.01
Gain on business divestitures	—		(2,724)		(2,724)	(39)		(2,685)	(4.71)
Divestiture-related restructuring actions	—		41		41	9		32	0.05
Russia exit charges	—		109		109	(2)		111	0.20
Total special items	$21		$(2,301)		$(2,301)	$27		$(2,328)	(4.08)
Three months ended September 30, 2022 adjusted amounts (non-GAAP measures)	$673	23.2%	$1,855	21.5%	$1,831	$298	16.2%	$1,531	$2.69	4%

	Operating Income (Loss)
(Dollars in millions, except per share amounts)	Safety and Industrial	Safety and Industrial Margin	Total Company	Total Company Margin	Income Before Taxes	Provision for Income Taxes	Effective Tax Rate	Net Income Attributable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Nine months ended September 30, 2021 GAAP	$1,976	21.6%	$5,753	21.5%	$5,640	$1,058	18.8%	$4,582	$7.81
Adjustments for special items:
Net costs for significant litigation	177		359		359	80		279	0.47
Nine months ended September 30, 2021 adjusted amounts (non-GAAP measures)	$2,153	23.6%	$6,112	22.9%	$5,999	$1,138	19.0%	$4,861	$8.28

Nine months ended September 30, 2022 GAAP	$581	6.6%	$5,907	22.6%	$5,795	$550	9.5%	$5,236	$9.15	17%
Adjustments for special items:
Net costs for significant litigation	1,421		2,233		2,233	456		1,777	3.10
Divestiture costs	—		6		6	2		4	0.01
Gain on business divestitures	—		(2,724)		(2,724)	(39)		(2,685)	(4.69)
Divestiture-related restructuring actions	—		41		41	9		32	0.06
Russia exit charges	—		109		109	(2)		111	0.19
Total special items	$1,421		$(335)		$(335)	$426		$(761)	$(1.33)
Nine months ended September 30, 2022 adjusted amounts (non-GAAP measures)	$2,002	22.6%	$5,572	21.3%	$5,460	$976	17.9%	$4,475	$7.82	(6)%

Sales and operating income (loss) by business segment:
The following tables contain sales and operating income (loss) results by business segment for the three and nine months ended September 30, 2022 and 2021. Refer to the section entitled “Performance by Business Segment” later in MD&A for additional discussion concerning 2022 versus 2021 results, including Corporate and Unallocated. Refer to Note 16 for additional information on business segments.

	Three months ended September 30,
	2022		2021		% change
(Dollars in millions)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)
Business Segments
Safety and Industrial	$2,894	$652	$3,005	$562	(3.7)%	15.9%
Transportation and Electronics	2,239	474	2,327	435	(3.8)	9.1
Health Care	2,076	452	2,173	510	(4.4)	(11.3)
Consumer	1,409	299	1,434	308	(1.7)	(3.0)
Corporate and Unallocated	1	2,279	3	(27)
Total Company	$8,619	$4,156	$8,942	$1,788	(3.6)%	132.5%

	Nine months ended September 30,
	2022		2021		% change
(Dollars in millions)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)
Business Segments
Safety and Industrial	$8,869	$581	$9,133	$1,976	(2.9)%	(70.6)%
Transportation and Electronics	6,847	1,446	7,078	1,504	(3.3)%	(3.8)%
Health Care	6,379	1,394	6,407	1,522	(0.4)%	(8.4)%
Consumer	4,052	770	4,123	867	(1.7)%	(11.2)%
Corporate and Unallocated	3	1,716	2	(116)
Total Company	$26,150	$5,907	$26,743	$5,753	(2.2)%	2.7%

	Three months ended September 30, 2022
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	1.7%	—%	—%	(5.4)%	(3.7)%
Transportation and Electronics	3.0	—	(0.8)	(6.0)	(3.8)
Health Care	1.7	—	(1.3)	(4.8)	(4.4)
Consumer	1.5	—	—	(3.2)	(1.7)
Total Company	2.0	—	(0.5)	(5.1)	(3.6)

	Nine months ended September 30, 2022
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	1.0%	—%	—%	(3.9)%	(2.9)%
Transportation and Electronics	1.1	—	(0.3)	(4.1)	(3.3)
Health Care	3.7	—	(0.5)	(3.6)	(0.4)
Consumer	0.8	—	—	(2.5)	(1.7)
Total Company	1.6	—	(0.2)	(3.6)	(2.2)

Sales by geographic area:
Percent change information compares the three and nine months ended September 30, 2022 with the same period last year, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,741	$2,485	$1,393	$—	$8,619
% of worldwide sales	55.0%	28.8%	16.2%		100.0%
Components of net sales change:
Organic sales	2.3	2.8	(0.3)		2.0
Divestitures	(0.7)	(0.5)	(0.2)		(0.5)
Translation	(0.5)	(8.3)	(12.9)		(5.1)
Total sales change	1.1%	(6.0)%	(13.4)%		(3.6)%

	Nine months ended September 30, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$13,930	$7,702	$4,518	$—	$26,150
% of worldwide sales	53.3%	29.5%	17.2%		100.0%
Components of net sales change:
Organic sales	2.8	1.3	(1.4)		1.6
Divestitures	(0.2)	(0.2)	(0.1)		(0.2)
Translation	(0.2)	(5.6)	(9.5)		(3.6)
Total sales change	2.4%	(4.5)%	(11.0)%		(2.2)%
Additional information beyond what is included in the preceding tables are as follows:
•For the third quarter of 2022, in the Americas geographic area, U.S. total sales was flat which included flat organic sales. Total sales in Mexico increased 8 percent which included increased organic sales of 14 percent. In Canada, total sales increased 10 percent which included increased organic sales of 14 percent. In Brazil, total sales increased 9 percent which included increased organic sales of 11 percent. In the Asia Pacific geographic area, China total sales increased 3 percent which included increased organic sales of 8 percent. In Japan, total sales decreased 17 percent which included flat organic sales.
•For the first nine months of 2022, in the Americas geographic area, U.S. total sales increased 1 percent which included increased organic sales of 1 percent. Total sales in Mexico increased 10 percent which included increased organic sales of 12 percent. In Canada, total sales increased 15 percent which included increased organic sales of 17 percent. In Brazil, total sales increased 15 percent which included increased organic sales of 11 percent. In the Asia Pacific geographic area, China total sales decreased 3 percent which included decreased organic sales of 1 percent. In Japan, total sales decreased 11 percent which included increased organic sales of 2 percent.

Managing currency risks:
The stronger U.S. dollar had a negative impact on sales in the third quarter and first nine months of 2022 compared to the same periods last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the third quarter and first nine months of 2022 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition:
Refer to the section entitled “Financial Condition and Liquidity” later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2022, the Company purchased $928 million of its own stock, compared to $1,261 million of stock purchases in the first nine months of 2021. As of September 30, 2022, approximately $4.7 billion remained available under the authorization. In February 2022, 3M’s Board of Directors declared a first-quarter 2022 dividend of $1.49 per share, an increase of 1 percent. This marked the 64th consecutive year of dividend increases for 3M. In May 2022, 3M's Board of Directors declared a second-quarter dividend of $1.49 per share. In August 2022, 3M's Board of Directors declared a third-quarter dividend of $1.49 per share.
3M expects to contribute approximately $100 million to $200 million of cash to its global defined benefit pension and postretirement plans in 2022. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2022.
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding “Overview” section and the “Performance by Business Segment” section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
(Percent of net sales)	2022	2021	Change	2022	2021	Change
Cost of sales	54.9%	54.3%	0.6%	56.0%	52.7%	3.3%
Selling, general and administrative expenses (SG&A)	23.1	20.3	2.8	26.4	20.1	6.3
Research, development and related expenses (R&D)	5.4	5.4	—	5.4	5.7	(0.3)
Gain on business divestitures	(31.6)	—	(31.6)	(10.4)	—	(10.4)
Operating income margin	48.2%	20.0%	28.2%	22.6%	21.5%	1.1%
3M expects global defined benefit pension and postretirement service cost expense in 2022 to decrease by approximately $68 million pre-tax when compared to 2021, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The year-on-year decrease in defined benefit pension and postretirement service cost expense for the third quarter and first nine months of 2022 was approximately $19 million and $53 million.
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
Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the third quarter and first nine months of 2022 when compared to the same periods last year. Increases were primarily due to 2022 special item costs for significant litigation from additional commitments to address PFAS-related maters at 3M's Zwijndrecht, Belgium site (discussed in Note 14), higher raw materials and logistics costs, manufacturing productivity headwinds which were further magnified by the shutdown of certain operations in Belgium and progress on restarting previously-idled operations, and investments in growth, productivity and sustainability.
Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, increased in the third quarter and first nine months of 2022 when compared to the same period last year. SG&A was impacted by increased special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) resulting in a 2022 second quarter pre-tax charge of approximately $1.2 billion and other subsequent impacts, costs related to exiting Russia (see Note 13), divestiture-related restructuring charges (see Note 5), and continued investment on key growth initiatives. Cost increases were partially offset by restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, was flat in the third quarter and decreased in first nine months of 2022 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations.
Gain on Business Divestitures:

In the third quarter of 2022, 3M recorded a pre-tax gain of $2.7 billion ($2.7 billion after tax) related to the split-off and combination of its Food Safety business with Neogen Corporation. Refer to Note 3 for further details.
Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the third quarter of 2022 primarily due to prior period debt maturities and foreign exchange; net interest decreased in the first nine months of 2022 compared to the same period year-on-year due to an early debt extinguishment pre-tax charge in the first quarter of 2021 and generation of incremental interest income.
The non-service pension and postretirement net benefit decreased approximately $15 million and $40 million in the third quarter and first nine months of 2022, respectively, compared to the same period year-on-year.

Provision for Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2022	2021	2022	2021
Effective tax rate	6.6%	18.4%	9.5%	18.8%
The primary factor that decreased the Company's effective tax rate for third quarter 2022 was the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3). The primary factors that decreased the Company's effective tax rate for the first nine months of 2022 were the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business (see Note 3) and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14).
The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$4	$3	$7
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2022	2021	2022	2021
Net income (loss) attributable to noncontrolling interest	$4	$3	$12	$7
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

Corporate and Unallocated:
In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 16. Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with Combat Arms Earplugs and Aearo-respirator mask/asbestos matters during the chapter 11 bankruptcy period (which began in July 2022) and with PFAS-related other environmental matters (see Note 14). Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing and service arrangements with Neogen Corporation following the split-off of 3M's Food Safety business in 2022 and with the acquirer of the former Drug Delivery business following its 2020 divestiture. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated operating expenses decreased in the third quarter and first nine months of 2022, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 16 for addition information on the components of corporate special items. Corporate special item net costs decreased in the third quarter and first nine months of 2022 year over year primarily due to the gain on divestiture associated with the 2022 split-off of the Food Safety business (discussed in Note 3) partially offset by additional commitments in 2022 to address PFAS-related matters, including at 3M's Zwijndrecht, Belgium site (discussed in Note 14).
Other Corporate Expense - Net
Other corporate operating expenses, net, increased when compared to the same period last year primarily due to a $91 million pre-tax benefit from the impact of the favorable decision of the Brazilian Supreme Court included in the second quarter of 2021 regarding the calculation of past social taxes.
Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K), Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (millions)	$2,894	$3,005	$8,869	$9,133
Sales change analysis:
Organic sales	1.7%		1.0%
Translation	(5.4)		(3.9)
Total sales change	(3.7)%		(2.9)%

Business segment operating income (loss) (millions)	$652	$562	$581	$1,976
Percent change	15.9%		(70.6)%
Percent of sales	22.5%	18.7%	6.6%	21.6%

Adjusted business segment operating income (millions) (non-GAAP measure)	$673	$622	$2,002	$2,153
Percent change	8.2%		(7.0)%
Percent of sales	23.2%	20.7%	22.6%	23.6%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs for respirator mask/asbestos (Aearo-related and non-Aearo related) and Combat Arms Earplugs litigation matters. During the Aearo chapter 11 bankruptcy period (which began in July 2022 — see Note 14), net costs related to Combat Arms Earplugs and Aearo-respirator mask/asbestos matters are reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continue to be reflected as special items in the Safety and Industrial business segment. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Third quarter 2022 results:
Sales in Safety and Industrial were down 3.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive aftermarket, roofing granules, electrical markets, abrasives, closure and masking systems, and industrial adhesives and tapes and decreased in personal safety.
•Growth from continued improving general industrial manufacturing activity, other end-market demand and backlog recovery from the 2022 second quarter COVID-related lockdowns in China were partially offset by the disposable respirator sales decline within personal safety, which negatively impacted year-on-year third quarter organic growth by 4.6 percentage points.
Business segment operating income margins increased year-on-year from selling price actions, strong spending discipline and restructuring actions which more than offset increased raw materials and logistics costs and manufacturing productivity headwinds. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

First nine months 2022 results:
Sales in Safety and Industrial were down 2.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in abrasives, electrical markets, closure and masking systems, roofing granules, automotive aftermarket, and industrial adhesives and tapes and decreased in personal safety.
•Growth from continued improving general industrial manufacturing activity and other end-market demand was partially offset by the disposable respirator sales decline within personal safety, which negatively impacted year-on-year organic growth by 3.9 percentage points.
Business segment operating income margins decreased year-on-year due to special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) resulting in a 2022 second quarter pre-tax charge of approximately $1.2 billion. Margins were also impacted by increased raw materials and logistics costs, manufacturing productivity headwinds, partially offset by selling price actions, spending discipline and restructuring actions. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (millions)	$2,239	$2,327	$6,847	$7,078
Sales change analysis:
Organic sales	3.0%		1.1%
Divestitures	(0.8)		(0.3)
Translation	(6.0)		(4.1)
Total sales change	(3.8)%		(3.3)%

Business segment operating income (millions)	$474	$435	$1,446	$1,504
Percent change	9.1%		(3.8)%
Percent of sales	21.2%	18.7%	21.1%	21.2%
Third quarter 2022 results:
Sales in Transportation and Electronics were down 3.8 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, commercial solutions, and advanced materials, and decreased in transportation safety and electronics.
•Growth benefited from continued COVID-related backlog recovery in the greater China region which was partially offset by increased weakness in consumer electronics demand, along with the continued constraints in the semiconductor supply chain.
Divestitures:
•Divestiture impact relates to lost Transportation and Electronics sales year-on-year from deconsolidation of the Aearo Entities in July 2022.
Business segment operating income margins increased year-on-year from selling price actions, strong spending discipline and restructuring actions which more than offset increased raw materials and logistics costs and manufacturing productivity headwinds.
First nine months 2022 results:
Sales in Transportation and Electronics were down 3.3 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial solutions, automotive and aerospace and advanced materials, and decreased in electronics and transportation safety.
•Growth was held back by the ongoing impacts of the semiconductor supply chain constraints on the automotive and consumer electronics end-markets.
Divestitures:
•Divestiture impact relates to lost Transportation and Electronics sales year-on-year from deconsolidation of the Aearo Entities in July 2022.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs, manufacturing productivity headwinds which were further magnified by the shutdown of certain operations in Belgium and investments in auto electrification, partially offset by selling price actions, strong spending discipline and restructuring actions.

Health Care Business:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (millions)	$2,076	$2,173	$6,379	$6,407
Sales change analysis:
Organic sales	1.7%		3.7%
Divestitures	(1.3)		(0.5)
Translation	(4.8)		(3.6)
Total sales change	(4.4)%		(0.4)%

Business segment operating income (millions)	$452	$510	$1,394	$1,522
Percent change	(11.3)%		(8.4)%
Percent of sales	21.8%	23.5%	21.9%	23.8%
Third quarter 2022 results:
Sales in Health Care were down 4.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in medical solutions, food safety, separation and purification, and health information systems, and decreased in oral care.
•Sales continue to be impacted by COVID-related trends on elective procedure volumes and ongoing inflationary pressures.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the Food Safety Division split-off transaction in September 2022.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs, manufacturing productivity headwinds, and investments in the business, partially offset by selling price actions, strong spending discipline and benefits from restructuring actions.
As discussed in Note 3, in July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business.
First nine months 2022 results:
Sales in Health Care were down 0.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in separation and purification, medical solutions, food safety and health information systems, and decreased in oral care.
•Sales continue to be impacted by COVID-related trends on elective procedure volumes and ongoing inflationary pressures.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the divestiture from the Food Safety Division split-off transaction and combination with Neogen completed in the third quarter of 2022.
Business segment operating income margins decreased year-on-year due to increased raw materials and logistics costs along with manufacturing productivity headwinds, investments in the business and transaction-related costs associated with the announced divestiture of the food safety business (see Note 3), partially offset by sales growth (including selling price actions), strong spending discipline and restructuring actions.

Consumer Business:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Sales (millions)	$1,409	$1,434	$4,052	$4,123
Sales change analysis:
Organic sales	1.5%		0.8%
Translation	(3.2)		(2.5)
Total sales change	(1.7)%		(1.7)%

Business segment operating income (millions)	$299	$308	$770	$867
Percent change	(3.0)%		(11.2)%
Percent of sales	21.3%	21.5%	19.0%	21.0%
Third quarter 2022 results:
Sales in Consumer totaled were down 1.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer health and safety, stationery and office and home care and decreased in home improvement.
•Sales decreases impacted by soft back-to-school season performance due to elevated inventory levels at retailers.
Business segment operating income margins decreased year-on-year from increased raw materials, logistics and outsourced hardgoods manufacturing costs along with manufacturing productivity headwinds and investments in the business, partially offset by selling price actions, strong spending discipline and restructuring actions.
First nine months 2022 results:
Sales in Consumer totaled were down 1.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer health and safety, stationery and office, and home care and decreased in home improvement.
•Sales increases continue to be benefited by strength and demand in market-lead categories such as FiltreteTM air quality solutions and Post-it® products.
Business segment operating income margins decreased year-on-year as a result of increased raw materials, logistics and outsourced hardgoods manufacturing costs along with manufacturing productivity headwinds and investments in the business, partially offset by sales growth (including selling price actions), strong spending discipline and restructuring actions.

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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at September 30, 2022 and December 31, 2021.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of September 2022, 3M has a credit rating of A1, stable outlook from Moody's Investors Service and a credit rating of A+, CreditWatch negative from S&P Global Ratings.
The Company’s total debt was lower at September 30, 2022 when compared to December 31, 2021. Decreases in debt were largely due to the repayments of 500 million euros and $600 million aggregate principal amounts of fixed-rate medium-term notes in February 2022 and June 2022, respectively. For discussion of repayments of and proceeds from debt refer to the following “Cash Flows from Financing Activities” section.
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
As of September 30, 2022, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).

3M has an amended and restated $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2021 with an expiration date of November 2022. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans having a maturity date one year later. These credit facilities were undrawn at September 30, 2022. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2022, this ratio was approximately 21 to 1. Debt covenants do not restrict the payment of dividends.
As disclosed in Note 10, 3M had debt financing facilities providing commitments for term loans and potential bridge financing aggregating $1.0 billion related to the Food Safety Division split-off transaction and combination with Neogen (discussed in Note 3). The debt commitments also included a $150 million revolving credit facility for the Food Safety business. Coincident with completion of the September 2022 split-off, the Food Safety business term loan borrowings funded the cash payment to 3M discussed in Note 3. The bridge financing component of these facilities was terminated early and not utilized. Obligations under the commitments (including the $150 million revolving credit facility) transferred with the Food Safety business and became those of Neogen.
The Company also had $314 million in stand-alone letters of credit and bank guarantees issued and outstanding at September 30, 2022. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At September 30, 2022, 3M had $3.6 billion of cash, cash equivalents and marketable securities, of which approximately $2.9 billion was held by the Company’s foreign subsidiaries and approximately $0.7 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2021, 3M had $4.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $1.7 billion was held by the United States. The decrease from December 31, 2021 primarily resulted from cash flow from operations and cash consideration and earlier borrowings related to the Food Safety transaction (see Note 3) offset by ongoing dividend payments, purchases of treasury stock, capital expenditures, and the fixed-rate medium-term note maturities in the first nine months of 2022.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2022 and December 31, 2021.

(Millions)	September 30, 2022	December 31, 2021	Change
Total debt	$15,705	$17,363	$(1,658)
Less: Cash, cash equivalents and marketable securities	3,616	4,792	(1,176)
Net debt (non-GAAP measure)	$12,089	$12,571	$(482)
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

Working capital (non-GAAP measure):

(Millions)	September 30, 2022	December 31, 2021	Change
Current assets	$14,895	$15,403	$(508)
Less: Current liabilities	9,543	9,035	508
Working capital (non-GAAP measure)	$5,352	$6,368	$(1,016)
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
Working capital decreased $1.0 billion compared with December 31, 2021. Balance changes in current assets decreased working capital by $0.5 billion, driven largely by decreases in cash and cash equivalents. Balance changes in current liabilities decreased working capital by $0.5 billion, primarily due to increases in short-term borrowings and current-portion of long-term debt and accounts payable.
Inventory increased $630 million from December 31, 2021, primarily as a result of increased underlying operating activity partially offset by foreign currency translation impacts. Current portion of long-term debt increased as upcoming debt maturities now considered current were partially offset by the bond maturities in the first nine months of 2022, while accounts payable also increased as a result of increased sequential operating activity partially offset by foreign currency translation impacts.
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
Cash Flows from Operating Activities:

	Nine months ended September 30,
(Millions)	2022	2021
Net income including noncontrolling interest	$5,248	$4,589
Depreciation and amortization	1,371	1,408
Company pension and postretirement contributions	(102)	(121)
Company pension and postretirement expense	124	137
Stock-based compensation expense	226	227
Gain on business divestitures	(2,724)	—
Income taxes (deferred and accrued income taxes)	(506)	(196)
Accounts receivable	(467)	(324)
Inventories	(1,018)	(823)
Accounts payable	175	340
Other — net	1,342	212
Net cash provided by (used in) operating activities	$3,669	$5,449
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.

In the first nine months of 2022, cash flows provided by operating activities decreased $1,780 million compared to the same period last year, with this decrease primarily due to increased variable compensation and benefits costs, increased payments related to net costs for significant litigation and the cash impact from capitalization of R&D for U.S. tax purposes. The combination of accounts receivable, inventories and accounts payable decreased operating cash flow by $1,310 million in the first nine months of 2022, compared to an operating cash flow decrease of $807 million in the first nine months of 2021. Additional discussion on working capital changes is provided earlier in the “Financial Condition and Liquidity” section. The 2022 second quarter pre-tax charge of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14) largely impacted the 2022 net income component above, with offsets in the other-net and deferred tax elements.
Cash Flows from Investing Activities:

	Nine months ended September 30,
(Millions)	2022	2021
Purchases of property, plant and equipment (PP&E)	$(1,243)	$(1,047)
Proceeds from sale of PP&E and other assets	65	44
Purchases and proceeds from maturities and sale of marketable securities and investments, net	28	(447)
Proceeds from sale of businesses, net of cash sold	13	—
Cash payment from Food Safety business split-off, net of divested cash	478	—
Other — net	1	18
Net cash provided by (used in) investing activities	$(658)	$(1,432)
Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2022 capital spending to be approximately $1.75 billion to $1.85 billion as 3M continues to invest in growth, productivity and sustainability.
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
Refer to Note 3 for information on acquisitions and divestitures (including the cash payment from the Food Safety business split-off). The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.
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

Cash Flows from Financing Activities:

	Nine months ended September 30,
(Millions)	2022	2021
Change in short-term debt — net	$340	$4
Repayment of debt (maturities greater than 90 days)	(1,179)	(450)
Proceeds from debt (maturities greater than 90 days)	1	1
Total cash change in debt	(838)	(445)
Purchases of treasury stock	(928)	(1,261)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	310	566
Dividends paid to shareholders	(2,550)	(2,572)
Other — net	(29)	(21)
Net cash provided by (used in) financing activities	$(4,035)	$(3,733)
Total debt was approximately $15.7 billion at September 30, 2022 and $17.4 billion at December 31, 2021. Decreases in debt were largely due to the repayments of 500 million euros and $600 million aggregate principal amounts of fixed-rate medium-term notes in February 2022 and June 2022, respectively. The Company had no commercial paper outstanding at September 30, 2022 and December 31, 2021. In conjunction with the Food Safety Division split-off transaction and combination with Neogen (discussed in Note 3), the associated non-cash debt-for-debt exchange in the third quarter of 2022 reduced, then-outstanding 3M commercial paper indebtedness of $350 million (borrowed earlier in the year) which became new term-debt obligations of Neogen. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2021 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K).
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2022, the Company purchased $928 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2022, 3M’s Board of Directors declared a first-quarter 2022 dividend of $1.49 per share, an increase of 1 percent. This is equivalent to an annual dividend of $5.96 per share and marked the 64th consecutive year of dividend increases. In May 2022, 3M's Board of Directors declared a second-quarter 2022 dividend of $1.49 per share. In August 2022, 3M's Board of Directors declared a third-quarter dividend of $1.49 per share.
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

	Nine months ended September 30,
(Millions)	2022	2021
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$3,669	$5,449
Net cash provided by (used in) investing activities	(658)	(1,432)
Net cash provided by (used in) financing activities	(4,035)	(3,733)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$3,669	$5,449
Purchases of property, plant and equipment	(1,243)	(1,047)
Free cash flow	2,426	4,402
Net income attributable to 3M	$5,236	$4,582
Free cash flow conversion	46%	96%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's Current Report on Form 8-K dated April 26, 2022 (which updated 3M’s 2021 Annual Report on Form 10-K). There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2022. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2022
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
Risks Related to the Global Economy and Public Health Crises
* The Company’s results are impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade, geopolitical and other external conditions.
The Company operates in more than 70 countries and derives approximately 60 percent of its revenues from outside the United States, and, accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition, economic and geopolitical risks that are beyond its control, such as disruptions in financial markets, economic downturns, military conflicts, public health emergencies such as COVID-19, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements, imposing trade restrictions such as tariffs, and retaliatory counter measures, government deficit reduction and other austerity measures in specific countries or regions, or in the various industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could adversely impact the Company's business and operations around the world. The Company's business is also impacted by social, political or labor conditions in specific countries or regions; or adverse changes in the availability and cost of capital, monetary policy, interest rates, inflation, recession, commodity prices, currency volatility or exchange control, ability to expatriate earnings and other regulations in the jurisdictions in which the Company operates. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe or other key markets, impact the demand or profitability of the Company's products and services.
The global economy has been impacted by the military conflict between Russia and Ukraine. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. In light of a number of factors, 3M suspended operations of its subsidiaries in Russia in March 2022. Further, in September 2022, management committed to a plan to exit the related net assets through an intended sale of the subsidiaries. 3M also has other operations that source certain raw materials from suppliers in Russia and have experienced related supply disruption due to the conflict. These geopolitical tensions related to the military conflict could result in, among other things, cyberattacks, further supply chain disruptions impacting downstream customers, higher energy cost, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect the Company's business and supply chain.
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
As previously reported, governments in the United States and internationally have increasingly been regulating a broad group of perfluoroalkyl and polyfluoroalkyl substances produced by the Company, collectively known as “PFAS.” 3M has noticed several global regulatory trends related to PFAS, including declining emission standards and limits set as to the presence of certain compounds in various media, and the inclusion of a broadening group of PFAS. Developments in these and other global regulatory trends may require additional actions by 3M, including investigation, remediation and compliance, or may result in additional litigation and enforcement action costs.
The Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their review of the environmental and health effects of certain PFAS produced by the Company.

The PFAS group contains several categories and classes of durable chemicals and materials with properties that include oil, water, temperature, chemical and fire resistance, as well as electrical insulating properties. The strength of the carbon-fluorine bond also means that these compounds do not easily degrade. These characteristics have made PFAS substances critical to the manufacture of electronic devices such as cell phones, tablets and semi-conductors. They are also used to help prevent contamination of medical products like surgical gowns and drapes. Commercial aircraft and low-emissions vehicles also rely on PFAS technology. PFAS compounds are manufactured by various companies, including 3M, and are used in everyday products, including some manufactured by 3M. As science and technology evolve and advance, and in response to evolving knowledge and the understanding that certain PFAS compounds had the potential to build up over time, 3M announced in 2000 that we would voluntarily phase out production of two PFAS substances, perfluorooctanoate (PFOA) and perfluorooctane sulfonate (PFOS) globally as a precautionary measure. We phased out of materials used to produce certain repellants and surfactant products, with most of these activities in the U.S. completed by the end of 2002. Phased out products included Aqueous Film Forming Foam (AFFF) and certain coatings for food packaging, for example. The Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts of some of 3M’s current manufacturing processes, products, and waste streams.
3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the Aqueous Film Forming Foam (AFFF) multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. Governmental inquiries, lawsuits or laws and regulations involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company.
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
* The Company’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials, energy, and labor due to shortages, increased demand and wages, logistics, supply chain interruptions, manufacturing site disruptions, regulatory developments, natural disasters and other disruptive factors.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. As of September 2022, 3M has a credit rating of A1, stable outlook from Moody's Investors Service and a credit rating of A+, CreditWatch negative from S&P Global Ratings. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.
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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2022	1,458,623	$176.61	1,458,623	$5,329
February 1 - 28, 2022	1,445,206	147.03	1,441,534	5,117
March 1 - 31, 2022	1,871,301	145.61	1,871,301	4,845
January 1 - March 31, 2022	4,775,130	155.51	4,771,458
April 1 - 30, 2022	—	—	—	4,845
May 1 - 31, 2022	—	—	—	4,845
June 1 - 30, 2022	—	—	—	4,845
April 1 - June 30, 2022	—	—	—
January 1 - June 30, 2022	4,775,130	$155.51	4,771,458
July 1 - 31, 2022	—	—	—	4,845
August 1 - 31, 2022	—	—	—	4,845
September 1 - 30, 2022	1,665,747	114.10	1,665,747	4,655
July 1 - September 30, 2022	1,665,747	114.10	1,665,747
January 1 - September 30, 2022	6,440,877	144.80	6,437,205
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
Item 5. Other Information.

Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012

The Company is making the following disclosure under Section 13(r) of the Exchange Act:

Protection of Intellectual Property Rights in Iran Pursuant to Specific License

As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran

Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 26, 2022, the Office of Foreign Assets Control (“OFAC”) granted to 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended September 30, 2022, 3M paid $954 to IIPO as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.
Item 6. Exhibits.

(10.1)	3M Executive Severance Plan, is filed herewith.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: October 25, 2022
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)