Form 10-Q
period 2023-03-31
3M CO
filed 2023-04-25
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2023
Common Stock, $0.01 par value per share	551,672,217 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended March 31, 2023

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2023
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2023	2022
Net sales	$8,031	$8,829

Operating expenses
Cost of sales	4,613	4,826
Selling, general and administrative expenses	1,705	1,882
Research, development and related expenses	472	480
Total operating expenses	6,790	7,188
Operating income	1,241	1,641

Other expense (income), net	52	38

Income before income taxes	1,189	1,603
Provision for income taxes	210	302
Income of consolidated group	979	1,301

Income (loss) from unconsolidated subsidiaries, net of taxes	2	2
Net income including noncontrolling interest	981	1,303

Less: Net income (loss) attributable to noncontrolling interest	5	4

Net income attributable to 3M	$976	$1,299

Weighted average 3M common shares outstanding — basic	552.7	572.3
Earnings per share attributable to 3M common shareholders — basic	$1.77	$2.27

Weighted average 3M common shares outstanding — diluted	553.2	575.0
Earnings per share attributable to 3M common shareholders — diluted	$1.76	$2.26
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Millions)	2023	2022
Net income including noncontrolling interest	$981	$1,303
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	116	(171)
Defined benefit pension and postretirement plans adjustment	51	87
Cash flow hedging instruments	(24)	(1)
Total other comprehensive income (loss), net of tax	143	(85)
Comprehensive income (loss) including noncontrolling interest	1,124	1,218
Comprehensive (income) loss attributable to noncontrolling interest	(5)	(3)
Comprehensive income (loss) attributable to 3M	$1,119	$1,215
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$3,824	$3,655
Marketable securities — current	145	238
Accounts receivable — net of allowances of $162 and $174	4,638	4,532
Inventories
Finished goods	2,523	2,497
Work in process	1,546	1,606
Raw materials and supplies	1,237	1,269
Total inventories	5,306	5,372
Prepaids	558	435
Other current assets	492	456
Total current assets	14,963	14,688
Property, plant and equipment	26,296	25,998
Less: Accumulated depreciation	(17,049)	(16,820)
Property, plant and equipment — net	9,247	9,178
Operating lease right of use assets	883	829
Goodwill	12,855	12,790
Intangible assets — net	4,585	4,699
Other assets	4,353	4,271
Total assets	$46,886	$46,455
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,012	$1,938
Accounts payable	3,130	3,183
Accrued payroll	604	692
Accrued income taxes	268	259
Operating lease liabilities — current	263	261
Other current liabilities	3,279	3,190
Total current liabilities	10,556	9,523
Long-term debt	12,948	14,001
Pension and postretirement benefits	1,956	1,966
Operating lease liabilities	627	580
Other liabilities	5,448	5,615
Total liabilities	31,535	31,685
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - March 31, 2023: 551,672,217
Shares outstanding - December 31, 2022: 549,245,105
Additional paid-in capital	6,816	6,691
Retained earnings	47,966	47,950
Treasury stock, at cost:	(32,963)	(33,255)
Shares at March 31, 2023: 392,360,839
Shares at December 31, 2022: 394,787,951
Accumulated other comprehensive income (loss)	(6,530)	(6,673)
Total 3M Company shareholders’ equity	15,298	14,722
Noncontrolling interest	53	48
Total equity	15,351	14,770
Total liabilities and equity	$46,886	$46,455
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2023	2022
Cash Flows from Operating Activities
Net income including noncontrolling interest	$981	$1,303
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	466	459
Company pension and postretirement contributions	(27)	(42)
Company pension and postretirement expense	37	43
Stock-based compensation expense	135	135
Deferred income taxes	(93)	(49)
Changes in assets and liabilities
Accounts receivable	(73)	(189)
Inventories	91	(319)
Accounts payable	36	261
Accrued income taxes (current and long-term)	(37)	179
Other — net	(241)	(770)
Net cash provided by (used in) operating activities	1,275	1,011

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(475)	(424)
Proceeds from sale of PP&E and other assets	3	56
Purchases of marketable securities and investments	(364)	(125)
Proceeds from maturities and sale of marketable securities and investments	450	217
Proceeds from sale of businesses, net of cash sold	—	13
Net cash provided by (used in) investing activities	(386)	(263)

Cash Flows from Financing Activities
Change in short-term debt — net	—	(5)
Repayment of debt (maturities greater than 90 days)	(1,150)	(579)
Proceeds from debt (maturities greater than 90 days)	1,107	—
Purchases of treasury stock	(29)	(773)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	187	164
Dividends paid to shareholders	(827)	(852)
Other — net	(4)	(9)
Net cash provided by (used in) financing activities	(716)	(2,054)

Effect of exchange rate changes on cash and cash equivalents	(4)	(11)

Net increase (decrease) in cash and cash equivalents	169	(1,317)
Cash and cash equivalents at beginning of year	3,655	4,564
Cash and cash equivalents at end of period	$3,824	$3,247
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
Effective in the first quarter of 2023, 3M made changes in the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income). Also effective in the first quarter of 2023, 3M's Consumer business segment re-aligned from four divisions to three divisions, see additional information in Note 15. 3M's disclosed disaggregated revenue was also updated as a result of these changes, see additional information in Note 2. Information provided herein reflects the impact of these changes for all periods presented.
Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 35.6 million and 23.1 million average options for the three months ended March 31, 2023 and 2022, respectively. The computations for basic and diluted earnings per share follow:
Earnings Per Share Computations

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2023	2022
Numerator:
Net income attributable to 3M	$976	$1,299

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	552.7	572.3
Dilution associated with the Company’s stock-based compensation plans	0.5	2.7
Denominator for weighted average 3M common shares outstanding – diluted	553.2	575.0

Earnings per share attributable to 3M common shareholders – basic	$1.77	$2.27
Earnings per share attributable to 3M common shareholders – diluted	$1.76	$2.26

Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of March 31, 2023 and December 31, 2022 were approximately $310 million and $260 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of March 31, 2023 and December 31, 2022 was $520 million and $538 million, respectively. Approximately $200 million of the December 31, 2022 balance and of the December 31, 2021 balance was recognized as revenue during the three months ended March 31, 2023 and during the three months ended March 31, 2022.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $139 million and $136 million during the three months ended March 31, 2023 and 2022, respectively.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended March 31,
Net Sales (Millions)	2023	2022
Abrasives	$341	$329
Automotive Aftermarket	312	295
Closure and Masking Systems	245	258
Electrical Markets	324	309
Industrial Adhesives and Tapes	544	621
Personal Safety	903	1,127
Roofing Granules	110	112
Total Safety and Industrial Business Segment	2,779	3,051

Advanced Materials	301	305
Automotive and Aerospace	462	460
Commercial Solutions	432	454
Electronics	672	923
Transportation Safety	183	198
Total Transportation and Electronics Business Segment	2,050	2,340

Food Safety	—	92
Health Information Systems	300	300
Medical Solutions	1,123	1,128
Oral Care	341	348
Separation and Purification Sciences	232	260
Other Health Care	14	—
Total Health Care Business Group	2,010	2,128

Home, Health and Auto Care	400	437
Construction and Home Improvement Markets	529	603
Stationery and Office	263	269
Total Consumer Business Group	1,192	1,309

Corporate and Unallocated	—	1
Total Company	$8,031	$8,829

	Three months ended March 31,
Net Sales (Millions)	2023	2022
Americas	$4,399	$4,438
Asia Pacific	2,180	2,770
Europe, Middle East and Africa	1,452	1,621
Worldwide	$8,031	$8,829
Americas included United States net sales to customers of $3.6 billion for both the three months ended March 31, 2023 and 2022.

NOTE 3. Acquisitions and Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K for more information on relevant pre-2023 acquisitions and divestitures.
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
2023 acquisitions:
There were no acquisitions that closed during the three months ended March 31, 2023.
Divestitures:
3M may divest certain businesses from time to time based upon review of the Company’s portfolio considering, among other items, factors relative to the extent of strategic and technological alignment and optimization of capital deployment, in addition to considering if selling the businesses results in the greatest value creation for the Company and for shareholders. As discussed in Note 15 (Business Segments), gains/losses on business divestitures are reflected in Corporate and Unallocated.
2023 divestitures and previously announced divestitures:
There were no divestitures that closed during the three months ended March 31, 2023.
In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain an ownership position of 19.9% in the business, which 3M intends to monetize over time. The spin-off transaction is intended to be tax-free for U.S. federal income tax purposes and is subject to customary conditions, including the filing and effectiveness of a Form 10 registration statement, receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from external counsel, satisfactory completion of financing, and final approval by the Company’s Board of Directors, among other items. 3M continues to work towards closing the transaction by year-end 2023 or early 2024, subject to required conditions, as well as additional factors such as conditions in the equity and debt markets, other external conditions, and developments involving 3M or any of its businesses, which could delay the completion of the transaction relative to the anticipated timeline. Because the intended transaction is a spin-off, the Health Care business is not classified as held for sale.
Operating income and held-for-sale amounts:
With respect to the businesses above, operating income information of the Health Care business is included in Note 15. Further, with the respect to these businesses, there were no assets and liabilities associated with disposal groups classified as held for sale as of December 31, 2022 and as of March 31, 2023. Information related to other held for sale disposal groups is included in Note 13.

NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the first three months of 2023. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates.
The goodwill balance by business segment follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2022	$4,509	$1,501	$6,515	$265	$12,790
Translation and other	10	6	40	9	65
Balance as of March 31, 2023	$4,519	$1,507	$6,555	$274	$12,855
Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as a change in reporting units or the testing of recoverability of a significant asset group within a reporting unit. At 3M, reporting units correspond to a division. As described in Note 15, effective in the first quarter of 2023, 3M changed its measure of segment operating performance and the composition of reportable segments and realigned divisions within the Consumer business segment. For any changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. The impacts of these changes on reported amounts were immaterial and resulted in no impairment. As of March 31, 2023, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	March 31, 2023	December 31, 2022
Customer related intangible assets	$4,075	$4,062
Patents	429	426
Other technology-based intangible assets	2,086	2,081
Definite-lived tradenames	1,166	1,166
Other amortizable intangible assets	83	84
Total gross carrying amount	7,839	7,819

Accumulated amortization — customer related	(1,812)	(1,747)
Accumulated amortization — patents	(425)	(421)
Accumulated amortization — other technology-based	(1,050)	(1,000)
Accumulated amortization — definite-lived tradenames	(525)	(509)
Accumulated amortization — other	(59)	(60)
Total accumulated amortization	(3,871)	(3,737)

Total finite-lived intangible assets — net	3,968	4,082

Non-amortizable intangible assets (primarily tradenames)	617	617
Total intangible assets — net	$4,585	$4,699
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense follows:

	Three months ended March 31,
(Millions)	2023	2022
Amortization expense	$122	$131
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2023 follows:

(Millions)	Remainder of 2023	2024	2025	2026	2027	2028	After 2028
Amortization expense	$356	$452	$422	$416	$397	$378	$1,547
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
NOTE 5. Restructuring Actions
2023 to 2025 Structural Reorganization Actions
In the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. During the first quarter of 2023, management approved and committed to undertake associated actions impacting approximately 1,200 positions resulting in a pre-tax charge of $52 million. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through the end of 2023. 3M expects to commit to further actions under this initiative. This aggregate initiative beginning in the first quarter of 2023 and continuing through 2025 is expected to impact approximately 8,500 positions worldwide with an expected pre-tax charge of $700 million to $900 million over that period.
The related restructuring charges for periods presented were recorded in the income statement as follows:

(Millions)	Three months ended March 31, 2023
Cost of sales	$16
Selling, general and administrative expenses	32
Research, development and related expenses	4
Total operating income impact	$52
The business segment operating income impact of these restructuring charges is summarized as follows:

Three months ended March 31, 2023
(Millions)	Employee Related
Safety and Industrial	$10
Transportation and Electronics	12
Health Care	2
Consumer	3
Corporate and unallocated	25
Total operating expense	$52

Restructuring actions, including cash impacts, follow:

(Millions)	Employee-Related
Expense incurred in the first quarter of 2023	$52
Cash payments	(13)
Accrued restructuring action balance as of March 31, 2023	$39
2022 Restructuring Actions
Operational/Marketing Capability Restructuring:
As described in Note 5 in 3M's 2022 Annual Report on Form 10-K, in late 2020, 3M announced it would undertake certain actions beginning in the fourth quarter of 2020 to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. In the first quarter of 2022, management approved and committed to undertake the remaining actions under this initiative resulting in a pre-tax charge of $18 million. This initiative, beginning in 2020 and ending with committed first quarter 2022 actions, impacted approximately 3,100 positions worldwide with a pre-tax charge of approximately $280 million over that period. Activities related to this restructuring were largely completed in the third quarter of 2022.
Divestiture-Related Restructuring:
As described in Note 5 in 3M's 2022 Annual Report on Form 10-K, during the third quarter of 2022, following the Food Safety Division split-off transaction and combination with Neogen completed in September 2022 (see Note 3 in 3M's 2022 Annual Report on Form 10-K) management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested business.
These actions affected approximately 850 positions worldwide and resulted in a third quarter 2022 pre-tax charge of $41 million, within Corporate and Unallocated. The associated accrued restructuring balance as of December 31, 2022 was $10 million and remaining activities related to this divestiture-related restructuring are expected to be largely completed through the first half of 2023.
NOTE 6. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended March 31,
(Millions)	2023	2022
Interest expense	$123	$113
Interest income	(40)	(8)
Pension and postretirement net periodic benefit cost (benefit)	(31)	(67)
Total	$52	$38
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

NOTE 7. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $1.50 and $1.49 per share for the first quarter of 2023 and 2022, respectively.
Consolidated Changes in Equity
Three months ended March 31, 2023

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income	981		976			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	116				116	—
Defined benefit pension and post-retirement plans adjustment	51				51
Cash flow hedging instruments	(24)				(24)
Total other comprehensive income (loss), net of tax	143
Dividends declared	(827)		(827)
Stock-based compensation	125	125
Reacquired stock	(29)			(29)
Issuances pursuant to stock option and benefit plans	188		(133)	321
Balance at March 31, 2023	$15,351	$6,825	$47,966	$(32,963)	$(6,530)	$53
Three months ended March 31, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	1,303		1,299			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(171)				(170)	(1)
Defined benefit pension and post-retirement plans adjustment	87				87
Cash flow hedging instruments	(1)				(1)
Total other comprehensive income (loss), net of tax	(85)
Dividends declared	(852)		(852)
Stock-based compensation	130	130
Reacquired stock	(773)			(773)
Issuances pursuant to stock option and benefit plans	164		(212)	376
Balance at March 31, 2022	$15,004	$6,568	$46,056	$(30,860)	$(6,834)	$74

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended March 31, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	105	—	6	111
Amounts reclassified out	—	64	(41)	23
Total other comprehensive income (loss), before tax	105	64	(35)	134
Tax effect	11	(13)	11	9
Total other comprehensive income (loss), net of tax	116	51	(24)	143
Balance at March 31, 2023, net of tax:	$(2,712)	$(3,787)	$(31)	$(6,530)
Three months ended March 31, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(150)	—	6	(144)
Amounts reclassified out	—	115	(7)	108
Total other comprehensive income (loss), before tax	(150)	115	(1)	(36)
Tax effect	(20)	(28)	—	(48)
Total other comprehensive income (loss), net of tax	(170)	87	(1)	(84)
Balance at March 31, 2022, net of tax:	$(2,113)	$(4,666)	$(55)	$(6,834)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income Attributable to 3M

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Income Statement
	Three months ended March 31,
(Millions)	2023	2022
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	—	$—	Other (expense) income, net
Prior service benefit	13	13	Other (expense) income, net
Net actuarial loss	(77)	(127)	Other (expense) income, net
Curtailments/Settlements	—	(1)	Other (expense) income, net
Total before tax	(64)	(115)
Tax effect	13	28	Provision for income taxes
Net of tax	(51)	(87)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	43	9	Cost of sales
Interest rate contracts	(2)	(2)	Interest expense
Total before tax	41	7
Tax effect	(10)	(2)	Provision for income taxes
Net of tax	31	5
Total reclassifications for the period, net of tax	$(20)	$(82)

NOTE 8. Income Taxes
The effective tax rate for the first quarter of 2023 was 17.7 percent, a decrease from 18.8 percent in the prior year. The primary factor that decreased the Company's effective tax rate for first quarter 2023 was deferred tax impacts of 2023 activity.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2023 and December 31, 2022 are $994 million and $965 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of March 31, 2023 and December 31, 2022, the Company had valuation allowances of $114 million and $115 million on its deferred tax assets, respectively.
NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2023	December 31, 2022
Commercial paper	$85	$213
Certificates of deposit/time deposits	56	21
U.S. treasury securities	—	—
U.S. municipal securities	4	4
Current marketable securities	145	238

U.S. municipal securities	23	23
Non-current marketable securities	23	23

Total marketable securities	$168	$261
At March 31, 2023 and December 31, 2022, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at March 31, 2023 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	March 31, 2023
Due in one year or less	$145
Due after one year through five years	15
Due after five years through ten years	8
Total marketable securities	$168

NOTE 10. Long-Term Debt and Short-Term Borrowings
In February 2023, 3M repaid $500 million aggregate principal amount of fixed-rate registered notes that matured. In
March 2023, 3M repaid $650 million aggregate principal amount of fixed-rate medium-term notes that matured.
2022 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K.
The Company had $1.1 billion in commercial paper outstanding at March 31, 2023, compared to no commercial paper outstanding as of December 31, 2022.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2023. The maturities of long-term debt for the periods subsequent to March 31, 2023 are as follows (in millions):

Remainder of 2023	2024	2025	2026	2027	2028	After 2028	Total
$800	$1,100	$1,865	$1,452	$846	$731	$8,054	$14,848
NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2023 and 2022 follow:
Benefit Plan Information

	Three months ended March 31,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$43	$64	$19	$35	$6	$11
Non-operating expense
Interest cost	166	104	55	32	22	13
Expected return on plan assets	(244)	(241)	(75)	(72)	(19)	(18)
Amortization of transition asset	—	—	—	—	—	—
Amortization of prior service benefit	(6)	(6)	1	—	(8)	(7)
Amortization of net actuarial loss	73	106	2	11	2	10
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	1
Total non-operating expense (benefit)	(11)	(37)	(17)	(29)	(3)	(1)
Total net periodic benefit cost (benefit)	$32	$27	$2	$6	$3	$10
For the three months ended March 31, 2023 contributions totaling $26 million were made to the Company’s U.S. and international pension plans and $1 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

NOTE 12. Derivatives
The Company uses interest rate swaps, currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. Note 14 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•Fair value of derivative instruments is included in Note 13.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K.
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
Cash Flow Hedges:
As of March 31, 2023, the Company had a balance of $31 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income. This includes a remaining balance of $92 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the underlying notes. Based on exchange rates as of March 31, 2023, of the total after-tax net unrealized balance as of March 31, 2023, 3M expects to reclassify approximately $42 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three months ended March 31,
(Millions)	2023	2022
Foreign currency forward/option contracts	$6	$6
Interest rate contracts	—	—
Total	$6	$6
Fair Value Hedges:
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
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt	$916	$903	$(86)	$(98)

Net Investment Hedges:
At March 31, 2023, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 2.4 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2023 to 2031.
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

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income
	Three months ended March 31,
(Millions)	2023	2022
Foreign currency denominated debt	$(43)	$59
Foreign currency forward contracts	(2)	2
Total	$(45)	$61
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

	Location and Amount of Gain (Loss) Recognized in Income
	Three months ended March 31,
	Cost of sales		Other expense (income), net
(Millions)	2023	2022	2023	2022
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income in which the effects of derivatives are recorded	$4,613	$4,826	$52	$38
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	43	9	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(2)	(2)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	(12)	48
Derivatives designated as hedging instruments	—	—	12	(48)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	8	(20)	(26)	25

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$2,525	$2,368	Other current assets	$72	$89	Other current liabilities	$31	$27
Foreign currency forward/option contracts	763	835	Other assets	43	55	Other liabilities	9	9
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	90	102
Total derivatives designated as hedging instruments				115	144		130	138

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	3,563	2,816	Other current assets	20	73	Other current liabilities	20	4
Total derivatives not designated as hedging instruments				20	73		20	4

Total derivative instruments				$135	$217		$150	$142
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives subject to master netting agreements	$135	$217	$49	$40	$—	$—	$86	$177
Derivatives not subject to master netting agreements	—	—					—	—
Total	$135	$217					$86	$177
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives subject to master netting agreements	$150	$142	$49	$40	$—	$—	$101	$102
Derivatives not subject to master netting agreements	—	—					—	—
Total	$150	$142					$101	$102
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $36 million and $17 million for the three months ended March 31, 2023 and 2022, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 13. Fair Value Measurements
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis.
In addition to the information above, refer to Note 15 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$85	$213	$—	$—	$85	$213	$—	$—
Certificates of deposit/time deposits	56	21	—	—	56	21	—	—
U.S. treasury securities	—	—	—	—	—	—	—	—
U.S. municipal securities	27	27	—	—	—	—	27	27
Derivative instruments — assets:
Foreign currency forward/option contracts	135	217	—	—	135	217	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	60	40	—	—	60	40	—	—
Interest rate contracts	90	102	—	—	90	102	—	—
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only	Three months ended March 31,
(Millions)	2023	2022
Beginning balance	$27	$30
Total gains or losses:
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and issuances	—	—
Sales and settlements	—	—
Transfers in and/or out of level 3	—	—
Ending balance	$27	$30
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the first three months of 2023 and 2022. As discussed in Note 15 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K, in the third quarter of 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries and, as a result, records this held-for-sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that will be eliminated upon sale is included. As of March 31, 2023 the amounts of major assets and liabilities of this held-for-sale disposal group primarily included approximately $50 million within other current liabilities that largely represented a reserve against the balance of cumulative translation adjustment.
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

	March 31, 2023		December 31, 2022
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$12,948	$11,635	$14,001	$12,484
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
NOTE 14. Commitments and Contingencies
Legal Proceedings:
The Company and some of its subsidiaries are involved in numerous claims and lawsuits, principally in the United States, and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws, securities, and environmental laws in the United States and other jurisdictions. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief.

Process for Disclosure and Recording of Liabilities Related to Legal Proceedings
Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company's ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.
When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings and claims pending against the Company will likely change over time.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, the Company may ultimately incur charges substantially in excess of presently recorded liabilities, including with respect to matters for which no accruals are currently recorded because losses are not currently probable and reasonably estimable. Many of the matters described herein are at varying stages, seek an indeterminate amount of damages or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable and reasonably estimable, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its consolidated financial position, results of operations and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.
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
Respirator Mask/Asbestos Litigation
As of March 31, 2023, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,152 individual claimants, compared to approximately 4,028 individual claimants with actions pending December 31, 2022.
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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that filing of claims in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in fifteen of the sixteen cases tried to a jury (including the lawsuits in 2018 described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. In 2019, the Company settled a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above, and the appeal was dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff appealed the verdict. In May 2022, the First Division intermediate appellate court in Washington affirmed in part and reversed in part 3M’s trial victory, concluding that the trial court misapplied Washington law in instructing the jury about factual causation. The Washington Supreme Court declined to review the matter.
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. Since the second half of 2020, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust; that increase represents the substantial majority of the growth in case numbers referred to above. The rate of coal mine dust-related case filings decelerated in 2022 and has continued to decelerate in 2023. 3M moved two cases involving over 400 plaintiffs to federal court based on, among others, the Class Action Fairness Act. The federal district court remanded the cases to state court. In March 2023, the Sixth Circuit Court of Appeals granted 3M's petition to review the remand order, and in April 2023 reversed the district court's remand order; accordingly, those cases will remain in federal court.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s respirators. In the first quarter of 2023, a bench trial for the unfair trade practices claims was continued indefinitely. An expert witness retained by the State has recently estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia as to key issues, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a factfinder may allocate to each defendant if the case were ultimately tried.
Respirator Mask/Asbestos Liabilities and Insurance Receivables
The Company regularly conducts a comprehensive legal review of its respirator mask/asbestos liabilities. The Company reviews recent and historical claims data, including without limitation, (i) the number of pending claims filed against the Company, (ii) the nature and mix of those claims (i.e., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (iii) the costs to defend and resolve pending claims, and (iv) trends in filing rates and in costs to defend and resolve claims, (collectively, the “Claims Data”). As part of its comprehensive legal review, the Company regularly provides the Claims Data to a third party with expertise in determining the impact of Claims Data on future filing trends and costs. The third party assists the Company in estimating the costs to defend and resolve pending and future claims. The Company uses this analysis to develop its estimate of probable liability.
Developments may occur that could affect the Company’s estimate of its liabilities. These developments include, but are not limited to, significant changes in (i) the key assumptions underlying the Company’s accrual, including the number of future claims, the nature and mix of those claims, and the average cost of defending and resolving claims and in maintaining trial readiness (ii) trial and appellate outcomes, (iii) the law and procedure applicable to these claims, and (iv) the financial viability of other co-defendants and insurers.
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company decreased its accruals in the first three months of 2023 for respirator mask/asbestos liabilities by $40 million. In the first three months of 2023, the Company made payments for legal defense costs and settlements of $11 million related to the respirator mask/asbestos litigation. As of March 31, 2023, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $553 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of March 31, 2023, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products. Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. In July 2022, Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation (including the Aearo respirator mask/asbestos matters). This represents a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. As a result, 3M's accrual relative to the commitments associated with that trust includes Aearo respirator mask/asbestos matters. The U.S. Bankruptcy Court has stayed the Aearo respirator mask/asbestos litigation matters as the chapter 11 proceedings move forward. For additional information, see the discussion within the section Product Liability Litigation with respect to Aearo Technologies Dual-Ended Combat Arms Earplugs.
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
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, consideration of regulatory approaches, and increasingly strict restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulations of PFAS in emissions and in environmental media such as soil and water (including drinking water) are increasingly being set at levels that continue to decrease. Global regulations also appear to be increasingly focused on a broader group of PFAS, and may include those PFAS compounds used in current products. If such activity continues, including if regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.

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
In February 2023, the European Chemicals Agency (ECHA) published the proposal it received in January 2023 from the national authorities of Germany, Denmark, the Netherlands, Norway and Sweden to restrict PFAS under the European Union’s chemicals regulation. The proposal aims to restrict the manufacture, placing on the market and use of PFAS under REACH. In March 2023, the six month consultation phase on the PFAS Restriction Proposal started. If the proposed rule becomes enforceable prior to 3M's announced exit from PFAS manufacturing by the end of 2025, depending on the scope and obligations contained in any final rule, PFAS manufacturers including 3M Belgium could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.
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
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts for billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries.
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
3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency (OVAM) for several years to investigate and remediate historical PFAS contamination at and near the 3M Belgium facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. 3M Belgium testified at Flemish parliamentary committee hearings in June and September 2021 on PFAS-related matters. The Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. The Company has cooperated with the authorities in the investigations and information requests and is working with the authorities on an ongoing basis, as they continue to maintain oversight of 3M Belgium’s operations at the Zwijndrecht facility, as further discussed below. Separately, as previously disclosed, the Company is aware that certain residents of Zwijndrecht and non-governmental organizations filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. Certain additional parties reportedly joined the complaint. 3M Belgium has not been served with any such complaint. In February 2023, the federal judicial police requested additional documents following an earlier request for documents that 3M Belgium had provided; 3M Belgium has complied with the request for additional documents.
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

In October 2021, the Province of Antwerp unilaterally adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit for the Zwijndrecht facility and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. 3M Belgium received a new two-year permit in May 2022 which contains strict new limits for 24 different PFAS, effective July 1, 2022. 3M Belgium believes that the recently installed additional control systems will enable it to meet these limits. Subsequently, the environmental enforcement agency informed 3M Belgium that the agency believes that 3M Belgium must apply for discharge limits for certain additional “short-chain” PFAS pursuant to the special condition. Although disagreeing with the agency’s position, 3M Belgium developed an application to amend the permit to add the additional PFAS. 3M Belgium has insufficient information to predict the limits that will be set forth for additional short-chain PFAS and is therefore unable to assess whether the current or future wastewater treatment system, as currently conceived, will meet future limits imposed. In December 2022, 3M Belgium received an official infraction report from the Flemish Environmental Inspectorate regarding the discharge of certain short chain PFAS compounds in wastewater from the Zwijndrecht facility. 3M Belgium previously identified these compounds and shared the results with the Inspectorate. The compounds at issue do not have specific discharge limits in the applicable wastewater discharge permit, and the infraction report references a special condition in the permit that prohibits detectable discharge of PFAS compounds that do not have a specific discharge limit in the permit. 3M Belgium disagrees with the Inspectorate’s interpretation of the special condition and the time period permitted for compliance with it. Moreover, 3M Belgium instituted a capturing process to prevent wastewaters containing short chain PFAS identified in the infraction report from entering the treatment system or its discharge. 3M Belgium notified the Inspectorate that complying with the special condition means ceasing the legally required extraction and treatment of contaminated groundwater. The Inspectorate acknowledged this fact but insisted that 3M Belgium continue to extract and treat groundwater. Groundwater treatment continues and 3M Belgium has applied for a modification of the water discharge permit to add parameters for the short chain PFAS. 3M Belgium will continue its efforts to comply with the special condition and to minimize discharge of all PFAS, including the PFAS identified in the infraction report, but an inability to meet discharge limits for short chain PFAS could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could in turn impact these businesses’ ability to fulfill supply obligations to their customers.
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
In October 2022, 3M Belgium received a report from the Flemish inspectorate regarding certain health and safety issues noted during inspections of the Zwijndrecht facility in March 2022, alleging certain related deficiencies, some dating back to 2010. In December 2022, 3M Belgium provided the inspectorate with responses to the allegations, including plans and timelines for compliance where applicable, and plans to continue to inform the inspectorate on corrective actions to be taken.
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
In February 2023, the Flemish waste agency (OVAM) rejected a required descriptive soil investigation (DSI) submitted by 3M Belgium, required that a new DSI be submitted by the end of March, and also required that 3M Belgium propose a plan to implement additional precautionary measures for individuals living in designated areas near the Zwijndrecht plant. At the end of March 2023, 3M Belgium submitted a revised DSI, along with an appeal of the rejection of the DSI. 3M Belgium also submitted a proposal regarding precautionary measures that is being discussed with OVAM.
In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet. While the full impact of the Site Decision remains to be determined, it appears to establish a remediation zone within 5 kilometers of Zwijndrecht, and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium.
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
Civil litigation - As of March 31, 2023, a total of seven actions against 3M Belgium are pending in Belgian civil courts. The cases include claims by neighboring and other companies for alleged soil and wastewater or rainwater contamination with PFAS; and tort liability claims and environmental injunction procedure by environmental NGOs and several hundred individuals. While most of the actions are in early stages, one of the actions, brought by a family living near the 3M Belgium plant, had a hearing in February 2023. Another case, involving an environmental injunction procedure, was brought by environmental NGOs originally against 3M Belgium’s contractors and later against 3M Belgium. The case seeks to accelerate the descriptive soil investigation and remediation process, and judicial hearings in this case are scheduled for April 2023.
The Netherlands government has indicated they are investigating potential claims to recover damages from companies related to alleged PFAS contamination of the Western Scheldt, a river that flows through Belgium and the Netherlands.
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

In March 2023, EPA published proposed national primary drinking water standards for six PFAS – PFOA, PFOS, PFBS, PFHxS, PFNA, and HFPO-DA, along with an economic analysis including purported estimated costs of the proposed rule. For PFOA and PFOS, EPA has proposed a drinking water standard of 4 ppt. For the other four PFAS, EPA is proposing to adopt for the first time a drinking water standard based on a “hazard index” approach, under which the levels of those four compounds, if detected, would be input into an EPA-provided formula to determine whether they exceed EPA's cumulative risk threshold. If the proposed drinking water standards are finalized, 3M could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.
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
In October 2021, EPA announced it will initiate a rulemaking to designate four PFAS compounds as hazardous constituents under the Resource Conservation and Recovery Act (RCRA). Further, in September 2022, EPA published in the Federal Register its proposal to list PFOA and PFOS, including their salts and structural isomers, as CERCLA hazardous substances. 3M submitted comments on EPA’s proposal in November 2022. EPA has indicated that it intends to publish a final rule in 2023. In addition, EPA’s Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, PFHxA, PFDA and their precursor compounds as well as the precursor compounds of PFOS and PFOA, was published for public comment in April 2023. If CERCLA or RCRA designations are finalized and become enforceable, 3M may be required to undertake additional investigative or remediation activities where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for contribution to clean-up costs other entities might have.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act (TSCA) and the Toxics Release Inventory (TRI), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In December 2022, EPA published a proposed rule to adding PFAS subject to reporting under the Emergency Planning and Community Right-to-know Act (EPCRA) to the list of Lower Thresholds for Chemicals of Special Concern (Chemicals of Special Concern), which would require Toxic Release Inventory (TRI) reporting of de minimis uses of those PFAS. 3M submitted comments to EPA’s proposal.
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
In the summer of 2021, the State of Maine passed its Act To Stop Perfluoroalkyl and Polyfluoroalkyl Substances Pollution, which bans intentionally added PFAS in products effective January 1, 2030 and requires broad reporting of products containing intentionally-added PFAS effective January 1, 2023. In December 2022, 3M submitted to the Maine Department of Environmental Protection a list of products containing intentionally added PFAS that have been sold in the U.S. in the past two years in compliance with the law. Several other states have introduced legislation that would impose similar reporting obligations.
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

Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to alleged PFAS contamination of properties and water supplies by 3M’s Decatur, Alabama manufacturing facility. In April 2019, 3M settled a lawsuit brought by the West Morgan-East Lawrence Water & Sewer Authority for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of certain lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. In October 2021, 3M settled a class action brought by plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case) for an immaterial amount. The court issued a final order approving the class settlement and dismissing the action in March 2022. In October 2021, 3M also reached agreements in principle to resolve litigation with several other parties, including previously disclosed Tennessee Riverkeeper organization, the St. John plaintiff class, and plaintiffs in the Stover, Owens, and Chandler matters. A court granted final approval of the St. John class settlement in April 2022, and plaintiffs in the Stover, Owens, and Chandler matters filed dismissals thereafter. In June 2022, the court dismissed the Tennessee Riverkeeper case with prejudice. In November 2021, 3M and the City of Decatur, Decatur Utilities and Morgan County executed a collaborative agreement under which the Company agreed to contribute approximately $99 million and also to continue to address certain PFAS-related matters in the area. The contribution relates to initiatives to improve the quality of life and overall environment in Decatur, including community redevelopment and recreation projects by the City, County and Decatur Utilities. It also includes addressing certain PFAS matters at the Morgan County landfill and reimbursement of costs previously incurred related to PFAS remediation. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement the Interim Consent Order that 3M entered with ADEM in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions. In March 2022, 3M reached a settlement agreement with plaintiffs in the Billings matter, resulting in dismissal of the case in August 2022. In August 2022, 3M reached an agreement to settle personal injury claims brought by 37 individual plaintiffs in the King matter. 3M continues to negotiate with individual property owners regarding claims relating to former 3M disposal sites and has resolved several such claims for an immaterial amount.
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
In August 2022, Colbert County, Alabama, which opted out of the St. John settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County withdraws its drinking water. The Company’s motion to dismiss was denied in December 2022. The case is in early stages of discovery.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City withdraws its drinking water. Defendants filed a joint motion to dismiss in March 2023. Also in February 2023, two individuals who opted out of the St. John class settlement filed suit in Alabama state court against 3M, alleging PFAS contamination of their property resulting from 3M’s operations in Decatur. 3M removed the case to federal court and answered the complaint in March 2023.
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
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, DuPont, and Chemours on behalf of the New Jersey Department of Environmental Protection (NJDEP), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. The parties are conducting discovery. As of March 2023, the actions are stayed pending the parties’ participation in court-mandated mediation.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The Company recently removed the other case to federal court and attempted to transfer it to the AFFF MDL, which was denied at this juncture in the litigation. In March 2023, the federal judge granted the state’s motion to remand the case back to state court. 3M has filed a notice of appeal of that decision.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. In late 2022, the complaint was amended to add claims related to PFBS and GenX and to add a claim under Vermont’s Waste Management Act, which had been amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). This suit is proceeding in state court, where the parties are engaging in discovery and the court has set a trial-ready date in October 2024.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied at this stage in the litigation. The state has moved to remand the case back to state court. In January 2023, the Illinois Attorney General filed a new lawsuit against 3M and other defendants in Illinois state court, alleging contamination of a number of drinking water systems and natural resource damages at several sites statewide, and seeking to recover monetary damages, injunctive relief for remediation, civil penalties and other relief. The complaint states that the Attorney General is not seeking damages for AFFF by this lawsuit. The case has been removed to federal court and the Company has filed a motion to transfer the case to the AFFF MDL. In April 2023, the Illinois Attorney General filed a lawsuit against 3M and other defendants alleging PFAS contamination of state natural resources from AFFF.
California. In November 2022, the California Attorney General filed a lawsuit in state court against 18 defendants, including the Company, alleging environmental contamination by PFAS chemicals and seeking injunctive relief, civil penalties, and damages for the costs of investigations, cleanup and remediation. The case has been removed to federal court, and transferred to the AFFF MDL.
Maine. In March 2023, Maine’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. 3M has not yet been served in these cases.
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

Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of March 31, 2023, approximately 4,150 lawsuits (including approximately 41 putative class actions and 300 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal Multi-District Litigation (MDL) court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
AFFF MDL and Water System Cases
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
In the MDL, there are cases filed by approximately 300 public water systems. These include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but also contain allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by approximately 55 public water systems outside of the MDL; these cases do not include allegations related to AFFF, but instead address PFAS more broadly. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages.
In September 2022, the MDL court selected the City of Stuart, Florida (Stuart) public water system case as the first bellwether trial. Stuart filed its complaint in the U.S. District Court for the Southern District of Florida in October 2018. The case was subsequently transferred to the MDL. Stuart asserts claims for compensatory damages, punitive damages, and attorneys’ fees against 3M and other defendants. Stuart contends that it has suffered harm in the form of costs to construct and operate a treatment system to remove PFAS from water it provides to its customers. Stuart also seeks to recover damages that may be associated with the investigation and remediation of Stuart’s public safety complex and fire station 2, where AFFF allegedly was used in the past. 3M asserts defenses to each of Stuart’s claims. In December 2022, the defendants filed motions to exclude testimony by Stuart’s experts as well as summary judgment motions challenging certain of Stuart’s legal theories and its damages calculations. These motions have now been fully briefed. Since the beginning of 2022, Stuart has voluntarily dismissed three defendants from the case, leaving seven defendants remaining (including 3M).
The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases. In October 2022, the court appointed a retired federal judge as mediator, who has held several mediation sessions with plaintiff and defense leadership. These confidential mediation sessions are ongoing. For Stuart, if the parties are not able to resolve the matter, the trial is scheduled to begin on June 5, 2023. An adverse ruling or judgment, settlement, or unfavorable development in the lawsuit could result in future charges that could have a material adverse effect on the Company's results of operations or cash flows in the period in which they are recorded and on the consolidated financial position of the Company. No liability has been recorded because the Company believes any such liability is not probable and reasonably estimable at this time.
The MDL court has also directed the parties to submit a proposal for an initial set of personal injury bellwether cases. Following the first water provider bellwether trial, the parties are expected to begin discovery on a set of 28 cases to be selected as potential personal injury bellwether cases. In September 2022, the court issued an order denying defendants’ MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.

Outside the MDL, the City of Rome, Georgia (Rome) filed its initial complaint in November 2019. Rome asserts claims against 3M and other defendants for compensatory damages, statutory damages for alleged violation of the Georgia Water Quality Control Act, punitive damages, attorneys’ fees, and injunctive relief. Rome previously installed a treatment system to remove PFAS from drinking water it provides to customers. It seeks to recover costs associated with that system, as well as for the design, construction, and operations of a new and larger system to remove PFAS from drinking water over a period of decades. Rome also seeks injunctive relief to require defendants to investigate and conduct extensive remediation of a land application system on an area of approximately 9,000 acres owned and operated by a utility in Dalton, Georgia. Rome alleges that 3M is liable in relation to Scotchgard it sold to third parties in the carpet industry in and around Dalton, Georgia. 3M asserts defenses to each of Rome’s claims. 3M filed motions for summary judgment, to change the venue and to exclude certain of Rome’s expert witnesses, all of which remain pending. The parties are engaged in confidential mediation discussions for possible resolution. If the parties are not able to resolve the matter, the trial is scheduled to begin on June 5, 2023. An adverse ruling or judgment, settlement, or unfavorable development in the lawsuit could result in future charges that could have a material adverse effect on the Company's results of operations or cash flows in the period in which they are recorded and on the consolidated financial position on the Company. No liability has been recorded because the Company believes any such liability is not probable and reasonably estimable at this time.
Other AFFF Cases
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two of these cases have been removed to federal court and transferred to the AFFF MDL, and one case was voluntarily dismissed. Five cases remain pending in state courts where they are stayed by agreement of the parties.
As of March 31, 2023, the Company is aware of approximately 55 other AFFF suits originally filed in various state courts in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases (including two in Illinois and one in Arizona) are expected to remain pending in state courts. In March 2023, the Illinois court in one of the state cases granted a motion for expedited trial and set the case for trial beginning in November 2023.
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
In New York, 3M is defending 39 individual cases filed in the U.S. District Court for the Northern District of New York and five additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp. (Saint-Gobain), Honeywell International Inc. and E.I. DuPont De Nemours and Co. (DuPont). Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. Plaintiffs in both the federal and state individual cases assert various tort claims for personal injury and property damage and in some cases request medical monitoring. A mediation involving plaintiffs from 32 of the federal and state cases and all of the defendants is scheduled for April 2023. In the federal court individual cases, the parties selected 24 claimants in May 2021 for a discovery pool, which was further narrowed to eight claimants in July 2022 for expert discovery. Additionally, 3M is defending a case in New York state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. 3M is also defending 14 individual cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. 3M has filed answers in these cases and discovery is ongoing.

In Michigan, one consolidated putative class action is pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine World Wide (Wolverine). The action arises from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. 3M and Wolverine have agreed to settle the case with the plaintiffs, and 3M's share is not considered material; the court approved the class settlement in March 2023.
In Alabama and Georgia, 3M, together with multiple co-defendants, is defending two state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. The plaintiffs in these cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Rome, Georgia and Centre, Alabama. These water utility cases have been proceeding through discovery. The Centre case has been set for trial in November 2023.The City of Rome case has been scheduled for trial in June 2023, as discussed in more detail above. In September 2022, the Company reached an agreement with the Gadsden Water Works and Sewer Board to resolve a similar matter. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. This case has been removed to federal court, where the case is proceeding through discovery.
3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. This case is now proceeding through discovery, which has been extended by the court through November 2023.
In July 2022, a putative class action was filed against 3M and other PFAS manufacturers by The Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the U.S. EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The claims that will proceed against 3M and other defendants, including negligence, wantonness, and public nuisance, are moving into discovery.
In California, 3M, Decra Roofing and certain DuPont-related entities were named as defendants in an action brought in state court by the City of Corona and a local utility authority, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The court granted demurrers filed by Decra and the DuPont entities, while 3M answered the complaint in February 2022. In February 2023, 3M removed the case to federal court and filed a motion to transfer the case to the AFFF MDL. In October 2022, a putative class action was filed against the Company and other parties on behalf of individuals who have been drinking water from the Temescal Subbasin, from which the City of Corona gets its water, seeking injunctive relief, damages, and medical monitoring. In February 2023, 3M removed the case to federal court and filed a motion to transfer the case to the AFFF MDL. Plaintiff has moved to remand the case to state court.
In Delaware, 3M, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case was removed to federal court, and in September 2022, the court dismissed all but plaintiffs’ negligence claim. Plaintiffs have filed a third amended complaint which 3M moved to dismiss in December 2022. This motion has been fully briefed and is pending the court decision.
In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, a publicly traded water utility serving customers in and around certain portions of Middlesex County, New Jersey, which alleges PFAS contamination of its water system. The Court denied 3M’s motion for summary judgment in October 2022 and a trial date has been set for October 2, 2023. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. Fact discovery has closed in both the Hopatcong and Pequannock matters, and expert discovery is scheduled to commence in June 2023 (Hopatcong) and July 2023 (Pequannock).

3M, together with several co-defendants, is also defending 27 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. These cases have all been coordinated for discovery, which is ongoing. Plaintiffs in ten of these cases seek medical monitoring and property damages, and a court-ordered settlement conference has been set for May 2023 in those cases. Plaintiffs in the 17 remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children. In July 2022, Plaintiffs sought leave to amend their complaints in the first five cases to add claims concerning seven non-PFAS chemistries as against defendants other than 3M. Nine of the remaining personal injury cases were filed in state court and removed to federal court. Plaintiffs are currently seeking remand in four of these cases. In three of these cases, Plaintiffs also assert claims against Clemente Property and the Covanta Waste Disposal Facility. In December 2022, an additional personal injury case was filed in New Jersey State court.
3M and Middlesex Water Company are also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS. The court denied 3M’s motion to dismiss, and the case is proceeding through discovery. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action of the state residents who are customers of the water company, seeking indemnity from the Company. After Middlesex Water Company removed the case to federal court in July 2022, plaintiffs filed a motion to remand the case to state court. The federal court remanded the case back to state court in March 2023, and plaintiffs have requested that the state court re-open the matter. In addition, in June 2022, a personal injury lawsuit was filed against 3M by a Middlesex Water Company customer. The plaintiff voluntarily dismissed his complaint without prejudice and later re-filed in the MDL.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in December 2022, which 3M has moved to dismiss.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023.
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. In September 2022, the Sixth Circuit granted the defendants’ request to appeal the district court’s class certification order. Defendants’ appeal is now fully briefed.
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
In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency (IEPA), submitted an NPDES permit application for the PFAS in its discharge, and in October 2019, put on-line and in operation wastewater treatment specifically designed to treat PFAS. The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility. In November 2022, the Company entered into an SDWA Administrative Consent Order that requires the Company to continue to sample and survey private and public drinking water wells within the vicinity of the Cordova facility, provide treatment of private water wells within a three-mile radius of the Cordova facility, and to provide alternate treatment/supply for the Camanche, Iowa public drinking water system. The Company continues to work with EPA and the City of Camanche as it implements the SDWA Administrative Consent Order.
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
Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its RCRA permit for its Cottage Grove incinerator. The Company and MPCA resolved the issues associated with the foregoing disclosure in a May 2022 stipulation agreement, and permanently retired the Cottage Grove hazardous waste incinerator in December 2021. In connection with the now closed incinerator, the Company in December 2022 received from EPA a draft Consent Agreement and Penalty Order (CAFO) under the Clean Air Act, with a proposed civil penalty to resolve issues raised in a Finding of Violation issued in 2019. The Company and EPA negotiated a resolution to this matter in which the Company has agreed to pay an administrative civil penalty to resolve this matter. In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company is cooperating with these inquires and is producing documents and information in response to the requests. In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company worked with MPCA to develop a plan to address its stormwater, which is embodied in an order issued by MPCA in December 2022.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first three months of 2023, as a result of ongoing review and recent developments in ongoing environmental matters and litigation, the Company increased its accrual for PFAS-related other environmental liabilities by $32 million and made related payments of $5 million. As of March 31, 2023, the Company had recorded liabilities of $619 million for “other environmental liabilities.” The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of March 31, 2023, the Company had recorded liabilities of $31 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of March 31, 2023, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, face litigation from approximately 232,000 claimants. As noted in the Respirator Mask/Asbestos Litigation — Aearo Technologies section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section Respirator Mask/Asbestos Litigation — Aearo Technologies. 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities as they continue to operate during the chapter 11 proceedings. 3M has committed $1.0 billion to fund this trust and has committed an additional $0.2 billion to fund projected related case expenses. Under the terms of the agreement, the Company will provide additional funding if required by the Aearo Entities. Related to these actions, which represent a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022.
As a result of the bankruptcy proceedings, 3M deconsolidated the Aearo Entities in the third quarter of 2022, resulting in a charge that was not material to 3M. Upon the filings in late July 2022 in the U.S Bankruptcy Court for the Southern District of Indiana, all litigation against Aearo Entities that filed chapter 11 cases is automatically stayed.
The Aearo Entities have also requested that the Bankruptcy Court confirm that Combat Arms Earplugs litigation against the Company is also stayed or order it enjoined. In August 2022, the Bankruptcy Court denied Aearo’s motion for a preliminary injunction to stay all Combat Arms related litigation against 3M. In September 2022, the bankruptcy judge certified Aearo’s request to appeal the decision directly to the Seventh Circuit Court of Appeals and in October the Seventh Circuit accepted the appeal. In December 2022, Aearo filed its opening brief with the Seventh Circuit appealing the bankruptcy court’s decision. Oral argument took place on April 4, 2023. In March 2023, the bankruptcy court granted Aearo’s motion to extend the bankruptcy exclusivity period for Aearo to file a plan for reorganization to May 15, 2023.
Confidential mediation is underway with court-appointed mediators and settlement discussions between Aearo and the plaintiffs are ongoing. In April 2023, the plaintiffs filed a motion to declare the mediation at an impasse and noticed it for a hearing on May 15, 2023. 3M continues to support the Aearo Entities by engaging in confidential mediation discussions toward a resolution of the Combat Arms Earplugs litigation in the chapter 11 process.

In February 2023, the plaintiffs filed with the Bankruptcy Court a motion to dismiss the bankruptcy filings of the Aearo Entities. The motion to dismiss hearing started on April 19, 2023. The Bankruptcy Court has indicated that it will find compelling circumstances exist to extend the date of a ruling on the motion to dismiss beyond the required date of within 15 days from the start of the hearing.
As of March 31, 2023 3M's consolidated balance sheet reflected amounts associated with the deconsolidated Aearo Entities as follows:
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
The above referenced 16 bellwether trial results do not include several bellwether cases that plaintiffs' counsel dismissed with prejudice either during discovery or after being set for trial.
The Company's appeals to the Eleventh Circuit from the adverse verdicts of the first and third bellwether trials as noted above are proceeding forward, with oral argument on the two appeals scheduled for May 1, 2023. Other than the Company's funding commitment for its Aearo subsidiaries' chapter 11 proceedings as described above, no liability has been recorded for the Combat Arms earplugs litigation because the Company believes any such liability is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time.
As previously disclosed, following conclusion of the bellwether trial process and unsuccessful settlement discussions, and with another 2,000 cases being prepared for trial while the Company's appeals are still pending, the Aearo Entities and the Company adopted a change in strategy for managing these alleged litigation liabilities that led to the Aearo Entities initiating the chapter 11 proceedings as discussed above.
As of March 31, 2023, the Company is a named defendant in lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 146,000 individual claimants making similar allegations. The significant increase from year-end 2021 in the number of claimants is largely due to the number of claims moved from the administrative docket (as described below) to the active docket as the result of the transition orders the MDL judge began issuing at the end of 2021, in addition to claims filed directly on the active docket in 2022.

An administrative docket of approximately 84,000 unfiled and unverified claims has also been maintained at the MDL court. With respect to the administrative docket, the MDL court in August 2021 provided notice of an intent to issue forthcoming transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over 12 months. The orders will provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. The MDL court also ordered the parties to prepare for trial 2,000 cases in four waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed. In October 2022, the MDL court ordered that while the successor liability issue described below is on appeal, all wave discovery would be stayed, the transition of cases from the administrative docket to the active docket would stop, and that monthly settlement conferences involving all parties (except Aearo) would occur in the MDL. In January 2023, the MDL judge ordered that the MDL mediation would stop while the bankruptcy court mediation is ongoing.
The MDL court ordered a three-day mediation in July 2022; and again in September 2022, a two-day mediation session. The court also set the date for a single plaintiff trial for October 2022, which was postponed to February 2023, and then stayed. In August 2022, subsequent to Aearo’s chapter 11 filing, the MDL court issued an order prohibiting 3M from attempting to relitigate issues in the bankruptcy court and from financially supporting any collateral dispute regarding the MDL court’s previous rulings. 3M has appealed the order to the Eleventh Circuit Court of Appeals and made a motion to stay the order pending appeal. In October 2022, the Eleventh Circuit granted 3M’s motion to stay the order pending appeal. The Eleventh Circuit scheduled oral argument for this appeal for June 27, 2023.
In September 2022, two MDL plaintiffs filed a lawsuit with the U.S. District Court for the Northern District of Florida, seeking to permanently enjoin 3M from transferring assets, issuing dividends or completing the announced spin-off of its Health Care business, to allegedly preserve assets for the Combat Arms claimants. The Company has filed a motion to dismiss the lawsuit and an opposition to the injunction motion. In December 2022, the court dismissed the lawsuit on jurisdictional grounds. Also in December 2022, the MDL court granted plaintiffs’ motion for summary judgment that successor liability, claiming that 3M is fully and independently liable for injuries allegedly caused by the CAEv2 and certified the order for appeal to the Eleventh Circuit. In January 2023, 3M sought the Eleventh Circuit’s acceptance of the appeal. Activity in the MDL is stayed pending resolution of this appeal.
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
As of March 31, 2023, the Company was a named defendant in approximately 5,208 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infection.
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
The JPML consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in a multi-district litigation (MDL) proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In February 2022, the Company filed a petition for a writ of certiorari in the U.S. Supreme Court. In May 2022, the U.S. Supreme Court declined 3M’s request to review the Eighth Circuit court’s decision. The MDL court has not yet issued a new case management order. Separately, in August 2021, the Eighth Circuit court affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.

In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court has assigned a new mediator to facilitate discussions of the litigation and possible resolution. In April 2023, plaintiffs filed a motion to disqualify the judge and magistrate judge overseeing the MDL.
In addition to the federal cases, there are eight state court cases relating to the Bair Hugger patient warming system. Three are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have filed a notice of appeal. Another Missouri case is scheduled for trial in September 2024. There is also one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims. There have been state court cases filed in Pennsylvania and Montana that 3M has removed or will seek to remove to federal court and seek to have transferred to the MDL. 3M resolved for an immaterial amount the final state court case, which was filed in Hidalgo County, Texas.
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

In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal. The Minnesota federal plaintiffs then filed an amended complaint in February 2022. The defendants moved to dismiss the consolidated federal derivative action in May 2022. Plaintiffs filed their opposition to the motion to dismiss in August 2022 and the defendants filed their reply brief in October 2022. Oral argument was held in January 2023, and the motion to dismiss was granted in March 2023.
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
In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. The district court held a status conference in January 2023 where no case deadlines were set; the litigation remains in a pre-trial stage. The KCI Defendants filed a renewed motion for summary judgment in March 2023.
For the KCI-related matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Compliance Matter
The Company, through its internal processes, discovered certain travel activities and related funding and record keeping issues raising concerns, arising from marketing efforts by certain business groups based in China. The Company initiated an internal investigation to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act (FCPA) or other potentially applicable anti-corruption laws. The Company has retained outside counsel and a forensic accounting firm to assist with the investigation. In July 2019, the Company voluntarily disclosed this investigation to both the Department of Justice and Securities and Exchange Commission and is cooperating with both agencies. The Company is in discussions related to potential resolution.
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

Effective in the first quarter of 2023, the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)) was updated. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments. The changes included the items described below. The financial information presented herein reflects the impact of these business segment reporting changes for all periods presented.
Reflecting gains/losses from sale of property, plant and equipment (PPE) and other assets within Corporate and Unallocated Change
3M updated its business segment operating performance measure to reflect all gains/losses from sales of PPE and other assets within Corporate and Unallocated. Previously, certain of these gains/losses were included in 3M’s business segments’ operating performance.
Movement of certain businesses between segments
The businesses associated with two groups of products (each with approximately $25 million in sales) were realigned with one moving from the Consumer business segment to the Health Care business segment and the other moving from the Health Care business segment to the Consumer business segment.
Also effective in the first quarter of 2023, the Consumer business segment re-aligned from four divisions to the following three divisions: Home, Health and Auto Care; Construction and Home Improvement Markets; and Stationery and Office.
Business Segment Information

(Millions)	Three months ended March 31,
Net Sales	2023	2022
Safety and Industrial	$2,779	$3,051
Transportation and Electronics	2,050	2,340
Health Care	2,010	2,128
Consumer	1,192	1,309
Corporate and Unallocated	—	1
Total Company	$8,031	$8,829

	Three months ended March 31,
Operating Performance	2023	2022
Safety and Industrial	$601	$627
Transportation and Electronics	294	464
Health Care	360	445
Consumer	179	219
Total business segment operating income	1,434	1,755
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(82)	(187)
Divestiture costs	(102)	—
Total corporate special items	(184)	(187)
Other corporate expense - net	(9)	73
Total Corporate and Unallocated	(193)	(114)
Total Company operating income	1,241	1,641

Other expense/(income), net	52	38
Income before income taxes	$1,189	$1,603

Corporate and Unallocated
Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with Combat Arms Earplugs and Aearo-respirator mask/asbestos matters during the chapter 11 bankruptcy period (which began in July 2022) and with PFAS-related other environmental matters (see Note 14). Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of PPE and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing, and service arrangements with Neogen Corporation following the 2022 split-off of 3M's Food Safety business. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
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
•Results of Operations
•Performance by Business Segment
•Financial Condition and Liquidity
•Cautionary Note Concerning Factors That May Affect Future Results
Forward-looking statements in Part I, Item 2 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled Cautionary Note Concerning Factors That May Affect Future Results in Part I, Item 2 and the risk factors provided in Part II, Item 1A for discussion of these risks and uncertainties).
OVERVIEW
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2023, 3M made the following changes:
•Changes in measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income)—and realignment of 3M's Consumer business segment from four divisions to three divisions. See additional information in Note 15. 3M's disclosed disaggregated revenue was also updated as a result of these changes. See additional information in Note 2.
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
3M has been and may continue to be impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). The Overview section of Part II, Item 7 of the Company’s 2022 Annual Report on Form 10-K provides a description of how COVID-19 has impacted or may impact 3M. In addition within this Form 10-Q for the quarterly period ended March 31, 2023, risk factors with respect to COVID-19 can be found in Item 1A “Risk Factors” and certain COVID-19 impacts are referenced in various discussions within this Form 10-Q, including in this Item 2.

3M is also impacted by certain special items such as costs for significant litigation and the sales and income associated with manufactured PFAS products that 3M plans to exit by the end of 2025. See Certain amounts adjusted for special items - (non-GAAP measures) section below for additional discussion of these and other special items, including references therein to where further information is provided.
Additional information regarding certain items impacting pre-2023 periods that may also be relevant in 2023 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2022 Annual Report on Form 10-K.
Earnings per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in diluted earnings per share.

Earnings per diluted share	Three months ended March 31, 2023
Same period last year	$2.26
Net costs for significant litigation	0.39
Manufactured PFAS products	(0.02)
Total special items	0.37
Same period last year, excluding special items	$2.63
Increase/(decrease) due to:
Total organic growth/productivity and other	(0.38)
Restructuring	(0.05)
Raw material impact	(0.15)
Foreign exchange impacts	(0.10)
Divestitures	(0.03)
Other expense (income), net	(0.02)
Income tax rate	—
Shares of common stock outstanding	0.07
Current period, excluding special items	1.97
Net costs for significant litigation	(0.07)
Divestiture costs	(0.15)
Manufactured PFAS products	0.01
Total special items	(0.21)
Current period	$1.76
The Company refers to various "adjusted" amounts or measures on an “adjusted basis.” These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
A discussion related to the components of year-on-year changes in earnings per diluted share follows:
Total organic growth/productivity and other:
•For the first quarter of 2023, the following components impacted earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings per share by $0.21.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year decline of $0.17 per share which was impacted by the following:
▪Lower sales volumes (particularly electronics/consumer retail); manufacturing/supply chain headwinds; China (COVID-related); and Europe geopolitical impacts
▪Benefits from higher selling prices; aggressive spending discipline; ongoing productivity actions
▪Investments in growth, productivity, and sustainability

Restructuring:
•3M recorded restructuring pre-tax charges of $52 million in the first quarter of 2023 compared to $18 million in the same period last year (refer to Note 5 for additional discussion).
Raw material impact:
•3M continued to experience headwinds year-on-year from the carryover impact of higher raw material, logistics and energy cost inflation.
Foreign exchange impacts
•Foreign currency impacts (net of hedging) decreased operating income and pre-tax earnings by approximately $76 million year-on-year for the first quarter of 2023, primarily resulting from the strength of the U.S. dollar. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Divestitures:
•Divestiture impact includes lost income from divested businesses and remaining stranded costs (net of transition arrangement income). In the third quarter of 2022, 3M completed both the split-off of the Food Safety business (discussed in Note 3) and the deconsolidation of the Aearo Entities (discussed in Note 14).
Other expense (income), net:
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the first quarter of 2023.
•Interest expense (net of interest income) decreased for the first quarter of 2023 compared to the same period year-on-year.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the first quarter of 2023 was 17.7 percent, a decrease from 18.8 percent in the prior year. The primary factor that decreased the Company's effective tax rate for first quarter 2023 was deferred tax impacts of 2023 activity.
•On an adjusted basis (as discussed below), the effective tax rate for the first quarter of 2023 was 17.7 percent, an increase of 0.2 percentage points compared to the same period year-on-year.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings per share year-on-year for the first quarter of 2023.

Certain amounts adjusted for special items - (non-GAAP measures):
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
Certain measures adjust for the impacts of special items. Special items for the periods presented include the items described below. Because 3M provides certain information with respect to business segments, it is noteworthy that special items impacting operating income (loss) are reflected in Corporate and Unallocated, except as described below with respect to net costs for significant litigation and manufactured PFAS products items.
In 2023, 3M changed certain of its non-GAAP measures by adjusting for the results of manufactured PFAS products in arriving at results, adjusted for special items. In the fourth quarter of 2022, 3M recorded a charge for PFAS manufacturing exit costs and included it as an adjustment in arriving at results, adjusted for special items. The 2023 non-GAAP measure change involved expanding the extent of adjustment to include the sales and estimates of income (including exit costs) and associated activity regarding manufactured PFAS products that 3M plans to exit by the end of 2025. The information herein reflects the impacts of these changes for all periods presented.
This document contains measures for which 3M provides the reported GAAP measure and a non-GAAP measure adjusted for special items.These measures and reasons 3M believes they are useful to investors (and, as applicable, used by 3M) include:

GAAP amounts for which a measure adjusted for special items is also provided:	Reasons 3M believes the measure is useful
•Net sales (and sales change)
Considered, in addition to segment operating performance, in evaluating and managing operations; useful in understanding underlying business performance, provides additional transparency to special items

•Operating income, segment operating income and operating income margin
•Income before taxes
•Provision for income taxes and effective tax rate
•Net income
•Earnings per share
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos, PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 14). Net costs include the impacts of any changes in accrued liabilities, external legal fees, and insurance recoveries, along with the associated tax impacts. Prior to initiating voluntary chapter 11 bankruptcy proceedings in July 2022, net costs related to Combat Arms Earplugs and Aearo-respirator mask/asbestos matters along with non-Aearo respirator mask/asbestos matters were reflected as special items in the Safety and Industrial business segment. During the bankruptcy period, net costs related to Combat Arms Earplugs and Aearo-respirator mask/asbestos matters are reflected as corporate special items in Corporate and Unallocated.
Divestiture costs:
•These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
Manufactured PFAS products:
•These amounts relate to sales and estimates of income regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.

	Three months ended March 31, 2022
(Dollars in millions, except per share amounts)	Net Sales	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective tax rate	Net Income Attributable to 3M	Earnings per Diluted Share
Safety and Industrial
GAAP amounts		$627	20.6%
Adjustments for special items:
Net costs for significant litigation		63
Total special items		63
Adjusted amounts (non-GAAP measures)		$690	22.6%
Transportation and Electronics
GAAP amounts	$2,340	$464	19.8%
Adjustments for special items:
Manufactured PFAS products	(320)	(16)
Total special items	(320)	(16)
Adjusted amounts (non-GAAP measures)	$2,020	$448	22.2%
Total Company
GAAP amounts	$8,829	$1,641	18.6%	$1,603	$302	18.8%	$1,299	$2.26
Adjustments for special items:
Net costs for significant litigation	—	250		250	25		225	0.39
Manufactured PFAS products	(320)	(16)		(16)	(4)		(12)	(0.02)
Total special items	(320)	234		234	21		213	0.37
Adjusted amounts (non-GAAP measures)	$8,509	$1,875	22.0%	$1,837	$323	17.5%	$1,512	$2.63

	Three months ended March 31, 2023
(Dollars in millions, except per share amounts)	Net Sales	Sales Change	Operating Income	Operating Income Margin	Income Before Taxes	Provision for Income Taxes	Effective tax rate	Net Income Attributable to 3M	Earnings per Diluted Share	Earnings per diluted share percent change
Safety and Industrial
GAAP amounts			$601	21.6%
Adjustments for special items:
Net costs for significant litigation			(39)
Total special items			(39)
Adjusted amounts (non-GAAP measures)			$562	20.2%
Transportation and Electronics
GAAP amounts	$2,050	(12.4)%	$294	14.4%
Adjustments for special items:
Manufactured PFAS products	(345)		(10)
Total special items	(345)		(10)
Adjusted amounts (non-GAAP measures)	$1,705	(15.6)%	$284	16.7%
Total Company
GAAP amounts	$8,031	(9.0)%	$1,241	15.4%	$1,189	$210	17.7%	$976	$1.76	(22)%
Adjustments for special items:
Net costs for significant litigation	—		43		43	7		36	0.07
Manufactured PFAS products	(345)		(10)		(10)	(3)		(7)	(0.01)
Divestiture costs	—		102		102	20		82	0.15
Total special items	(345)		135		135	24		111	0.21
Adjusted amounts (non-GAAP measures)	$7,686	(9.7)%	$1,376	17.9%	$1,324	$234	17.7%	$1,087	$1.97	(25)%

	Three months ended March 31, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(4.9)%	—%	(1.3)%	(2.8)%	(9.0)%
Remove manufactured PFAS products special item impact	(0.7)	—	—	—	(0.7)
Adjusted total Company (non-GAAP measures)	(5.6)%	—%	(1.3)%	(2.8)%	(9.7)%

Transportation and Electronics	(8.0)%	—%	(1.0)%	(3.4)%	(12.4)%
Remove manufactured PFAS products special item impact	(3.3)	—	(0.1)	0.2	(3.2)
Adjusted Transportation and Electronics (non-GAAP measures)	(11.3)%	—%	(1.1)%	(3.2)%	(15.6)%

Sales and operating income (loss) by business segment:
The following tables contain sales and operating income (loss) results by business segment for the three months ended March 31, 2023 and 2022. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2023 versus 2022 results, including Corporate and Unallocated. Refer to Note 15 for additional information on business segments.

	Three months ended March 31,
	2023		2022		% change
(Dollars in millions)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)	Net Sales	Oper. Income (Loss)
Business Segments
Safety and Industrial	$2,779	$601	$3,051	$627	(8.9)%	(4.2)%
Transportation and Electronics	2,050	294	2,340	464	(12.4)	(36.6)
Health Care	2,010	360	2,128	445	(5.6)	(19.2)
Consumer	1,192	179	1,309	219	(9.0)	(18.5)
Corporate and Unallocated	—	(193)	1	(114)
Total Company	$8,031	$1,241	$8,829	$1,641	(9.0)%	(24.4)%

	Three months ended March 31, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(6.0)%	—%	—%	(2.9)%	(8.9)%
Transportation and Electronics	(8.0)	—	(1.0)	(3.4)	(12.4)
Health Care	1.4	—	(4.3)	(2.7)	(5.6)
Consumer	(6.8)	—	(0.3)	(1.9)	(9.0)
Total Company	(4.9)	—	(1.3)	(2.8)	(9.0)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.
Sales by geographic area:
Percent change information compares the three months ended March 31, 2023 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended March 31, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,399	$2,180	$1,452	$—	$8,031
% of worldwide sales	54.8%	27.1%	18.1%		100.0%
Components of net sales change:
Organic sales	1.2	(14.9)	(4.5)		(4.9)
Divestitures	(1.6)	(1.0)	(1.0)		(1.3)
Translation	(0.5)	(5.4)	(4.9)		(2.8)
Total sales change	(0.9)%	(21.3)%	(10.4)%		(9.0)%
Additional information beyond what is included in the preceding tables are as follows:
•For the first quarter of 2023, in the Americas geographic area, U.S. total sales were flat which included increased organic sales of 1 percent. Total sales in Mexico increased 6 percent which included increased organic sales of 10 percent. In Canada, total sales decreased 14 percent which included decreased organic sales of 7 percent. In Brazil, total sales increased 5 percent which included increased organic sales of 8 percent. In the Asia Pacific geographic area, China total sales decreased 23 percent which included decreased organic sales of 18 percent. In Japan, total sales decreased 21 percent which included decreased organic sales of 10 percent.

Managing currency risks:
The stronger U.S. dollar had a negative impact on sales in the first three months of 2023 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the first three months of 2023 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition:
Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2023, the Company purchased $29 million of its own stock, compared to $773 million of stock purchases in the first three months of 2022. As of March 31, 2023, approximately $4.2 billion remained available under the authorization. In February 2023, 3M’s Board of Directors declared a first-quarter 2023 dividend of $1.50 per share, an increase of 1 percent. This marked the 65th consecutive year of dividend increases for 3M.
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended March 31,
(Percent of net sales)	2023	2022	Change
Cost of sales	57.4%	54.7%	2.7%
Selling, general and administrative expenses (SG&A)	21.3	21.3	—
Research, development and related expenses (R&D)	5.9	5.4	0.5
Operating income margin	15.4%	18.6%	(3.2)%
Stock compensation expense was $135 million and $135 million for the three months ended March 31, 2023 and 2022, respectively, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The Company’s annual stock option and restricted stock unit grant is made in February. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. This retiree-eligible population represents 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter each year.
3M expects global defined benefit pension and postretirement service cost expense in 2023 to decrease by approximately $160 million pre-tax when compared to 2022, which impacts cost of sales, SG&A, and R&D. The year-on-year decrease in defined benefit pension and postretirement service cost expense for the first three months of 2023 was approximately $42 million.
For total year 2022, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $426 million and a benefit of $248 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $178 million.
For total year 2023, defined benefit pension and postretirement service cost expense is anticipated to total approximately $270 million while non-service pension and postretirement net benefit cost is anticipated to be a benefit of approximately $125 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of approximately $145 million, a decrease in expense of approximately $30 million compared to 2022.

The Company is continuing the ongoing deployment of an enterprise resource planning (ERP) system on a worldwide basis, with these investments impacting cost of sales, SG&A, and R&D.
Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the first three months of 2023 when compared to the same period last year. Increases were primarily due to higher raw materials and energy costs; manufacturing productivity headwinds; investments in growth, productivity and sustainability; and restructuring. These increases were partially offset year-on-year due to lower net costs for significant litigation to address certain PFAS-related other environmental matters, strong pricing and aggressive spending discipline.
Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, was consistent in the first three months of 2023 when compared to the same period last year. SG&A was impacted restructuring charges and continued investment in key growth initiatives. These impacts were offset by lower net costs for significant litigation to address Combat Arms Earplugs and 3M's respirator mask/asbestos litigation matters, restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, increased in the first three months of 2023 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations.
Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the first quarter of 2023 primarily due to prior period debt maturities and interest income generated on invested cash.
The non-service pension and postretirement net benefit decreased approximately $36 million in the first quarter of 2023 compared to the same period year-on-year.
Provision for Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income)	2023	2022
Effective tax rate	17.7%	18.8%
The primary factor that decreased the Company's effective tax rate for first quarter 2023 was deferred tax impacts of 2023 activity.
The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended March 31,
(Millions)	2023	2022
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$2
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020. In the fourth quarter of 2022, 3M sold its remaining ownership interest in Kindeva.

Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended March 31,
(Millions)	2023	2022
Net income (loss) attributable to noncontrolling interest	$5	$4
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
PERFORMANCE BY BUSINESS SEGMENT
Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 15. Effective in the first quarter of 2023, the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income) was updated for all comparative periods presented. The change to business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments (see Note 15 for additional details).
Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.
Corporate and Unallocated:
In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 15. Corporate and Unallocated operating income includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation associated with Combat Arms Earplugs and Aearo-respirator mask/asbestos matters during the chapter 11 bankruptcy period (which began in July 2022) and with PFAS-related other environmental matters (see Note 14). Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of property, plant and equipment and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing and service arrangements with Neogen Corporation following the 2022 split-off of 3M's Food Safety business. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated operating expenses increased in the first three months of 2023, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 15 for additional information on the components of corporate special items. Corporate special item net costs remained flat year over year.
Other Corporate Expense - Net
Other corporate operating expenses, net, increased in the first three months of 2023, when compared to the same period last year. The year-on-year increase was primarily due to higher pre-tax restructuring charges and lower gains on sale of property, plant and equipment.

Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's 2022 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.
Safety and Industrial Business:

	Three months ended March 31,
	2023	2022
Sales (millions)	$2,779	$3,051
Sales change analysis:
Organic sales	(6.0)%
Translation	(2.9)
Total sales change	(8.9)%

Business segment operating income (loss) (millions)	$601	$627
Percent change	(4.2)%
Percent of sales	21.6%	20.6%

Adjusted business segment operating income (millions) (non-GAAP measure)	$562	$690
Percent change	(18.7)%
Percent of sales	20.2%	22.6%
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
First quarter 2023 results:
Sales in Safety and Industrial were down 8.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive aftermarket, electrical markets, and abrasives and decreased in personal safety, industrial adhesives and tapes, closure and masking systems and in roofing granules.
•Growth was held back by the disposable respirator sales decline within personal safety along with the exit of Russia (which, together, negatively impacted year-on-year first quarter organic growth by 9.9 percentage points); declines within industrial adhesives and tapes due to consumer electronics softness, closure and masking systems was down as consumers pulled back on discretionary spending impacting e-commerce shipments.
Business segment operating income margins increased year-on-year from pricing, aggressive spending discipline, and productivity actions which more than offset the decline driven by lower sales volume, manufacturing and supply chain headwinds, carryover raw material/logistics/energy cost inflation, investments in the business and China COVID-related challenges. Adjusting for special items (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended March 31,
	2023	2022
Sales (millions)	$2,050	$2,340
Sales change analysis:
Organic sales	(8.0)%
Divestitures	(1.0)
Translation	(3.4)
Total sales change	(12.4)%

Business segment operating income (millions)	$294	$464
Percent change	(36.6)%
Percent of sales	14.4%	19.8%

Adjusted sales (millions) (non-GAAP measure)	$1,705	$2,020
Sales change analysis:
Organic sales	(11.3)%
Divestitures	(1.1)%
Translation	(3.2)%
Total sales change	(15.6)%

Adjusted business segment operating income (millions) (non-GAAP measure)	$284	$448
Percent change	(36.4)%
Percent of sales	16.7%	22.2%
The preceding table also displays business segment sales (and sales change) and operating income (loss) information adjusted for special items. For Transportation and Electronics these adjustments include the sales and estimates of income regarding PFAS manufactured products that 3M plans to exit by the end of 2025. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
First quarter 2023 results:
Sales in Transportation and Electronics were down 12.4 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 15.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, and advanced materials and decreased in electronics, transportation safety and commercial solutions.
•Growth continued to be held back by significant consumer electronics end-market weakness along with tiers and original equipment manufacturers (OEMs) aggressively reducing inventories particularly for smartphones, tablets and TVs.
Divestitures:
•Divestiture impact relates to lost Transportation and Electronics sales year-on-year from deconsolidation of the Aearo Entities in July 2022.
Business segment operating income margins decreased year-on-year from lower sales volumes, manufacturing and supply chain headwinds, carryover raw material/logistics/energy cost inflation, investments in the business and China COVID-related challenges partially offset by benefits from pricing, aggressive spending discipline, and productivity actions. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Health Care Business:

	Three months ended March 31,
	2023	2022
Sales (millions)	$2,010	$2,128
Sales change analysis:
Organic sales	1.4%
Divestitures	(4.3)
Translation	(2.7)
Total sales change	(5.6)%

Business segment operating income (millions)	$360	$445
Percent change	(19.2)%
Percent of sales	17.9%	20.9%
First quarter 2023 results:
Sales in Health Care were down 5.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in medical solutions, and oral care; were flat in health information systems, and decreased in separation and purification.
•Growth was held back by declines in separation and purification due to the normalization of post-COVID-related biopharma demand along with overall headwinds from the exit of Russia.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the Food Safety Division split-off transaction in the third quarter of 2022.
Business segment operating income margins decreased year-on-year due to manufacturing and supply chain headwinds, carryover raw material/logistics/energy costs inflation and investments in the business, partially offset by benefits from pricing, aggressive spending discipline, and productivity actions.
As discussed in Note 3, in the third quarter of 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business.

Consumer Business:

	Three months ended March 31,
	2023	2022
Sales (millions)	$1,192	$1,309
Sales change analysis:
Organic sales	(6.8)%
Divestitures	(0.3)
Translation	(1.9)
Total sales change	(9.0)%

Business segment operating income (millions)	$179	$219
Percent change	(18.5)%
Percent of sales	15.0%	16.8%
First quarter 2023 results:
Sales in Consumer were down 9.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in stationery and office, and decreased in home improvement and home health and auto care.
•Growth was negatively impacted as consumers have shifted their spending patterns to more non-discretionary items and retailers have aggressively reduced their inventory levels.
Business segment operating income margins decreased year-on-year from lower sales volumes; manufacturing and supply chain headwinds and carryover raw material/logistics/energy cost inflation, partially offset by benefits from pricing, aggressive spending discipline, and productivity actions.

FINANCIAL CONDITION AND LIQUIDITY
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provide financial flexibility to deploy capital in accordance with the Company's stated priorities and meet needs associated with contractual commitments and other obligations. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. The Company also continues to actively manage its portfolio through acquisitions and divestitures to maximize value for shareholders. 3M expects to continue returning cash to shareholders through dividends and share repurchases. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M's 2022 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had $1.1 billion in commercial paper outstanding at March 31, 2023, compared to no commercial paper outstanding as of December 31, 2022.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of March 2023, 3M has a credit rating of A1, negative outlook from Moody's Investors Service, and a credit rating of A, CreditWatch negative from S&P Global Ratings.
The Company’s total debt at March 31, 2023 was consistent when compared to December 31, 2022 as maturities of $1.15 billion of fixed-rate notes were offset by issuances of commercial paper of $1.1 billion. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
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
Effective February 8, 2023, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated February 10, 2020. In May 2016, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series. As of March 31, 2023, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 in 3M's 2022 Annual Report on Form 10-K.
3M has an amended and restated $3.0 billion five-year revolving credit facility expiring in November 2024. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $4.0 billion. In addition, 3M entered into a $1.25 billion 364-day credit facility, which was renewed in November 2022 with an expiration date of November 2023. The 364-day credit agreement includes a provision under which 3M may convert any advances outstanding on the maturity date into term loans having a maturity date one year later. These credit facilities were undrawn at March 31, 2023. Under both the $3.0 billion and $1.25 billion credit agreements, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (as defined in the agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2023, this ratio was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.

The Company also had $320 million in stand-alone letters of credit and bank guarantees issued and outstanding at March 31, 2023. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At March 31, 2023, 3M had $4.0 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and approximately $1.3 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2022, 3M had $3.9 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and $1.2 billion was held by the United States. The increase from December 31, 2022 primarily resulted from cash flow from operations.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of March 31, 2023 and December 31, 2022.

(Millions)	March 31, 2023	December 31, 2022	Change
Total debt	$15,960	$15,939	$21
Less: Cash, cash equivalents and marketable securities	3,992	3,916	76
Net debt (non-GAAP measure)	$11,968	$12,023	$(55)
Refer to the preceding Total Debt and Cash, Cash Equivalents and Marketable Securities sections for additional details.
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
Working capital (non-GAAP measure):

(Millions)	March 31, 2023	December 31, 2022	Change
Current assets	$14,963	$14,688	$275
Less: Current liabilities	10,556	9,523	1,033
Working capital (non-GAAP measure)	$4,407	$5,165	$(758)
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
Working capital decreased $0.8 billion compared with December 31, 2022. Balance changes in current assets increased working capital by $0.3 billion, driven largely by increases in cash and cash equivalents and accounts receivable. Balance changes in current liabilities decreased working capital by $1.0 billion, primarily due to increases in short-term borrowings driven by issuances of commercial paper partially offset by decreases in accrued payroll.

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
Cash Flows from Operating Activities:

	Three months ended March 31,
(Millions)	2023	2022
Net income including noncontrolling interest	$981	$1,303
Depreciation and amortization	466	459
Company pension and postretirement contributions	(27)	(42)
Company pension and postretirement expense	37	43
Stock-based compensation expense	135	135
Income taxes (deferred and accrued income taxes)	(130)	130
Accounts receivable	(73)	(189)
Inventories	91	(319)
Accounts payable	36	261
Other — net	(241)	(770)
Net cash provided by (used in) operating activities	$1,275	$1,011
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.
In the first three months of 2023, cash flows provided by operating activities increased $264 million compared to the same period last year, primarily driven by the combination of accounts receivable, inventories and accounts payable increasing operating cash flow by $54 million in the first three months of 2023, compared to operating cash flow decreasing by $247 million for these items in the first three months of 2022 (additional discussion on working capital changes is provided earlier in the Financial Condition and Liquidity section). These favorable working capital changes along with decreased annual incentive cash compensation were partially offset by lower net income.
Cash Flows from Investing Activities:

	Three months ended March 31,
(Millions)	2023	2022
Purchases of property, plant and equipment (PP&E)	$(475)	$(424)
Proceeds from sale of PP&E and other assets	3	56
Purchases and proceeds from maturities and sale of marketable securities and investments, net	86	92
Proceeds from sale of businesses, net of cash sold	—	13
Net cash provided by (used in) investing activities	$(386)	$(263)
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
Cash Flows from Financing Activities:

	Three months ended March 31,
(Millions)	2023	2022
Change in short-term debt — net	$—	$(5)
Repayment of debt (maturities greater than 90 days)	(1,150)	(579)
Proceeds from debt (maturities greater than 90 days)	1,107	—
Total cash change in debt	(43)	(584)
Purchases of treasury stock	(29)	(773)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	187	164
Dividends paid to shareholders	(827)	(852)
Other — net	(4)	(9)
Net cash provided by (used in) financing activities	$(716)	$(2,054)
Total debt was approximately $16.0 billion at March 31, 2023 and $15.9 billion at December 31, 2022. During the first quarter of 2023, maturities of $1.15 billion of fixed-rate notes were offset by issuances of commercial paper of $1.1 billion. The Company had $1.1 billion in commercial paper outstanding at March 31, 2023, compared to no commercial paper outstanding as of December 31, 2022. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Proceeds from debt (maturities greater than 90 days)” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2022 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2023, the Company purchased $29 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
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

Refer to the preceding Cash Flows from Operating Activities and Cash Flows from Investing Activities sections for discussion of items that impacted the operating cash flow and purchases of PP&E components of the calculation of free cash flow. Refer to the preceding Results of Operations section for discussion of items that impacted the net income attributable to 3M component of the calculation of free cash flow conversion.

	Three months ended March 31,
(Millions)	2023	2022
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$1,275	$1,011
Net cash provided by (used in) investing activities	(386)	(263)
Net cash provided by (used in) financing activities	(716)	(2,054)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$1,275	$1,011
Purchases of property, plant and equipment	(475)	(424)
Free cash flow	800	587
Net income attributable to 3M	$976	$1,299
Free cash flow conversion	82%	45%
Material Cash Requirements from Known Contractual and Other Obligations:
See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2022 Annual Report on Form 10-K.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions, such as interest rates, monetary policy, financial conditions of our suppliers and customers, trade restrictions such as tariffs and retaliatory counter measures, inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
•risks related to unexpected events such as the public health crises associated with the coronavirus (COVID-19) global pandemic,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," as well as matters related to the Company's plans to discontinue the use of PFAS,
•the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
•competitive conditions and customer preferences,
•foreign currency exchange rates and fluctuations in those rates,
•new business opportunities, product and service development, and future performance or results of current or anticipated products and services,
•fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
•information technology systems including implementation of an enterprise resource planning (ERP) system,
•security breaches and other disruptions to information technology infrastructure,
•the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•operational execution, including inability to generate productivity improvements and impact of organizational restructuring activities,
•future levels of indebtedness, common stock repurchases and capital spending,
•future access to credit markets and the cost of credit,
•pension and postretirement obligation assumptions and future contributions,
•asset impairments,
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2022 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2023. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2023
PART II. Other Information
Item 1. Legal Proceedings.
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 14, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
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
Because the Company’s financial statements are denominated in U.S. dollars and approximately 60 percent of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. For a discussion of the impact of foreign currency exchange rates on the Company, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
* The Company is subject to risks related to international, federal, state, and local treaties, laws, and regulations, as well as compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company or its suppliers, vendors, or channel partners to conduct business in a certain way. The outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements could have a material adverse effect on the Company's reputation, ability to execute its strategy and its results of operations.
The Company operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; securities and corporate laws; antitrust; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery, anti-corruption laws; international import and export requirements and trade sanctions compliance; regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies; U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. The Company is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company and its suppliers, vendors, or channel parties, to conduct business in a certain way. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors, or channel partners have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements, or with legal requirements.

The failure to comply with the FCPA and other anti-bribery and anti-corruption laws and regulations could result in significant civil fines and penalties or criminal sanctions against the Company, which could have a material adverse effect on our business, reputation, operating results and financial condition. These laws and regulations prohibit corrupt payments by the Company's employees, suppliers, vendors, channel partners or agents. The Company is also required to maintain accurate books and records and adequate internal controls under the FCPA's accounting provisions. From time to time, the Company receives reports internally and externally, via various reporting channels deployed by its Ethics and Compliance function or otherwise (such as shareholder communications), about business and other activities that raise compliance or other legal or litigation issues. The Company has in the past, and in the future could be, required to investigate such reports and cooperate with U.S. and foreign regulatory authorities in such investigations, audit, monitor compliance or alter its practices as part of such investigations. While the Company maintains and implements U.S. and international compliance programs, including policies and procedures, training, and internal controls designed to reduce the risk of noncompliance, the Company's employees, suppliers, vendors, channel partners or agents may violate such policies and procedures and engage in practices that contravene relevant laws and regulations.
The Company's results of operations could be adversely impacted if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by the Company. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from the Company’s expectations, and have resulted and may in the future result in, one or more of the following: criminal or civil sanctions, including fines; limitations on the extent to which the Company can conduct business; employee and business partner terminations due to policy violations; and private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for the Company. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. Although the Company maintains general liability insurance to mitigate monetary exposure, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows or its consolidated financial position. In addition, negative publicity related to the matters noted above or other matters involving the Company may negatively impact the Company’s reputation. The Company also relies on patent and other intellectual property protection, and challenges to the Company’s intellectual property rights, or claims that the Company’s activities interfere with the intellectual property rights of a third party, could cause the Company to incur significant expenses to assert or defend against such claims, could result in reduced revenue, and could damage the Company’s reputation, any of which could have an adverse effect on the Company. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.
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
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts, natural and other disasters, and other disruptive events such as military conflicts, or be terminated. In addition, some of our suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers and the Company's ability to source adequate alternatives in a cost effective manner. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits or other legal or regulatory requirements, could have a material adverse effect on the Company and its ability to fulfill supply obligations to its customers. The Company could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if the Company is unable to fulfill its obligations to customers, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company's processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not have a material adverse effect on the Company.
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

* Acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies could affect future results.
The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures, and changes to its organizational structure. With respect to acquisitions and strategic alliances, future results will be affected by, as applicable, the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies and the Company's ability to operationalize and derive anticipated benefits from alliances. Divestitures may include continued involvement in the divested businesses, such as through transitional or longer-term supply or distribution arrangements, following the transaction, and may result in unexpected liabilities through indemnification or other risk-shifting mechanisms in the applicable divestiture agreement. Any of the foregoing could adversely affect the Company’s future results.
* The Company’s future results may be affected by its operational execution, including through organizational restructurings and scenarios where the Company generates fewer productivity improvements than planned.
The Company’s financial results depend on the successful execution of its business operating plans. The Company utilizes various tools, such as continuous improvement, to improve productivity and reduce expenses and engages in ongoing global business transformation, including restructurings from time to time, to streamline its operations, improve operational efficiency, productivity, and the speed and efficiency with which it serves customers. Workforce restructuring activities impact business groups, functions, and geographies, and the structural reorganization is expected to reduce the size of the corporate center, simplify supply chain, streamline 3M's geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes, with the goal of improving the Company's longer-term outlook in overall performance. There can be no assurance that we will realize the benefits of such activities, or that such activities will not result in unexpected or negative consequences, such as a reduced ability to generate sales; a relationship impact with employees; or a reduced ability to provide the experience that our customers, suppliers, vendors, and channel partners expect from us. In addition, the ability to adapt to business model and other changes, including responding to evolving customer needs and service expectations, are important, and, if not done successfully, could negatively impact the Company’s ability to win new business and enhance revenue and 3M’s brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. As of March 2023, 3M has a credit rating of A1, negative outlook from Moody's Investors Service, and a credit rating of A, CreditWatch negative from S&P Global Ratings. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.

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
On July 26, 2022, Aearo Technologies and certain of its related entities ("Aearo Entities"), all wholly owned subsidiaries of the Company, voluntarily initiated chapter 11 proceedings seeking bankruptcy court supervision to establish a trust – funded by the Company – to address potential liabilities related to Dual-Ended Combat Arms – Version 2 earplugs and mask/respirator products historically manufactured and sold by Aearo Entities. This represents a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. Aearo Entities were acquired by the Company in 2008 and they, along with its related subsidiaries, have operated as Company subsidiaries since that time. 3M has entered into a funding agreement with Aearo Entities and committed to fund a trust to satisfy all claims determined to be entitled to compensation, and to support Aearo Entities as they continue to operate during the chapter 11 proceedings. There are a number of risks and uncertainties associated with the chapter 11 proceedings, including, among others, those related to: legal risks related to the chapter 11 proceedings; potential impacts to the Company’s reputation and relationships with its customers, suppliers, federal contracting officials, employees, regulators, and other counterparties and community members; impacts to the Company’s liquidity or results of operations, including risks related to the amount that will be necessary to fully and finally resolve all of the Company’s obligations to make payments to resolve such claims under the terms of its funding and indemnification agreement with Aearo Entities; the costs of chapter 11 proceedings and length of time necessary to resolve the cases; and Aearo Entities’ ability to reach acceptable agreements with claimants and navigate the chapter 11 proceedings to obtain approval and consummation of a plan of reorganization. Due to the inherent uncertainty of litigation, the Company cannot predict the timing, outcome, or financial impact of this matter, or any other ongoing or future litigation.
Risks Related to the Planned Spin-off of the Company’s Health Care Business
* The Company is subject to risks related to its plan to spin off its Health Care business.
On July 26, 2022, the Company announced its intent to spin off its Health Care business, resulting in two standalone public companies, in a transaction that is intended to be tax-free for the Company’s stockholders for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of conditions, including the filing and effectiveness of a Form 10 registration statement, receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from external counsel, satisfactory completion of financing, final approval by the Company’s Board of Directors, and other customary conditions. The failure to satisfy all of the required conditions, as well as additional factors such as conditions in the equity and debt markets, other external conditions, or developments involving the Company or any of its businesses, many of which are outside of the Company’s control, could delay the completion of the spin-off relative to the anticipated timeline or prevent it from occurring. Any delay in the completion of the spin-off or any change to the anticipated terms of the transaction could reduce the expected benefits of the transaction, or delay the time at which such benefits are realized. There can also be no assurance that the anticipated benefits of the transaction will be realized if the spin-off is completed, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions), will not exceed the anticipated amounts. Whether or not the spin-off is ultimately completed, the pendency of the transaction may impose challenges on the Company and its business, including potential business disruption; the diversion of management time on matters relating to the transaction; the impact on the Company’s ability to retain talent; and potential impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties. In addition, while it is intended that the transaction would be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transactions will qualify for this treatment. If the spin-off was ultimately determined to be taxable, the Company, the Health Care business, or the Company’s stockholders could incur income tax liabilities that could be significant. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock.

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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2023	1,445	$113.34	—	$4,157
February 1 - 28, 2023	1,240	117.49	—	4,157
March 1 - 31, 2023	—	—	—	4,157
January 1 - March 31, 2023	2,685	115.25	—
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
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 26, 2022, the Office of Foreign Assets Control (“OFAC”) granted to 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended March 31, 2023, 3M paid $268 as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.

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

Date: April 25, 2023
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)