Form 10-Q
period 2023-06-30
3M CO
filed 2023-07-25
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2023
Common Stock, $0.01 par value per share	551,992,430 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2023

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2023
PART I. Financial Information
Item 1. Financial Statements.

3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2023	2022	2023	2022
Net sales	$8,325	$8,702	$16,356	$17,531

Operating expenses
Cost of sales	4,606	5,093	9,219	9,919
Selling, general and administrative expenses	12,204	3,023	13,909	4,905
Research, development and related expenses	473	476	945	956
Total operating expenses	17,283	8,592	24,073	15,780
Operating income (loss)	(8,958)	110	(7,717)	1,751

Other expense (income), net	65	50	117	88

Income (loss) before income taxes	(9,023)	60	(7,834)	1,663
Provision (benefit) for income taxes	(2,184)	(23)	(1,974)	279
Income (loss) of consolidated group	(6,839)	83	(5,860)	1,384

Income (loss) from unconsolidated subsidiaries, net of taxes	3	(1)	5	1
Net income (loss) including noncontrolling interest	(6,836)	82	(5,855)	1,385

Less: Net income (loss) attributable to noncontrolling interest	5	4	10	8

Net income (loss) attributable to 3M	$(6,841)	$78	$(5,865)	$1,377

Weighted average 3M common shares outstanding — basic	553.9	571.0	553.3	571.6
Earnings (loss) per share attributable to 3M common shareholders — basic	$(12.35)	$0.14	$(10.60)	$2.41

Weighted average 3M common shares outstanding — diluted	553.9	572.7	553.3	573.8
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(12.35)	$0.14	$(10.60)	$2.40
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Net income (loss) including noncontrolling interest	$(6,836)	$82	$(5,855)	$1,385
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	25	(705)	141	(876)
Defined benefit pension and postretirement plans adjustment	50	85	101	172
Cash flow hedging instruments	23	88	(1)	87
Total other comprehensive income (loss), net of tax	98	(532)	241	(617)
Comprehensive income (loss) including noncontrolling interest	(6,738)	(450)	(5,614)	768
Comprehensive (income) loss attributable to noncontrolling interest	(6)	—	(11)	(3)
Comprehensive income (loss) attributable to 3M	$(6,744)	$(450)	$(5,625)	$765
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$4,258	$3,655
Marketable securities — current	56	238
Accounts receivable — net of allowances of $160 and $174	4,947	4,532
Inventories
Finished goods	2,526	2,497
Work in process	1,527	1,606
Raw materials and supplies	1,227	1,269
Total inventories	5,280	5,372
Prepaids	674	435
Other current assets	539	456
Total current assets	15,754	14,688
Property, plant and equipment	26,459	25,998
Less: Accumulated depreciation	(17,248)	(16,820)
Property, plant and equipment — net	9,211	9,178
Operating lease right of use assets	812	829
Goodwill	12,869	12,790
Intangible assets — net	4,470	4,699
Other assets	5,764	4,271
Total assets	$48,880	$46,455
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,033	$1,938
Accounts payable	3,231	3,183
Accrued payroll	785	692
Accrued income taxes	172	259
Operating lease liabilities — current	244	261
Other current liabilities	3,471	3,190
Total current liabilities	10,936	9,523
Long-term debt	12,954	14,001
Pension and postretirement benefits	1,912	1,966
Operating lease liabilities	570	580
Other liabilities	14,651	5,615
Total liabilities	41,023	31,685
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - June 30, 2023: 551,992,430
Shares outstanding - December 31, 2022: 549,245,105
Additional paid-in capital	6,858	6,691
Retained earnings	40,290	47,950
Treasury stock, at cost:	(32,926)	(33,255)
Shares at June 30, 2023: 392,040,626
Shares at December 31, 2022: 394,787,951
Accumulated other comprehensive income (loss)	(6,433)	(6,673)
Total 3M Company shareholders’ equity	7,798	14,722
Noncontrolling interest	59	48
Total equity	7,857	14,770
Total liabilities and equity	$48,880	$46,455
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Six months ended June 30,
(Millions)	2023	2022
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$(5,855)	$1,385
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	915	921
Company pension and postretirement contributions	(57)	(80)
Company pension and postretirement expense	75	83
Stock-based compensation expense	176	182
Deferred income taxes	(2,547)	(451)
Changes in assets and liabilities
Accounts receivable	(393)	(457)
Inventories	101	(837)
Accounts payable	135	401
Accrued income taxes (current and long-term)	(409)	(9)
Other — net	10,643	1,000
Net cash provided by (used in) operating activities	2,784	2,138

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(852)	(808)
Proceeds from sale of PP&E and other assets	23	56
Purchases of marketable securities and investments	(775)	(518)
Proceeds from maturities and sale of marketable securities and investments	945	456
Proceeds from sale of businesses, net of cash sold	3	13
Other — net	37	(13)
Net cash provided by (used in) investing activities	(619)	(814)

Cash Flows from Financing Activities
Change in short-term debt — net	651	344
Repayment of debt (maturities greater than 90 days)	(1,802)	(1,179)
Proceeds from debt (maturities greater than 90 days)	1,107	1
Purchases of treasury stock	(29)	(773)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	218	227
Dividends paid to shareholders	(1,655)	(1,700)
Other — net	(9)	(22)
Net cash provided by (used in) financing activities	(1,519)	(3,102)

Effect of exchange rate changes on cash and cash equivalents	(43)	(64)

Net increase (decrease) in cash and cash equivalents	603	(1,842)
Cash and cash equivalents at beginning of year	3,655	4,564
Cash and cash equivalents at end of period	$4,258	$2,722
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
In the second quarter of 2023, 3M re-consolidated the Aearo Technology and certain of its related entities (collectively, the "Aearo Entities") as a result of the court dismissal of their voluntary bankruptcy proceedings. 3M had previously deconsolidated these entities in the third quarter of 2022. The Aearo Entities have appealed the court’s dismissal decision. See additional information in Note 14.
Effective in the first quarter of 2023, 3M made changes in the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)). Also effective in the first quarter of 2023, 3M's Consumer business segment re-aligned from four divisions to three divisions, see additional information in Note 15. 3M's disclosed disaggregated revenue was also updated as a result of these changes, see additional information in Note 2. Information provided herein reflects the impact of these changes for all periods presented.
Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings (loss) per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 36.9 million and 36.5 million average options for the three and six months ended June 30, 2023, respectively, and 31.9 million and 27.5 million average options for the three and six months ended June 30, 2022, respectively. In periods of net losses, these antidilutive effects include all weighted option shares outstanding and weighted average shares is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings (loss) per share follow:
Earnings (Loss) Per Share Computations

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to 3M	$(6,841)	$78	$(5,865)	$1,377

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	553.9	571.0	553.3	571.6
Dilution associated with the Company’s stock-based compensation plans	—	1.7	—	2.2
Denominator for weighted average 3M common shares outstanding – diluted	553.9	572.7	553.3	573.8

Earnings (loss) per share attributable to 3M common shareholders — basic	$(12.35)	$0.14	$(10.60)	$2.41
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(12.35)	$0.14	$(10.60)	$2.40

Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of June 30, 2023 and December 31, 2022 were approximately $290 million and $260 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of June 30, 2023 and December 31, 2022 was $521 million and $538 million, respectively. Approximately $150 million and $350 million of the December 31, 2022 balance was recognized as revenue during the three and six months ended June 30, 2023, respectively, while approximately $140 million and $340 million of the December 31, 2021 balance was recognized as revenue during the three and six months ended June 30, 2022, respectively.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $146 million and $285 million during the three and six months ended June 30, 2023, respectively, and $148 million and $284 million during the three and six months ended June 30, 2022, respectively.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2023	2022	2023	2022
Abrasives	$334	$346	$675	$675
Automotive Aftermarket	305	289	617	584
Closure and Masking Systems	241	270	486	528
Electrical Markets	329	336	653	645
Industrial Adhesives and Tapes	545	586	1,089	1,207
Personal Safety	878	972	1,781	2,099
Roofing Granules	133	125	243	237
Total Safety and Industrial Business Segment	2,765	2,924	5,544	5,975

Advanced Materials	305	307	606	612
Automotive and Aerospace	477	428	939	888
Commercial Solutions	455	448	887	902
Electronics	714	863	1,386	1,786
Transportation Safety	240	222	423	420
Total Transportation and Electronics Business Segment	2,191	2,268	4,241	4,608

Food Safety	—	89	—	181
Health Information Systems	302	309	602	609
Medical Solutions	1,161	1,169	2,284	2,297
Oral Care	351	350	692	698
Separation and Purification Sciences	247	262	479	522
Other Health Care	14	—	28	—
Total Health Care Business Group	2,075	2,179	4,085	4,307

Construction and Home Improvement Markets	542	560	1,071	1,163
Home, Health and Auto Care	428	428	828	865
Stationery and Office	323	342	586	611
Total Consumer Business Group	1,293	1,330	2,485	2,639

Corporate and Unallocated	1	1	1	2
Total Company	$8,325	$8,702	$16,356	$17,531

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2023	2022	2023	2022
Americas	$4,678	$4,751	$9,077	$9,189
Asia Pacific	2,134	2,447	4,314	5,217
Europe, Middle East and Africa	1,513	1,504	2,965	3,125
Worldwide	$8,325	$8,702	$16,356	$17,531
Americas included United States net sales to customers of $3.8 billion and $7.4 billion for the three and six months ended June 30, 2023, respectively, and $3.9 billion and $7.5 billion for the three and six months ended June 30, 2022, respectively.

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
2023 acquisitions:
There were no acquisitions that closed during the six months ended June 30, 2023.
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
2023 divestitures and previously announced divestitures:
In May 2023, 3M entered into agreements to sell the assets associated with its dental local anesthetic business (part of the Health Care business) to Pierrel S.p.A. for $70 million in cash, subject to closing and other adjustments. The dental local anesthetic business has annual sales of approximately $30 million. This transaction is expected to close in the third quarter of 2023.
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
Operating income and held-for-sale amounts:
With respect to the businesses above, operating income information of the Health Care business is included in Note 15. Further, with the respect to these businesses, there were no assets and liabilities associated with disposal groups classified as held for sale as of December 31, 2022 and there were immaterial amounts of assets and liabilities associated with disposal groups classified as held-for-sale as of June 30, 2023. Information related to other held for sale disposal groups is included in Note 13.

NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the first six months of 2023. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates.
The goodwill balance by business segment follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2022	$4,509	$1,501	$6,515	$265	$12,790
Translation and other	12	9	56	2	79
Balance as of June 30, 2023	$4,521	$1,510	$6,571	$267	$12,869
Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as when events or conditions indicate that goodwill assigned to a reporting unit may be impaired. At 3M, reporting units correspond to a division. As described in Note 15, effective in the first quarter of 2023, 3M changed its measure of segment operating performance and the composition of reportable segments and realigned divisions within the Consumer business segment. For any changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. The impacts of these changes on reported amounts were immaterial and resulted in no impairment. As of June 30, 2023, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	June 30, 2023	December 31, 2022
Customer related intangible assets	$4,084	$4,062
Patents	429	426
Other technology-based intangible assets	2,089	2,081
Definite-lived tradenames	1,167	1,166
Other amortizable intangible assets	82	84
Total gross carrying amount	7,851	7,819

Accumulated amortization — customer related	(1,872)	(1,747)
Accumulated amortization — patents	(426)	(421)
Accumulated amortization — other technology-based	(1,098)	(1,000)
Accumulated amortization — definite-lived tradenames	(543)	(509)
Accumulated amortization — other	(59)	(60)
Total accumulated amortization	(3,998)	(3,737)

Total finite-lived intangible assets — net	3,853	4,082

Non-amortizable intangible assets (primarily tradenames)	617	617
Total intangible assets — net	$4,470	$4,699
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense follows:

	Three months ended June 30,		Twelve months ended December 31,
(Millions)	2023	2022	2023	2022
Amortization expense	$121	$129	$243	$260
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2023 follows:

(Millions)	Remainder of 2023	2024	2025	2026	2027	2028	After 2028
Amortization expense	$236	$453	$423	$418	$398	$379	$1,546
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
NOTE 5. Restructuring Actions
2023 to 2025 Structural Reorganization Actions
In the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. During the first six months of 2023, management approved and committed to undertake associated actions impacting approximately 5,100 positions resulting in a pre-tax charge of $52 million and $212 million in the first and second quarters of 2023, respectively. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through the end of 2023. 3M expects to commit to further actions under this initiative. This aggregate initiative beginning in the first quarter of 2023 and continuing through 2025 is expected to impact approximately 8,500 positions worldwide with an expected pre-tax charge of $700 million to $900 million over that period.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

(Millions)	Three months ended June 30, 2023	Six months ended June 30, 2023
Cost of sales	$47	$63
Selling, general and administrative expenses	146	178
Research, development and related expenses	19	23
Total operating income impact	$212	$264
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended June 30, 2023			Six months ended June 30, 2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$44	$—	$44	$54	$—	$54
Transportation and Electronics	25	—	25	37	—	37
Health Care	10	—	10	12	—	12
Consumer	13	—	13	16	—	16
Corporate and unallocated	100	20	120	125	20	145
Total operating expense	$192	$20	$212	$244	$20	$264

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the first quarter of 2023	$52	$—	$52
Incremental expense incurred in the second quarter of 2023	192	20	212
Non-cash changes	—	(20)	(20)
Cash payments	(56)	—	(56)
Accrued restructuring action balance as of June 30, 2023	$188	$—	$188
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
These actions affected approximately 850 positions worldwide and resulted in a third quarter 2022 pre-tax charge of $41 million, within Corporate and Unallocated. The associated accrued restructuring balance as of December 31, 2022 was $10 million and remaining activities related to this divestiture-related restructuring were largely completed through the first half of 2023.
NOTE 6. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Interest expense	$144	$128	$267	$241
Interest income	(48)	(11)	(88)	(19)
Pension and postretirement net periodic benefit cost (benefit)	(31)	(67)	(62)	(134)
Total	$65	$50	$117	$88
Pension and postretirement net periodic benefit costs described in the table above include all components of defined benefit plan net periodic benefit costs except service cost, which is reported in various operating expense lines. Refer to Note 11 for additional details on the components of pension and postretirement net periodic benefit costs.

NOTE 7. Supplemental Equity and Comprehensive Income (Loss) Information
Cash dividends declared and paid totaled $1.50 and $1.49 per share for the first and second quarters of 2023 and 2022, respectively, or $3.00 and $2.98 per share for the first six months of 2023 and 2022, respectively.
Consolidated Changes in Equity
Three months ended June 30, 2023

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at March 31, 2023	$15,351	$6,825	$47,966	$(32,963)	$(6,530)	$53
Net income (loss)	(6,836)		(6,841)			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	25				24	1
Defined benefit pension and post-retirement plans adjustment	50				50
Cash flow hedging instruments	23				23
Total other comprehensive income (loss), net of tax	98
Dividends declared	(828)		(828)
Stock-based compensation	42	42
Issuances pursuant to stock option and benefit plans	30		(7)	37
Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59
Three months ended June 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at March 31, 2022	$15,004	$6,568	$46,056	$(30,860)	$(6,834)	$74
Net income	82		78			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(705)				(701)	(4)
Defined benefit pension and post-retirement plans adjustment	85				85
Cash flow hedging instruments	88				88
Total other comprehensive income (loss), net of tax	(532)
Dividends declared	(848)		(848)
Stock-based compensation	48	48
Issuances pursuant to stock option and benefit plans	62		(17)	79
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74

Six months ended June 30, 2023

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income (loss)	(5,855)		(5,865)			10
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	141				140	1
Defined benefit pension and post-retirement plans adjustment	101				101
Cash flow hedging instruments	(1)				(1)
Total other comprehensive income (loss), net of tax	241
Dividends declared	(1,655)		(1,655)
Stock-based compensation	167	167
Reacquired stock	(29)			(29)
Issuances pursuant to stock option and benefit plans	218		(140)	358
Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59
Six months ended June 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	1,385		1,377			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(876)				(871)	(5)
Defined benefit pension and post-retirement plans adjustment	172				172
Cash flow hedging instruments	87				87
Total other comprehensive income (loss), net of tax	(617)
Dividends declared	(1,700)		(1,700)
Stock-based compensation	178	178
Reacquired stock	(773)			(773)
Issuances pursuant to stock option and benefit plans	226		(229)	455
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74

Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended June 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023, net of tax:	$(2,712)	$(3,787)	$(31)	$(6,530)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	3	—	72	75
Amounts reclassified out	39	65	(40)	64
Total other comprehensive income (loss), before tax	42	65	32	139
Tax effect	(18)	(15)	(9)	(42)
Total other comprehensive income (loss), net of tax	24	50	23	97
Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)
Three months ended June 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2022, net of tax:	$(2,113)	$(4,666)	$(55)	$(6,834)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(664)	—	128	(536)
Amounts reclassified out	—	112	(15)	97
Total other comprehensive income (loss), before tax	(664)	112	113	(439)
Tax effect	(37)	(27)	(25)	(89)
Total other comprehensive income (loss), net of tax	(701)	85	88	(528)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)
Six months ended June 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	108	—	78	186
Amounts reclassified out	39	129	(81)	87
Total other comprehensive income (loss), before tax	147	129	(3)	273
Tax effect	(7)	(28)	2	(33)
Total other comprehensive income (loss), net of tax	140	101	(1)	240
Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)

Six months ended June 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(814)	—	134	(680)
Amounts reclassified out	—	227	(22)	205
Total other comprehensive income (loss), before tax	(814)	227	112	(475)
Tax effect	(57)	(55)	(25)	(137)
Total other comprehensive income (loss), net of tax	(871)	172	87	(612)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are subsequently recorded as part of net income.
Reclassifications out of Accumulated Other Comprehensive Income (Loss) Attributable to 3M

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Income (Loss) Statement
	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Cumulative translation adjustment
Reclassification adjustment associated with Russia (see Note 13)	$(39)	$—	$(39)	$—	Selling, general and administrative expenses
Total before tax	(39)	—	(39)	—
Tax effect	—	—	—	—
Net of tax	(39)	—	(39)	—
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	$(1)	$(1)	$(1)	$(1)	Other (expense) income, net
Prior service benefit	14	15	27	28	Other (expense) income, net
Net actuarial loss	(78)	(125)	(155)	(252)	Other (expense) income, net
Curtailments/Settlements	—	(1)	—	(2)	Other (expense) income, net
Total before tax	(65)	(112)	(129)	(227)
Tax effect	15	27	28	55	Provision for income taxes
Net of tax	(50)	(85)	(101)	(172)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	42	17	85	26	Cost of sales
Interest rate contracts	(2)	(2)	(4)	(4)	Interest expense
Total before tax	40	15	81	22
Tax effect	(8)	(3)	(18)	(5)	Provision for income taxes
Net of tax	32	12	63	17
Total reclassifications for the period, net of tax	$(57)	$(73)	(77)	$(155)

NOTE 8. Income Taxes
The effective tax rate for the second quarter of 2023 was 24.2 percent on a pre-tax loss, compared to (38.3) percent on pre-tax income in the prior year. The primary factor that impacted the comparison of these rates was the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (see Note 14). The effective tax rate for the first six months of 2023 was 25.2 percent, compared to 16.8 percent in the prior year. The primary factor that impacted the comparison of the six-month rates was the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS (discussed in Note 14).
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2023 and December 31, 2022 are $989 million and $965 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
At June 30, 2023, 3M’s deferred tax assets, a component of other assets on the consolidated balance sheet, also included a balance of approximately $2.4 billion as a result of the pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS (see Note 14). As of June 30, 2023 and December 31, 2022, the Company had valuation allowances of $128 million and $115 million on its deferred tax assets, respectively.
NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2023	December 31, 2022
Commercial paper	$10	$213
Certificates of deposit/time deposits	42	21
U.S. municipal securities	4	4
Current marketable securities	56	238

U.S. municipal securities	23	23
Non-current marketable securities	23	23

Total marketable securities	$79	$261
At June 30, 2023 and December 31, 2022, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at June 30, 2023 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	June 30, 2023
Due in one year or less	$56
Due after one year through five years	15
Due after five years through ten years	8
Total marketable securities	$79

NOTE 10. Long-Term Debt and Short-Term Borrowings
In February 2023, 3M repaid $500 million aggregate principal amount of fixed-rate registered notes that matured. In March 2023, 3M repaid $650 million aggregate principal amount of fixed-rate medium-term notes that matured. In May 2023, 3M repaid 600 million euros aggregate principal amount of fixed-rate medium-term notes that matured.
2022 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 12 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K.
The Company had $1.8 billion in commercial paper outstanding at June 30, 2023, compared to no commercial paper outstanding as of December 31, 2022.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at June 30, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2023, this ratio, reflecting the July 2023 amendment, was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2023. The maturities of long-term debt for the periods subsequent to June 30, 2023 are as follows (in millions):

Remainder of 2023	2024	2025	2026	2027	2028	After 2028	Total
$149	$1,100	$1,866	$1,458	$846	$722	$8,062	$14,203

NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2023 and 2022 follow:
Benefit Plan Information

	Three months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$43	$64	$20	$33	$6	$10
Non-operating expense
Interest cost	165	104	54	32	23	13
Expected return on plan assets	(244)	(241)	(75)	(70)	(19)	(17)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(6)	(6)	—	—	(8)	(9)
Amortization of net actuarial loss	74	106	2	9	2	10
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	1
Total non-operating expense (benefit)	(11)	(37)	(18)	(28)	(2)	(2)
Total net periodic benefit cost (benefit)	$32	$27	$2	$5	$4	$8

	Six months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$86	$128	$39	$68	$12	$21
Non-operating expense
Interest cost	331	208	109	64	45	26
Expected return on plan assets	(488)	(482)	(150)	(142)	(38)	(35)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(12)	(12)	1	—	(16)	(16)
Amortization of net actuarial loss	147	212	4	20	4	20
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	2
Total non-operating expense (benefit)	(22)	(74)	(35)	(57)	(5)	(3)
Total net periodic benefit cost (benefit)	$64	$54	$4	$11	$7	$18
For the six months ended June 30, 2023 contributions totaling $53 million were made to the Company’s U.S. and international pension plans and $4 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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
Refer to the section below titled Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments for details on the location within the consolidated statements of income (loss) for amounts of gains and losses related to derivative instruments designated as cash flow or fair value hedges (along with similar information relative to the hedged items) and derivatives not designated as hedging instruments. Additional information relative to cash flow hedges, fair value hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
Cash Flow Hedges:
As of June 30, 2023, the Company had a balance of $8 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $90 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the underlying notes. Based on exchange rates as of June 30, 2023, of the total after-tax net unrealized balance as of June 30, 2023, 3M expects to reclassify approximately $75 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Foreign currency forward/option contracts	$72	$128	$78	$134
Interest rate contracts	—	—	—	—
Total	$72	$128	$78	$134
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
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

(Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt	$907	$903	$(96)	$(98)

Net Investment Hedges:
At June 30, 2023, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2023 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Foreign currency denominated debt	$(22)	$133	$(65)	$192
Foreign currency forward contracts	(1)	9	(3)	11
Total	$(23)	$142	$(68)	$203
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

Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments
The location in the consolidated statement of income (loss) and pre-tax amounts recognized in income related to derivative instruments designated in cash flow or fair value hedging relationships and for derivatives not designated as hedging instruments are as follows:

	Location and Amount of Gain (Loss) Recognized in Income (Loss)
	Three months ended June 30,				Six months ended June 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income (loss) in which the effects of derivatives are recorded	$4,606	$5,093	$65	$50	$9,219	$9,919	$117	$88
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	42	17	—	—	85	26	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(2)	(2)	—	—	(4)	(4)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	9	23	—	—	(3)	71
Derivatives designated as hedging instruments	—	—	(9)	(23)	—	—	3	(71)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(13)	(46)	39	(1)	(5)	(66)	13	24

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$4,188	$2,368	Other current assets	$104	$89	Other current liabilities	$28	$27
Foreign currency forward/option contracts	706	835	Other assets	39	55	Other liabilities	9	9
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	99	102
Total derivatives designated as hedging instruments				143	144		136	138

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	3,089	2,816	Other current assets	12	73	Other current liabilities	15	4
Total derivatives not designated as hedging instruments				12	73		15	4

Total derivative instruments				$155	$217		$151	$142
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives subject to master netting agreements	$155	$217	$46	$40	$—	$—	$109	$177
Derivatives not subject to master netting agreements	—	—					—	—
Total	$155	$217					$109	$177
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives subject to master netting agreements	$150	$142	$46	$40	$—	$—	$104	$102
Derivatives not subject to master netting agreements	1	—					1	—
Total	$151	$142					$105	$102
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income (loss) by approximately $38 million and $74 million for the three and six months ended June 30, 2023, respectively, and increased pre-tax income (loss) by approximately $10 million and $27 million for the three and six months ended June 30, 2022, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$10	$213	$—	$—	$10	$213	$—	$—
Certificates of deposit/time deposits	42	21	—	—	42	21	—	—
U.S. municipal securities	27	27	—	—	—	—	27	27
Derivative instruments — assets:
Foreign currency forward/option contracts	155	217	—	—	155	217	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	52	40	—	—	52	40	—	—
Interest rate contracts	99	102	—	—	99	102	—	—
The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (level 3).

Marketable securities — certain U.S. municipal securities only	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Beginning balance	$27	$30	$27	$30
Total gains or losses:
Included in earnings (losses)	—	—	—	—
Included in other comprehensive income (loss)	—	—	—	—
Purchases and issuances	—	—	—	—
Sales and settlements	—	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$27	$30	$27	$30
Change in unrealized gains or losses for the period included in earnings for securities held at the end of the reporting period	—	—	—	—
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 13 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the first six months of 2023 and 2022. As discussed in Note 15 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K, in the third quarter of 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries and, as a result, recorded this held-for-sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that would be eliminated upon sale was included and a current liability of approximately $50 million was recorded largely representing a reserve against the balance of cumulative translation adjustment. In the second quarter of 2023, 3M closed on the sale of these subsidiaries, resulting in an immaterial gain after reversing this reserve while reclassifying the balance of cumulative translation adjustment into earnings.
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

	June 30, 2023		December 31, 2022
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$12,954	$11,471	$14,001	$12,484
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
Respirator Mask/Asbestos Litigation
As of June 30, 2023, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,066 individual claimants, compared to approximately 4,028 individual claimants with actions pending December 31, 2022.
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
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. Since the second half of 2020, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust; that increase represents a substantial majority of the growth in case numbers referred to above. The rate of coal mine dust-related case filings decelerated in 2022 and has continued to decelerate in 2023. 3M moved two cases involving over 400 plaintiffs to federal court based on, among others, the Class Action Fairness Act. The federal district court remanded the cases to state court. In March 2023, the Sixth Circuit Court of Appeals granted 3M's petition to review the remand order, and in April 2023 reversed the district court's remand order; accordingly, those cases will remain in federal court.

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
Respirator Mask/Asbestos Liabilities and Insurance Receivables
The Company regularly conducts a comprehensive legal review of its respirator mask/asbestos liabilities. The Company reviews recent and historical claims data, including without limitation, (i) the number of pending claims filed against the Company, (ii) the nature and mix of those claims (i.e., the proportion of claims asserting usage of the Company’s mask or respirator products and alleging exposure to each of asbestos, silica, coal or other occupational dusts, and claims pleading use of asbestos-containing products allegedly manufactured by the Company), (iii) the costs to defend and resolve pending claims, and (iv) trends in filing rates and in costs to defend and resolve claims (collectively, the “Claims Data”). As part of its comprehensive legal review, the Company regularly provides the Claims Data to a third party with expertise in determining the impact of Claims Data on future filing trends and costs. The third party assists the Company in estimating the costs to defend and resolve pending and future claims. The Company uses this analysis to develop its estimate of probable liability.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2023 for respirator mask/asbestos liabilities by $33 million. In the first six months of 2023, the Company made payments for legal defense costs and settlements of $49 million related to the respirator mask/asbestos litigation. As of June 30, 2023, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $588 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of June 30, 2023, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

Respirator Mask/Asbestos Litigation — Aearo Technologies
On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products. Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. In July 2022, Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation (including the Aearo respirator mask/asbestos matters). This represented a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. The U.S. Bankruptcy Court had stayed the Aearo respirator mask/asbestos litigation matters during the chapter 11 proceedings. With the June 2023 dismissal of the Aearo bankruptcy that is described in the Product Liability Litigation section below, the stay of respirator mask/asbestos litigation is no longer in effect. For additional information, see the discussion within the section Product Liability Litigation with respect to Aearo Technologies Dual-Ended Combat Arms Earplugs.
During the voluntary chapter 11 proceedings, 3M's accrual relating to the commitments associated with funding that trust included Aearo respirator mask/asbestos matters. However, following the June 2023 dismissal of the Aearo bankruptcy, the Company, through its Aearo subsidiary, had accruals of $44 million as of June 30, 2023 for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual for such liabilities.
Environmental Matters
As previously reported, the Company has been voluntarily cooperating with ongoing reviews by local, state, federal (primarily the U.S. Environmental Protection Agency ("EPA")), and international agencies of possible environmental and health effects of various perfluorinated compounds, including perfluorooctanoate ("PFOA"), perfluorooctane sulfonate ("PFOS"), perfluorohexane sulfonic acid ("PFHxS"), perfluorobutane sulfonate ("PFBS"), hexafluoropropylene oxide dimer acid ("HFPO-DA") and other per- and polyfluoroalkyl substances (collectively, "PFAS").
As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their pre-cursor compounds. The Company ceased manufacturing and using the vast majority of these compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of this chemistry by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds, including, but not limited to, pre-cursor compounds to PFBS. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
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
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, consideration of regulatory approaches, and increasingly strict restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulations of PFAS in emissions and in environmental media such as soil and water (including drinking water) are increasingly being set at levels that continue to decrease. Global regulations also appear to be increasingly focused on a broader group of PFAS and may include those PFAS compounds used in current products. If such activity continues, including if regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.

Europe
In the European Union, where 3M has PFAS manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions of PFAS or certain PFAS compounds under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") and the EU’s Persistent Organic Pollutants ("POPs") Regulation. PFOA, PFOS and PFHxS (and their related compounds) have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluorocarboxylic acids (C9-C14 PFCAs), which are PFAS substances, went into effect.
In February 2023, the European Chemicals Agency published the proposal it received in January 2023 from the national authorities of Germany, Denmark, the Netherlands, Norway and Sweden to restrict PFAS under the European Union’s chemicals regulation. The proposal aims to restrict the manufacture, placing on the market and use of PFAS under REACH. In March 2023, the six-month consultation phase on the PFAS Restriction Proposal started. If the proposed rule becomes enforceable prior to 3M's announced exit from PFAS manufacturing by the end of 2025, depending on the scope and obligations contained in any final rule, PFAS manufacturers and manufacturers of PFAS containing products including 3M Belgium could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.
Effective January 2023, the EU Food Contaminants Regulation targeting four PFAS (PFOS, PFOA, perfluorononanoic acid ("PFNA"), and, PFHxS) in foodstuff (eggs and animal derived meat) prohibits the sale in all member states of foods containing levels of these chemicals exceeding the regulatory thresholds. As member states implement the regulation, Dyneon, a 3M subsidiary that operates the Gendorf facility in Germany, in coordination with local authorities and farmers, has proposed a pilot program of food sampling to determine if any remedial action is necessary.
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts for billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries.
Dyneon has a recycling process for a critical emulsifier from which small amounts of PFOA are present after recycling, as an unintended and unavoidable byproduct of certain earlier process steps. With respect to the applicability of the amendment of the EU POPs Regulation with PFOA applicable since 2021, Dyneon proactively consulted with the relevant German competent authority regarding process improvements underway. The implementation of process improvements and analytical work is ongoing. Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant and shared with the competent authority the initial study including soil management concept related to the Chemical Park in which Dyneon and other companies operate their plants.
3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency ("OVAM") for several years to investigate and remediate historical PFAS contamination at and near the 3M Belgium facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. 3M Belgium testified at Flemish parliamentary committee hearings in September and December 2021 on PFAS-related matters. The Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. The Company has cooperated with the authorities in the investigations and information requests and is working with the authorities on an ongoing basis, as they continue to maintain oversight of 3M Belgium’s operations at the Zwijndrecht facility, as further discussed below. Separately, as previously disclosed, the Company is aware that certain residents of Zwijndrecht and non-governmental organizations filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. Certain additional parties reportedly joined the complaint. 3M Belgium has not been served with any such complaint. In June 2023, the federal judicial police requested additional documents following earlier requests for documents that 3M Belgium had provided, and 3M Belgium has complied with the request for additional documents.
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
As of July 2022, the authorities have approved the restart of key production processes and 3M Belgium continues to conduct required monitoring and reporting activities. Belgian government authorities continue to maintain oversight of 3M Belgium’s operations and compliance with applicable requirements at the Zwijndrecht facility. In September 2022, the environmental enforcement agency issued an infraction report alleging that 3M Belgium had misconstrued an exemption in the safety measure and thus not fully complied with the safety measure in the operation of certain production lines. Discussions are underway with the environmental enforcement agency and those production lines are now being addressed in accordance with the review and approval provisions of the safety measure. In July 2023, the Flemish Environmental Inspectorate issued an infraction report stating the actions taken are insufficient to ensure all necessary measures to reduce dust formation from the facility, and seeking a response from 3M Belgium by August 1. 3M Belgium has implemented additional control measures to address potential dust formation and is working to outline more structural actions to reduce potential dust formation.
Although the authorities have approved the restart and/or continued operation of key production processes, a negative development in their ongoing oversight review, such as the infraction reports referenced above, could impact or delay 3M Belgium's ability to fully restart all production processes, which in turn could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the facility, some of which may not be available in similar quantities from other 3M facilities, which could impact these businesses’ ability to fulfill supply obligations to their customers.

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
In February 2023, OVAM rejected a required descriptive soil investigation ("DSI") submitted by 3M Belgium, required that a new DSI be submitted by the end of March, and also required that 3M Belgium propose a plan to implement additional precautionary measures for individuals living in designated areas near the Zwijndrecht plant. At the end of March 2023, 3M Belgium submitted a revised DSI, along with an appeal of the rejection of the DSI. In May 2023, OVAM confirmed the main findings of the DSI for certain zones and set an October 2023 deadline to submit a remedial action plan related to these zones. 3M Belgium also submitted a proposal regarding precautionary measures that is being discussed with OVAM. 3M Belgium submitted two additional DSIs in May 2023 for areas around the Zwijndrecht plant. In July 2023, an appeal was filed by a local NGO with the Flemish government regarding the additional DSIs.
In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish a remediation zone within 5 kilometers of Zwijndrecht, and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State.
In July 2022, 3M Belgium and the Flemish Government announced an agreement in connection with the Zwijndrecht facility. Pursuant to the agreement, 3M Belgium, among other things, committed an aggregate of 571 million euros, which includes the previous commitments described above. In aggregate, the commitment includes enhancements to site discharge control technologies, support for qualifying local farmers, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending current litigation and providing certain releases of liability for 3M, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry, as specified in the agreement. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022, with approximately $355 million in the second quarter of 2022.
Civil litigation - As of June 30, 2023, a total of eight actions against 3M Belgium are pending in Belgian civil courts, and 3M Belgium has received pre-litigation notices from individuals in Belgium indicating potential claims. The pending cases include claims by neighboring and other companies for alleged soil and wastewater or rainwater contamination with PFAS; and tort liability claims and an environmental injunction procedure by environmental NGOs and several hundred individuals. While most of the actions are in early stages, one of the actions, brought by a family living near the 3M Belgium plant, had a hearing in February 2023 and, in May 2023, the presiding judge awarded provisional damages in the amount of 500 euros each to four family members, and denied other damages. Another case, involving an environmental injunction procedure, was brought by environmental NGOs originally against 3M Belgium’s contractors and later against 3M Belgium and seeks to accelerate the descriptive soil investigation and remediation process. In May 2023, the court denied the environmental injunction claim, subject to appeal.
In May 2023, the Netherlands government sent 3M Belgium a notice of liability stating it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Netherlands government and references potential damages to other parties. 3M Belgium plans to meet with the Netherlands government to discuss the notice. 3M Belgium has also met with representatives of some of the private parties involved, which have indicated they may separately pursue claims.

United States: Federal Activity
In the United States, the EPA has developed human health effects documents summarizing the available data studies of various PFAS, including PFOA and PFOS. In October 2021, EPA released its “PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024,” which presents EPA’s approach to PFAS, including investing in research to increase the understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment.
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
In March 2023, EPA published proposed national primary drinking water standards for six PFAS – PFOA, PFOS, PFBS, PFHxS, PFNA, and HFPO-DA, along with an economic analysis including purported estimated costs of the proposed rule. For PFOA and PFOS, EPA has proposed a drinking water standard of 4 ppt. For the other four PFAS, EPA is proposing to adopt for the first time a drinking water standard based on a “hazard index” approach, under which the levels of those four compounds, if detected, would be input into an EPA-provided formula to determine whether they exceed EPA's cumulative risk threshold. 3M submitted comments on EPA’s proposal in May 2023. EPA has indicated that final rules will be published in January 2024. If the proposed drinking water standards are finalized, 3M could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.
In May 2021, the U.S. Agency for Toxic Substances and Disease Registry ("ATSDR") within the Department of Health and Human Services finalized a Toxicological Profile for certain PFAS that established minimal risk levels ("MRLs") for PFOS, PFOA and several other PFAS. An MRL is an estimate of the daily human exposure to a hazardous substance that is likely to be without appreciable risk of adverse non-cancer health effects over a specified duration of exposure. MRLs establish a screening level and are not intended to define cleanup or action levels for ATSDR or other agencies.
In May 2022, EPA added five PFAS substances – HFPO-DA, PFOS, PFOA PFNA, and PFHxS - to its list of Regional Screening and Removal Management Levels based on the May 2021 MRLs. EPA had previously added PFBS to both lists in 2014. Regional Screening Levels are used to identify contaminated media that may require further investigation, while Regional Removal Management Levels are used by EPA to support certain actions under CERCLA.
In November 2022, EPA published its final Drinking Water Contaminant Candidates List 5 (CCL 5), which includes a broad group of PFAS that are not currently subject to national primary drinking water regulations but which EPA is considering for regulation under the Safe Drinking Water Act ("SDWA"). In December 2022, EPA issued guidance to states for incorporating PFAS requirements into the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit program, including recommendations to require PFAS monitoring and incorporating limits for PFAS in industrial discharges.
In October 2021, EPA announced it will initiate a rulemaking to designate four PFAS compounds as hazardous constituents under the Resource Conservation and Recovery Act ("RCRA"). EPA has announced it plans to issue the proposed rule in August 2023.
In September 2022, EPA published in the Federal Register its proposal to list PFOA and PFOS, including their salts and structural isomers, as CERCLA hazardous substances. 3M submitted comments on EPA’s proposal in November 2022. In June 2023, EPA indicated that the timeline for issuance of a final rule would be extended from August 2023 to February 2024. In addition, EPA’s Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA,perfluorohexanoic acid ("PFHxA"), PFDA and their precursor compounds as well as the precursor compounds of PFOS and PFOA, was published for public comment in April 2023 with comments due in August 2023.
If CERCLA or RCRA designations are finalized and become enforceable, 3M may be required to undertake additional investigative or remediation activities where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for contribution to clean-up costs other entities might have.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In December 2022, EPA published a proposed rule to adding PFAS subject to reporting under the Emergency Planning and Community Right-to-know Act to the list of Lower Thresholds for Chemicals of Special Concern, which would require TRI reporting of de minimis uses of those PFAS. 3M submitted comments to EPA’s proposal.

In January 2023, EPA issued a test order under TSCA to manufacturers, including the Company, requiring them to conduct certain health and safety testing related to HFPO, a PFAS, and submit the results to EPA. 3M has submitted its initial response.
3M is in the process of amending its 2020 TSCA Chemical Data Reporting rule report for 3M’s Cordova plant due to the discovery of relatively small amounts of HFPO formed as a commercial byproduct by the facility. This issue has been self-disclosed to EPA.
In June 2023, EPA notified 3M that it intends to issue a TSCA test order for HFPO-DAF, a PFAS, to 3M. 3M expects that test order to be issued in July or August 2023.
In April 2022, EPA released draft Aquatic Life Criteria for PFOA and PFOS. These criteria, once finalized, may be used by states in developing water quality standards for protection of aquatic life under the Clean Water Act. 3M submitted comments on the draft criteria in July 2022.
United States: State Activity
Several state legislatures and state agencies have been evaluating or have taken actions related to cleanup standards, groundwater values or drinking water values for PFOS, PFOA, and other PFAS, and 3M has submitted various responsive comments. In Minnesota, the Minnesota Department of Health ("MDH") in 2022 stated that Health Based Values ("HBVs") “are levels that the MDH considers safe for all people to consume, including sensitive populations.” The current HBVs are 35 ppt for PFOA, 15 ppt for PFOS, 47 ppt for PFHxS, 7,000 ppt for PFBA, 200 ppt for PFHxA, and 100 ppt for PFBS.
The Minnesota Pollution Control Agency ("MPCA") published the final version of its PFAS Monitoring Plan in March 2022. Several 3M facilities - including Cottage Grove, Maplewood, Hutchinson, St. Paul, and Woodbury - are among the Minnesota facilities that are preliminarily scoped to be within the Monitoring Plan.
States with finalized drinking water standards for certain PFAS include California, Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin.
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
In the summer of 2021, the State of Maine passed its Act To Stop Perfluoroalkyl and Polyfluoroalkyl Substances Pollution, which bans intentionally added PFAS in products effective January 1, 2030 and requires broad reporting of products containing intentionally-added PFAS effective January 1, 2023. In December 2022, 3M submitted to the Maine Department of Environmental Protection ("DEP") a list of products containing intentionally added PFAS that have been sold in the U.S. in the past two years in compliance with the law. 3M submitted an updated copy of that list to the Maine DEP in May 2023. In June 2023, Maine enacted legislation retroactive to January 1, 2023, that includes certain changes to the notification requirement in the original legislation, including an extension of the compliance date until January 2025.
In May 2023, Minnesota enacted legislation that includes a broad PFAS prohibition and reporting statute. The statute requires product notifications starting in 2025 and a general prohibition on sales of PFAS-containing products no later than 2032 for all product categories, subject to exemptions that may be adopted by rulemaking. Several other states have introduced legislation that would impose similar obligations.
In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey PFOS and PFOA regulations. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The court heard oral argument in November 2022.
In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022, and the court scheduled oral argument in the case for July 2023.

Between 2018 and 2022, seven states have enacted laws requiring written notification of firefighting personal protective equipment that contains PFAS, with most such laws providing for potential civil penalties for non-compliance. In November 2022, the Company identified it likely did not provide required notifications for some of its products, including its Scott Safety Self-Contained Breathing Apparatuses. The Company began providing written notices with those products starting November 2022. In addition, the Company continues to work to determine the extent of any potential non-compliance, has made voluntary self-disclosures to states and customers as applicable, and has expressed its willingness to work with those states to address and resolve any potential non-compliance. The Company cannot predict at this time the ultimate outcome or actions that may be taken by those states.
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
Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to alleged PFAS contamination of properties and water supplies by 3M’s Decatur, Alabama manufacturing facility. In April 2019, 3M settled a lawsuit brought by the West Morgan-East Lawrence Water & Sewer Authority for $35 million, which will fund a new water filtration system, with 3M indemnifying the Water Authority from liability resulting from the resolution of certain lawsuits against the Water Authority alleging liability or damages related to 3M PFAS. In October 2021, 3M settled a class action brought by plaintiffs who were supplied drinking water by the Water Authority (the “Lindsey” case) for an immaterial amount. The court issued a final order approving the class settlement and dismissing the action in March 2022. In October 2021, 3M also reached agreements in principle to resolve litigation with several other parties, including previously disclosed Tennessee Riverkeeper organization, the St. John plaintiff class, and plaintiffs in the Stover, Owens, and Chandler matters. A court granted final approval of the St. John class settlement in April 2022, and plaintiffs in the Stover, Owens, and Chandler matters filed dismissals thereafter. In June 2022, the court dismissed the Tennessee Riverkeeper case with prejudice. In November 2021, 3M and the City of Decatur, Decatur Utilities and Morgan County executed a collaborative agreement under which the Company agreed to contribute approximately $99 million and also to continue to address certain PFAS-related matters in the area. The contribution relates to initiatives to improve the quality of life and overall environment in Decatur, including community redevelopment and recreation projects by the City, County and Decatur Utilities. It also includes addressing certain PFAS matters at the Morgan County landfill and reimbursement of costs previously incurred related to PFAS remediation. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement the Interim Consent Order that 3M entered with the Alabama Department of Environmental Management (“ADEM") in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions. In March 2022, 3M reached a settlement agreement with plaintiffs in the Billings matter, resulting in dismissal of the case in August 2022. In August 2022, 3M reached an agreement to settle personal injury claims brought by 37 individual plaintiffs in the King matter. 3M continues to negotiate with individual property owners regarding claims relating to former 3M disposal sites and has resolved several such claims for an immaterial amount.
In September 2020, the City of Guin Water Works and Sewer Board ("Guin WWSB") brought a lawsuit against 3M in Alabama state court alleging that PFAS contamination in the Guin water system stems from manufacturing operations at 3M’s Guin facility and disposal activity at a nearby landfill. Guin WWSB dismissed its lawsuit without prejudice in order to work with 3M to further investigate the presence of chemicals in the area; and in December 2021, the parties reached a settlement under which 3M agreed to contribute $30 million that will be used on a new treatment system for Guin’s drinking water and a new wastewater treatment facility.
In August 2022, Colbert County, Alabama, which opted out of the St. John settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County withdraws its drinking water. Defendants' joint motion to dismiss was denied in December 2022, and defendants have filed a petition for mandamus with the Supreme Court of Alabama, which remains pending. The case is in early stages of discovery.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City withdraws its drinking water. Defendants filed a joint motion to dismiss in March 2023. Also in February 2023, two individuals who opted out of the St. John class settlement filed suit in Alabama state court against 3M, alleging PFAS contamination of their property resulting from 3M’s operations in Decatur. 3M removed the case to federal court and answered the complaint in March 2023. The case is in early stages of discovery.

State Attorneys General Litigation related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal Multi-District Litigation ("MDL") court in South Carolina regarding Aqueous Film Forming Foam (AFFF), described further below. The lawsuits generally seek, on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, California, Florida, Illinois, Maine, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Vermont, and Wisconsin, as well as on behalf of the people of the territories of Guam, Puerto Rico, and the Northern Mariana Islands. Since March 2023, attorneys general have also brought suit against 3M on behalf of the people of Arizona, Arkansas, the District of Columbia, Kentucky, Maine (a second case, a purported “non-AFFF” case), Maryland (both AFFF and purported “non-AFFF” cases), New Mexico, Oregon, Rhode Island, Tennessee, Texas, and Washington.
There are also multiple state attorneys general lawsuits that are proceeding outside the AFFF MDL, as described below.
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. The parties are conducting discovery. As of March 2023, the actions are stayed pending the parties’ participation in court-mandated mediation.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The Company recently removed the other case to federal court and attempted to transfer it to the AFFF MDL, which was denied at this juncture in the litigation. In March 2023, the federal judge granted the state’s motion to remand the case back to state court. 3M has appealed that decision.
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
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied at this stage in the litigation. The state has moved to remand the case back to state court, which remains pending. In January 2023, the Illinois Attorney General filed a new lawsuit against 3M and other defendants in Illinois state court, alleging contamination of a number of drinking water systems and natural resource damages at several sites statewide, and seeking to recover monetary damages, injunctive relief for remediation, civil penalties and other relief. The complaint states that the Attorney General is not seeking damages for AFFF by this lawsuit. The case has been removed to federal court and, in June 2023, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) transferred the case to the AFFF MDL. In April 2023, the Illinois Attorney General filed a lawsuit against 3M and other defendants alleging PFAS contamination of state natural resources from AFFF.
California. The Company removed the previously-disclosed lawsuit filed by the California Attorney General to federal court and sought to have it transferred to the AFFF MDL.
Maine. In March 2023, Maine’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. 3M has removed the other lawsuit to federal court, where it has moved to transfer the case to the AFFF MDL, and the State has filed a motion for remand.

Maryland. In May 2023, Maryland’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively.
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
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of June 30, 2023, approximately 4,996 lawsuits (including approximately 46 putative class actions and 451 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
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
In the MDL, there are cases filed by approximately 451 public water systems ("PWS"). These include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains a number of cases with allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by approximately 55 public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as mediator.
On June 22, 2023, 3M entered into a proposed class-action settlement to resolve a wide range of drinking water claims by public water systems in the United States (“PWS Settlement”), subject to court approval. Eligible class members are United States public water systems as defined in the PWS Settlement. Subject to court approval, the PWS Settlement would resolve the portion of the MDL that involves PWS drinking water claims in the United States by providing funding for treatment technologies to PWS that have tested positive for PFAS, funding for future testing, and funding for systems that test positive in the future.
Under the PWS Settlement, class members would agree to release 3M from any claim arising out of, relating to, or involving (i) PFAS that has entered or may enter drinking water or the class member’s water system; (ii) the development, manufacture, formulation, distribution, sale, transportation, storage, loading, mixing, application, or use of PFAS or any product (including AFFF) manufactured with or containing PFAS; (iii) the transport, disposal, or arrangement for disposal of PFAS-containing waste or PFAS-containing wastewater, or a class member’s use of PFAS-containing water for irrigation or manufacturing; or (iv) representations about PFAS or any product (including AFFF) manufactured with or containing PFAS. The PWS Settlement would also require class members to release punitive- or exemplary-damages claims that arise out of conduct occurring at least in part before the PWS Settlement’s effective date and that relate to PFAS or any product (including AFFF) manufactured with or containing PFAS.

If the court approves the PWS Settlement and all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflects the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement calls for 3M to make payments annually from 2024 through 2036. The actual amounts that 3M will pay will be determined in part by which, if any, class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement receive such a test result by the end of 2025.
The PWS Settlement gives 3M the option to terminate the PWS Settlement if the numbers of eligible class members opting out of the Settlement exceed specified levels. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses. The Settlement remains subject to preliminary and final approval from the MDL court.
The previously disclosed case filed by the City of Stuart, Florida that was selected by the MDL court as the first bellwether trial was also settled as a part of the PWS Settlement.
The MDL court has also directed the parties to submit a proposal for an initial set of personal injury bellwether cases. The MDL court has indicated that the parties will be expected to begin discovery on a set of 28 cases to be selected as potential personal injury bellwether cases. In September 2022, the court issued an order denying defendants’ MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
Outside the MDL, trial was also scheduled to occur in June 2023 in a lawsuit brought by the City of Rome, Georgia, which asserted claims against 3M and other defendants for compensatory damages, statutory damages for alleged violation of the Georgia Water Quality Control Act, punitive damages, attorneys’ fees, and injunctive relief. The parties reached a settlement agreement to resolve the case and, under the terms of the PWS Settlement, associated estimated payments factor in amounts related to the City of Rome settlement. The PWS Settlement amounts discussed above therefore include the City of Rome settlement.
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
As of June 30, 2023, the Company is aware of approximately 185 other AFFF suits originally filed in various state courts in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts.
Separately, the Company is aware of pre-suit claims or demands by other parties related to the use and disposal of AFFF, one of which purports to represent a large group of firefighters. The Company had discussions with certain potential pre-suit claimants and, as a result of such discussions, reached a negotiated resolution for an immaterial amount with the City of Bemidji in March 2021.
Other PFAS-related Product and Environmental Litigation
3M manufactured and sold various products containing PFOA and PFOS, including Scotchgard, for several decades. Starting in 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of PFOA and PFOS resulted in the contamination of groundwater or surface water. The plaintiffs in these cases generally allege that 3M failed to warn its customers about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including Saint-Gobain Performance Plastics Corp., Honeywell International Inc. f/k/a Allied-Signal Inc. and/or AlliedSignal Laminate Systems, Inc., Wolverine World Wide Inc. ("Wolverine"), Georgia-Pacific LLC, DuPont, Chemours, and various carpet manufacturers.
The cases brought on behalf of drinking water providers described below will fall under the PWS Settlement if the water providers do not opt out of the PWS Settlement.

In New York, 3M is defending 40 individual cases filed in the U.S. District Court for the Northern District of New York and five additional individual cases filed in New York state court against 3M, Saint-Gobain Performance Plastics Corp., Honeywell International Inc. and DuPont. Tonaga, Inc. (Taconic) is also a defendant in the state court actions. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburg, New York. Plaintiffs in both the federal and state individual cases assert various tort claims for personal injury and property damage and in some cases request medical monitoring. A mediation involving plaintiffs from 32 of the federal and state cases and all of the defendants was held in April 2023. 3M and certain of the other defendants have agreed to settle the case with the plaintiffs involved in the mediation, subject in certain cases to court approval, and 3M’s share is not considered material. These cases will continue to move forward as to certain remaining defendants, and the other remaining cases continue. Additionally, 3M is defending a case in New York state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. Oral argument on a motion to dismiss that was filed by 3M and the other defendants is scheduled for July 2023. 3M is also defending 22 individual cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers, including 9 new complaints filed on behalf of additional water districts during the quarter ended June 30, 2023. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. 3M has filed answers in these cases and discovery is ongoing.
In Michigan, one consolidated putative class action was pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine. The action arose from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. Plaintiffs allege Wolverine used 3M Scotchgard in its manufacturing process and that chemicals from 3M’s product contaminated the environment and drinking water sources after disposal. 3M and Wolverine agreed to settle the case with the plaintiffs, and 3M's share is not considered material; the court approved the class settlement in March 2023 and 3M's final payment related to the settlement was made in June 2023.
In Alabama and Georgia, 3M, together with multiple co-defendants, is defending two state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. In September 2022, the Company reached an agreement with the Gadsden Water Works and Sewer Board to resolve a similar matter. The plaintiffs in these two water utilities cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Centre, Alabama and Rome, Georgia. The Centre case has been set for trial in November 2023.The City of Rome case had been scheduled for trial in June 2023, as discussed in more detail above but, the case resolved by settlement between the parties shortly before trial. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. That case continues, with class certification and other motions recently briefed.
In April 2023, another case that included similar allegations was filed by Shelby County, Alabama, and Talladega County, Alabama, against 3M and other defendants. Those cases have been removed to federal court, where they are proceeding through discovery.
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
In California, 3M, Decra Roofing and certain DuPont-related entities were named as defendants in an action brought in state court by the City of Corona and a local utility authority, alleging PFAS contamination of the plaintiffs’ water sources and also referring to 3M's industrial minerals facility in Corona, California as a potential source of contamination. The court granted demurrers filed by Decra and the DuPont entities, while 3M answered the complaint in February 2022. This case has been removed to federal court and was transferred to the AFFF MDL. In October 2022, a putative class action was filed against the Company and other parties on behalf of individuals who have been drinking water from the Temescal Subbasin, from which the City of Corona gets its water, seeking injunctive relief, damages, and medical monitoring. This case has been removed to federal court and was transferred to the AFFF MDL.

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
In New Jersey, 3M is a defendant in an action brought in federal court by Middlesex Water Company, a publicly traded water utility serving customers in and around certain portions of Middlesex County, New Jersey, which alleges PFAS contamination of its water system. The Court denied 3M’s motion for summary judgment in October 2022 and a trial date has been set for October 2, 2023. The parties are exploring potential resolution in advance of trial. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. Fact discovery has closed in both the Hopatcong and Pequannock matters, and expert discovery is scheduled to commence in June 2023 (Hopatcong) and July 2023 (Pequannock).
3M, together with several co-defendants, is also defending 27 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. These cases have all been coordinated for discovery, which is ongoing. 3M has agreed to settle with the plaintiffs in ten cases that sought property damages, subject in certain cases to court approval, and 3M’s share is not considered material. Plaintiffs in the 17 remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children. In July 2022, plaintiffs sought leave to amend their complaints in the first five cases to add claims concerning seven non-PFAS chemistries as against defendants other than 3M, which motion was denied by the court. Nine of the remaining personal injury cases were filed in state court and removed to federal court. Plaintiffs are currently seeking remand in four of these cases. In December 2022, an additional personal injury case was filed in New Jersey State court.
3M and Middlesex Water Company are also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS. The court denied 3M’s motion to dismiss, and the case is proceeding through discovery. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action of the state residents who are customers of the water company, seeking indemnity from the Company. After Middlesex Water Company removed the case to federal court in July 2022, plaintiffs filed a motion to remand the case to state court. The federal court remanded the case back to state court in April 2023 and 3M has since answered the third-party complaint. In March 2023, a personal injury lawsuit was filed against 3M by another Middlesex Water Company customer. In May 2023, 3M filed a motion to dismiss certain of the claims in that lawsuit.
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
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M. 3M has moved to dismiss this case.

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
In Minnesota, the Company continues to work with the MPCA pursuant to the terms of the previously disclosed May 2007 Settlement Agreement and Consent Order to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a HBV or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. In August 2009, the MPCA issued a decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. In the spring and summer of 2010, 3M began implementing the approved remedial options at the Cottage Grove and Woodbury sites, and in late 2010, 3M commenced the approved remedial option at the Oakdale site. The Company has completed remediation work and continues with operational and maintenance activities at the Oakdale and Woodbury sites. Remediation work has been substantially completed at the Cottage Grove site, with operational and maintenance activities ongoing.
In Alabama, as previously reported, the Company entered into a voluntary remedial action agreement with the ADEM to remediate the presence of PFAS in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama associated with the historic (1978-1998) incorporation of wastewater treatment plant sludge. With ADEM’s agreement, 3M substantially completed installation of a multilayer cap on the former sludge incorporation areas. Further remediation activities, including certain on-site and off-site investigations and studies, will be conducted in accordance with the July 2020 Interim Consent Order described below.
The Company operates under a 2009 consent order issued under the federal TSCA (the “2009 TSCA consent order”) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at its Decatur, Alabama site that prohibits release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. EPA and ADEM. During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and treating all air emissions. These processes have been back on-line and in operation since July 2019. The Company continues to cooperate with the EPA and ADEM in their investigations and will work with the regulatory authorities to demonstrate compliance with the release restrictions.

The Company is authorized to discharge wastewater from its Decatur plant pursuant to an NPDES permit issued by ADEM. The NPDES permit requires monthly and quarterly reporting on the quality and quantity of pollutants discharged to the Tennessee River. In June 2019, as previously reported, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both the EPA and ADEM.
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
In addition, as previously reported, as part of its ongoing evaluation of regulatory compliance at its Cordova, Illinois facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cordova facility. In November 2019, the Company disclosed this matter to the EPA, and in January 2020 disclosed this matter to the Illinois Environmental Protection Agency ("IEPA"), submitted an NPDES permit application for the PFAS in its discharge, put on-line and in operation wastewater treatment specifically designed to treat PFAS. The Company continues to work with the EPA and IEPA to address these issues from the Cordova facility. In November 2022, the Company entered into an SDWA Administrative Consent Order that requires the Company to continue to sample and survey private and public drinking water wells within the vicinity of the Cordova facility, provide treatment of private water wells within a three-mile radius of the Cordova facility, and to provide alternate treatment/supply for the Camanche, Iowa public drinking water system. The Company continues to work with EPA and the City of Camanche as it implements the SDWA Administrative Consent Order.
In April 2022, the Company received a TSCA information request from EPA seeking information related to the operation of specific PFAS-related processes, and the Company is cooperating with this inquiry and is producing documents and information. In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the RCRA related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility. In July 2023, 3M received from the EPA a draft of a federal administrative order for discussion, which would require 3M to determine the nature and extent of PFAS contamination around its Cordova facility, among other items.
The Company is also reviewing operations at its other plants with similar manufacturing processes, such as the plant in Cottage Grove, Minnesota, to ensure those operations are in compliance with applicable environmental regulatory requirements and Company policies and procedures. As a result of these reviews, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility. In March 2020, the Company disclosed this matter to the MPCA and the EPA. In July 2020, the Company received an information request from MPCA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its Cottage Grove facility. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.

Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its RCRA permit for its Cottage Grove incinerator. The Company and MPCA resolved the issues associated with the foregoing disclosure in a May 2022 stipulation agreement, and permanently retired the Cottage Grove hazardous waste incinerator in December 2021. In connection with the now closed incinerator, the Company in December 2022 received from EPA a draft Consent Agreement and Penalty Order under the Clean Air Act, with a proposed civil penalty to resolve issues raised in a Finding of Violation issued in 2019. The Company and EPA resolved this matter in which the Company has agreed to pay an administrative civil penalty. In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company is cooperating with these inquires and is producing documents and information in response to the requests. In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company worked with MPCA to develop a plan to address its stormwater, which is embodied in an order issued by MPCA in December 2022. MPCA issued to the Company a Notice of Violation in March 2023, alleging that the Company is discharging stormwater containing PFAS at the 3M’s facility in Hutchinson, Minnesota. The Company is working with MPCA regarding the allegations in the Notice of Violation.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first six months of 2023, as a result of ongoing review and recent developments in ongoing environmental matters and litigation (including the proposed PWS Settlement), the Company increased its accrual for PFAS-related other environmental liabilities by $10.3 billion and made related payments of $38 million. As of June 30, 2023, the Company had recorded liabilities of $10.9 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($0.3 billion) and other liabilities ($10.6 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.

As of June 30, 2023, the Company had recorded liabilities of $32 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2023, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 2003. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, face litigation from approximately 239,000 claimants. As noted in the Respirator Mask/Asbestos Litigation — Aearo Technologies section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section Respirator Mask/Asbestos Litigation — Aearo Technologies. 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities as they continue to operate during the chapter 11 proceedings. 3M committed $1.0 billion to fund this trust and committed an additional $0.2 billion to fund projected related case expenses. Under the terms of the agreement, the Company would provide additional funding if required by the Aearo Entities. Related to these actions, which represented a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022.
As a result of the bankruptcy proceedings, 3M deconsolidated the Aearo Entities in the third quarter of 2022, resulting in a charge that was not material to 3M. Upon the filings in late July 2022 in the U.S Bankruptcy Court for the Southern District of Indiana, all litigation against Aearo Entities that filed chapter 11 cases was automatically stayed.
The Aearo Entities also requested that the Bankruptcy Court confirm that Combat Arms Earplugs litigation against the Company was also stayed or order it enjoined. In August 2022, the Bankruptcy Court denied Aearo’s motion for a preliminary injunction to stay all Combat Arms related litigation against 3M. In September 2022, the bankruptcy judge certified Aearo’s request to appeal the decision directly to the Seventh Circuit Court of Appeals and in October the Seventh Circuit accepted the appeal. In December 2022, Aearo filed its opening brief with the Seventh Circuit appealing the bankruptcy court’s decision. Oral argument took place in April 2023.

In February 2023, the plaintiffs filed with the Bankruptcy Court a motion to dismiss the bankruptcy filings of the Aearo Entities. In June 2023, the Bankruptcy Court granted the plaintiffs’ motion to dismiss. As a result of this dismissal, the Court’s previous stay on the Aearo Combat Arms and Aearo respirator mask/asbestos litigation was lifted. Also in June 2023, the bankruptcy judge certified a direct appeal of the motion to dismiss decision to the U.S. Court of Appeals for the Seventh Circuit. Aearo has appealed the decision.
As a result of the June 2023 bankruptcy dismissal, 3M reconsolidated the former deconsolidated Aearo Entities, in the second quarter of 2023, resulting in an immaterial income statement impact. A summary of affected material consolidated balance sheet amounts is included at the end of this Combat Arms litigation discussion.
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
In April 2019, the JPML granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in an MDL proceeding to centralize pre-trial proceedings. The plaintiffs and 3M filed preliminary summary judgment motions on the government contractor defense. In July 2020, the MDL court granted the plaintiffs’ summary judgment motion and denied the defendants’ summary judgment motion, ruling that plaintiffs’ claims are not barred by the government contractor defense. The court denied the Company’s request to immediately certify the summary judgment ruling for appeal to the U.S. Court of Appeals for the Eleventh Circuit. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.
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
The Company's appeals to the Eleventh Circuit from the adverse verdicts of the first and third bellwether trials as noted above are proceeding forward. Oral argument on the two appeals occurred in May 2023 and the Company expects a decision later in 2023.
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

As of June 30, 2023, the Company is a named defendant in lawsuits (including 14 putative class actions) in various state and federal courts that purport to represent approximately 151,000 individual claimants making similar allegations.
An administrative docket of approximately 88,000 unfiled and unverified claims has also been maintained at the MDL court. With respect to the administrative docket, the MDL court in August 2021 provided notice of an intent to issue forthcoming transition orders requiring all claims be moved off the administrative docket to the active docket on a rolling basis over 12 months. The orders will provide that any case not moved to the active docket will be dismissed without prejudice, and the administrative docket will then be closed. The MDL court also ordered the parties to prepare for trial 2,000 cases in four waves of 500 cases over the next 14 months. After the preparation of these cases is completed, the cases will be remanded to the federal district courts where the cases were originally filed. In October 2022, the MDL court ordered that while the successor liability issue described below is on appeal, all wave discovery would be stayed, the transition of cases from the administrative docket to the active docket would stop, and that monthly settlement conferences involving all parties (except Aearo) would occur in the MDL.
The MDL court ordered a three-day mediation in July 2022; and again in September 2022, a two-day mediation session. In January 2023, the MDL judge ordered that the MDL mediation would stop while the bankruptcy court mediation was ongoing.
In May 2023, plaintiffs in the MDL filed a motion to lift the stay on 13 cases, which motion is pending, and the MDL court issued an order identifying 31 cases that would be the first cases to be remanded for trial. In August 2022, subsequent to Aearo’s chapter 11 filing, the MDL court issued an order prohibiting 3M from attempting to relitigate issues in the bankruptcy court and from financially supporting any collateral dispute regarding the MDL court’s previous rulings. 3M has appealed the order to the Eleventh Circuit Court of Appeals and made a motion to stay the order pending appeal. In October 2022, the Eleventh Circuit granted 3M’s motion to stay the order pending appeal. The Eleventh Circuit heard oral argument for this appeal in June 2023.
In September 2022, two MDL plaintiffs filed a lawsuit with the U.S. District Court for the Northern District of Florida, seeking to permanently enjoin 3M from transferring assets, issuing dividends or completing the announced spin-off of its Health Care business, to allegedly preserve assets for the Combat Arms claimants. The Company has filed a motion to dismiss the lawsuit and an opposition to the injunction motion. In December 2022, the court dismissed the lawsuit on jurisdictional grounds. Also in December 2022, the MDL court granted plaintiffs’ motion for summary judgment that successor liability, claiming that 3M is fully and independently liable for injuries allegedly caused by the CAEv2 and certified the order for appeal to the Eleventh Circuit. In January 2023, 3M sought the Eleventh Circuit’s acceptance of the appeal. Activity in the MDL is stayed pending resolution of this appeal. In June 2023, the MDL court lifted the stay as to the Aearo Entities but the MDL stay pending resolution of the Eleventh Circuit’s acceptance of the appeal of the successor liability decision remains in place.
3M is also defending lawsuits brought primarily by non-military plaintiffs in state court in Hennepin County, Minnesota. 3M removed these actions to federal court, and the federal court remanded them to state court in March 2020. On appeal, the U.S. Court of Appeals for the Eighth Circuit ruled in October 2021 that the cases brought by non-military plaintiffs were properly remanded to state court, whereas the cases brought by military contractor plaintiffs who had received the Combat Arms Earplugs from the military should have remained in federal court. In November 2021, the Eighth Circuit granted 3M's unopposed motion to vacate the remand orders in the remaining appeals of military service member cases. The military service member cases are expected to be remanded to federal court and transferred to the MDL. There are approximately 40 lawsuits involving approximately 1,000 plaintiffs pending in the state court. The state court cases are subject to a bellwether case selection process. The first trial in Hennepin County is scheduled to start in August 2023.
In May 2023, the federal and state MDL courts issued orders providing that mediation would resume, and appointing additional mediators. The parties participated in multiple mediation sessions and discussions in May, June and July 2023. The substance of the ongoing mediation discussions is confidential pursuant to the courts' mediation orders. Attempts to comprehensively resolve with finality all Combat Arms earplugs claims against the Aearo Entities and 3M outside of the bankruptcy proceedings and in a litigation settlement involve significant challenges that could cause the Company to incur substantial and material costs.

Other than 3M’s funding commitment of approximately $1.0 billion relative to Combat Arms earplugs for its Aearo subsidiaries’ chapter 11 proceedings as described above and associated expenses, no liability has been recorded for the Combat Arms earplugs litigation because the Company believes any such liability is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. The accrued liability for the approximate $1.0 billion commitment is reflected within contingent liability claims and other (within other liabilities) on 3M’s consolidated balance sheet. Additionally, as a result of reconsolidation in the second quarter of 2023 of the former deconsolidated Aearo Entities, the following balances on 3M’s consolidated balance sheet as of December 31, 2022 do not appear on the comparative consolidated balance sheet as of June 30, 2023:
•$0.7 billion asset balance in equity and other investments (within other assets), reflecting 3M's equity investment interest in the entities.
•$0.6 billion net liability for former intercompany amounts due from 3M to the deconsolidated entities. The gross balances were reflected in other liabilities ($0.9 billion) and other assets ($0.3 billion).
As of June 30, 2023, the Company was a named defendant in approximately 5,493 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that the Bair Hugger™ patient warming system caused a surgical site infections in various joint arthroplasty, cardiovascular, and other surgeries.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts.
The JPML consolidated all cases pending in federal courts to the U.S. District Court for the District of Minnesota to be managed in an MDL proceeding. In July 2019, the court excluded several of the plaintiffs’ causation experts, and granted summary judgment for 3M in all cases pending at that time in the MDL. Plaintiffs appealed that decision to the U.S. Court of Appeals for the Eighth Circuit. Plaintiffs also appealed a 2018 jury verdict in favor of 3M in the first bellwether trial in the MDL and appealed the dismissal of another bellwether case. A panel of the appellate court in August 2021 reversed the district court’s exclusion of the plaintiffs’ causation experts and the grant of summary judgment for 3M. The Company sought further appellate en banc review by the full Eighth Circuit court. In November 2021, the Eighth Circuit court denied 3M’s petition for rehearing en banc. In February 2022, the Company filed a petition for a writ of certiorari in the U.S. Supreme Court. In May 2022, the U.S. Supreme Court declined 3M’s request to review the Eighth Circuit court’s decision. The MDL court has not yet issued a new case management order. Separately, in August 2021, the Eighth Circuit court affirmed the 2018 jury verdict in 3M’s favor in the only bellwether trial in the MDL.
In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deems appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court has assigned a new mediator to facilitate discussions of the litigation and possible resolution. In April 2023, plaintiffs filed a motion to disqualify the judge and magistrate judge overseeing the MDL. The motion was denied by both the district court judge and magistrate judge. The plaintiffs appealed the denial of the motion to dismiss the magistrate judge to the district court and the parties are awaiting a ruling on the appeal.
In addition to the federal cases, there are eight state court cases relating to the Bair Hugger™ patient warming system. Three are pending in Missouri state court and combine Bair Hugger™ product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have filed a notice of appeal. Another Missouri case is scheduled for trial in September 2024. There is also one case in Etowah County, Alabama that combines Bair Hugger™ product liability claims with medical malpractice claims. There have been state court cases filed in Pennsylvania and Montana that 3M has removed or will seek to remove to federal court and seek to have transferred to the MDL. 3M resolved for an immaterial amount the final state court case, which was filed in Hidalgo County, Texas.
As previously disclosed, 3M had been named a defendant in 61 cases in Minnesota state court. In January 2018, the Minnesota state court excluded plaintiffs’ experts and granted 3M’s motion for summary judgment on general causation. The Minnesota Court of Appeals affirmed the state court orders in their entirety and the Minnesota Supreme Court denied plaintiffs’ petition for review and entered the final dismissal in 2019, effectively ending the Minnesota state court cases. The Company is also a defendant in a Ramsey County, Minnesota putative class action filed in June 2023 on behalf of patients who claim to have used the Bair Hugger™ patient warming system alleging economic damages relating to representations made about the system. The Company has moved to dismiss the Ramsey County matter and anticipates a ruling later in 2023.

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
In October 2019, a stockholder derivative lawsuit was filed in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. In November and December 2019, two additional derivative lawsuits were filed in a Minnesota state court. The derivative lawsuits rely on similar factual allegations as the putative securities class action discussed above. The Minnesota state court cases were consolidated and stayed pending a decision on the motion to dismiss in the securities class action, and the Minnesota state plaintiffs have agreed to further stay their action pending a decision on the motion to dismiss the federal derivative lawsuit discussed below. In October 2020, the derivative action pending in the U.S. District Court for the District of New Jersey was dismissed, without prejudice, for failure to serve the complaint within the required time period. In May 2023, the Minnesota court dismissed the Minnesota state derivative action.
In August 2020, a stockholder who had previously submitted a books and records demand filed an additional follow-on derivative lawsuit in the U.S. District Court for the District of New Jersey against 3M and several of its current and former executives and directors. This derivative lawsuit, having been transferred to Minnesota federal court, also relies on similar factual allegations as the putative securities class action discussed above. In February 2021, an additional stockholder derivative lawsuit was filed in the District of Minnesota, making similar factual allegations as the putative securities class action discussed above. The Minnesota federal court consolidated these federal derivative suits and stayed them pending and through any appeal of the securities class action dismissal. The Minnesota federal plaintiffs then filed an amended complaint in February 2022. The defendants moved to dismiss the consolidated federal derivative action in May 2022, and the court dismissed the case in March 2023, which judgment is now final.
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

In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. The district court held a status conference in January 2023 where no case deadlines were set; the litigation remains in a pre-trial stage. The KCI Defendants filed a renewed motion for summary judgment in March 2023. Briefing on the motion for summary judgment is complete, but the district court granted a joint motion to vacate the hearing date to allow the parties to discuss a potential resolution of the case. The parties must provide a joint status report by the end of July 2023.
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
3M discloses business segment operating income (loss) as its measure of segment profit/loss, reconciled to both total 3M operating income (loss) and income before taxes. Business segment operating income (loss) excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated”).
Effective in the first quarter of 2023, the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)) was updated. The change to business segment operating income (loss) aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments. The changes included the items described below. The financial information presented herein reflects the impact of these business segment reporting changes for all periods presented.
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

Business Segment Information

(Millions)	Three months ended June 30,		Six months ended June 30,
Net Sales	2023	2022	2023	2022
Safety and Industrial	$2,765	$2,924	$5,544	$5,975
Transportation and Electronics	2,191	2,268	4,241	4,608
Health Care	2,075	2,179	4,085	4,307
Consumer	1,293	1,330	2,485	2,639
Corporate and Unallocated	1	1	1	2
Total Company	$8,325	$8,702	$16,356	$17,531

	Three months ended June 30,		Six months ended June 30,
Operating Performance	2023	2022	2023	2022
Safety and Industrial	$534	$(707)	$1,135	$(80)
Transportation and Electronics	410	475	704	939
Health Care	411	492	771	937
Consumer	235	248	414	467
Total business segment operating income (loss)	1,590	508	3,024	2,263
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(10,357)	(379)	(10,439)	(566)
Divestiture costs	(125)	—	(227)	—
Russia exit (charges) benefits	18	—	18	—
Total corporate special items	(10,464)	(379)	(10,648)	(566)
Other corporate expense - net	(84)	(19)	(93)	54
Total Corporate and Unallocated	(10,548)	(398)	(10,741)	(512)
Total Company operating income (loss)	(8,958)	110	(7,717)	1,751

Other expense/(income), net	65	50	117	88
Income (loss) before income taxes	$(9,023)	$60	$(7,834)	$1,663
Corporate and Unallocated
Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 14), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs/ benefits (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of PPE and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing, and service arrangements with Neogen Corporation following the 2022 split-off of 3M's Food Safety business. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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
The term "N/M" used herein references "not meaningful" for certain percent changes.
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
OVERVIEW
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2023, 3M made the following changes:
•Changes in measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income (loss))—and realignment of 3M's Consumer business segment from four divisions to three divisions. See additional information in Note 15. 3M's disclosed disaggregated revenue was also updated as a result of these changes. See additional information in Note 2.
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
3M has been and may continue to be impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). The Overview section of Part II, Item 7 of the Company’s 2022 Annual Report on Form 10-K provides a description of how COVID-19 has impacted or may impact 3M. In addition within this Form 10-Q for the quarterly period ended June 30, 2023, risk factors with respect to COVID-19 can be found in Item 1A “Risk Factors” and certain COVID-19 impacts are referenced in various discussions within this Form 10-Q, including in this Item 2.
3M is also impacted by certain special items such as costs for significant litigation and the sales and income associated with manufactured PFAS products that 3M plans to exit by the end of 2025. During the first six months of 2023, 3M's costs for significant litigation (see Certain amounts adjusted for special items - (non-GAAP measures) section below) totaled approximately $10.5 billion pre-tax and included, among other things, a $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS. See Certain amounts adjusted for special items - (non-GAAP measures) section below for additional discussion of these and other special items, including references therein to where further information is provided.
Additional information regarding certain items impacting pre-2023 periods that may also be relevant in 2023 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2022 Annual Report on Form 10-K.

Earnings (loss) per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in diluted earnings (loss) per share.

Earnings (loss) per diluted share	Three months ended June 30, 2023	Six months ended June 30, 2023
Same period last year	$0.14	$2.40
Net costs for significant litigation	2.34	2.73
Manufactured PFAS products	(0.03)	(0.05)
Total special items	2.31	2.68
Same period last year, excluding special items	$2.45	$5.08
Increase/(decrease) due to:
Total organic growth/productivity and other	0.06	(0.32)
Restructuring	(0.31)	(0.36)
Raw material impact	(0.04)	(0.18)
Foreign exchange impacts	(0.02)	(0.12)
Acquisitions/divestitures	(0.03)	(0.05)
Other expense (income), net	(0.03)	(0.05)
Income tax rate	0.02	—
Shares of common stock outstanding	0.07	0.14
Current period, excluding special items	2.17	4.14
Net costs for significant litigation	(14.43)	(14.51)
Divestiture costs	(0.19)	(0.34)
Russia exit (charges) benefits	0.04	0.04
Manufactured PFAS products	0.06	0.07
Total special items	(14.52)	(14.74)
Current period	$(12.35)	$(10.60)
The Company refers to various "adjusted" amounts or measures on an “adjusted basis.” These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
A discussion related to the components of year-on-year changes in earnings (loss) per diluted share follows:
Total organic growth/productivity and other:
•For the second quarter of 2023, the following components impacted operating margins and earnings (loss) per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted earnings (loss) per share by $0.09.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.15 per share which was impacted by the following:
•Benefits from ongoing productivity actions, restructuring, strong spending discipline and higher selling prices
•Lower sales volumes (particularly electronics/consumer retail), inflation impacts and investments in growth, productivity, and sustainability
•For the first six months of 2023, the following components impacted operating margins and earnings (loss) per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings (loss) per share by $0.30.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year decline of $0.02 per share which was impacted by the following:
▪Lower sales volumes (particularly electronics/consumer retail); investments in growth, productivity, and sustainability; manufacturing/supply chain headwinds; inflation impacts; China (COVID-related); and Europe geopolitical impacts
▪Benefits from spending discipline, restructuring, higher selling prices and ongoing productivity actions

Restructuring:
•3M recorded restructuring pre-tax charges of $212 million and $264 million in the second quarter and first six months of 2023, respectively, compared to no charges and $18 million in the same periods last year, respectively, (refer to Note 5 for additional discussion).
Raw material impact:
•3M continued to experience headwinds year-on-year from the carryover impact of higher raw material, logistics and energy cost inflation.
Foreign exchange impacts
•Foreign currency impacts (net of hedging) decreased operating income (loss) by approximately $39 million (or a decrease of pre-tax earnings (loss) by approximately $23 million) year-on-year for the second quarter of 2023 and decreased operating income (loss) by approximately $115 million (or a decrease of pre-tax earnings (loss) by approximately $99 million) year-on-year for the first six months of 2023, primarily resulting from the strength of the U.S. dollar. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Acquisitions/divestitures:
•Acquisition and divestiture impacts are measured separately for the first 12 months post-transaction.
•Divestiture impact includes lost income from divested businesses and remaining stranded costs (net of transition arrangement income). In the third quarter of 2022, 3M completed the split-off of the Food Safety business (discussed in Note 3).
•In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 14). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Other expense (income), net:
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the second quarter and first six months of 2023.
•Interest expense (net of interest income) decreased for the second quarter and first six months of 2023 compared to the same period year-on-year.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the second quarter of 2023 was 24.2 percent on a pre-tax loss, compared to (38.3) percent on pre-tax income in the prior year. The primary factor that impacted the comparison of these rates was the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (see Note 14). The effective tax rate for the first six months of 2023 was 25.2 percent, compared to 16.8 percent in the prior year. The primary factor that impacted the comparison of the six-month rates was the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS (discussed in Note 14).
•On an adjusted basis (as discussed below), the effective tax rate for the second quarter and first six months of 2023 was 19.1 percent and 18.5 percent, respectively, a decrease of 0.7 percentage points and a decrease of 0.1 percent, respectively, compared to the same period year-on-year.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings (loss) per share year-on-year for the second quarter and first six months of 2023.

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
This document contains measures for which 3M provides the reported GAAP measure and a non-GAAP measure adjusted for special items. These measures and reasons 3M believes they are useful to investors (and, as applicable, used by 3M) include:

GAAP amounts for which a measure adjusted for special items is also provided:	Reasons 3M believes the measure is useful
•Net sales (and sales change)
Considered, in addition to segment operating performance, in evaluating and managing operations; useful in understanding underlying business performance, provides additional transparency to special items

•Operating income (loss), segment operating income (loss) and operating income (loss) margin
•Income (loss) before taxes
•Provision for income taxes and effective tax rate
•Net income (loss)
•Earnings (loss) per share
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 14). Net costs include the impacts of changes in accrued liabilities (including interest imputation on contractual settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 14), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
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
Russia exit charges/benefits:
•In the second quarter of 2023, 3M recorded a gain on final disposal of net assets in Russia. Previously, in the third quarter of 2022, 3M recorded a charge primarily related to impairment of these assets in connection with management's committed exit and disposal plan. Refer to Note 13 for further details.

	Three months ended June 30, 2022
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$(707)	(24.2)%
Adjustments for special items:
Net costs for significant litigation		1,337
Total special items		1,337
Adjusted amounts (non-GAAP measures)		$630	21.5%
Transportation and Electronics
GAAP amounts	$2,268	$475	21.0%
Adjustments for special items:
Manufactured PFAS products	(318)	(20)
Total special items	(318)	(20)
Adjusted amounts (non-GAAP measures)	$1,950	$455	23.4%
Total Company
GAAP amounts	$8,702	$110	1.3%	$60	$(23)	(38.3)%	$78	$0.14
Adjustments for special items:
Net costs for significant litigation	—	1,716		1,716	374		1,342	2.34
Manufactured PFAS products	(318)	(20)		(20)	(6)		(14)	(0.03)
Total special items	(318)	1,696		1,696	368		1,328	2.31
Adjusted amounts (non-GAAP measures)	$8,384	$1,806	21.6%	$1,756	$345	19.8%	$1,406	$2.45

	Three months ended June 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$534	19.3%
Adjustments for special items:
Net costs for significant litigation			80
Total special items			80
Adjusted amounts (non-GAAP measures)			$614	22.2%
Transportation and Electronics
GAAP amounts	$2,191	(3.4)%	$410	18.7%
Adjustments for special items:
Manufactured PFAS products	(332)		(41)
Total special items	(332)		(41)
Adjusted amounts (non-GAAP measures)	$1,859	(4.7)%	$369	19.8%
Total Company
GAAP amounts	$8,325	(4.3)%	$(8,958)	(107.6)%	$(9,023)	$(2,184)	24.2%	$(6,841)	$(12.35)	N/M
Adjustments for special items:
Net costs for significant litigation[1]	—		10,437		10,449	2,457		7,992	14.43
Manufactured PFAS products	(332)		(41)		(41)	(10)		(31)	(0.06)
Russia exit charges (benefits)	—		(18)		(18)	3		(21)	(0.04)
Divestiture costs	—		125		125	20		105	0.19
Total special items	(332)		10,503		10,515	2,470		8,045	14.52
Adjusted amounts (non-GAAP measures)	$7,993	(4.7)%	$1,545	19.3%	$1,492	$286	19.1%	$1,204	$2.17	(12)%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Three months ended June 30, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(2.2)%	0.1%	(1.3)%	(0.9)%	(4.3)%
Remove manufactured PFAS products special item impact	(0.3)	—	(0.1)	—	(0.4)
Adjusted total Company (non-GAAP measures)	(2.5)%	0.1%	(1.4)%	(0.9)%	(4.7)%

Transportation and Electronics	(1.3)%	0.5%	(1.3)%	(1.3)%	(3.4)%
Remove manufactured PFAS products special item impact	(1.1)	0.1	(0.2)	(0.1)	(1.3)
Adjusted Transportation and Electronics (non-GAAP measures)	(2.4)%	0.6%	(1.5)%	(1.4)%	(4.7)%

	Six months ended June 30, 2022
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$(80)	(1.3)%
Adjustments for special items:
Net costs for significant litigation		1,400
Total special items		1,400
Adjusted amounts (non-GAAP measures)		$1,320	22.1%
Transportation and Electronics
GAAP amounts	$4,608	$939	20.4%
Adjustments for special items:
Manufactured PFAS products	(638)	(36)
Total special items	(638)	(36)
Adjusted amounts (non-GAAP measures)	$3,970	$903	22.8%
Total Company
GAAP amounts	$17,531	$1,751	10.0%	$1,663	$279	16.8%	$1,377	$2.40
Adjustments for special items:
Net costs for significant litigation	—	1,966		1,966	399		1,567	2.73
Manufactured PFAS products	(638)	(36)		(36)	(10)		(26)	(0.05)
Total special items	(638)	1,930		1,930	389		1,541	2.68
Adjusted amounts (non-GAAP measures)	$16,893	$3,681	21.8%	$3,593	$668	18.6%	$2,918	$5.08

	Six months ended June 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$1,135	20.5%
Adjustments for special items:
Net costs for significant litigation			41
Total special items			41
Adjusted amounts (non-GAAP measures)			$1,176	21.2%
Transportation and Electronics
GAAP amounts	$4,241	(8.0)%	$704	16.6%
Adjustments for special items:
Manufactured PFAS products	(677)		(51)
Total special items	(677)		(51)
Adjusted amounts (non-GAAP measures)	$3,564	(10.2)%	$653	18.3%
Total Company
GAAP amounts	$16,356	(6.7)%	$(7,717)	(47.2)%	$(7,834)	$(1,974)	25.2%	$(5,865)	$(10.60)	N/M
Adjustments for special items:
Net costs for significant litigation[1]	—		10,480		10,492	2,464		8,028	14.51
Manufactured PFAS products	(677)		(51)		(51)	(13)		(38)	(0.07)
Russia exit charges (benefits)	—		(18)		$(18)	3		(21)	(0.04)
Divestiture costs	—		227		227	40		187	0.34
Total special items	(677)		10,638		10,650	2,494		8,156	14.74
Adjusted amounts (non-GAAP measures)	$15,679	(7.2)%	$2,921	18.6%	$2,816	$520	18.5%	$2,291	$4.14	(19)%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Six months ended June 30, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(3.6)%	0.1%	(1.3)%	(1.9)%	(6.7)%
Remove manufactured PFAS products special item impact	(0.5)	—	(0.1)	0.1	(0.5)
Adjusted total Company (non-GAAP measures)	(4.1)%	0.1%	(1.4)%	(1.8)%	(7.2)%

Transportation and Electronics	(4.7)%	0.2%	(1.1)%	(2.4)%	(8.0)%
Remove manufactured PFAS products special item impact	(2.3)	0.1	(0.2)	0.2	(2.2)
Adjusted Transportation and Electronics (non-GAAP measures)	(7.0)%	0.3%	(1.3)%	(2.2)%	(10.2)%

Sales and operating income (loss) by business segment:
The following tables contain sales and operating income (loss) results by business segment for the three and six months ended June 30, 2023 and 2022. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2023 versus 2022 results, including Corporate and Unallocated. Refer to Note 15 for additional information on business segments.

	Three months ended June 30,
	2023		2022		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$2,765	$534	$2,924	$(707)	(5.5)%	(175.6)%
Transportation and Electronics	2,191	410	2,268	475	(3.4)	(13.8)
Health Care	2,075	411	2,179	492	(4.8)	(16.4)
Consumer	1,293	235	1,330	248	(2.7)	(5.1)
Corporate and Unallocated	1	(10,548)	1	(398)
Total Company	$8,325	$(8,958)	$8,702	$110	(4.3)%	N/M

	Six months ended June 30,
	2023		2022		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$5,544	$1,135	$5,975	$(80)	(7.2)%	N/M
Transportation and Electronics	4,241	704	4,608	939	(8.0)	(25.1)
Health Care	4,085	771	4,307	937	(5.2)	(17.7)
Consumer	2,485	414	2,639	467	(5.8)	(11.4)
Corporate and Unallocated	1	(10,741)	2	(512)
Total Company	$16,356	$(7,717)	$17,531	$1,751	(6.7)%	N/M

	Three months ended June 30, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(4.6)%	—%	—%	(0.9)%	(5.5)%
Transportation and Electronics	(1.3)	0.5	(1.3)	(1.3)	(3.4)
Health Care	0.1	—	(4.1)	(0.8)	(4.8)
Consumer	(2.2)	—	—	(0.5)	(2.7)
Total Company	(2.2)	0.1	(1.3)	(0.9)	(4.3)

	Six months ended June 30, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(5.3)%	—%	—%	(1.9)%	(7.2)%
Transportation and Electronics	(4.7)	0.2	(1.1)	(2.4)	(8.0)
Health Care	0.8	—	(4.2)	(1.8)	(5.2)
Consumer	(4.5)	—	(0.1)	(1.2)	(5.8)
Total Company	(3.6)	0.1	(1.3)	(1.9)	(6.7)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area:
Percent change information compares the three and six months ended June 30, 2023 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,678	$2,134	$1,513	$—	$8,325
% of worldwide sales	56.2%	25.6%	18.2%		100.0%
Components of net sales change:
Organic sales	0.1	(8.1)	0.3		(2.2)
Acquisitions	0.2	—	—		0.1
Divestitures	(1.6)	(1.0)	(0.8)		(1.3)
Translation	(0.2)	(3.7)	1.1		(0.9)
Total sales change	(1.5)%	(12.8)%	0.6%		(4.3)%

	Six months ended June 30, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$9,077	$4,314	$2,965	$—	$16,356
% of worldwide sales	55.5%	26.4%	18.1%		100.0%
Components of net sales change:
Organic sales	0.6	(11.7)	(2.2)		(3.6)
Acquisitions	0.1	—	—		0.1
Divestitures	(1.6)	(1.0)	(0.9)		(1.3)
Translation	(0.3)	(4.6)	(2.0)		(1.9)
Total sales change	(1.2)%	(17.3)%	(5.1)%		(6.7)%
Additional information beyond what is included in the preceding tables are as follows:
•For the second quarter of 2023, in the Americas geographic area, U.S. total sales decreased 1 percent which included flat organic sales. Total sales in Mexico increased 9 percent which included increased organic sales of 11 percent. In Canada, total sales decreased 16 percent which included decreased organic sales of 11 percent. In Brazil, total sales decreased 2 percent which included increased organic sales of 2 percent. In the Asia Pacific geographic area, China total sales decreased 8 percent which included decreased organic sales of 4 percent. In Japan, total sales decreased 19 percent which included decreased organic sales of 13 percent.
•For the first six months of 2023, in the Americas geographic area, U.S. total sales were flat which included increased organic sales of 1 percent. Total sales in Mexico increased 7 percent which included increased organic sales of 11 percent. In Canada, total sales decreased 15 percent which included decreased organic sales of 9 percent. In Brazil, total sales increased 1 percent which included increased organic sales of 5 percent. In the Asia Pacific geographic area, China total sales decreased 16 percent which included decreased organic sales of 11 percent. In Japan, total sales decreased 20 percent which included decreased organic sales of 12 percent.
Managing currency risks:
The stronger U.S. dollar had a negative impact on sales in the second quarter and first six months of 2023 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the second quarter and first six months of 2023 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency in question. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:
Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2023, the Company purchased $29 million of its own stock, compared to $773 million of stock purchases in the first six months of 2022. As of June 30, 2023, approximately $4.2 billion remained available under the authorization. In February 2023, 3M’s Board of Directors declared a first-quarter 2023 dividend of $1.50 per share, an increase of 1 percent. This marked the 65th consecutive year of dividend increases for 3M. In May 2023, 3M's Board of Directors declared a second-quarter 2023 dividend of $1.50 per share.
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
(Percent of net sales)	2023	2022	Change	2023	2022	Change
Cost of sales	55.3%	58.5%	(3.2)%	56.4%	56.6%	(0.2)%
Selling, general and administrative expenses (SG&A)	146.6	34.7	111.9	85.0	27.9	57.1
Research, development and related expenses (R&D)	5.7	5.5	0.2	5.8	5.5	0.3
Operating income (loss) margin	(107.6)%	1.3%	(108.9)%	(47.2)%	10.0%	(57.2)%
Stock compensation expense was $41 million and $47 million for the second quarter of 2023 and 2022, respectively, and was $176 million and $182 million for the six months ended June 30, 2023 and 2022, respectively, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The Company’s annual stock option and restricted stock unit grant is made in February. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. This retiree-eligible population represents 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter each year.
3M expects global defined benefit pension and postretirement service cost expense in 2023 to decrease by approximately $160 million pre-tax when compared to 2022, which impacts cost of sales, SG&A, and R&D. The year-on-year decrease in defined benefit pension and postretirement service cost expense for the second quarter and first six months of 2023 was approximately $38 million and $80 million, respectively.
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
Cost of Sales:
Cost of sales, measured as a percent of sales, decreased in the second quarter and first six months of 2023 when compared to the same period last year. Decreases were primarily due to lower year-on-year net costs for significant litigation to address certain PFAS-related matters at 3M's Zwijndrecht, Belgium site, higher selling prices, spending discipline and restructuring benefits. These decreases were partially offset by higher raw materials and energy costs; manufacturing productivity headwinds; investments in growth, productivity and sustainability; and restructuring charges.

Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, increased in the second quarter and first six months of 2023 when compared to the same period last year. SG&A in 2023 was primarily impacted by a $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS (see Note 14). SG&A was also impacted by restructuring charges, divestiture costs (related to separating and preparing the Health Care business for spin-off), continued investment in key growth initiatives and ongoing respirator mask/asbestos litigation matters. These impacts were partially offset by lower net costs for significant litigation to address Combat Arms Earplugs litigation matters (for which a pre-tax charge of approximately $1.2 billion was reflected in the second quarter of 2022), restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, increased in the second quarter and first six months of 2023 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D was also impacted by restructuring charges.
Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the second quarter and first six months of 2023 compared to the same period year-on-year primarily driven by interest income generated on invested cash.
The non-service pension and postretirement net benefit decreased approximately $36 million and $72 million in the second quarter and first six months of 2023, respectively, compared to the same period year-on-year.
Provision (benefit) for Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income/loss)	2023	2022	2023	2022
Effective tax rate	24.2%	(38.3)%	25.2%	16.8%
The primary factors that impacted the comparisons of the Company's effective tax rate for the second quarters and the first six months of 2023 and 2022 were the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation and the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS (both discussed in Note 14).
The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Income (loss) from unconsolidated subsidiaries, net of taxes	$3	$(1)	$5	$1
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020. In the fourth quarter of 2022, 3M sold its remaining ownership interest in Kindeva.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2023	2022	2023	2022
Net income (loss) attributable to noncontrolling interest	$5	$4	$10	$8
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
PERFORMANCE BY BUSINESS SEGMENT
Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 15. Effective in the first quarter of 2023, the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)) was updated for all comparative periods presented. The change to business segment operating income (loss) aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments (see Note 15 for additional details).
Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.
Corporate and Unallocated:
In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 15. Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 14) costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs/benefits (see Note 13). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of property, plant and equipment and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing and service arrangements with Neogen Corporation following the 2022 split-off of 3M's Food Safety business. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated operating expenses increased in the second quarter and first six months of 2023, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 15 for additional information on the components of corporate special items. Corporate special item net costs increased year-over-year primarily due to increased net costs for significant litigation as a result of the $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS (see Note 14) and divestiture costs.
Other Corporate Expense - Net
Other corporate operating expenses, net, increased in the second quarter and first six months of 2023, when compared to the same period last year. The year-on-year increase was primarily due to higher pre-tax restructuring charges (see Note 5).
Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's 2022 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales (millions)	$2,765	$2,924	$5,544	$5,975
Sales change analysis:
Organic sales	(4.6)%		(5.3)%
Translation	(0.9)		(1.9)
Total sales change	(5.5)%		(7.2)%

Business segment operating income (loss) (millions)	$534	$(707)	$1,135	$(80)
Percent change	(175.6)%		N/M
Percent of sales	19.3%	(24.2) %	20.5%	(1.3) %

Adjusted business segment operating income (millions) (non-GAAP measure)	$614	$630	$1,176	$1,320
Percent change	(2.4)%		(10.9)%
Percent of sales	22.2%	21.5%	21.2%	22.1%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs related to respirator mask/asbestos (Aearo-related and non-Aearo related). During the voluntary Aearo chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023 —see Note 14), net costs related to Aearo-respirator mask/asbestos matters were reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continued to be reflected as special items in the Safety and Industrial business segment. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected in the Safety and Industrial business segment (rather than reflected in Corporate and Unallocated--see note 15 for additional information). Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Second quarter 2023 results:
Sales in Safety and Industrial were down 5.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules, and automotive aftermarket and decreased in closure and masking systems, personal safety, industrial adhesives and tapes, abrasives and electrical markets.
•Growth was held back by disposable respirator sales decline within personal safety (which negatively impacted year-on-year second quarter organic growth by 4.8 percentage points); declines in closure and masking systems due to slowdown in packaging and shipping activity; and declines within industrial adhesives and tapes from continued end-market softness in electronics.
Business segment operating income (loss) margins increased year-on-year primarily due to lower special item costs for significant litigation. 2022 was impacted by a pre-tax charge in the second quarter of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14). In addition, year-on-year margins increased from productivity actions, strong spending discipline, and pricing which more than offset the decline driven by lower sales volume, restructuring costs, and inflation impacts. Adjusting for special items (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

First six months 2023 results:
Sales in Safety and Industrial were down 7.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive aftermarket, electrical markets, roofing granules, and abrasives and decreased in personal safety, industrial adhesives and tapes, and closure and masking systems.
•Growth was held back by the disposable respirator sales decline within personal safety along with the exit of Russia (which, together, negatively impacted year-on-year organic growth by 7.3 percentage points) for the first six months of 2023; declines within industrial adhesives and tapes due to consumer electronics softness, closure and masking systems was down as consumers pulled back on discretionary spending impacting e-commerce shipments (slowing down in packaging and shipping activity).
Business segment operating income (loss) margins increased year-on-year primarily due to lower special item costs for significant litigation. 2022 was impacted by a pre-tax charge in the second quarter of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14). Margins were also impacted by aggressive spending discipline, pricing and productivity actions which were more than offset by the lower sales volume, restructuring costs, inflation impacts, investments in the business and China COVID-related challenges. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
Transportation and Electronics Business:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales (millions)	$2,191	$2,268	$4,241	$4,608
Sales change analysis:
Organic sales	(1.3)%		(4.7)%
Acquisitions	0.5%		0.2
Divestitures	(1.3)		(1.1)
Translation	(1.3)		(2.4)
Total sales change	(3.4)%		(8.0)%

Business segment operating income (millions)	$410	$475	$704	$939
Percent change	(13.8)%		(25.1)%
Percent of sales	18.7%	21.0%	16.6%	20.4%

Adjusted sales (millions) (non-GAAP measure)	$1,859	$1,950	$3,564	$3,970
Sales change analysis:
Organic sales	(2.4)%		(7.0)%
Acquisitions	0.6		0.3
Divestitures	(1.5)		(1.3)
Translation	(1.4)		(2.2)
Total sales change	(4.7)%		(10.2)%

Adjusted business segment operating income (millions) (non-GAAP measure)	$369	$455	$653	$903
Percent change	(19.3)%		(27.8)%
Percent of sales	19.8%	23.4%	18.3%	22.8%
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

Second quarter 2023 results:
Sales in Transportation and Electronics were down 3.4 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 4.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, transportation safety, and commercial solutions, were flat in advanced materials and decreased in electronics.
•Growth continued to be held back by soft end-market demand for electronics partially offset by growth in automotive and aerospace, which outpaced global car and light truck builds.
Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 14). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins decreased year-on-year from sales volume declines, restructuring costs, and inflation impacts partially offset by benefits from strong spending discipline, productivity actions, and pricing. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
First six months 2023 results:
Sales in Transportation and Electronics were down 8.0 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 10.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, transportation safety, commercial solutions, and advanced materials and decreased in electronics.
•Growth continued to be held back by consumer electronics end-market weakness.
Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 14). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins decreased year-on-year from lower sales volumes, inflation impacts, investments in the business, restructuring costs, manufacturing and supply chain headwinds and China COVID-related challenges partially offset by benefits from aggressive spending discipline, pricing and productivity actions. Adjusting for special item PFAS manufacturing exit costs (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Health Care Business:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales (millions)	$2,075	$2,179	$4,085	$4,307
Sales change analysis:
Organic sales	0.1%		0.8%
Divestitures	(4.1)		(4.2)
Translation	(0.8)		(1.8)
Total sales change	(4.8)%		(5.2)%

Business segment operating income (millions)	$411	$492	$771	$937
Percent change	(16.4)%		(17.7)%
Percent of sales	19.8%	22.6%	18.9%	21.8%
Second quarter 2023 results:
Sales in Health Care were down 4.8 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in oral care, were flat in medical solutions, and decreased in separation and purification and health information systems.
•Growth was held back by declines in separation and purification and health information systems, which continued to be negatively impacted by lower post-COVID-related biopharma demand and ongoing stress on hospital budgets.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the Food Safety Division split-off transaction in the third quarter of 2022.
Business segment operating income margins decreased year-on-year due to lower sales volume, restructuring costs, and inflation impacts partially offset by benefits from strong spending discipline, productivity actions, and pricing.
As discussed in Note 3, in the third quarter of 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business. In addition, as discussed in Note 3, in the second quarter of 2023, 3M entered into agreements to sell the assets associated with its dental local anesthetic business That transaction is expected to close in the third quarter of 2023.
First six months 2023 results:
Sales in Health Care were down 5.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in medical solutions and oral care and decreased in separation and purification and health information systems.
•Growth was held back by declines in separation and purification due to the normalization of post-COVID-related biopharma demand, declines in health information systems from ongoing stress on hospital budgets along with overall headwinds from the exit of Russia.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the divestiture from the Food Safety Division split-off transaction and combination with Neogen completed in the third quarter of 2022.
Business segment operating income margins decreased year-on-year due to due to manufacturing and supply chain headwinds, inflation impacts, investments in the business and restructuring costs partially offset by benefits from aggressive spending discipline, pricing and productivity actions.

Consumer Business:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Sales (millions)	$1,293	$1,330	$2,485	$2,639
Sales change analysis:
Organic sales	(2.2)%		(4.5)%
Divestitures	—		(0.1)
Translation	(0.5)		(1.2)
Total sales change	(2.7)%		(5.8)%

Business segment operating income (millions)	$235	$248	$414	$467
Percent change	(5.1)%		(11.4)%
Percent of sales	18.2%	18.6%	16.7%	17.7%
Second quarter 2023 results:
Sales in Consumer were down 2.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home health and auto care, and decreased in stationery and office and home improvement.
•Growth was negatively impacted as discretionary spending trends on hardline categories remains soft.
Business segment operating income margins decreased year-on-year from lower sales volumes, restructuring costs, and inflation impacts, partially offset by benefits from strong spending discipline, productivity actions, and pricing.
First six months 2023 results:
Sales in Consumer were down 5.8 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in home improvement, home health and auto care, and stationery and office.
•Growth was negatively impacted as consumers have shifted their spending patterns to more non-discretionary items.
Business segment operating income margins decreased year-on-year from lower sales volumes, inflation impacts, investments, manufacturing and supply chain headwinds, and restructuring costs partially offset by benefits from aggressive spending discipline, pricing and productivity actions.

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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had $1.8 billion in commercial paper outstanding at June 30, 2023, compared to no commercial paper outstanding as of December 31, 2022.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of June 2023, 3M has a credit rating of A2, negative outlook from Moody's Investors Service, and a credit rating of A-, CreditWatch negative from S&P Global Ratings.
The Company’s total debt at June 30, 2023 was consistent when compared to December 31, 2022 as maturities of $1.8 billion of fixed-rate notes were offset by issuances of commercial paper of $1.8 billion. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA ceased publication of certain LIBOR rates after December 31, 2021. USD LIBOR rates that did not cease on December 31, 2021 will continue to be published through June 30, 2023, and certain USD LIBOR rates subject to a synthetic methodology will continue to be published until September 2024. The Company anticipates its debt securities, bank facilities, and derivative instruments that previously utilized LIBOR as the reference rate will transition to the Secured Overnight Financing Rate, or SOFR, as a reference rate as necessary.
Effective February 8, 2023, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated February 10, 2020. In May 2016, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series. As of June 30, 2023, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 in 3M's 2022 Annual Report on Form 10-K.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at June 30, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2023, this ratio, reflecting the July 2023 amendment, was approximately 17 to 1. Debt covenants do not restrict the payment of dividends.

The Company also had $315 million in stand-alone letters of credit and bank guarantees issued and outstanding at June 30, 2023. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities:
At June 30, 2023, 3M had $4.3 billion of cash, cash equivalents and marketable securities, of which approximately $3.2 billion was held by the Company’s foreign subsidiaries and approximately $1.1 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2022, 3M had $3.9 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and $1.2 billion was held by the United States. The increase from December 31, 2022 primarily resulted from cash flow from operations.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of June 30, 2023 and December 31, 2022.

(Millions)	June 30, 2023	December 31, 2022	Change
Total debt	$15,987	$15,939	$48
Less: Cash, cash equivalents and marketable securities	4,337	3,916	421
Net debt (non-GAAP measure)	$11,650	$12,023	$(373)
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
Working capital (non-GAAP measure):

(Millions)	June 30, 2023	December 31, 2022	Change
Current assets	$15,754	$14,688	$1,066
Less: Current liabilities	10,936	9,523	1,413
Working capital (non-GAAP measure)	$4,818	$5,165	$(347)
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
Working capital decreased $0.3 billion compared with December 31, 2022. Balance changes in current assets increased working capital by $1.1 billion, driven largely by increases in cash and cash equivalents and accounts receivable. Balance changes in current liabilities decreased working capital by $1.4 billion, primarily due to increases in short-term borrowings driven by issuances of commercial paper and increases in other current liabilities.

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
Cash Flows from Operating Activities:

	Six months ended June 30,
(Millions)	2023	2022
Net income (loss) including noncontrolling interest	$(5,855)	$1,385
Depreciation and amortization	915	921
Company pension and postretirement contributions	(57)	(80)
Company pension and postretirement expense	75	83
Stock-based compensation expense	176	182
Income taxes (deferred and accrued income taxes)	(2,956)	(460)
Accounts receivable	(393)	(457)
Inventories	101	(837)
Accounts payable	135	401
Other — net	10,643	1,000
Net cash provided by (used in) operating activities	$2,784	$2,138
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.
In the first six months of 2023, cash flows provided by operating activities increased $646 million compared to the same period last year, primarily driven by the combination of accounts receivable, inventories and accounts payable. Cumulatively, they decreased operating cash flow by $157 million in the first six months of 2023, compared to operating cash flow decreasing by $893 million for these items in the first six months of 2022. The second quarter pre-tax charges of approximately $10.3 billion in 2023 related to the proposed settlement agreement with public water systems in the United States regarding PFAS and $1.2 billion in 2022 related to steps toward resolving Combat Arms Earplugs litigation (both discussed in Note 14) largely impacted the net income component above, with offsets in the other-net and deferred tax elements in each of those periods.
Cash Flows from Investing Activities:

	Six months ended June 30,
(Millions)	2023	2022
Purchases of property, plant and equipment (PP&E)	$(852)	$(808)
Proceeds from sale of PP&E and other assets	23	56
Acquisitions, net of cash acquired	—	—
Purchases and proceeds from maturities and sale of marketable securities and investments, net	170	(62)
Proceeds from sale of businesses, net of cash sold	3	13
Other — net	37	(13)
Net cash provided by (used in) investing activities	$(619)	$(814)
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
Cash Flows from Financing Activities:

	Six months ended June 30,
(Millions)	2023	2022
Change in short-term debt — net	$651	$344
Repayment of debt (maturities greater than 90 days)	(1,802)	(1,179)
Proceeds from debt (maturities greater than 90 days)	1,107	1
Total cash change in debt	(44)	(834)
Purchases of treasury stock	(29)	(773)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	218	227
Dividends paid to shareholders	(1,655)	(1,700)
Other — net	(9)	(22)
Net cash provided by (used in) financing activities	$(1,519)	$(3,102)
Total debt was approximately $16.0 billion at June 30, 2023 and $15.9 billion at December 31, 2022. During the first six months of 2023, maturities of $1.8 billion of fixed-rate notes were offset by issuances of commercial paper of $1.8 billion. The Company had $1.8 billion in commercial paper outstanding at June 30, 2023, compared to no commercial paper outstanding as of December 31, 2022. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Proceeds from debt (maturities greater than 90 days)” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2022 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2023, the Company purchased $29 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2023, 3M’s Board of Directors declared a first-quarter 2023 dividend of $1.50 per share, an increase of 1 percent. This is equivalent to an annual dividend of $6.00 per share and marked the 65th consecutive year of dividend increases. In May 2023, 3M's Board of Directors declared a second-quarter 2023 dividend of $1.50 per share.
Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in overdraft balances, and principal payments for finance leases.
Free Cash Flow (non-GAAP measure):
Free cash flow and free cash flow conversion are not defined under U.S. generally accepted accounting principles (GAAP). Therefore, they should not be considered a substitute for income (loss) or cash flow data prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies. The Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. The Company defines free cash flow conversion as free cash flow divided by net income (loss) attributable to 3M. The Company believes free cash flow and free cash flow conversion are meaningful to investors as they are useful measures of performance and the Company uses these measures as an indication of the strength of the company and its ability to generate cash. Free cash flow and free cash flow conversion vary across quarters throughout the year. Below find a recap of free cash flow and free cash flow conversion.

Refer to the preceding Cash Flows from Operating Activities and Cash Flows from Investing Activities sections for discussion of items that impacted the operating cash flow and purchases of PP&E components of the calculation of free cash flow. Refer to the preceding Results of Operations section for discussion of items that impacted the net income (loss) attributable to 3M component of the calculation of free cash flow conversion.

	Six months ended June 30,
(Millions)	2023	2022
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$2,784	$2,138
Net cash provided by (used in) investing activities	(619)	(814)
Net cash provided by (used in) financing activities	(1,519)	(3,102)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$2,784	$2,138
Purchases of property, plant and equipment	(852)	(808)
Free cash flow	1,932	1,330
Net income (loss) attributable to 3M	$(5,865)	$1,377
Free cash flow conversion	(33)%	97%
Material Cash Requirements from Known Contractual and Other Obligations:
See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2022 Annual Report on Form 10-K. In addition, the Company expects to pay up to $12.5 billion in the aggregate from 2024 through 2036 pursuant to the terms of a proposed settlement agreement with public water systems in the United States related to PFAS. See Note 14 and the settlement agreement that is included in the exhibit list to this filing for additional information.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions, such as interest rates, monetary policy, financial conditions of our suppliers and customers, trade restrictions such as tariffs and retaliatory counter measures, inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
•risks related to unexpected events such as the public health crises associated with the coronavirus (COVID-19) global pandemic,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," as well as matters related to the Company's plans to discontinue the use of PFAS,
•risks related to the proposed class-action settlement (“Settlement”) to resolve claims by public water systems in the United States regarding PFAS, including whether court approval of the Settlement will be obtained, whether the number of plaintiffs that opt out of the Settlement will exceed current expectations or will exceed the level that would permit 3M to terminate the Settlement (and whether 3M will elect to terminate the Settlement if this occurs), whether the Settlement is appealed, the timing and amount of payments made under the Settlement, and the impact of the settlement on other PFAS-related matters,
•the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
•competitive conditions and customer preferences,
•foreign currency exchange rates and fluctuations in those rates,
•new business opportunities, product and service development, and future performance or results of current or anticipated products and services,
•fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
•information technology systems including implementation of an enterprise resource planning (ERP) system,
•security breaches and other disruptions to information technology infrastructure,
•the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•operational execution, including inability to generate productivity improvements and impact of organizational restructuring activities,
•future levels of indebtedness, common stock repurchases and capital spending,
•future access to credit markets and the cost of credit,
•pension and postretirement obligation assumptions and future contributions,
•asset impairments,
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2022 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2023. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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
The Company completed implementation with respect to various processes/sub-processes in certain subsidiaries/locations, including aspects relative to the United States, and will continue to roll out the ERP system over the next several years. As with any new information technology application the Company implements, this application, along with the internal control over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The Company concluded, as part of its evaluation described in the above paragraphs, that the implementation of the ERP system in these circumstances has not materially affected its internal control over financial reporting.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2023
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
The global economy has been impacted by the military conflict between Russia and Ukraine. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. 3M suspended operations of its subsidiaries in Russia in March 2022 and completed a sale of the related assets in June 2023. 3M also has other operations that source certain raw materials from suppliers in Russia and has experienced related supply disruption due to the conflict. These geopolitical tensions could result in, among other things, cyberattacks, further supply chain disruptions impacting downstream customers, higher energy costs, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect the Company's business and supply chain.
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
3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the Aqueous Film Forming Foam (AFFF) multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a proposed class-action settlement (“Settlement”) to resolve a wide range of drinking water claims by public water systems in the United States regarding any PFAS, subject to court approval. If the court approves the Settlement and all conditions in the Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the Settlement, with payments to be made annually from 2024 through 2036, in exchange for a release of certain claims, as described further in Note 14. The Settlement gives 3M the option to terminate the Settlement if the numbers of eligible class members opting out of the Settlement exceed specified levels. Unexpected events related to the Settlement, including whether court approval of the Settlement will be obtained, whether the number of plaintiffs that opt out of the Settlement will exceed current expectations or will exceed the level that would permit 3M to terminate the Settlement (and whether 3M will elect to terminate the Settlement if this occurs), whether the Settlement is appealed, and the impact of the settlement on other PFAS-related matters could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position.
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

Risks Related to Our Business
* The Company employs information technology systems to support its business and collect, store, and/or use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of its business transformation on a worldwide basis over the next several years. Security and data breaches, cyberattacks, and other cybersecurity incidents involving the Company’s information technology systems, networks and infrastructure could disrupt or interfere with the Company’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers, and employees; and expose the Company to numerous expenses, liabilities, and other negative consequences, any or all of which could adversely impact the Company’s business, reputation, and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information technology systems, networks and infrastructure are still potentially susceptible to attack, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or in the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several years, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cyberattacks on and breaches and other disruptions of the Company’s and the third parties' information technology systems and infrastructure, we do not believe that any such incidents to date have had a material impact on the Company. Any cybersecurity incident or information technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of June 2023, 3M has a credit rating of A2, negative outlook from Moody's Investors Service, and a credit rating of A-, CreditWatch negative from S&P Global Ratings. Moody’s Investor Service downgraded the Company’s credit rating from A1 to A2, and S&P Global Ratings downgraded the Company’s credit rating from A to A- (and downgraded the Company’s short-term credit rating from A-2 to A-1), in connection with the Company’s announcement of the Settlement. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.
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
On July 26, 2022, Aearo Technologies and certain of its related entities ("Aearo Entities"), all wholly owned subsidiaries of the Company, voluntarily initiated chapter 11 proceedings seeking bankruptcy court supervision to establish a trust – funded by the Company – to address potential liabilities related to Dual-Ended Combat Arms – Version 2 earplugs and mask/respirator products historically manufactured and sold by Aearo Entities. This represented a change in strategy for managing the Combat Arms Version 2 earplugs and Aearo respirator mask/asbestos alleged litigation liabilities. Aearo Entities were acquired by the Company in 2008 and they, along with its related subsidiaries, have operated as Company subsidiaries since that time. 3M has entered into a funding agreement with Aearo Entities and committed to fund a trust to satisfy all claims determined to be entitled to compensation, and to support Aearo Entities as they continue to operate during the chapter 11 proceedings. 3M committed $1.0 billion to fund this trust and an additional $0.2 billion to fund projected related case expenses. Under the terms of the funding agreement, 3M would provide additional funding if required by the Aearo Entities. As discussed in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the bankruptcy court dismissed the bankruptcy proceeding, and the judge certified a direct appeal of the dismissal to the U.S. Court of Appeals for the Seventh Circuit. Aearo has appealed the decision. Following dismissal of the bankruptcy, Combat Arms earplugs claims against the Aearo Entities will proceed in the federal and state multidistrict litigation, and will continue to proceed against 3M, which is a defendants in those litigation matters. 3M has been engaged in active confidential mediation pursuant to the orders of the federal and state MDL courts. There are a number of risks and uncertainties associated with the chapter 11 proceedings, including, among others, those related to: legal risks related to the chapter 11 proceedings; potential impacts to the Company’s reputation and relationships with its customers, suppliers, federal contracting officials, employees, regulators, and other counterparties and community members; impacts to the Company’s liquidity or results of operations, including risks related to the amount that will be necessary to fully and finally resolve all of the Company’s obligations to make payments to resolve such claims under the terms of its funding and indemnification agreement with Aearo Entities; the costs of chapter 11 proceedings and length of time necessary to resolve the cases; and Aearo Entities’ ability to reach acceptable agreements with claimants and navigate the chapter 11 proceedings to obtain approval and consummation of a plan of reorganization. In addition, due to the dismissal of the Aearo Entities bankruptcy proceeding, attempts to comprehensibly resolve with finality all Combat Arms earplugs claims against the Aearo Entities and 3M outside of the bankruptcy proceeding and in a litigation settlement involve significant challenges that could cause the Company to incur substantial and material costs. Due to the inherent uncertainty of litigation, the Company cannot predict the timing, outcome, or financial impact of this matter, or any other ongoing or future related litigation.
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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2023	1,445	$113.34	—	$4,157
February 1 - 28, 2023	1,240	117.49	—	4,157
March 1 - 31, 2023	—	—	—	4,157
January 1 - March 31, 2023	2,685	115.25	—
April 1 - 30, 2023	—	—	—	4,157
May 1 - 31, 2023	—	—	—	4,157
June 1 - 30, 2023	—	—	—	4,157
April 1 - June 30, 2023	—	—	—
January 1 - June 30, 2023	2,685	$115.25	—
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
Item 5. Other Information.
Insider Trading Arrangements and Policies
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 26, 2022, the Office of Foreign Assets Control (“OFAC”) granted to 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended June 30, 2023, 3M paid $67 as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits.

10.1	Settlement Agreement, dated as of June 22, 2023, of 3M Company is incorporated by reference from our Form 8-K dated June 22, 2023.
10.2	Amendment No. 1, dated July 7, 2023, to the Five-Year Credit Agreement is incorporated by reference from our Form 8-K dated July 10, 2023.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: July 25, 2023
	By	/s/ Monish Patolawala
Monish Patolawala,

Executive Vice President and Chief Financial and Transformation Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)