Form 10-Q
period 2023-09-30
3M CO
filed 2023-10-24
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2023
Common Stock, $0.01 par value per share	552,317,038 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2023

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2023
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2023	2022	2023	2022
Net sales	$8,312	$8,619	$24,668	$26,150

Operating expenses
Cost of sales	4,580	4,728	13,799	14,647
Selling, general and administrative expenses	5,992	1,998	19,901	6,903
Research, development and related expenses	430	461	1,375	1,417
Gain on business divestitures	(36)	(2,724)	(36)	(2,724)
Total operating expenses	10,966	4,463	35,039	20,243
Operating income (loss)	(2,654)	4,156	(10,371)	5,907

Other expense (income), net	200	24	317	112

Income (loss) before income taxes	(2,854)	4,132	(10,688)	5,795
Provision (benefit) for income taxes	(781)	271	(2,755)	550
Income (loss) of consolidated group	(2,073)	3,861	(7,933)	5,245

Income (loss) from unconsolidated subsidiaries, net of taxes	2	2	7	3
Net income (loss) including noncontrolling interest	(2,071)	3,863	(7,926)	5,248

Less: Net income (loss) attributable to noncontrolling interest	4	4	14	12

Net income (loss) attributable to 3M	$(2,075)	$3,859	$(7,940)	$5,236

Weighted average 3M common shares outstanding — basic	554.3	568.8	553.7	570.7
Earnings (loss) per share attributable to 3M common shareholders — basic	$(3.74)	$6.79	$(14.34)	$9.18

Weighted average 3M common shares outstanding — diluted	554.3	570.0	553.7	572.6
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(3.74)	$6.77	$(14.34)	$9.15
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Net income (loss) including noncontrolling interest	$(2,071)	$3,863	$(7,926)	$5,248
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(365)	(821)	(224)	(1,697)
Defined benefit pension and postretirement plans adjustment	50	86	151	258
Cash flow hedging instruments	21	110	20	197
Total other comprehensive income (loss), net of tax	(294)	(625)	(53)	(1,242)
Comprehensive income (loss) including noncontrolling interest	(2,365)	3,238	(7,979)	4,006
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(2)	(14)	(5)
Comprehensive income (loss) attributable to 3M	$(2,368)	$3,236	$(7,993)	$4,001
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$5,140	$3,655
Marketable securities — current	73	238
Accounts receivable — net of allowances of $155 and $174	4,852	4,532
Inventories
Finished goods	2,405	2,497
Work in process	1,491	1,606
Raw materials and supplies	1,169	1,269
Total inventories	5,065	5,372
Prepaids	578	435
Other current assets	490	456
Total current assets	16,198	14,688
Property, plant and equipment	26,189	25,998
Less: Accumulated depreciation	(17,185)	(16,820)
Property, plant and equipment — net	9,004	9,178
Operating lease right of use assets	782	829
Goodwill	12,721	12,790
Intangible assets — net	4,324	4,699
Other assets	6,592	4,271
Total assets	$49,621	$46,455
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$3,137	$1,938
Accounts payable	3,104	3,183
Accrued payroll	905	692
Accrued income taxes	220	259
Operating lease liabilities — current	234	261
Other current liabilities	7,866	3,190
Total current liabilities	15,466	9,523
Long-term debt	12,876	14,001
Pension and postretirement benefits	1,846	1,966
Operating lease liabilities	550	580
Other liabilities	14,152	5,615
Total liabilities	44,890	31,685
Commitments and contingencies (Note 14)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2023: 552,317,038
Shares outstanding - December 31, 2022: 549,245,105
Additional paid-in capital	6,903	6,691
Retained earnings	37,375	47,950
Treasury stock, at cost:	(32,889)	(33,255)
Shares at September 30, 2023: 391,716,018
Shares at December 31, 2022: 394,787,951
Accumulated other comprehensive income (loss)	(6,726)	(6,673)
Total 3M Company shareholders’ equity	4,672	14,722
Noncontrolling interest	59	48
Total equity	4,731	14,770
Total liabilities and equity	$49,621	$46,455
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Millions)	2023	2022
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$(7,926)	$5,248
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,450	1,371
Company pension and postretirement contributions	(85)	(102)
Company pension and postretirement expense	113	124
Stock-based compensation expense	222	226
Gain on business divestitures	(36)	(2,724)
Deferred income taxes	(3,468)	(495)
Changes in assets and liabilities
Accounts receivable	(371)	(467)
Inventories	236	(1,018)
Accounts payable	118	175
Accrued income taxes (current and long-term)	(369)	(11)
Other — net	14,810	1,342
Net cash provided by (used in) operating activities	4,694	3,669

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,257)	(1,243)
Proceeds from sale of PP&E and other assets	114	65
Purchases of marketable securities and investments	(1,143)	(840)
Proceeds from maturities and sale of marketable securities and investments	1,292	868
Proceeds from sale of businesses, net of cash sold	60	13
Cash payment from Food Safety business split-off, net of divested cash	—	478
Other — net	28	1
Net cash provided by (used in) investing activities	(906)	(658)

Cash Flows from Financing Activities
Change in short-term debt — net	485	340
Repayment of debt (maturities greater than 90 days)	(2,434)	(1,179)
Proceeds from debt (maturities greater than 90 days)	2,011	1
Purchases of treasury stock	(31)	(928)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	245	310
Dividends paid to shareholders	(2,483)	(2,550)
Other — net	(16)	(29)
Net cash provided by (used in) financing activities	(2,223)	(4,035)

Effect of exchange rate changes on cash and cash equivalents	(80)	(136)

Net increase (decrease) in cash and cash equivalents	1,485	(1,160)
Cash and cash equivalents at beginning of year	3,655	4,564
Cash and cash equivalents at end of period	$5,140	$3,404
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
Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is a result of the dilution associated with the Company’s stock-based compensation plans. Certain options outstanding under these stock-based compensation plans were not included in the computation of diluted earnings (loss) per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 35.6 million and 36.0 million average options for the three and nine months ended September 30, 2023, respectively, and 31.7 million and 28.9 million average options for the three and nine months ended September 30, 2022, respectively. In periods of net losses, these anti-dilutive effects include all weighted option shares outstanding and weighted average shares is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings (loss) per share follow:
Earnings (Loss) Per Share Computations

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to 3M	$(2,075)	$3,859	$(7,940)	$5,236

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	554.3	568.8	553.7	570.7
Dilution associated with the Company’s stock-based compensation plans	—	1.2	—	1.9
Denominator for weighted average 3M common shares outstanding – diluted	554.3	570.0	553.7	572.6

Earnings (loss) per share attributable to 3M common shareholders — basic	$(3.74)	$6.79	$(14.34)	$9.18
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(3.74)	$6.77	$(14.34)	$9.15

Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of September 30, 2023 and December 31, 2022 were approximately $320 million and $260 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
New Accounting Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Revenue
Contract Balances:
Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of September 30, 2023 and December 31, 2022 was $501 million and $538 million, respectively. Approximately $110 million and $460 million of the December 31, 2022 balance was recognized as revenue during the three and nine months ended September 30, 2023, respectively, while approximately $100 million and $440 million of the December 31, 2021 balance was recognized as revenue during the three and nine months ended September 30, 2022, respectively.
Operating Lease Revenue:
Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $154 million and $439 million during the three and nine months ended September 30, 2023, respectively, and $145 million and $429 million during the three and nine months ended September 30, 2022, respectively.

Disaggregated revenue information:
The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2023	2022	2023	2022
Abrasives	$330	$339	$1,005	$1,014
Automotive Aftermarket	316	316	933	900
Closure and Masking Systems	240	266	726	794
Electrical Markets	327	331	980	976
Industrial Adhesives and Tapes	544	598	1,633	1,805
Personal Safety	862	922	2,643	3,021
Roofing Granules	132	122	375	359
Total Safety and Industrial Business Segment	2,751	2,894	8,295	8,869

Advanced Materials	274	297	880	909
Automotive and Aerospace	507	437	1,446	1,325
Commercial Solutions	430	459	1,317	1,361
Electronics	738	813	2,124	2,599
Transportation Safety	222	233	645	653
Total Transportation and Electronics Business Segment	2,171	2,239	6,412	6,847

Food Safety	—	63	—	244
Health Information Systems	305	312	907	921
Medical Solutions	1,179	1,150	3,463	3,447
Oral Care	331	308	1,023	1,006
Separation and Purification Sciences	242	235	721	757
Other Health Care	16	8	44	8
Total Health Care Business Group	2,073	2,076	6,158	6,383

Construction and Home Improvement Markets	603	656	1,674	1,819
Home, Health and Auto Care	391	418	1,219	1,283
Stationery and Office	321	335	907	946
Total Consumer Business Group	1,315	1,409	3,800	4,048

Corporate and Unallocated	2	1	3	3
Total Company	$8,312	$8,619	$24,668	$26,150

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2023	2022	2023	2022
Americas	$4,769	$4,741	$13,846	$13,930
Asia Pacific	2,097	2,485	6,411	7,702
Europe, Middle East and Africa	1,446	1,393	4,411	4,518
Worldwide	$8,312	$8,619	$24,668	$26,150
Americas included United States net sales to customers of $3.9 billion and $11.3 billion for the three and nine months ended September 30, 2023, respectively, and $3.9 billion and $11.4 billion for the three and nine months ended September 30, 2022, respectively.

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
2023 acquisitions:
There were no acquisitions that closed during the nine months ended September 30, 2023.
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
2023 divestitures and previously announced divestitures:
In August 2023, 3M completed the sale of assets associated with its dental local anesthetic business (part of the Health Care business) to Pierrel S.p.A. for approximately $60 million in cash. The dental local anesthetic business had annual sales of approximately $30 million. The gain on this transaction, net of a loss associated with a previous contingent indemnification obligation from a 2020 divestiture, resulted in a 2023 net pre-tax gain of $36 million.
In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain an ownership position of 19.9% in the business, which 3M intends to monetize over time. The spin-off transaction is intended to be tax-free for U.S. federal income tax purposes and is subject to customary conditions, including the filing and effectiveness of a Form 10 registration statement, receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from external counsel, satisfactory completion of financing, and final approval by the Company’s Board of Directors, among other items. 3M expects to close the transaction in the first half of 2024, subject to required conditions, as well as additional factors such as conditions in the equity and debt markets, other external conditions, and developments involving 3M or any of its businesses, which could delay the completion of the transaction relative to the anticipated timeline. Because the intended transaction is a spin-off, the Health Care business is not classified as held for sale.
Operating income and held-for-sale amounts:
With respect to the businesses above, operating income information of the Health Care business is included in Note 15. Further, with the respect to these businesses, there were no assets and liabilities associated with disposal groups classified as held for sale as of December 31, 2022 and September 30, 2023. Information related to other held for sale disposal groups is included in Note 13.

NOTE 4. Goodwill and Intangible Assets
Goodwill
There was no goodwill recorded from acquisitions during the first nine months of 2023. The amounts in the “Translation and other” row in the following table primarily relate to changes in foreign currency exchange rates.
The goodwill balance by business segment follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2022	$4,509	$1,501	$6,515	$265	$12,790
Divestiture activity	—	—	(4)	—	(4)
Translation and other	(17)	(3)	(43)	(2)	(65)
Balance as of September 30, 2023	$4,492	$1,498	$6,468	$263	$12,721
Accounting standards require that goodwill be tested for impairment annually and between annual tests in certain circumstances such as when events or conditions indicate that goodwill assigned to a reporting unit may be impaired. At 3M, reporting units correspond to a division. As described in Note 15, effective in the first quarter of 2023, 3M changed its measure of segment operating performance and the composition of reportable segments and realigned divisions within the Consumer business segment. For any changes that resulted in reporting unit changes, the Company applied the relative fair value method to determine the impact on goodwill of the associated reporting units. The impacts of these changes on reported amounts were immaterial and resulted in no impairment. As of September 30, 2023, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets
The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	September 30, 2023	December 31, 2022
Customer related intangible assets	$4,046	$4,062
Patents	428	426
Other technology-based intangible assets	2,083	2,081
Definite-lived tradenames	1,165	1,166
Other amortizable intangible assets	81	84
Total gross carrying amount	7,803	7,819

Accumulated amortization — customer related	(1,901)	(1,747)
Accumulated amortization — patents	(426)	(421)
Accumulated amortization — other technology-based	(1,140)	(1,000)
Accumulated amortization — definite-lived tradenames	(558)	(509)
Accumulated amortization — other	(59)	(60)
Total accumulated amortization	(4,084)	(3,737)

Total finite-lived intangible assets — net	3,719	4,082

Non-amortizable intangible assets (primarily tradenames)	605	617
Total intangible assets — net	$4,324	$4,699
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Amortization expense	$122	$124	$365	$384
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2023 follows:

(Millions)	Remainder of 2023	2024	2025	2026	2027	2028	After 2028
Amortization expense	$115	$452	$422	$416	$392	$366	$1,556
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
NOTE 5. Restructuring Actions
2023 to 2025 Structural Reorganization Actions
In the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. During 2023, management approved and committed to undertake associated actions impacting approximately 5,200 positions resulting in a pre-tax charge of $62 million and $326 million in the third quarter and nine months ended September 30, 2023, respectively. Remaining activities related to the restructuring actions approved and committed under this initiative are expected to be largely completed through the end of 2023. 3M expects to commit to further actions under this initiative. This aggregate initiative beginning in the first quarter of 2023 and continuing through 2025 is expected to impact approximately 8,500 positions worldwide with an expected pre-tax charge of $700 million to $900 million over that period.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

(Millions)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Cost of sales	$4	$67
Selling, general and administrative expenses	55	233
Research, development and related expenses	3	26
Total operating income impact	$62	$326
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$10	$—	$10	$64	$—	$64
Transportation and Electronics	9	—	9	46	—	46
Health Care	4	—	4	16	—	16
Consumer	3	—	3	19	—	19
Corporate and unallocated	4	32	36	129	52	181
Total operating expense	$30	$32	$62	$274	$52	$326

Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in the first quarter of 2023	$52	$—	$52
Incremental expense incurred in the second quarter of 2023	192	20	212
Incremental expense incurred in the third quarter of 2023	30	32	62
Non-cash changes	—	(52)	(52)
Cash payments	(156)	—	(156)
Accrued restructuring action balance as of September 30, 2023	$118	$—	$118
2023 to 2025 PFAS Exit Actions
As further discussed in Note 14, 3M announced in December 2022 that it will exit all PFAS manufacturing by the end of 2025. In the third quarter of 2023, 3M management approved and committed to undertake certain related workforce actions impacting approximately 100 positions resulting in a pre-tax charge of $40 million primarily impacting cost of sales. These charges are reflected within the Transportation and Electronics business segment. There were no material cash payments during the 2023 periods presented related to these actions. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.
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

NOTE 6. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Interest expense	$304	$106	$571	$347
Interest income	(73)	(17)	(161)	(36)
Pension and postretirement net periodic benefit cost (benefit)	(31)	(65)	(93)	(199)
Total	$200	$24	$317	$112
In addition to interest primarily related to outstanding debt, interest expense includes imputed interest associated with the obligations resulting from the PFAS-related public water systems proposed settlement and the Combat Arms Earplugs settlement (discussed in Note 14).
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
NOTE 7. Supplemental Equity and Comprehensive Income (Loss) Information
Cash dividends declared and paid totaled $1.50 and $1.49 per share for the first, second and third quarters of 2023 and 2022, respectively, or $4.50 and $4.47 per share for the first nine months of 2023 and 2022, respectively.
Consolidated Changes in Equity
Three months ended September 30, 2023

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59
Net income (loss)	(2,071)		(2,075)			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(365)				(364)	(1)
Defined benefit pension and post-retirement plans adjustment	50				50
Cash flow hedging instruments	21				21
Total other comprehensive income (loss), net of tax	(294)
Dividends declared	(828)		(828)
Stock-based compensation	45	45
Reacquired stock	(2)			(2)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock option and benefit plans	27		(12)	39
Balance at September 30, 2023	$4,731	$6,912	$37,375	$(32,889)	$(6,726)	$59

Three months ended September 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at June 30, 2022	$13,816	$6,616	$45,269	$(30,781)	$(7,362)	$74
Net income	3,863		3,859			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(821)				(819)	(2)
Defined benefit pension and post-retirement plans adjustment	86				86
Cash flow hedging instruments	110				110
Total other comprehensive income (loss), net of tax	(625)
Dividends declared	(850)		(850)
Stock-based compensation	47	47
Reacquired stock	(191)			(191)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock option and benefit plans	84		(33)	117
Balance at September 30, 2022	$14,156	$6,663	$48,245	$(32,843)	$(7,985)	$76
Nine months ended September 30, 2023

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income (loss)	(7,926)		(7,940)			14
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(224)				(224)	—
Defined benefit pension and post-retirement plans adjustment	151				151
Cash flow hedging instruments	20				20
Total other comprehensive income (loss), net of tax	(53)
Dividends declared	(2,483)		(2,483)
Stock-based compensation	212	212
Reacquired stock	(31)			(31)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock option and benefit plans	245		(152)	397
Balance at September 30, 2023	$4,731	$6,912	$37,375	$(32,889)	$(6,726)	$59

Nine months ended September 30, 2022

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	5,248		5,236			12
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(1,697)				(1,690)	(7)
Defined benefit pension and post-retirement plans adjustment	258				258
Cash flow hedging instruments	197				197
Total other comprehensive income (loss), net of tax	(1,242)
Dividends declared	(2,550)		(2,550)
Stock-based compensation	225	225
Reacquired stock	(964)			(964)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock option and benefit plans	310		(262)	572
Balance at September 30, 2022	$14,156	$6,663	$48,245	$(32,843)	$(7,985)	$76
Changes in Accumulated Other Comprehensive Income (Loss) Attributable to 3M by Component
Three months ended September 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(340)	—	66	(274)
Amounts reclassified out	—	65	(38)	27
Total other comprehensive income (loss), before tax	(340)	65	28	(247)
Tax effect	(24)	(15)	(7)	(46)
Total other comprehensive income (loss), net of tax	(364)	50	21	(293)
Balance at September 30, 2023, net of tax:	$(3,052)	$(3,687)	$13	$(6,726)
Three months ended September 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2022, net of tax:	$(2,814)	$(4,581)	$33	$(7,362)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(773)	—	173	(600)
Amounts reclassified out	—	112	(30)	82
Total other comprehensive income (loss), before tax	(773)	112	143	(518)
Tax effect	(46)	(26)	(33)	(105)
Total other comprehensive income (loss), net of tax	(819)	86	110	(623)
Balance at September 30, 2022, net of tax:	$(3,633)	$(4,495)	$143	$(7,985)

Nine months ended September 30, 2023

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(232)	—	144	(88)
Amounts reclassified out	39	194	(119)	114
Total other comprehensive income (loss), before tax	(193)	194	25	26
Tax effect	(31)	(43)	(5)	(79)
Total other comprehensive income (loss), net of tax	(224)	151	20	(53)
Balance at September 30, 2023, net of tax:	$(3,052)	$(3,687)	$13	$(6,726)
Nine months ended September 30, 2022

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(1,587)	—	307	(1,280)
Amounts reclassified out	—	339	(52)	287
Total other comprehensive income (loss), before tax	(1,587)	339	255	(993)
Tax effect	(103)	(81)	(58)	(242)
Total other comprehensive income (loss), net of tax	(1,690)	258	197	(1,235)
Balance at September 30, 2022, net of tax:	$(3,633)	$(4,495)	$143	$(7,985)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. Reclassification adjustments are made to avoid double counting in comprehensive income (loss) items that are subsequently recorded as part of net income.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) Attributable to 3M

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Income (Loss) Statement
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Cumulative translation adjustment
Reclassification adjustment associated with Russia (see Note 13)	$—	$—	$(39)	$—	Selling, general and administrative expenses
Total before tax	—	—	(39)	—
Tax effect	—	—	—	—
Net of tax	—	—	(39)	—
Defined benefit pension and postretirement plans adjustments
Gains (losses) associated with defined benefit pension and postretirement plans amortization
Transition asset	(1)	—	(2)	(1)	Other (expense) income, net
Prior service benefit	13	14	40	42	Other (expense) income, net
Net actuarial loss	(77)	(126)	(232)	(378)	Other (expense) income, net
Curtailments/Settlements	—	—	—	(2)	Other (expense) income, net
Total before tax	(65)	(112)	(194)	(339)
Tax effect	15	26	43	81	Provision for income taxes
Net of tax	(50)	(86)	(151)	(258)
Cash flow hedging instruments gains (losses)
Foreign currency forward/option contracts	40	33	125	59	Cost of sales
Interest rate contracts	(2)	(3)	(6)	(7)	Interest expense
Total before tax	38	30	119	52
Tax effect	(9)	(7)	(27)	(12)	Provision for income taxes
Net of tax	29	23	92	40
Total reclassifications for the period, net of tax	$(21)	$(63)	(98)	$(218)
NOTE 8. Income Taxes
The effective tax rate for the third quarter of 2023 was 27.4 percent on a pre-tax loss, compared to 6.6 percent on pre-tax income in the prior year. The primary factors that impacted the comparison of these rates were the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation (see Note 14) and the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business. The effective tax rate for the first nine months of 2023 was 25.8 percent, compared to 9.5 percent in the prior year. The primary factors that impacted the comparison of the nine-month rates were the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation, the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS, and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14), along with the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2023 and December 31, 2022 are $945 million and $965 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
At September 30, 2023, 3M’s deferred tax assets, a component of other assets on the consolidated balance sheet, also included a balance of approximately $3.5 billion as a result of the pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS and the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation (both discussed in Note 14). As of September 30, 2023 and December 31, 2022, the Company had valuation allowances of $166 million and $115 million on its deferred tax assets, respectively.

NOTE 9. Marketable Securities
The Company invests in asset-backed securities, certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2023	December 31, 2022
Commercial paper	$—	$213
Certificates of deposit/time deposits	69	21
U.S. municipal securities	4	4
Current marketable securities	73	238

U.S. municipal securities	23	23
Non-current marketable securities	23	23

Total marketable securities	$96	$261
At September 30, 2023 and December 31, 2022, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at September 30, 2023 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)	September 30, 2023
Due in one year or less	$73
Due after one year through five years	15
Due after five years through ten years	8
Total marketable securities	$96
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
The Company had $1.9 billion in commercial paper outstanding at September 30, 2023, compared to no commercial paper outstanding as of December 31, 2022.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at September 30, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2023, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
Future Maturities of Long-term Debt
Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2023. The maturities of long-term debt for the periods subsequent to September 30, 2023 are as follows (in millions):

Remainder of 2023	2024	2025	2026	2027	2028	After 2028	Total
$149	$1,100	$1,866	$1,433	$846	$701	$8,030	$14,125

NOTE 11. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2023 and 2022 follow:
Benefit Plan Information

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$42	$64	$21	$32	$6	$10
Non-operating expense
Interest cost	166	105	56	32	21	13
Expected return on plan assets	(243)	(241)	(76)	(69)	(20)	(17)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(6)	(6)	—	—	(7)	(8)
Amortization of net actuarial loss	73	106	2	10	2	10
Total non-operating expense (benefit)	(10)	(36)	(17)	(27)	(4)	(2)
Total net periodic benefit cost (benefit)	$32	$28	$4	$5	$2	$8

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$128	$192	$60	$100	$18	$31
Non-operating expense
Interest cost	497	313	165	96	66	39
Expected return on plan assets	(731)	(723)	(226)	(211)	(58)	(52)
Amortization of transition asset	—	—	2	1	—	—
Amortization of prior service benefit	(18)	(18)	1	—	(23)	(24)
Amortization of net actuarial loss	220	318	6	30	6	30
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	2
Total non-operating expense (benefit)	(32)	(110)	(52)	(84)	(9)	(5)
Total net periodic benefit cost (benefit)	$96	$82	$8	$16	$9	$26
For the nine months ended September 30, 2023 contributions totaling $78 million were made to the Company’s U.S. and international pension plans and $7 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.

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
Cash Flow Hedges:
As of September 30, 2023, the Company had a balance of $13 million associated with the after-tax net unrealized gain associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $89 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts, which will be amortized over the respective lives of the underlying notes. Based on exchange rates as of September 30, 2023, of the total after-tax net unrealized balance as of September 30, 2023, 3M expects to reclassify approximately $84 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Foreign currency forward/option contracts	$66	$173	$144	$307
Interest rate contracts	—	—	—	—
Total	$66	$173	$144	$307
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
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet (Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt	$886	$903	$(117)	$(98)

Net Investment Hedges:
At September 30, 2023, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2023 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Foreign currency denominated debt	$60	$188	$(5)	$380
Foreign currency forward contracts	5	11	2	22
Total	$65	$199	$(3)	$402
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

	Location and Amount of Gain (Loss) Recognized in Income (Loss)
	Three months ended September 30,				Nine months ended September 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income (loss) in which the effects of derivatives are recorded	$4,580	$4,728	$200	$24	$13,799	$14,647	$317	$112
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	40	33	—	—	125	59	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	(2)	(3)	—	—	(6)	(7)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	21	36	—	—	18	107
Derivatives designated as hedging instruments	—	—	(21)	(36)	—	—	(18)	(107)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(1)	(44)	(2)	(21)	(6)	(110)	11	3

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,866	$2,368	Other current assets	$112	$89	Other current liabilities	$7	$27
Foreign currency forward/option contracts	529	835	Other assets	42	55	Other liabilities	2	9
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	120	102
Total derivatives designated as hedging instruments				154	144		129	138

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	776	2,816	Other current assets	6	73	Other current liabilities	10	4
Total derivatives not designated as hedging instruments				6	73		10	4

Total derivative instruments				$160	$217		$139	$142
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

Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Cash Collateral Received		Net Amount of Derivative Assets
(Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives subject to master netting agreements	$160	$217	$19	$40	$—	$—	$141	$177
Derivatives not subject to master netting agreements	—	—					—	—
Total	$160	$217					$141	$177
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
			Gross Amount of Eligible Offsetting Recognized Derivative Assets		Cash Collateral Received		Net Amount of Derivative Liabilities
(Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives subject to master netting agreements	$139	$142	$19	$40	$—	$—	$120	$102
Derivatives not subject to master netting agreements	—	—					—	—
Total	$139	$142					$120	$102
Currency Effects
3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax loss by approximately $18 million and $92 million for the three and nine months ended September 30, 2023, respectively, and increased pre-tax income by approximately $43 million and $70 million for the three and nine months ended September 30, 2022, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
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

The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$—	$213	$—	$—	$—	$213	$—	$—
Certificates of deposit/time deposits	69	21	—	—	69	21	—	—
U.S. municipal securities	27	27	—	—	—	—	27	27
Derivative instruments — assets:
Foreign currency forward/option contracts	160	217	—	—	160	217	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	19	40	—	—	19	40	—	—
Interest rate contracts	120	102	—	—	120	102	—	—
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:
Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the first nine months of 2023 and 2022. As discussed in Note 15 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K, in the third quarter of 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries and, as a result, recorded this held-for-sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that would be eliminated upon sale was included and a current liability of approximately $50 million was recorded largely representing a reserve against the balance of cumulative translation adjustment. In the second quarter of 2023, 3M closed on the sale of these subsidiaries, resulting in an immaterial gain after reversing this reserve while reclassifying the balance of cumulative translation adjustment into earnings.

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

	September 30, 2023		December 31, 2022
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$12,876	$10,970	$14,001	$12,484
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
Respirator Mask/Asbestos Litigation
As of September 30, 2023, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,980 individual claimants, compared to approximately 4,028 individual claimants with actions pending December 31, 2022.
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
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. Since the second half of 2020, the Company has experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust; that increase represents a substantial majority of the growth in case numbers referred to above. The rate of coal mine dust-related case filings decelerated in 2022 and has stayed significantly lower than in 2021. 3M moved two cases involving over 400 plaintiffs to federal court based on, among others, the Class Action Fairness Act. The federal district court remanded the cases to state court. In March 2023, the Sixth Circuit Court of Appeals granted 3M's petition to review the remand order, and in April 2023 reversed the district court's remand order; accordingly, those cases will remain in federal court.

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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2023 for respirator mask/asbestos liabilities by $64 million. In the first nine months of 2023, the Company made payments for legal defense costs and settlements of $67 million related to the respirator mask/asbestos litigation. As of September 30, 2023, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $601 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of September 30, 2023, the Company’s receivable for insurance recoveries related to the respirator mask/asbestos litigation was $4 million. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

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
During the voluntary chapter 11 proceedings, 3M's accrual relating to the commitments associated with funding that trust included Aearo respirator mask/asbestos matters. However, following the June 2023 dismissal of the Aearo bankruptcy, the Company, through its Aearo subsidiary, had accruals of $54 million as of September 30, 2023 for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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

Environmental Matters and Litigation
The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic or hazardous substances, and the handling and disposal of solid and hazardous wastes, which are enforceable by national, state, and local authorities around the world, and many for which private parties in the United States and abroad may have rights of action. These laws and regulations can form the basis of, under certain circumstances, claims for the investigation and remediation of contamination, for capital investment in pollution control equipment, for restoration of and/or compensation for damages to natural resources, and for personal injury and property damage claims. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual for such liabilities.
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
As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their pre-cursor compounds. The Company ceased manufacturing and using the vast majority of those compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of those compounds by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds, including, but not limited to, pre-cursor compounds to PFBS. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward exiting all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M has already eliminated the PFAS use in certain product categories, and has made progress across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M but manufactured by companies other than 3M in the Company's supply chains, the Company continues to evaluate the availability of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate whether there may be some circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries and printed circuit boards widely used in commerce across a variety of industries, may continue beyond 2025. In such instances, the Company intends to continue to evaluate the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.

PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, consideration of regulatory approaches, and increasingly strict restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulations of PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at levels that continue to decrease. Global regulations also appear to be increasingly focused on a broader group of PFAS and may include those PFAS compounds used in current 3M products or generated as byproducts or degradation products from production processes. If such activity continues, including if regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
Europe
In the European Union, where 3M has PFAS manufacturing facilities in countries such as Germany and Belgium, recent regulatory activities have included both preliminary and on-going work on various restrictions of PFAS or certain PFAS compounds under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") and the EU’s Persistent Organic Pollutants ("POPs") Regulation. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluorocarboxylic acids (C9-C14 PFCAs), which are PFAS substances, went into effect.
In February 2023, the European Chemicals Agency published the proposal it received in January 2023 from the national authorities of Germany, Denmark, the Netherlands, Norway and Sweden to restrict PFAS under the European Union’s chemicals regulation. The proposal aims to restrict the manufacture, placing on the market and use of PFAS under REACH, subject to certain exceptions. In March 2023, the six-month consultation phase on the PFAS Restriction Proposal started and, in September 2023, the Company submitted comments to the proposal. Depending on the timing, scope and obligations contained in any final rule, PFAS manufacturers and manufacturers of PFAS containing products including 3M Belgium could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.
Effective January 2023, the EU Food Contaminants Regulation targeting four PFAS (PFOS, PFOA, perfluorononanoic acid ("PFNA"), and PFHxS) in foodstuff (eggs and animal derived meat) prohibits the sale in all member states of foods containing levels of these chemicals exceeding the regulatory thresholds. As member states implement the regulation, Dyneon, a 3M subsidiary that operates the Gendorf facility in Germany, in coordination with local authorities and farmers, has proposed a pilot program of food sampling to determine if any remedial action is necessary. Further sampling and assessment of results is ongoing.
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts for billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries. A majority of Member States have adopted the EU Directive. Some Member States, including Germany, adopted more restrictive limits for certain PFAS substances.
Dyneon has a recycling process for a critical emulsifier from which small amounts of PFOA are present after recycling, as an unintended and unavoidable byproduct of certain earlier process steps. With respect to the applicability of the amendment of the EU POPs Regulation with PFOA applicable since 2021, Dyneon proactively consulted with the relevant German competent authority regarding process improvements necessary to meet applicable limits until the process is phased out in accordance with the Company’s announced exit from the manufacture of PFAS. Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant and shared with the competent authority the initial study including soil management concept related to the Chemical Park in which Dyneon and other companies operate their plants.

3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency ("OVAM") for several years to investigate and remediate historical PFAS contamination at and near the 3M Belgium facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. 3M Belgium testified at Flemish parliamentary committee hearings in September and December 2021 on PFAS-related matters. The Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. The Company has cooperated with the authorities in the investigations and information requests and is working with the authorities on an ongoing basis, as they continue to maintain oversight of 3M Belgium’s operations at the Zwijndrecht facility, including, among others, wastewater discharge, emissions, soil remediation and environmental law compliance, as further discussed below.
Safety measures – wastewater discharge.
With respect to wastewater discharge at 3M Belgium's Zwijndrecht facility, the most recent developments include the following:
3M Belgium has applied for a modification of the water discharge permit to add parameters for certain short chain PFAS, In September 2023, the permitting authority rejected the application to add the additional short chain PFAS to 3M Belgium's discharge permit. 3M Belgium is evaluating the potential impact of this action and potential next steps. 3M Belgium cannot at this time predict the outcome of any potential appeal on discharge limits for short chain PFAS and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, will meet any discharge limits imposed with respect to manufacturing at the Zwijndrecht facility. It is possible that additional actions will be required to reduce the source of the PFAS for which no limit is provided in the permit or that the wastewater treatment system will be unable to meet future discharge limits. If 3M Belgium is unable to meet discharge limits for short chain PFAS, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
As previously disclosed, in August 2021, the Flemish Government served 3M Belgium with a safety measure requiring the capture of certain process wastewaters to prevent their entry into the site wastewater treatment plant. While 3M Belgium appealed the safety measure due to the belief it lacked adequate legal and factual foundation, 3M Belgium promptly implemented the required actions.
In October 2021, the Province of Antwerp unilaterally adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit for the Zwijndrecht facility and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. 3M Belgium received a new two-year permit in May 2022 which contains strict new limits for 24 different PFAS, effective July 1, 2022. 3M Belgium believes that the recently installed additional control systems will enable it to meet these limits. In December 2022, 3M Belgium received an official infraction report from the Flemish Environmental Inspectorate regarding the discharge of certain short chain PFAS compounds in wastewater from the Zwijndrecht facility. 3M Belgium previously identified these compounds and shared the results with the Inspectorate. The compounds at issue do not have specific discharge limits in the applicable wastewater discharge permit, and the infraction report references a special condition in the permit that prohibits detectable discharge of PFAS compounds that do not have a specific discharge limit in the permit. 3M Belgium disagrees with the Inspectorate’s interpretation of the special condition and the time period permitted for compliance with it. Moreover, 3M Belgium instituted a capturing process to reduce or prevent wastewaters containing short chain PFAS identified in the infraction report from entering the treatment system or its discharge. 3M Belgium notified the Inspectorate that complying with the special condition means ceasing the legally required extraction and treatment of contaminated groundwater. The Inspectorate acknowledged this fact but insisted that 3M Belgium continue to extract and treat groundwater. Groundwater treatment continues, and 3M Belgium will continue its efforts to comply with the special condition and to minimize discharge of all PFAS, including the PFAS identified in the infraction report.
Safety measure – emissions.
With respect to emissions at 3M Belgium's Zwijndrecht facility, the most recent developments include the following:
In July 2023, the Flemish Environmental Inspectorate issued an infraction report stating the actions taken by 3M Belgium to address a September 2022 infraction report are insufficient to ensure all necessary measures to reduce dust formation from the facility. 3M Belgium has implemented additional control measures to address potential dust formation and is working to outline further actions to reduce potential dust formation.

Also in the third quarter of 2023, the Flemish authorities responsible for maintaining oversight of 3M Belgium's operations at the Zwijndrecht facility requested analyses of the projected cumulative impacts of continued PFAS-related manufacturing (rather than the analysis previously accepted on a process-by-process basis). In September 2023, the authorities expressed concerns based upon new information from the process identified in the September 2022 infraction report and stated their intention to investigate compliance with the emission safety measure further. As previously disclosed in the Company’s Form 8-K, 3M Belgium on September 22, 2023 idled all PFAS manufacturing processes at the Zwijndrecht facility in response to the actions by the Flemish authorities.
Subsequently, in September 2023, the Flemish Environmental Inspectorate issued an infraction report to 3M Belgium and instructed that all PFAS-related manufacturing processes at the Zwijndrecht facility be suspended until specifically approved due to emissions of certain PFAS molecules from the Zwijndrecht facility. Discussions with the Flemish authorities regarding the infraction report and future operations at the Zwijndrecht facility continue and 3M Belgium is evaluating whether there may be options to restart the idled PFAS manufacturing processes, as well as other options to further accelerate the discontinuance of all PFAS manufacturing at its Zwijndrecht facility. A review by 3M Belgium of the underlying facts related to the manufacturing processes cited by the Environmental Inspectorate is also underway. In addition, although 3M Belgium has not received notice of any official action, recent statements by the Flemish Minister of the Environment to the effect that the government will review the integrated environmental permit for the Zwijndrecht manufacturing site suggests the potential for action that would affect that permit. The integrated environmental permit is essential for the Zwijndrecht site’s overall manufacturing and processing operations.
A negative development in the discussions with the Flemish authorities regarding resumption of PFAS manufacturing at the Zwijndrecht facility or a negative action relating to the facility's integrated environmental permit, could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact those businesses’ ability to fulfill supply obligations to their customers.
As previously disclosed, in October 2021, the Flemish environmental enforcement agency issued a new safety measure that prohibits, with limited exceptions, all emissions of all forms of PFAS from the facility unless and until specifically approved on a process-by-process basis. 3M Belgium thereupon commenced an appeal process to the Council of State, seeking, among other things, urgent suspension of the safety measure during the pendency of the appeal process. At the same time, 3M Belgium complied with the safety measure by idling the affected production at the facility. The Council of State declined to grant urgent suspension of the safety measure. 3M Belgium established a regular cadence of meetings with the relevant authorities to review restart of specific PFAS-related production processes. The agency subsequently clarified that the safety measure applies to release of PFAS into water, and as such, reviews have been expanded as requested.
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
As of July 2022, the authorities had approved the restart of key production processes and 3M Belgium continues to conduct required monitoring and reporting activities. In September 2022, the environmental enforcement agency issued an infraction report alleging that 3M Belgium had not "fully complied" with the safety measure in the operation of certain production lines. Those production lines were determined to require approval under the provisions of the safety measure.
Notice of default – environmental law compliance (soil remediation).
With respect to soil remediation and environmental law compliance at 3M Belgium's Zwijndrecht facility, the most recent developments include the following:
As part of ongoing soil remediation activities related to the Zwijndrecht facility, OVAM has required required 3M Belgium to submit descriptive soil investigation ("DSI"). In February 2023, OVAM rejected a DSI submitted by 3M Belgium, required that a new DSI be submitted by the end of March, and also required that 3M Belgium propose a plan to implement additional precautionary measures for individuals living in designated areas near the Zwijndrecht plant. At the end of March 2023, 3M Belgium submitted a revised DSI, along with a document identifying proposed precautionary measures that were subsequently approved by OVAM. 3M Belgium also appealed the rejection of the DSI. In May 2023, OVAM confirmed the main findings of the resubmitted DSI for certain zones and set an October 2023 deadline to submit a remedial action plan related to these zones. 3M Belgium submitted two additional DSIs in May 2023 for areas around the Zwijndrecht plant, both of which were rejected by OVAM.

3M Belgium has appealed the rejection of these DSIs and intends to submit a consolidated DSI for all zones, and 3M Belgium has submitted a remedial master plan for approval. Although 3M Belgium proposed altering the October 1, 2023 deadline for the submission of certain additional DSI(s) and remedial action plans (RAP), the Flemish government informed 3M Belgium in late September 2023 that the plans were to be submitted by October 1, 2023. 3M Belgium was unable to meet the October 1, 2023 deadline, given the complexity of the issues involved and the short notice received from the Flemish government that the deadline for submission would not be extended. 3M Belgium informed the authorities that it could not meet the October 1, 2023 deadline but is continuing to work with external consultants to prepare additional DSI(s) and RAP for submission.
Separately, in December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish a remediation zone within 5 kilometers of Zwijndrecht, and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. In September 2023, the Flemish government submitted its response to the petition. 3M Belgium intends to submit a final submission responding to the Flemish government’s arguments in November 2023. The Flemish government also indicated that the Netherlands and other parties would seek to intervene in the annulment proceeding.
As previously disclosed, in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to 125 million euros in the next three years in actions related to the Zwijndrecht community, including support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies. 3M is also committed to payment for ongoing off-site descriptive soil investigation and appropriate soil remediation. In March 2022, the Company announced an investment of 150 million euros to advance remedial actions to address legacy PFAS previously produced at the Zwijndrecht facility. An accredited third-party soil remediation expert has progressed towards a remedial action plan based on a descriptive soil investigation that would help inform 3M Belgium’s remedial actions onsite and in certain surrounding areas. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree, which requires both public authorities and private parties to remediate contaminated soil and groundwater in Flanders. Various proposed amendments to the soil decree are pending, including a proposal to allow OVAM to require financial security for remediation work and a proposal to impose a percentage of the cost of remediating river sediment on various parties while requiring financial assurance for such work.
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
Litigation and investigations
As of September 30, 2023, a total of eight actions against 3M Belgium are pending in Belgian civil courts, and 3M Belgium has received pre-litigation notices from individuals in Belgium indicating potential claims. The pending cases include claims by neighboring and other companies for alleged soil and wastewater or rainwater contamination with PFAS; and tort liability claims and an environmental injunction procedure by environmental NGOs and several hundred individuals. While most of the actions are in early stages, one of the actions, brought by a family living near the 3M Belgium plant, had a hearing in February 2023 and, in May 2023, the presiding judge awarded provisional damages in the amount of 500 euros each to four family members, and denied other damages. Another case, involving an environmental injunction procedure, was brought by environmental NGOs originally against 3M Belgium’s contractors and later against 3M Belgium and seeks to accelerate the descriptive soil investigation and remediation process. In May 2023, the court denied the environmental injunction claim, subject to appeal.

Separately, as previously disclosed, the Company is aware that certain residents of Zwijndrecht and non-governmental organizations filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations. Certain additional parties reportedly joined the complaint. 3M Belgium has not been served with any such complaint. 3M Belgium has been cooperating with the investigation regarding this complaint, including document and interview requests from the federal judicial police, and additional information requested by the authorities.
In May 2023, the Netherlands government sent 3M Belgium a notice of liability stating it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Netherlands government and references potential damages to other parties. 3M Belgium has met, and intends to continue to meet, with the Netherlands government to discuss the notice. 3M Belgium has also met with representatives of some of the private parties involved, which have indicated they may separately pursue claims, including purported class action claims.
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
In September 2022, EPA published in the Federal Register its proposal to list PFOA and PFOS, including their salts and structural isomers, as CERCLA hazardous substances. 3M submitted comments on EPA’s proposal in November 2022. EPA has indicated that it expects to issue the final designation in February 2024. In addition, EPA published an Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, perfluorohexanoic acid ("PFHxA"), PFDA and their precursor compounds as well as the precursor compounds of PFOS and PFOA, for public comment in April 2023 and the Company submitted comments to the proposal in August 2023.

In May 2023, EPA sent two proposed rules under the Resource Conservation and Recovery Act (“RCRA”) to the United States Office of Management and Budget (“OMB”) for review. One of the proposed rules would list PFOA, PFOS, PFBS, and Gen-X as hazardous constituents under RCRA. The other proposed rule would expand the definition of hazardous waste subject to corrective action under RCRA.
If CERCLA or RCRA designations are finalized and become enforceable, 3M may be required to undertake additional investigative or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for contribution to clean-up costs other entities might have.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In October 2023, EPA finalized a rule adding PFAS that are subject to reporting under the Emergency Planning and Community Right-to-know Act to the list of Lower Thresholds for Chemicals of Special Concern, which would require TRI reporting of de minimis uses of those PFAS.
In September 2023, EPA finalized a rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011 to report certain data to EPA regarding each PFAS produced, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. Companies will have 18 months from the date of the rule’s publication in the Federal Register to comply with its requirements.
In January 2023, EPA issued a test order under TSCA to several manufacturers, including the Company, requiring them to conduct certain health and safety testing related to HFPO, a PFAS, and submit the results to EPA. 3M submitted an initial response in early 2023. In July 2023, 3M submitted an amended response requesting an exemption from the requirements of the order, subject to 3M’s obligation to reimburse participating manufacturers for a fair share of the testing costs ultimately incurred under the order, which request was conditionally approved by EPA in July 2023.
In August 2023, EPA issued a TSCA test order to 3M and other manufacturers requiring them to conduct certain health and safety testing related HFPO-DAF, a PFAS. In September 2023, 3M submitted a response to EPA requesting an exemption from the requirements of the order, subject to 3M’s obligation to reimburse the participating manufacturers for a fair and equitable share of the testing costs ultimately incurred under the order.
3M amended its 2020 TSCA Chemical Data Reporting rule report for 3M’s Cordova plant due to the discovery of relatively small amounts of HFPO formed as a commercial byproduct by the facility. This issue has been self-disclosed to EPA.
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
In 2023, the Minnesota legislature passed a law requiring the Commissioner of Health to amend the health risk limit for PFOS in groundwater so it does not exceed 15 ppt by January 1, 2026.
The Minnesota Pollution Control Agency ("MPCA") published the final version of its PFAS Monitoring Plan in March 2022. Several 3M facilities - including Cottage Grove, Maplewood, Hutchinson, St. Paul, and Woodbury - are among the Minnesota facilities that are preliminarily scoped to be within the Monitoring Plan.
States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin.

At its Greystone, Wisconsin plant where the Company conducts mining operations, the tap water available for consumption on the grounds was recently sampled and tested, and the level of certain PFAS exceeded the state's maximum contaminant level. Wisconsin Department of Natural Resources (DNR) in October 2023 instructed the plant to notify potential drinking water users on the grounds of the plant, and indicated that a notice of violation would be issued to the plant. At this time, the Company cannot predict the ultimate outcome or actions that may be taken by Wisconsin DNR.
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
In May 2023, Minnesota enacted legislation that includes a broad PFAS prohibition and reporting statute. The statute requires product notifications starting in 2025 and a general prohibition on sales of PFAS-containing products no later than 2032 for all product categories, subject to exemptions that may be adopted by rulemaking. In September 2023, MPCA opened a rulemaking to establish a program to collect the information required by the statute. MPCA also issued a request for comments, with comments due in November 2023.
In October 2020, 3M and several other parties filed notices of appeal in the appellate division of the Superior Court of New Jersey to challenge the validity of the New Jersey drinking water regulations for PFOS and PFOA. In January 2021, the appellate division of the court denied the group’s motion to stay the regulations. The court heard oral argument in November 2022, and issued its opinion in August 2023 upholding the rule’s validity.
In April 2021, 3M also filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court.
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
In August 2022, Colbert County, Alabama, which opted out of the St. John settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County withdraws its drinking water. Defendants' joint motion to dismiss was denied in December 2022, and defendants' petition for mandamus with the Supreme Court of Alabama was denied in September 2023. 3M has also filed a notice of stay pending final approval of the proposed public water supplier class action settlement described below. The case is in early stages of discovery.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City withdraws its drinking water. Defendants filed a joint motion to dismiss in March 2023. 3M has also filed a notice of stay pending final approval of the proposed public water supplier class action settlement described below. Also in February 2023, two individuals who opted out of the St. John class settlement filed suit in Alabama state court against 3M, alleging PFAS contamination of their property resulting from 3M’s operations in Decatur. 3M removed the case to federal court and answered the complaint in March 2023. The case is in early stages of discovery.
State Attorneys General Litigation related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal Multi-District Litigation ("MDL") court in South Carolina regarding Aqueous Film Forming Foam (AFFF), described further below. The lawsuits generally seek, on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Rhode Island, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.

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
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The Company recently removed the other case to federal court and attempted to transfer it to the AFFF MDL, which was denied at this juncture in the litigation. In March 2023, the federal judge granted the state’s motion to remand the case back to state court. 3M has appealed that decision and oral argument was held in October 2023.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. In late 2022, the complaint was amended to add claims related to PFBS and GenX and to add a claim under Vermont’s Waste Management Act, which had been amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). This suit is proceeding in state court, where the parties are engaging in discovery and the court has set a trial-ready date in March 2025.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied. In September 2023, the federal judge granted the state's motion to remand the case back to state court. 3M is considering its options. In January 2023, the Illinois Attorney General filed a new lawsuit against 3M and other defendants in Illinois state court, alleging contamination of a number of drinking water systems and natural resource damages at several sites statewide, and seeking to recover monetary damages, injunctive relief for remediation, civil penalties and other relief. The complaint states that the Attorney General is not seeking damages for AFFF by this lawsuit. In April 2023, the Illinois Attorney General filed a lawsuit against 3M and other defendants alleging PFAS contamination of state natural resources from AFFF. Both cases have been removed to federal court and the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) has transferred both cases to the AFFF MDL.
Maine. In March 2023, Maine’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. In July 2023, following 3M’s removal of the other lawsuit to federal court, a federal district court ordered that the “non-AFFF” lawsuit be remanded to state court. 3M is appealing the remand decision.
Maryland. In May 2023, Maryland’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. 3M has also removed the “non-AFFF” case to federal court. 3M’s motion to transfer the “non-AFFF” case to the MDL was denied and the state’s motion to remand the case back to state court is pending.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests relating to PFAS matters and exploring potential resolution of some of the matters raised.

Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of September 30, 2023, approximately 6,006 lawsuits (including approximately 48 putative class actions and 689 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
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
In the MDL, there are cases filed by approximately 582 public water systems ("PWS"). These include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains a number of cases with allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by approximately 107 public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as mediator.
On June 22, 2023, 3M entered into a proposed class-action settlement to resolve a wide range of drinking water claims by public water systems in the United States (“PWS Settlement”), subject to court approval. Eligible class members are United States public water systems as defined in the PWS Settlement. Subject to court approval, the PWS Settlement would resolve the portion of the MDL that involves PWS drinking water claims in the United States by providing funding for treatment technologies to eligible PWS that have tested positive for PFAS, funding for future testing, and funding for eligible systems that test positive in the future.
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
If the court approves the PWS Settlement and all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to the cities of Stuart, Rome and Middlesex (as discussed below), calls for 3M to make payments from 2023 through 2036. The actual amounts that 3M will pay will be determined in part by which, if any, class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement receive such a test result by the end of 2025.
The PWS Settlement gives 3M the option to terminate the PWS Settlement if the numbers of eligible class members opting out of the Settlement exceed specified levels. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses. In August 2023, the Court granted preliminary approval of the settlement, and a final approval hearing has been set for February 2, 2024. The deadline for eligible public water suppliers to opt out of the PWS Settlement is December 11, 2023.

The previously disclosed case filed by the City of Stuart, Florida that was selected by the MDL court as the first bellwether trial was also settled in connection with the PWS Settlement.
The MDL court has also directed the parties to submit a proposal for an initial set of 28 potential personal injury bellwether cases. In September 2022, the court issued an order denying defendants’ MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
Outside the MDL, a trial was also scheduled to occur in June 2023 in a water provider lawsuit brought by the City of Rome, Georgia. 3M reached a settlement agreement to resolve the case. 3M also reached a settlement in a water provider lawsuit brought by Middlesex Water Company. Under the terms of the PWS Settlement, 3M's payments due under the PWS Settlement factor in amounts related to the City of Rome and Middlesex settlements.
Other AFFF Cases
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two of these cases have been removed to federal court and transferred to the AFFF MDL, and one case was voluntarily dismissed. The five cases that remain pending in state courts are stayed by agreement of the parties.
As of September 30, 2023, the Company is aware of approximately 194 other AFFF suits outside the AFFF MDL in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals.
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

In New York, 3M is defending 10 cases involving 20 individual plaintiffs pending in the U.S. District Court for the Northern District of New York against 3M, Saint-Gobain Performance Plastics Corp., Honeywell International Inc. and DuPont. Plaintiffs allege that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick and Petersburgh, New York. Plaintiffs assert various tort claims for personal injury and/or property damage and in some cases request medical monitoring. 3M has settled 32 personal injury and/or property damage cases that were pending or threatened against it in New York state and federal court concerning alleged PFOA contamination in Hoosick Falls and/or Petersburgh. 3M, Saint-Gobain and Honeywell previously settled a class action (Baker), with the federal court granting final approval in February 2022. 3M, Saint-Gobain and Honeywell collectively contributed a total amount of $65 million to resolve the plaintiffs' claims on behalf of themselves and the proposed classes. Additionally, 3M is defending a case in New York state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. Oral argument on a motion to dismiss that was filed by 3M and the other defendants was adjourned. This matter is stayed pending approval of the PWS Settlement. 3M is also defending 22 individual cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers, including 9 new complaints filed on behalf of additional water districts during the quarter ended September 30, 2023. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. 3M has filed answers in these cases and discovery is stayed through at least December 2023 in connection with the pending approval of a separate public water suppliers settlement involving 3M and DuPont.
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
In Alabama and Georgia, 3M, together with multiple co-defendants, is defending two state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. In September 2022, the Company reached an agreement with the Gadsden Water Works and Sewer Board to resolve a similar matter. The plaintiffs in these two water utilities cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Centre, Alabama and Rome, Georgia. The Centre case has been set for trial in November 2023, although 3M has filed a notice of stay pending final approval of the PWS Settlement. The parties are engaged in mediation. 3M reached a settlement agreement to resolve the City of Rome case and, under the terms of the PWS Settlement, 3M’s payments due under the PWS Settlement factor in amounts related to the City of Rome settlement. Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. That case continues, with class certification and other motions recently briefed.
In April 2023, another case that included similar allegations was filed by Shelby County, Alabama, and Talladega County, Alabama, against 3M and other defendants. Those cases have been removed to federal court, where they are proceeding through discovery. 3M has filed a notice of stay of this case pending final approval of the PWS Settlement.
3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. This case is now proceeding through discovery, which has been extended by the court through November 2023. However, the portion of the case relating to Summerville’s claims has been stayed as to 3M pending final approval of the PWS Settlement.
In July 2022, a putative class action was filed against 3M and other PFAS manufacturers by The Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the U.S. EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The claims that will proceed against 3M and other defendants, including negligence, wantonness, and public nuisance, are moving into discovery. 3M has filed a notice of stay of this case pending final approval of the PWS Settlement.

In Delaware, 3M, is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case was removed to federal court, and in September 2022, the court dismissed all but plaintiffs’ negligence claim. In November 2022, plaintiffs filed a third amended complaint seeking to replead certain previously dismissed claims and, in August 2023, the court once again dismissed all but plaintiffs' negligence claim.
In New Jersey, 3M was a defendant in an action brought in federal court by Middlesex Water Company, a publicly traded water utility serving customers in and around certain portions of Middlesex County, New Jersey, which alleged PFAS contamination of its water system. The parties settled in August 2023 and included in the PWS Settlement noted above, and the case was dismissed in September 2023. In September 2020, 3M was named a defendant in a similar lawsuit brought by the Borough of Hopatcong. In January 2021, 3M was named a defendant in another similar lawsuit brought by the Pequannock Township. Those cases are stayed pending approval of the PWS Settlement.
3M, together with several co-defendants, is also defending 30 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle with the plaintiffs in ten cases that sought property damages, subject in certain cases to court approval, and 3M’s share is not considered material. Plaintiffs in the 20 remaining individual cases in federal court allege personal injuries to themselves or their disabled adult children.
3M and Middlesex Water Company are also defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFAS. The court denied 3M’s motion to dismiss, and the case is proceeding through discovery. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action of the state residents who are customers of the water company, seeking indemnity from the Company. After Middlesex Water Company removed the case to federal court in July 2022, plaintiffs filed a motion to remand the case to state court. The federal court remanded the case back to state court in April 2023 and 3M has since answered the third-party complaint. The parties in those two class actions have agreed to participate in mediation. Discovery in the action in federal court is stayed pending the outcome of mediation. A trial in the state court action has been nominally set for March 2024. In March 2023, a personal injury lawsuit was filed against 3M by another Middlesex Water Company customer. In May 2023, 3M filed a motion to dismiss certain of the claims in that lawsuit and plaintiff subsequently amended his complaint to withdraw certain claims against 3M. The case is now proceeding in discovery.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in November 2022, and 3M and DuPont filed a joint motion to dismiss, which was largely denied in September 2023.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023. The magistrate judge recently issued a report and recommendation on the motion to dismiss, which recommends dismissal of several claims against 3M but denies dismissal of claims based on negligence, breach of warranty for failure to warn and medical monitoring. 3M has filed objections objecting to the portions of the report that recommend denial of dismissing those claims. Plaintiffs and the other defendants have filed objections to other aspects of the report and recommendation.
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

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. In September 2022, the Sixth Circuit granted the defendants’ request to appeal the district court’s class certification order. Defendants’ appeal is now fully briefed and oral argument was held in October 2023.
Other PFAS-related Matters
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
In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the RCRA related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility. Separately, in July 2023, 3M received from the EPA a draft for discussion of a federal administrative order under the RCRA, which would require 3M to determine the nature and extent of PFAS contamination around its Cordova facility, among other items.
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
As previously reported, as part of ongoing work with the EPA and ADEM to address compliance matters at the Decatur facility, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM temporarily idled certain manufacturing processes at 3M Decatur and installed wastewater treatment controls. The Company restarted idled processes in October 2019.
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
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it conducts these reviews and responds to information, inspection, and other requests from the agencies. The Company is in negotiations with EPA, the U.S. Department of Justice, and the Alabama, Illinois and Minnesota state environmental agencies to address claims arising under the Clean Water Act and the Toxic Substances Control Act related to the Company’s plants in those states. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first nine months of 2023, as a result of ongoing review and recent developments in ongoing environmental matters and litigation (including the proposed PWS Settlement), the Company increased its accrual for PFAS-related other environmental liabilities by $10.5 billion and made related payments of $201 million. As of September 30, 2023, the Company had recorded liabilities of $10.9 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($3.1 billion) and other liabilities ($7.8 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.

As of September 30, 2023, the Company had recorded liabilities of $35 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of September 30, 2023, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was $8 million. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Combat Arms Earplugs
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

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 Earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, prior to the CAE Settlement (as defined below), the Aearo Entities and 3M faced litigation from a significant number of claimants (in the range of 260,000 to 285,000 individual claimants). As noted in the Respirator Mask/Asbestos Litigation — Aearo Technologies section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section Respirator Mask/Asbestos Litigation — Aearo Technologies. 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities in connection with the chapter 11 proceedings. 3M committed $1.0 billion to fund this trust and committed an additional $0.2 billion to fund projected related case expenses. Under the terms of the agreement, the Company would provide additional funding if required by the Aearo Entities to resolve the matter as part of the chapter 11 proceeding. Related to these actions, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022.
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
In February 2023, the plaintiffs filed with the Bankruptcy Court a motion to dismiss the bankruptcy filings of the Aearo Entities. In June 2023, the Bankruptcy Court granted the plaintiffs’ motion to dismiss. As a result of this dismissal, the Court’s previous stay on the Aearo Combat Arms and Aearo respirator mask/asbestos litigation was lifted. Also in June 2023, the bankruptcy judge certified a direct appeal of the motion to dismiss decision to the U.S. Court of Appeals for the Seventh Circuit. Aearo appealed the decision and the Seventh Circuit accepted the direct appeal. Aearo’s appeals of the Bankruptcy Court’s preliminary injunction and motion to dismiss rulings are stayed as a result of the CAE Settlement (as defined below).
As a result of the June 2023 bankruptcy dismissal, 3M reconsolidated the former deconsolidated Aearo Entities, in the second quarter of 2023, resulting in an immaterial income statement impact. A summary of affected material consolidated balance sheet amounts is included at the end of this Combat Arms litigation discussion.
Related to the dismissal of the bankruptcy, in May 2023, the federal and state MDL courts issued orders providing that mediation would resume. In August 2023, 3M and the Aearo Entities entered into a settlement arrangement (the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the Combat Arms Earplugs sold or manufactured by the Aearo Entities and/or 3M, as well as potential future claims.
Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029, which is structured under the CAE Settlement to include $5.0 billion in cash consideration and $1.0 billion in 3M common stock. The Company may, in its sole discretion, settle the equity portion in cash.The actual amount, payment terms and dates are subject to satisfaction of certain participation thresholds claimants must meet, including that at least 98% of individuals with actual or potential litigation claims involving the Combat Arms Earplugs (calculated as described in the CAE Settlement) must have enrolled in the CAE Settlement and provided 3M with a full release of claims involving the Combat Arms Earplugs. The CAE Settlement contemplates that the shares of 3M common stock to be issued in the CAE Settlement, if and when issued, will be issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. In October 2023, the MDL court issued an order to hold a hearing jointly with the Fourth Judicial District Court of Minnesota, to be held on December 11, 2023, to consider whether the proposed transfer of common stock by the Company as partial consideration in the settlement of claims pursuant to the CAE Settlement is fair to claimants, as required by 15 U.S.C. Section 77c(a)(10).
The CAE Settlement provides that 3M does not admit any liability or wrongdoing. As a result of the CAE Settlement, 3M recorded a pre-tax charge of $4.2 billion in the third quarter of 2023. The charge reflected the $5.3 billion pre-tax present value (discounted at an estimated 5.6% interest rate at time consummation) of contributions under the CAE Settlement net of 3M’s then-existing accrual of $1.1 billion related to this matter.

Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from the 13 bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. The MDL court cases and Eleventh Circuit appeals for the 13 bellwether plaintiffs have all been dismissed consistent with the terms of the CAE Settlement.
During the first nine months of 2023, as a result of ongoing review and recent developments in ongoing litigation (including the CAE Settlement), the Company increased its existing accrual for Combat Arms Earplugs by $4.2 billion and made the related payments noted above. As of September 30, 2023, the Company had an accrued liability of $5.2 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other within other current liabilities ($1.8 billion) and within other liabilities ($3.4 billion) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time. Additionally, as a result of reconsolidation in the second quarter of 2023 of the former deconsolidated Aearo Entities, the following balances on 3M’s consolidated balance sheet as of December 31, 2022 do not appear on the comparative consolidated balance sheet as of September 30, 2023:
•$0.7 billion asset balance in equity and other investments (within other assets), reflecting 3M’s equity investment interest in the entities.
•$0.6 billion net liability for former intercompany amounts due from 3M to the deconsolidated entities. The gross balances were reflected in other liabilities ($0.9 billion) and other assets ($0.3 billion).
Insect Repellent
In October 2023, a putative class action was filed against 3M in the United States District Court in the Southern District of California with various allegations related to the alleged presence of benzene, a known human carcinogen, in 3M’s Ultrathon™ Insect Repellent 8 spray. The plaintiffs seek damages and other relief based on theories of negligence, strict liability, and violations of California’s unfair competition law and Maryland’s consumer protection act. 3M is assessing the allegations in the complaint and will respond within the time established by the court proceedings.
No liability has been recorded for this litigation matter because the Company believes that any such liability is not probable and estimable at this time.
Bair Hugger
As of September 30, 2023, the Company was a named defendant in approximately 5,922 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger™ patient warming system.
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
In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deemed appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court assigned a new mediator to facilitate discussions of the litigation and possible resolution. In April 2023, plaintiffs filed a motion to disqualify the judge and magistrate judge overseeing the MDL, which motion was denied. The parties, working with the mediator, agreed on the beginning of a bellwether process, which is underway, with federal court trials to potentially begin in 2024.

In addition to the federal cases, there are four state court cases relating to the Bair Hugger™ patient warming system. Two are pending in Missouri state court and combine Bair Hugger™ product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have filed a notice of appeal. The other Missouri case is scheduled for trial in 2024. There is also one case in Etowah County, Alabama that combines Bair Hugger™ product liability claims with medical malpractice claims. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger™ system in orthopedic surgeries of medically obese people in Minnesota from May 2017 to the present. The Ramsey County court denied a motion to dismiss in August 2023. Two other state cases have been resolved in 2023, including a Missouri state court case that was voluntarily dismissed in June 2023.
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
For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company's results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
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
In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. The district court held a status conference in January 2023 where no case deadlines were set; the litigation remains in a pre-trial stage. The KCI Defendants filed a renewed motion for summary judgment in March 2023. In July 2023, the parties filed a joint status report with the court notifying the court of the parties’ agreement to mediate the matter, with mediation currently scheduled for November 2023.
For the KCI-related matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.

Compliance Matter
The Company, through its internal processes, discovered certain travel activities and related funding and record keeping issues raising concerns, arising from marketing efforts by certain business groups based in China. The Company initiated an internal investigation to determine whether the expenditures may have violated the U.S. Foreign Corrupt Practices Act ("FCPA") or other potentially applicable anti-corruption laws. In July 2019, the Company voluntarily disclosed this investigation to both the Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") and cooperated with both agencies. In August 2023, the Company resolved the investigation with both agencies. The DOJ closed its investigation with no action taken against the Company. Without admitting or denying the findings, the Company entered into a voluntary settlement with the SEC which found violations of the books and records and internal accounting controls provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934. The resolution includes an agreement to cease and desist from committing any violations of these provisions and payment of approximately $6.5 million.
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
Movement of certain businesses between segments
The businesses associated with two groups of products (each with approximately $25 million in annual sales) were realigned with one moving from the Consumer business segment to the Health Care business segment and the other moving from the Health Care business segment to the Consumer business segment.
Also effective in the first quarter of 2023, the Consumer business segment re-aligned from four divisions to the following three divisions: Home, Health and Auto Care; Construction and Home Improvement Markets; and Stationery and Office.

Business Segment Information

(Millions)	Three months ended September 30,		Nine months ended September 30,
Net Sales	2023	2022	2023	2022
Safety and Industrial	$2,751	$2,894	$8,295	$8,869
Transportation and Electronics	2,171	2,239	6,412	6,847
Health Care	2,073	2,076	6,158	6,383
Consumer	1,315	1,409	3,800	4,048
Corporate and Unallocated	2	1	3	3
Total Company	$8,312	$8,619	$24,668	$26,150

	Three months ended September 30,		Nine months ended September 30,
Operating Performance	2023	2022	2023	2022
Safety and Industrial	$666	$652	$1,801	$572
Transportation and Electronics	389	475	1,093	1,414
Health Care	460	450	1,231	1,387
Consumer	269	299	683	766
Total business segment operating income (loss)	1,784	1,876	4,808	4,139
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(4,270)	(246)	(14,709)	(812)
Divestiture costs	(132)	(6)	(359)	(6)
Gain on business divestitures	36	2,724	36	2,724
Divestiture-related restructuring actions	—	(41)	—	(41)
Russia exit (charges) benefits	—	(109)	18	(109)
Total corporate special items	(4,366)	2,322	(15,014)	1,756
Other corporate expense - net	(72)	(42)	(165)	12
Total Corporate and Unallocated	(4,438)	2,280	(15,179)	1,768
Total Company operating income (loss)	(2,654)	4,156	(10,371)	5,907

Other expense/(income), net	200	24	317	112
Income (loss) before income taxes	$(2,854)	$4,132	$(10,688)	$5,795
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in the following sections:
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
3M has been and may continue to be impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). The Overview section of Part II, Item 7 of the Company’s 2022 Annual Report on Form 10-K provides a description of how COVID-19 has impacted or may impact 3M. In addition within this Form 10-Q for the quarterly period ended September 30, 2023, risk factors with respect to unexpected events such as COVID-19 can be found in Item 1A “Risk Factors” and certain COVID-19 impacts are referenced in various discussions within this Form 10-Q, including in this Item 2.
3M is also impacted by certain special items such as costs for significant litigation and the sales and income associated with manufactured PFAS products. 3M is experiencing interruption to a portion of its manufacturing operations at its site in Zwijndrecht, Belgium as more fully discussed in Note 14. During the first nine months of 2023, 3M's costs for significant litigation (see Certain amounts adjusted for special items - (non-GAAP measures) section below) totaled approximately $15.0 billion pre-tax and included, among other things, a $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS and a $4.2 billion pre-tax charge related to the settlement agreement announced in the third quarter of 2023 to resolve Combat Arms Earplugs litigation. See Certain amounts adjusted for special items - (non-GAAP measures) section below for additional discussion of these and other special items, including references therein to where further information is provided.
Additional information regarding certain items impacting pre-2023 periods that may also be relevant in 2023 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2022 Annual Report on Form 10-K.

Earnings (loss) per share attributable to 3M common shareholders – diluted:
The following table provides the increases (decreases) in diluted earnings (loss) per share.

Earnings (loss) per diluted share	Three months ended September 30, 2023	Nine months ended September 30, 2023
Same period last year	$6.77	$9.15
Net costs for significant litigation	0.37	3.10
Divestiture costs	0.01	0.01
Gain on business divestitures	(4.71)	(4.69)
Divestiture-related restructuring actions	0.05	0.06
Russia exit charges	0.20	0.19
Manufactured PFAS products	(0.09)	(0.13)
Total special items	(4.17)	(1.46)
Same period last year, excluding special items	$2.60	$7.69
Increase/(decrease) due to:
Total organic growth/productivity and other	0.22	(0.13)
Restructuring and related charges	(0.10)	(0.46)
Raw material impact	(0.03)	(0.22)
Foreign exchange impacts	0.01	(0.10)
Acquisitions/divestitures	—	(0.05)
Other expense (income), net	(0.02)	(0.07)
Income tax rate	(0.07)	(0.06)
Shares of common stock outstanding	0.07	0.22
Current period, excluding special items	2.68	6.82
Net costs for significant litigation	(6.13)	(20.64)
Divestiture costs	(0.19)	(0.53)
Gain on business divestitures	0.05	0.05
Russia exit (charges) benefits	—	0.04
Manufactured PFAS products	(0.15)	(0.08)
Total special items	(6.42)	(21.16)
Current period	$(3.74)	$(14.34)
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
A discussion related to the components of year-on-year changes in earnings (loss) per diluted share follows:
Total organic growth/productivity and other:
•For the third quarter of 2023, the following components impacted operating margins and earnings (loss) per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings (loss) per share by $0.09.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.31 per share which was impacted by the following:
•Benefits from ongoing productivity actions, restructuring, strong spending discipline and higher selling prices
•Lower sales volumes (particularly electronics, consumer retail and China) and investments in growth, productivity, and sustainability
•For the first nine months of 2023, the following components impacted operating margins and earnings (loss) per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings (loss) per share by $0.39.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year decline of $0.26 per share which was impacted by the following:
▪Lower sales volumes (particularly electronics/consumer retail); investments in growth, productivity, and sustainability; manufacturing/supply chain headwinds; inflation impacts; China; and Europe geopolitical impacts
▪Benefits from spending discipline, restructuring, higher selling prices and ongoing productivity actions

Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $62 million and $326 million in the third quarter and first nine months of 2023, respectively, compared to $41 million and $59 million in the same periods last year, respectively, (refer to Note 5 for additional discussion). In addition, 3M recorded certain related accelerated depreciation.
Raw material impact:
•3M continued to experience headwinds year-on-year from the carryover impact of higher raw material, logistics and energy cost inflation.
Foreign exchange impacts
•Foreign currency impacts (net of hedging) increased operating loss by approximately $2 million (or an increase of pre-tax loss by approximately $5 million) year-on-year for the third quarter of 2023 and increased operating loss by approximately $117 million (or an increase of pre-tax loss by approximately $104 million) year-on-year for the first nine months of 2023. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Acquisitions/divestitures:
•Acquisition and divestiture impacts are measured separately for the first 12 months post-transaction.
•Divestiture impact includes lost income from divested businesses and remaining stranded costs (net of transition arrangement income).
◦In the third quarter of 2023, 3M completed the sale of its dental local anesthetic business (discussed in Note 3). In the third quarter of 2022, 3M completed the split-off of the Food Safety business.
◦In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 14). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased for the third quarter and first nine months of 2023 compared to the same period year-on-year.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the third quarter and first nine months of 2023.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the third quarter of 2023 was 27.4 percent on a pre-tax loss, compared to 6.6 percent on pre-tax income in the prior year. The primary factors that impacted the comparison of these rates were the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation (see Note 14) and the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business. The effective tax rate for the first nine months of 2023 was 25.8 percent, compared to 9.5 percent in the prior year. The primary factors that impacted the comparison of the nine-month rates were the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation, the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS, and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14), along with the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business.
•On an adjusted basis (see section entitled Certain amounts adjusted for special items - (non-GAAP measures)), the effective tax rate for the third quarter and first nine months of 2023 was 18.1 percent and 18.3 percent, respectively, an increase of 2.2 percentage points and an increase 0.6 percentage points, respectively, compared to the same period year-on-year. The primary drivers of the increase are year-over-year adjustments to uncertain tax positions and audit settlements, including a partially offsetting adjustment in the third quarter of 2023 of an uncertain tax position related to Health Care business.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings (loss) per share year-on-year for the third quarter and first nine months of 2023.

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
•Earnings (loss) per share
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 14). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 14), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
Gain/loss on sale of business divestitures:
•In 2023, 3M recorded a gain related to the sale of its dental local anesthetic business partially offset by a loss associated with a previously contingent indemnification obligation from a 2020 divestiture. Refer to Note 3 for further details.
•In 2022, 3M recorded a gain related to the split-off and combination of its Food Safety business with Neogen Corporation.
Divestiture costs:
•These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.

Divestiture-related restructuring actions:
•In the third quarter of 2022, following the split-off of the Food Safety business, management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested businesses. Refer to Note 5 for further details.
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

	Three months ended September 30, 2022
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$652	22.5%
Adjustments for special items:
Net costs for significant litigation		21
Total special items		21
Adjusted amounts (non-GAAP measures)		$673	23.2%
Transportation and Electronics
GAAP amounts	$2,239	$475	21.2%
Adjustments for special items:
Manufactured PFAS products	(350)	(65)
Total special items	(350)	(65)
Adjusted amounts (non-GAAP measures)	$1,889	$410	21.7%
Total Company
GAAP amounts	$8,619	$4,156	48.2%	$4,132	$271	6.6%	$3,859	$6.77
Adjustments for special items:
Net costs for significant litigation	—	267		267	57		210	0.37
Manufactured PFAS products	(350)	(65)		(65)	(16)		(49)	(0.09)
Gain on business divestitures	—	(2,724)		(2,724)	(39)		(2,685)	(4.71)
Russia exit charges (benefits)	—	109		109	(2)		111	0.20
Divestiture-related restructuring actions	—	41		41	9		32	0.05
Divestiture costs	—	6		6	2		4	0.01
Total special items	(350)	(2,366)		(2,366)	11		(2,377)	(4.17)
Adjusted amounts (non-GAAP measures)	$8,269	$1,790	21.6%	$1,766	$282	15.9%	$1,482	$2.60

	Three months ended September 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$666	24.2%
Adjustments for special items:
Net costs for significant litigation			42
Total special items			42
Adjusted amounts (non-GAAP measures)			$708	25.7%
Transportation and Electronics
GAAP amounts	$2,171	(3.0)%	$389	17.9%
Adjustments for special items:
Manufactured PFAS products	(292)		105
Total special items	(292)		105
Adjusted amounts (non-GAAP measures)	$1,879	(0.5)%	$494	26.3%
Total Company
GAAP amounts	$8,312	(3.6)%	$(2,654)	(31.9)%	$(2,854)	$(781)	27.4%	$(2,075)	$(3.74)	(155)%
Adjustments for special items:
Net costs for significant litigation[1]	—		4,312		4,469	1,068		3,401	6.13
Manufactured PFAS products	(292)		105		105	25		80	0.15
Gain on business divestitures	—		(36)		(36)	(11)		(25)	(0.05)
Divestiture costs	—		132		132	26		106	0.19
Total special items	(292)		4,513		4,670	1,108		3,562	6.42
Adjusted amounts (non-GAAP measures)	$8,020	(3.0)%	$1,859	23.2%	$1,816	$327	18.1%	$1,487	$2.68	3%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Three months ended September 30, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(3.7)%	0.4%	(0.9)%	0.6%	(3.6)%
Remove manufactured PFAS products special item impact	0.6	—	—	—	0.6
Adjusted total Company (non-GAAP measures)	(3.1)%	0.4%	(0.9)%	0.6%	(3.0)%

Transportation and Electronics	(4.1)%	1.4%	(0.4)%	0.1%	(3.0)%
Remove manufactured PFAS products special item impact	2.3	0.3	(0.1)	—	2.5
Adjusted Transportation and Electronics (non-GAAP measures)	(1.8)%	1.7%	(0.5)%	0.1%	(0.5)%

	Nine months ended September 30, 2022
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$572	6.4%
Adjustments for special items:
Net costs for significant litigation		1,421
Total special items		1,421
Adjusted amounts (non-GAAP measures)		$1,993	22.5%
Transportation and Electronics
GAAP amounts	$6,847	$1,414	20.6%
Adjustments for special items:
Manufactured PFAS products	(988)	(101)
Total special items	(988)	(101)
Adjusted amounts (non-GAAP measures)	$5,859	$1,313	22.4%
Total Company
GAAP amounts	$26,150	$5,907	22.6%	$5,795	$550	9.5%	$5,236	$9.15
Adjustments for special items:
Net costs for significant litigation	—	2,233		2,233	456		1,777	3.10
Manufactured PFAS products	(988)	(101)		(101)	(26)		(75)	(0.13)
Gain on business divestitures	—	(2,724)		(2,724)	(39)		(2,685)	(4.69)
Russia exit charges (benefits)	—	109		109	(2)		111	0.19
Divestiture-related restructuring actions	—	41		41	9		32	0.06
Divestiture costs	—	6		6	2		4	0.01
Total special items	(988)	(436)		(436)	400		(836)	(1.46)
Adjusted amounts (non-GAAP measures)	$25,162	$5,471	21.7%	$5,359	$950	17.7%	$4,400	$7.69

	Nine months ended September 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$1,801	21.7%
Adjustments for special items:
Net costs for significant litigation			83
Total special items			83
Adjusted amounts (non-GAAP measures)			$1,884	22.7%
Transportation and Electronics
GAAP amounts	$6,412	(6.3)%	$1,093	17.0%
Adjustments for special items:
Manufactured PFAS products	(969)		54
Total special items	(969)		54
Adjusted amounts (non-GAAP measures)	$5,443	(7.1)%	$1,147	21.1%
Total Company
GAAP amounts	$24,668	(5.7)%	$(10,371)	(42.0)%	$(10,688)	$(2,755)	25.8%	$(7,940)	$(14.34)	N/M
Adjustments for special items:
Net costs for significant litigation[1]	—		14,792		14,961	3,532		11,429	20.64
Manufactured PFAS products	(969)		54		54	12		42	0.08
Gain on business divestitures	—		(36)		(36)	(11)		(25)	(0.05)
Russia exit charges (benefits)	—		(18)		(18)	3		(21)	(0.04)
Divestiture costs	—		359		359	66		293	0.53
Total special items	(969)		15,151		15,320	3,602		11,718	21.16
Adjusted amounts (non-GAAP measures)	$23,699	(5.8)%	$4,780	20.2%	$4,632	$847	18.3%	$3,778	$6.82	(11)%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Nine months ended September 30, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(3.6)%	0.2%	(1.2)%	(1.1)%	(5.7)%
Remove manufactured PFAS products special item impact	(0.2)	—	—	0.1	(0.1)
Adjusted total Company (non-GAAP measures)	(3.8)%	0.2%	(1.2)%	(1.0)%	(5.8)%

Transportation and Electronics	(4.5)%	0.6%	(0.9)%	(1.5)%	(6.3)%
Remove manufactured PFAS products special item impact	(0.8)	0.2	(0.2)	—	(0.8)
Adjusted Transportation and Electronics (non-GAAP measures)	(5.3)%	0.8%	(1.1)%	(1.5)%	(7.1)%
Sales and operating income (loss) by business segment:
The following tables contain sales and operating income (loss) results by business segment for the three and nine months ended September 30, 2023 and 2022. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2023 versus 2022 results, including Corporate and Unallocated. Refer to Note 15 for additional information on business segments.

	Three months ended September 30,
	2023		2022		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$2,751	$666	$2,894	$652	(4.9)%	2.3%
Transportation and Electronics	2,171	389	2,239	475	(3.0)	(17.9)
Health Care	2,073	460	2,076	450	(0.2)	2.2
Consumer	1,315	269	1,409	299	(6.7)	(10.1)
Corporate and Unallocated	2	(4,438)	1	2,280
Total Company	$8,312	$(2,654)	$8,619	$4,156	(3.6)%	(163.9)%

	Nine months ended September 30,
	2023		2022		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$8,295	$1,801	$8,869	$572	(6.5)%	N/M
Transportation and Electronics	6,412	1,093	6,847	1,414	(6.3)	(22.7)
Health Care	6,158	1,231	6,383	1,387	(3.5)	(11.3)
Consumer	3,800	683	4,048	766	(6.1)	(10.9)
Corporate and Unallocated	3	(15,179)	3	1,768
Total Company	$24,668	$(10,371)	$26,150	$5,907	(5.7)%	N/M

	Three months ended September 30, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(5.8)%	—%	—%	0.9%	(4.9)%
Transportation and Electronics	(4.1)	1.4	(0.4)	0.1	(3.0)
Health Care	2.4	—	(3.4)	0.8	(0.2)
Consumer	(7.2)	—	—	0.5	(6.7)
Total Company	(3.7)	0.4	(0.9)	0.6	(3.6)

	Nine months ended September 30, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(5.5)%	—%	—%	(1.0)%	(6.5)%
Transportation and Electronics	(4.5)	0.6	(0.9)	(1.5)	(6.3)
Health Care	1.3	—	(3.9)	(0.9)	(3.5)
Consumer	(5.4)	—	(0.1)	(0.6)	(6.1)
Total Company	(3.6)	0.2	(1.2)	(1.1)	(5.7)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area:
Percent change information compares the three and nine months ended September 30, 2023 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,769	$2,097	$1,446	$—	$8,312
% of worldwide sales	57.4%	25.2%	17.4%		100.0%
Components of net sales change:
Organic sales	0.2	(12.4)	(1.6)		(3.7)
Acquisitions	0.6	0.1	0.1		0.4
Divestitures	(0.7)	(1.0)	(1.2)		(0.9)
Translation	0.5	(2.3)	6.6		0.6
Total sales change	0.6%	(15.6)%	3.9%		(3.6)%

	Nine months ended September 30, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$13,846	$6,411	$4,411	$—	$24,668
% of worldwide sales	56.1%	26.0%	17.9%		100.0%
Components of net sales change:
Organic sales	0.5	(11.9)	(2.0)		(3.6)
Acquisitions	0.3	—	—		0.2
Divestitures	(1.3)	(1.0)	(1.0)		(1.2)
Translation	(0.1)	(3.9)	0.6		(1.1)
Total sales change	(0.6)%	(16.8)%	(2.4)%		(5.7)%
Additional information beyond what is included in the preceding tables are as follows:
•For the third quarter of 2023, in the Americas geographic area, U.S. total sales was flat which included flat organic sales. Total sales in Mexico increased 19 percent which included increased organic sales of 11 percent. In Canada, total sales decreased 8 percent which included decreased organic sales of 4 percent. In Brazil, total sales increased 5 percent which included increased organic sales of 1 percent. In the Asia Pacific geographic area, China total sales decreased 20 percent which included decreased organic sales of 17 percent. In Japan, total sales decreased 14 percent which included decreased organic sales of 9 percent.
•For the first nine months of 2023, in the Americas geographic area, U.S. total sales were flat which included increased organic sales of 1 percent. Total sales in Mexico increased 11 percent which included increased organic sales of 11 percent. In Canada, total sales decreased 13 percent which included decreased organic sales of 7 percent. In Brazil, total sales increased 3 percent which included increased organic sales of 3 percent. In the Asia Pacific geographic area, China total sales decreased 18 percent which included decreased organic sales of 13 percent. In Japan, total sales decreased 18 percent which included decreased organic sales of 11 percent.
Managing currency risks:
The weaker U.S. dollar had a positive impact on sales in the third quarter of 2023 compared to the same period last year. The stronger U.S. dollar had a negative impact on sales in the first nine months of 2023 compared to the same period last year. Net of the Company’s hedging strategy, foreign currency negatively impacted earnings in the third quarter and first nine months of 2023 compared to the same period last year. 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.

Financial condition:
Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2023, the Company purchased $31 million of its own stock, compared to $928 million of stock purchases in the first nine months of 2022. As of September 30, 2023, approximately $4.2 billion remained available under the authorization. In February 2023, 3M’s Board of Directors declared a first-quarter 2023 dividend of $1.50 per share, an increase of 1 percent. This marked the 65th consecutive year of dividend increases for 3M. In May 2023, 3M's Board of Directors declared a second-quarter 2023 dividend of $1.50 per share. In August 2023, 3M's Board of Directors declared a third-quarter 2023 dividend of $1.50 per share.
RESULTS OF OPERATIONS
Net Sales:
Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
(Percent of net sales)	2023	2022	Change	2023	2022	Change
Cost of sales	55.1%	54.9%	0.2%	55.9%	56.0%	(0.1)%
Selling, general and administrative expenses (SG&A)	72.0	23.1	48.9	80.6	26.4	54.2
Research, development and related expenses (R&D)	5.2	5.4	(0.2)	5.6	5.4	0.2
Gain on business divestitures	(0.4)	(31.6)	31.2	(0.1)	(10.4)	10.3
Operating income (loss) margin	(31.9)%	48.2%	(80.1)%	(42.0)%	22.6%	(64.6)%
Stock compensation expense was $46 million and $44 million for the third quarter of 2023 and 2022, respectively, and was $222 million and $226 million for the nine months ended September 30, 2023 and 2022, respectively, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The Company’s annual stock option and restricted stock unit grant is made in February. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. This retiree-eligible population represents 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is recognized in the first quarter each year.
3M expects global defined benefit pension and postretirement service cost expense in 2023 to decrease by approximately $160 million pre-tax when compared to 2022, which impacts cost of sales, SG&A, and R&D. The year-on-year decrease in defined benefit pension and postretirement service cost expense for the third quarter and first nine months of 2023 was approximately $37 million and $117 million, respectively.
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
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with these investments impacting cost of sales, SG&A, and R&D.

Cost of Sales:
Cost of sales, measured as a percent of sales, increased in the third quarter and decreased the first nine months of 2023 when compared to the same period last year. Increases in the third quarter of 2023 were due to investments in growth, productivity and sustainability; restructuring charges and carryover impact of higher raw material, logistics and energy cost inflation. Decreases in the first nine months of 2023 were primarily due to lower year-on-year net costs for significant litigation to address certain PFAS-related matters at 3M's Zwijndrecht, Belgium site, higher selling prices, spending discipline and restructuring benefits.These decreases were partially offset by investments in growth, productivity and sustainability; restructuring charges, and carryover impact of higher raw material, logistics and energy cost inflation.
Selling, General and Administrative Expenses:
SG&A, measured as a percent of sales, increased in the third quarter and first nine months of 2023 when compared to the same period last year. SG&A in 2023 was primarily impacted by the $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS and the $4.2 billion pre-tax charge related to the third quarter 2023 settlement agreement to resolve Combat Arms Earplugs litigation (both discussed in Note 14). SG&A was also impacted by restructuring charges, divestiture costs (related to separating and preparing the Health Care business for spin-off), continued investment in key growth initiatives and ongoing respirator mask/asbestos litigation matters. These impacts were partially offset by 2022 net costs for significant litigation to address Combat Arms Earplugs litigation matters (for which a pre-tax charge of approximately $1.2 billion was reflected in the second quarter of 2022), restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses:
R&D, measured as a percent of sales, decreased in the third quarter and increased the first nine months of 2023 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D was also impacted by restructuring charges.
Other Expense (Income), Net:
See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) increased in the third quarter and first nine months of 2023 compared to the same period year-on-year primarily driven by the addition of imputed interest associated with the obligations resulting from the PFAS-related public water systems proposed settlement and the Combat Arms Earplugs settlement (discussed in Note 14).
The non-service pension and postretirement net benefit decreased approximately $34 million and $106 million in the third quarter and first nine months of 2023, respectively, compared to the same period year-on-year.
Provision (benefit) for Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income/loss)	2023	2022	2023	2022
Effective tax rate	27.4%	6.6%	25.8%	9.5%
The primary factors that impacted the comparisons of the Company's effective tax rate for the third quarters and the first nine months of 2023 and 2022 were the third quarter 2023 charge related to the settlement agreement to resolve Combat Arms Earplugs litigation, the second quarter 2023 charge related to the proposed settlement agreement with public water systems in the United States regarding PFAS, and the tax impact associated with the second quarter 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14), along with the tax efficient structure associated with the third quarter 2022 gain on split-off of the Food Safety business.
On an adjusted basis (see section entitled Certain amounts adjusted for special items - (non-GAAP measures)), the effective tax rate for the third quarter and first nine months of 2023 was 18.1 percent and 18.3 percent, respectively, an increase of 2.2 percentage points and 0.6 percentage points, respectively, compared to the same period year-on-year. The primary drivers of the increase are year-over-year adjustments to uncertain tax positions and audit settlements, including a partially offsetting adjustment in the third quarter of 2023 of an uncertain tax position related to Health Care business.
The tax rate can vary from quarter to quarter due to discrete items, such as the settlement of income tax audits, changes in tax laws, and employee share-based payment accounting; as well as recurring factors, such as the geographic mix of income before taxes.
Refer to Note 8 for further discussion of income taxes.

Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$2	$7	$3
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities such as Kindeva following 3M's divestiture of the drug delivery business in 2020. In the fourth quarter of 2022, 3M sold its remaining ownership interest in Kindeva.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2023	2022	2023	2022
Net income (loss) attributable to noncontrolling interest	$4	$4	$14	$12
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
Corporate and Unallocated operating expenses increased in the third quarter and first nine months of 2023, when compared to the same period last year. The subsections below provide additional information.

Corporate Special Items
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 15 for additional information on the components of corporate special items. Corporate special item net costs increased year-over-year primarily due to increased net costs for significant litigation as a result of the $10.3 billion pre-tax charge related to the proposed settlement agreement announced in the second quarter of 2023 with public water systems in the United States regarding PFAS and the third quarter 2023 $4.2 billion pre-tax charge related to the settlement agreement to resolve Combat Arms Earplug litigation (both discussed in Note 14) and divestiture costs.
Other Corporate Expense - Net
Other corporate operating expenses, net, increased in the third quarter and first nine months of 2023, when compared to the same period last year. The year-on-year increase was primarily due to higher pre-tax restructuring charges (see Note 5).
Operating Business Segments:
Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's 2022 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.
Safety and Industrial Business:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales (millions)	$2,751	$2,894	$8,295	$8,869
Sales change analysis:
Organic sales	(5.8)%		(5.5)%
Translation	0.9		(1.0)
Total sales change	(4.9)%		(6.5)%

Business segment operating income (millions)	$666	$652	$1,801	$572
Percent change	2.3%		N/M
Percent of sales	24.2%	22.5%	21.7%	6.4%

Adjusted business segment operating income (millions) (non-GAAP measure)	$708	$673	$1,884	$1,993
Percent change	5.4%		(5.4)%
Percent of sales	25.7%	23.2%	22.7%	22.5%
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

Third quarter 2023 results:
Sales in Safety and Industrial were down 4.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and decreased in closure and masking systems, industrial adhesives and tapes, personal safety, abrasives, electrical markets and automotive aftermarket.
•Growth was held back by disposable respirator sales decline within personal safety along with the exit of Russia (which negatively impacted year-on-year third quarter organic growth by 4.3 percentage points); declines in closure and masking systems due to lower packaging and shipping activity; and declines within industrial adhesives and tapes from continued end-market softness in electronics.
Business segment operating income margins increased year-on-year from ongoing productivity actions, benefits from restructuring, strong spending discipline, pricing, and lower special item costs for significant litigation which more than offset the decline driven by lower sales volume and higher restructuring costs. Adjusting for special items (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
First nine months 2023 results:
Sales in Safety and Industrial were down 6.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules, automotive aftermarket, and electrical markets, were flat abrasives and decreased in personal safety, industrial adhesives and tapes, and closure and masking systems.
•Growth was held back by the disposable respirator sales decline within personal safety along with the exit of Russia (which, together, negatively impacted year-on-year organic growth by 6.3 percentage points) for the first nine months of 2023; declines within industrial adhesives and tapes due to consumer electronics softness, closure and masking systems was down as consumers pulled back on discretionary spending impacting e-commerce shipments (slowing down in packaging and shipping activity).
Business segment operating income margins increased year-on-year primarily due to lower special item costs for significant litigation. 2022 was impacted by a pre-tax charge in the second quarter of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 14). Margins were also impacted by aggressive spending discipline, pricing and productivity actions which were more than offset by the lower sales volume, higher restructuring costs, inflation impacts, investments in the business and China-related challenges. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales (millions)	$2,171	$2,239	$6,412	$6,847
Sales change analysis:
Organic sales	(4.1)%		(4.5)%
Acquisitions	1.4		0.6
Divestitures	(0.4)		(0.9)
Translation	0.1		(1.5)
Total sales change	(3.0)%		(6.3)%

Business segment operating income (millions)	$389	$475	$1,093	$1,414
Percent change	(17.9)%		(22.7)%
Percent of sales	17.9%	21.2%	17.0%	20.6%

Adjusted sales (millions) (non-GAAP measure)	$1,879	$1,889	$5,443	$5,859
Sales change analysis:
Organic sales	(1.8)%		(5.3)%
Acquisitions	1.7		0.8
Divestitures	(0.5)		(1.1)
Translation	0.1		(1.5)
Total sales change	(0.5)%		(7.1)%

Adjusted business segment operating income (millions) (non-GAAP measure)	$494	$410	$1,147	$1,313
Percent change	20.9%		(12.6)%
Percent of sales	26.3%	21.7%	21.1%	22.4%
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
Third quarter 2023 results:
Sales in Transportation and Electronics were down 3.0 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 0.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, and decreased advanced materials, electronics, commercial solutions and transportation safety.
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
Business segment operating income margins decreased year-on-year from operating losses on PFAS manufactured products, sales volume declines, and higher restructuring costs partially offset by benefits from productivity actions, restructuring, strong spending discipline, and pricing. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

First nine months 2023 results:
Sales in Transportation and Electronics were down 6.3 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 7.1 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, were flat in transportation safety, and decreased in electronics, advanced materials and commercial solutions.
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
Business segment operating income margins decreased year-on-year from lower sales volumes, operating losses on PFAS manufactured products, inflation impacts, investments in the business, higher restructuring costs, manufacturing and supply chain headwinds and China-related challenges partially offset by benefits from aggressive spending discipline, pricing and productivity actions. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
Health Care Business:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales (millions)	$2,073	$2,076	$6,158	$6,383
Sales change analysis:
Organic sales	2.4%		1.3%
Divestitures	(3.4)		(3.9)
Translation	0.8		(0.9)
Total sales change	(0.2)%		(3.5)%

Business segment operating income (millions)	$460	$450	$1,231	$1,387
Percent change	2.2%		(11.3)%
Percent of sales	22.2%	21.7%	20.0%	21.7%
Third quarter 2023 results:
Sales in Health Care were down 0.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in oral care, medical solutions, and separation and purification and decreased in health information systems.
•Growth was held back by the normalization of post-COVID related biopharma demand, and tighter hospital budgets negatively impacting separation and purification, and health information systems performance.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the third quarter 2023 sale of the dental local anesthetic business and the third quarter 2022 split-off of the Food Safety business.
Business segment operating income margins increased year-on-year due to productivity actions, benefits from restructuring, strong spending discipline, and pricing partially offset by higher restructuring costs.
As discussed in Note 3, in the third quarter of 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business.

First nine months 2023 results:
Sales in Health Care were down 3.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in oral care and medical solutions and decreased in separation and purification and health information systems.
•Growth was held back by declines in separation and purification due to the normalization of post-COVID-related biopharma demand, declines in health information systems from tighter hospital budgets along with overall headwinds from the exit of Russia.
Divestitures:
•Divestiture impact relates to the lost sales year-on-year from the third quarter 2023 sale of the dental local anesthetic business and the third quarter 2022 split-off of the Food Safety business.
Business segment operating income margins decreased year-on-year due to manufacturing and supply chain headwinds, inflation impacts, investments in the business and higher restructuring costs partially offset by benefits from aggressive spending discipline, pricing, productivity actions, and restructuring.
Consumer Business:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Sales (millions)	$1,315	$1,409	$3,800	$4,048
Sales change analysis:
Organic sales	(7.2)%		(5.4)%
Divestitures	—		(0.1)
Translation	0.5		(0.6)
Total sales change	(6.7)%		(6.1)%

Business segment operating income (millions)	$269	$299	$683	$766
Percent change	(10.1)%		(10.9)%
Percent of sales	20.5%	21.2%	18.0%	18.9%
Third quarter 2023 results:
Sales in Consumer were down 6.7 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in home improvement, home health and auto care and stationery and office.
•Growth was negatively impacted as discretionary spending trends on hardline categories remain subdued. The back-to-school season was soft, and rising interest rates continued to impact the housing market and related spending.
Business segment operating income margins decreased year-on-year from lower sales volumes and higher restructuring costs, partially offset by benefits from productivity actions, restructuring, strong spending discipline, and pricing.
First nine months 2023 results:
Sales in Consumer were down 6.1 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in home improvement, home health and auto care, and stationery and office.
•Growth was negatively impacted as consumers have shifted their spending patterns to more non-discretionary items.
Business segment operating income margins decreased year-on-year from lower sales volumes, inflation impacts, investments, manufacturing and supply chain headwinds, and higher restructuring costs partially offset by benefits from aggressive spending discipline, pricing, productivity actions and restructuring.

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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had $1.9 billion in commercial paper outstanding at September 30, 2023, compared to no commercial paper outstanding as of December 31, 2022.
Total debt:
The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of September 2023, 3M has a credit rating of A2, negative outlook from Moody's Investors Service, and a credit rating of BBB+, CreditWatch negative from S&P Global Ratings.
The Company’s total debt at September 30, 2023 was largely consistent when compared to December 31, 2022 as maturities of $1.8 billion of fixed-rate notes were offset by issuances of commercial paper of $1.9 billion. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA ceased publication of certain LIBOR rates after December 31, 2021. Certain USD LIBOR rates subject to a synthetic methodology will continue to be published until September 2024. The Company's believes its material debt securities, bank facilities, and derivative instruments that previously utilized LIBOR as the reference rate have transitioned to the Secured Overnight Financing Rate, or SOFR, as a reference rate as necessary.
Effective February 8, 2023, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated February 10, 2020. In May 2016, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series. As of September 30, 2023, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 10 of this Form 10-Q and Note 12 in 3M's 2022 Annual Report on Form 10-K.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at September 30, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2023, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
The Company also had $330 million in stand-alone letters of credit and bank guarantees issued and outstanding at September 30, 2023. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities:
At September 30, 2023, 3M had $5.2 billion of cash, cash equivalents and marketable securities, of which approximately $3.2 billion was held by the Company’s foreign subsidiaries and approximately $2.0 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2022, 3M had $3.9 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and $1.2 billion was held by the United States. The increase from December 31, 2022 primarily resulted from cash flow from operations.
Net Debt (non-GAAP measure):
Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of September 30, 2023 and December 31, 2022.

(Millions)	September 30, 2023	December 31, 2022	Change
Total debt	$16,013	$15,939	$74
Less: Cash, cash equivalents and marketable securities	5,236	3,916	1,320
Net debt (non-GAAP measure)	$10,777	$12,023	$(1,246)
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
Working capital (non-GAAP measure):

(Millions)	September 30, 2023	December 31, 2022	Change
Current assets	$16,198	$14,688	$1,510
Less: Current liabilities	15,466	9,523	5,943
Working capital (non-GAAP measure)	$732	$5,165	$(4,433)
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
Working capital decreased $4.4 billion compared with December 31, 2022. Balance changes in current assets increased working capital by $1.5 billion, driven largely by increases in cash and cash equivalents and accounts receivable. Balance changes in current liabilities decreased working capital by $5.9 billion, primarily due to increases in the current portion of obligations resulting from the PFAS-related public water systems proposed settlement and the Combat Arms Earplugs settlement (discussed in Note 14).

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
Cash Flows from Operating Activities:

	Nine months ended September 30,
(Millions)	2023	2022
Net income (loss) including noncontrolling interest	$(7,926)	$5,248
Depreciation and amortization	1,450	1,371
Company pension and postretirement contributions	(85)	(102)
Company pension and postretirement expense	113	124
Stock-based compensation expense	222	226
Gain on business divestitures	(36)	(2,724)
Income taxes (deferred and accrued income taxes)	(3,837)	(506)
Accounts receivable	(371)	(467)
Inventories	236	(1,018)
Accounts payable	118	175
Other — net	14,810	1,342
Net cash provided by (used in) operating activities	$4,694	$3,669
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items can significantly impact cash flows.
In the first nine months of 2023, cash flows provided by operating activities increased $1,025 million compared to the same period last year, primarily driven by the combination of accounts receivable, inventories and accounts payable. Cumulatively, they decreased operating cash flow by $17 million in the first nine months of 2023, compared to operating cash flow decreasing by $1,310 million for these items in the first nine months of 2022. The 2023 pre-tax charges of $10.3 billion related to the proposed settlement agreement with public water systems in the United States regarding PFAS and $4.2 billion related to the settlement agreement to resolve Combat Arms Earplugs litigation along with the $1.2 billion pre-tax charge in 2022 related to steps toward resolving Combat Arms Earplugs litigation (all discussed in Note 14) largely impacted the net income component above, with offsets in the other-net and deferred tax elements in each of those periods.
Cash Flows from Investing Activities:

	Nine months ended September 30,
(Millions)	2023	2022
Purchases of property, plant and equipment (PP&E)	$(1,257)	$(1,243)
Proceeds from sale of PP&E and other assets	114	65
Acquisitions, net of cash acquired	—	—
Purchases and proceeds from maturities and sale of marketable securities and investments, net	149	28
Proceeds from sale of businesses, net of cash sold	60	13
Cash payment from Food Safety business split-off, net of divested cash	—	478
Other — net	28	1
Net cash provided by (used in) investing activities	$(906)	$(658)
Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2023 capital spending to be approximately $1.5 billion to $1.7 billion as 3M continues to invest in growth, productivity and sustainability.
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
Refer to Note 3 for information on acquisitions and divestitures. The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses. Refer to Note 3 to the Consolidated Financial Statements in 3M's 2022 Annual Report on Form 10-K for additional information on the 2022 Cash payment from Food Safety business split-off, net of divested cash.
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
Cash Flows from Financing Activities:

	Nine months ended September 30,
(Millions)	2023	2022
Change in short-term debt — net	$485	$340
Repayment of debt (maturities greater than 90 days)	(2,434)	(1,179)
Proceeds from debt (maturities greater than 90 days)	2,011	1
Total cash change in debt	62	(838)
Purchases of treasury stock	(31)	(928)
Proceeds from issuances of treasury stock pursuant to stock option and benefit plans	245	310
Dividends paid to shareholders	(2,483)	(2,550)
Other — net	(16)	(29)
Net cash provided by (used in) financing activities	$(2,223)	$(4,035)
Total debt was approximately $16.0 billion at September 30, 2023 and $15.9 billion at December 31, 2022. During the first nine months of 2023, maturities of $1.8 billion of fixed-rate notes were offset by issuances of commercial paper of $1.9 billion. The Company had $1.9 billion in commercial paper outstanding at September 30, 2023, compared to no commercial paper outstanding as of December 31, 2022. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Proceeds from debt (maturities greater than 90 days)” in the preceding table. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 2022 issuances, maturities, and extinguishments of short-and long-term debt are described in Note 10 to the Consolidated Financial Statements in 3M’s 2022 Annual Report on Form 10-K.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2023, the Company purchased $31 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2023, 3M’s Board of Directors declared a first-quarter 2023 dividend of $1.50 per share, an increase of 1 percent. This is equivalent to an annual dividend of $6.00 per share and marked the 65th consecutive year of dividend increases. In May 2023, 3M's Board of Directors declared a second-quarter 2023 dividend of $1.50 per share. In August 2023, 3M's Board of Directors declared a third-quarter 2023 dividend of $1.50 per share.
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

	Nine months ended September 30,
(Millions)	2023	2022
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$4,694	$3,669
Net cash provided by (used in) investing activities	(906)	(658)
Net cash provided by (used in) financing activities	(2,223)	(4,035)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$4,694	$3,669
Purchases of property, plant and equipment	(1,257)	(1,243)
Free cash flow	3,437	2,426
Net income (loss) attributable to 3M	$(7,940)	$5,236
Free cash flow conversion	(43)%	46%
Material Cash Requirements from Known Contractual and Other Obligations:
See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2022 Annual Report on Form 10-K. In addition, the Company expects to pay up to $12.5 billion in the aggregate from 2023 through 2036 pursuant to the terms of a proposed settlement agreement with public water systems in the United States related to PFAS (see Note 14). Further, the Company expects to pay up to $6.0 billion ($1.0 billion of which may be paid in 3M common stock) in the aggregate from 2023 to 2029 pursuant to the terms of the settlement agreement to resolve Combat Arms Earplugs litigation. See Note 14 and the settlement agreements that are included in the exhibit list to this filing for additional information.

Cautionary Note Concerning Factors That May Affect Future Results
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with the United States Securities and Exchange Commission ("SEC"), in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions, such as interest rates, monetary policy, financial conditions of our suppliers and customers, trade restrictions such as tariffs and retaliatory counter measures, inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or our suppliers and customers,
•risks related to unexpected events such as the public health crises associated with the coronavirus (COVID-19) global pandemic,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," as well as matters related to the Company's plans to discontinue the use of PFAS,
•risks related to the proposed class-action settlement (“PWS Settlement”) to resolve claims by public water systems in the United States regarding PFAS, including whether court approval of the PWS Settlement will be obtained, whether the number of plaintiffs that opt out of the PWS Settlement will exceed current expectations or will exceed the level that would permit 3M to terminate the PWS Settlement (and whether 3M will elect to terminate the PWS Settlement if this occurs), whether the PWS Settlement is appealed, the timing and amount of payments made under the PWS Settlement, and the impact of the PWS Settlement on other PFAS-related matters,
•the Company’s strategy for growth, future revenues, earnings, cash flow, uses of cash and other measures of financial performance, and market position,
•competitive conditions and customer preferences,
•foreign currency exchange rates and fluctuations in those rates,
•new business opportunities, product and service development, and future performance or results of current or anticipated products and services,
•fluctuations in the costs and availability of purchased components, compounds, raw materials and energy,
•information technology systems including implementation of an enterprise resource planning (ERP) system,
•security breaches and other disruptions to information technology infrastructure,
•the scope, nature or impact of acquisition, strategic alliance and divestiture activities,
•operational execution, including inability to generate productivity improvements and impact of organizational restructuring activities,
•future levels of indebtedness, common stock repurchases and capital spending,
•future access to credit markets and the cost of credit,
•pension and postretirement obligation assumptions and future contributions,
•asset impairments,
•tax liabilities and effects of changes in tax rates, laws or regulations,
•the proposed spin-off of the Company's Health Care business to establish two separate public companies,
•matters relating to Combat Arms Earplugs (“CAE”), including those related to the voluntary chapter 11 proceedings of the Company’s subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”), as well as those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M (“CAE Settlement”), including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether the number of plaintiffs who participate in the CAE Settlement will meet the full participation expectations or will fall below the level that would permit 3M to terminate the CAE Settlement (and whether 3M will elect to terminate the CAE Settlement if this occurs), whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, whether the requirements applicable to the issuance of the equity securities that are contemplated to be part of the CAE Settlement will be met, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or CAE settlement, and
•laws and regulations, as well as legal compliance risks (including third-party risks), and legal and regulatory proceedings related to the same, including with regards to environmental matters and product liability, in the United States and other countries in which we operate.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2022 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2023. However, the Company does provide risk management discussion in various places in this Quarterly Report on Form 10-Q, primarily in the Derivatives note.
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
The Company continues to implement new business systems and solutions, including an enterprise resource planning (“ERP”) system, which are expected to improve the efficiency of certain financial and related business processes. These implementations are expected to occur in phases over the next several years. The ERP implementations will likely affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company completed implementation with respect to various processes/sub-processes in certain subsidiaries/locations, including aspects relative to the United States, and will continue the ERP implementations over the next several years. As with any new information technology application the Company implements, this application, along with the internal control over financial reporting included in this process, was appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The Company concluded, as part of its evaluation described in the above paragraphs, that the ERP implementation in these circumstances has not materially affected its internal control over financial reporting.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2023
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
The PFAS group contains several categories and classes of durable chemicals and materials with properties that include oil, water, temperature, chemical, and fire resistance, as well as electrical insulating properties. The strength of the carbon-fluorine bond also means that these compounds do not easily degrade. These characteristics have made PFAS substances critical to the manufacture of electronic devices such as cell phones, tablets, and semi-conductors. They are also used to help prevent contamination of medical products like surgical gowns and drapes. Commercial aircraft and low-emissions vehicles also rely on PFAS technology. PFAS compounds are manufactured by various companies, including 3M, and are used in everyday products, including some manufactured by 3M. As science and technology evolve and advance, and in response to evolving knowledge and the understanding that certain PFAS compounds had the potential to build up over time, 3M announced in 2000 that it would voluntarily phase out production of two PFAS substances, perfluorooctanoate (PFOA) and perfluorooctane sulfonate (PFOS) globally as a precautionary measure. Most of the phase out activities in the United States were completed by the end of 2002. The phase out included materials used to produce certain repellents and surfactant products, and products including Aqueous Film Forming Foam (AFFF) and certain coatings for food packaging, for example. Following the phase out of PFOA and PFOS production, the Company has continued to review, control, or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts of some of 3M’s current manufacturing processes, products, and waste streams.

3M announced in December 2022 it will take two actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M continues to make progress toward these goals, as discussed further below. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with this announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable options for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other counterparties.
As stated above, 3M is progressing toward exiting all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M has already eliminated the PFAS use in certain product categories, and has made progress across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M but manufactured by companies other than 3M in the Company's supply chains, the Company continues to evaluate the availability of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate whether there may be some circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries and printed circuit boards widely used in commerce across a variety of industries, may continue beyond 2025. In such instances, the Company intends to continue to evaluate the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the Aqueous Film Forming Foam (AFFF) multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a proposed class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water systems in the United States regarding any PFAS, subject to court approval. If the court approves the PWS Settlement and all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2023 through 2036, in exchange for a release of certain claims, as described further in Note 14. The PWS Settlement gives 3M the option to terminate the PWS Settlement if the numbers of eligible class members opting out of the PWS Settlement exceed specified levels. Unexpected events related to the PWS Settlement, including whether court approval of the PWS Settlement will be obtained, whether the number of plaintiffs that opt out of the PWS Settlement will exceed current expectations or will exceed the level that would permit 3M to terminate the PWS Settlement (and whether 3M will elect to terminate the PWS Settlement if this occurs), whether the PWS Settlement is appealed, and the impact of the PWS Settlement on other PFAS-related matters could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position.
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
The failure to comply with the FCPA and other anti-bribery and anti-corruption laws and regulations could result in significant civil fines and penalties or criminal sanctions against the Company, which could have a material adverse effect on our business, reputation, operating results and financial condition. These laws and regulations prohibit corrupt payments by the Company's employees, suppliers, vendors, channel partners or agents. The Company is also required to maintain accurate books and records and adequate internal controls under the FCPA's accounting provisions. From time to time, the Company receives reports internally and externally, via various reporting channels deployed by its Ethics and Compliance function or otherwise (such as shareholder communications), about business and other activities that raise compliance or other legal or litigation issues. The Company has in the past, and in the future could be, required to investigate such reports and cooperate with U.S. and foreign regulatory authorities in such investigations, audit, monitor compliance or alter its practices as part of such investigations. For example, as described in greater detail in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in August 2023, the Company agreed to settle with the SEC related to alleged FCPA violations in connection with the Company's business in China for approximately $6.5 million. While the Company maintains and implements U.S. and international compliance programs, including policies and procedures, training, and internal controls designed to reduce the risk of noncompliance, the Company's employees, suppliers, vendors, channel partners or agents may violate such policies and procedures and engage in practices that contravene relevant laws and regulations.
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
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts, natural and other disasters, and other disruptive events such as military conflicts, or be terminated. In addition, some of our suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers and the Company's ability to source adequate alternatives in a cost-effective manner. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits or other legal or regulatory requirements, could have a material adverse effect on the Company and its ability to fulfill supply obligations to its customers. The Company could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if the Company is unable to fulfill its obligations to customers, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company's processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not have a material adverse effect on the Company.

Risks Related to Our Business
* The Company employs information including operational technology systems to support its business and to collect, store, and/or use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of its business transformation on a worldwide basis over the next several years. Security and data breaches, cyberattacks, and other cybersecurity incidents involving the Company’s information technology systems, networks and infrastructure could disrupt or interfere with the Company’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers, and employees; and expose the Company to numerous expenses, liabilities, and other negative consequences, any or all of which could adversely impact the Company’s business, reputation, and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure are still potentially susceptible to cyber-attack, insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cyberattacks that may lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of September 2023, 3M has a credit rating of A2, negative outlook from Moody's Investors Service, and a credit rating of BBB+, CreditWatch negative from S&P Global Ratings. Moody’s Investor Service downgraded the Company’s credit rating from A1 to A2, and S&P Global Ratings downgraded the Company’s credit rating twice from A to BBB+ (and downgraded the Company’s short-term credit rating from A-2 to A-1), in connection with the Company’s announcements of the PWS Settlement and CAE Settlement. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets.
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

Risks Related to     the Company’s Aearo Entities and Combat Arms Earplug Settlement
* The Company is subject to risks related to the Company's Aearo Entities and CAE Settlement.
As previously disclosed, and as discussed further in Note 14, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless faced significant litigation relating to the earplugs.In August 2023, the Company and the Aearo Entities entered into a settlement arrangement (the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M. Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029, which is structured under the CAE Settlement to include $5.0 billion in cash consideration and $1.0 billion in 3M common stock. The Company may, in its sole discretion, settle the equity portion in cash. The actual amount, payment terms, and dates are subject to satisfaction of certain participation thresholds claimants must meet, including that at least 98% of individuals with actual or potential litigation claims involving the CAE (calculated as described in the CAE Settlement) must have enrolled in the CAE Settlement and provided 3M with a full release of any and all claims involving the CAE. The CAE Settlement contemplates that the shares of 3M common stock to be issued in the CAE Settlement, if and when issued, will be issued in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. The CAE Settlement is subject to risk and uncertainties, including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether the number of plaintiffs who participate in the CAE Settlement will meet the full participation expectations or will fall below the level that would permit 3M to terminate the CAE Settlement (and whether 3M will elect to terminate the CAE Settlement if this occurs), whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, whether the requirements applicable to the issuance of the equity securities that are contemplated to be part of the CAE Settlement will be met, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or the CAE Settlement.
Risks Related to the Planned Spin-off of the Company’s Health Care Business
* The Company is subject to risks related to its plan to spin off its Health Care business.
On July 26, 2022, the Company announced its intent to spin off its Health Care business, resulting in two standalone public companies, in a transaction that is intended to be tax-free for the Company’s stockholders for U.S. federal income tax purposes. The spin-off will be subject to the satisfaction of a number of conditions, including the filing and effectiveness of a Form 10 registration statement, receipt of a private letter ruling from the Internal Revenue Service and a tax opinion from external counsel, satisfactory completion of financing, final approval by the Company’s Board of Directors, and other customary conditions. The failure to satisfy all of the required conditions, as well as additional factors such as conditions in the equity and debt markets, other external conditions, developments or challenges involving the intended spin-off, the Company or any of its businesses, many of which are outside of the Company’s control, could delay the completion of the spin-off relative to the anticipated timeline or prevent it from occurring. Any delay in the completion of the spin-off or any change to the anticipated terms of the transaction could reduce the expected benefits of the transaction, or delay the time at which such benefits are realized. There can also be no assurance that the anticipated benefits of the transaction will be realized if the spin-off is completed, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions), will not exceed the anticipated amounts. Whether or not the spin-off is ultimately completed, the pendency of the transaction may impose challenges on the Company and its business, including potential business disruption; the diversion of management time on matters relating to the transaction; the impact on the Company’s ability to retain talent; and potential impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties. In addition, while it is intended that the transaction would be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transactions will qualify for this treatment. If the spin-off was ultimately determined to be taxable, the Company, the Health Care business, or the Company’s stockholders could incur income tax liabilities that could be significant. Any of these factors could negatively impact our business, financial condition, results of operations, cash flows, and the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
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
Issuer Purchases of Equity
Securities (registered pursuant to
Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2023	1,445	$113.34	—	$4,157
February 1 - 28, 2023	1,240	117.49	—	4,157
March 1 - 31, 2023	—	—	—	4,157
January 1 - March 31, 2023	2,685	115.25	—
April 1 - 30, 2023	—	—	—	4,157
May 1 - 31, 2023	—	—	—	4,157
June 1 - 30, 2023	—	—	—	4,157
April 1 - June 30, 2023	—	—	—
July 1 - 31, 2023	—	—	—	4,157
August 1 - 31, 2023	—	—	—	4,157
September 1 - 30, 2023	—	—	—	4,157
July 1 - September 30, 2023	—	—	—
January 1 - September 30, 2023	2,685	115.25	—
(1)The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.
Item 3. Defaults Upon Senior Securities — No matters require disclosure.
Item 4. Mine Safety Disclosures
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

Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through IP service providers/counsel located in Germany, Dubai and Iran, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On January 26, 2022, the Office of Foreign Assets Control (“OFAC”) granted to 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended September 30, 2023, 3M paid $538 as part of its intellectual property protection efforts in Iran. 3M plans to continue these activities, as authorized under the specific license.
Item 6. Exhibits

10.1	Settlement Agreement, dated as of August 29, 2023, of 3M Company is incorporated by reference from our Form 8-K dated August 29, 2023.
10.2	Amendment No. 2, dated September 18, 2023, to the Five-Year Credit Agreement is incorporated by reference from our Form 8-K dated September 18, 2023.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: October 24, 2023
	By	/s/ Monish Patolawala
Monish Patolawala,

President and Chief Financial Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)