Form 10-K
period 2023-12-31
3M CO
filed 2024-02-07
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $52.2 billion as of January 31, 2024 (approximately $55.2 billion as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter).
Shares of common stock outstanding at January 31, 2024: 552.7 million
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2023) for its annual meeting to be held on May 14, 2024, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY
FORM 10-K
For the Year Ended December 31, 2023

3M COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023
PART I
Item 1. Business
3M Company was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 21, refer to the Notes to Consolidated Financial Statements in Item 8.
Available Information: The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at https://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act).
3M also makes available free of charge through its website (https://investors.3M.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.
General: 3M is a diversified technology company with a global presence in the following businesses: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company (see Note 3 for additional information). 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

Business Segments: 3M manages its operations in four business segments. The reportable segments are Safety and Industrial, Transportation and Electronics, Health Care, and Consumer. 3M’s business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company (see Note 3 for additional information). Refer to segment descriptions summarized below (Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements):

Business Segment	Safety and Industrial	Transportation and Electronics	Health Care	Consumer
Underlying divisions/businesses Refer to Note 2 for disaggregated revenue information	•Abrasives •Automotive aftermarket •Closure and masking systems •Electrical markets •Industrial adhesives and tapes •Personal safety •Roofing granules	•Advanced materials •Automotive and aerospace •Commercial solutions •Display materials and systems •Electronics materials solutions •Transportation safety	•Health information systems •Medical solutions •Oral care •Separation and purification sciences •Food safety (divested in 2022)	•Construction and home improvement markets •Home, health and auto care •Stationery and office

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

•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for transportation vehicles
•Premium large format graphic films for advertising and fleet signage
•Light management films and electronics assembly solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers
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

Representative market trends or opportunities	•Personal safety •Connected bodyshop •Grid modernization •Robotics and automation	•Automotive electrification •Data center solutions •Extended reality •Semiconductor •Graphic and architectural films	•Wound care •Healthcare IT •Biopharma filtration	•Home improvement •Consumer safety & well-being •Package protection & shipping •Appearance auto care
Distribution: 3M products are sold through numerous distribution channels, including directly to users and through numerous e-commerce and traditional wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth.

Resources
Human Capital: On December 31, 2023, the Company employed approximately 85,000 people (full-time equivalents), with approximately 34,000 employed in the United States and 51,000 employed internationally. The ability to recruit, retain, develop, protect, and fairly compensate its global workforce are enablers of 3M’s success. This includes four general categories of focus: Health and Safety; Development; Diversity, Equity and Inclusion; and Compensation and Benefits.
Health and Safety:
3M is committed to the safety, health, and well-being of its employees. The Company continuously evaluates opportunities to raise safety and health standards, training site leaders and conducting site visits to identify and manage environmental health and safety risks; evaluating compliance with regulatory requirements and 3M policy; and maintaining a global security operation for the protection of facilities and people on 3M sites. 3M also promotes a culture of health and well-being through disease prevention programs, on-site clinical services, employee assistance programs, and comprehensive health care benefits.
Development:
Developing employees contributes to growing 3M’s business. 3M maintains talent and succession planning processes, including regular review by the Company’s chief executive officer (CEO) and reporting up through the Board of Directors. The Company provides leadership development experiences through job-based or project-based assignments, assessment and coaching, and targeted skill-development where leaders are given the opportunity to learn, apply, and share their skills. 3M also has prioritized learning journeys for managers and supervisors and provides opportunities for all employees to learn, in addition to regular coaching and support from their supervisor. With the Company’s global online employee learning platform, employees are able to access unique, just-in-time development resources in over 15 languages to support their career aspirations and advance their skills.
Diversity, Equity and Inclusion:
A diverse, global workforce and inclusive culture that provides fair and equitable opportunities helps 3M remain competitive, advance its innovation culture, and serve customers. 3M has gender, race/ethnicities pay parity in all geographies, and processes in place to ensure this is maintained. Additionally, 3M focuses on attracting and advancing top talent and has publicly committed to advance global diversity in management across all dimensions, with additional specific goals to increase the Company’s diversity with underrepresented groups. 3M supports these values with an internal CEO Inclusion Council, a forum led by senior management to advance diversity, equity, and inclusion initiatives. The Company also plans to invest $50 million over 2020 to 2025 to address racial opportunity gaps through workforce development initiatives in the communities in which its employees live and 3M business operates. The Company is on pace, having delivered over $39 million through 2023.
Compensation and Benefits:
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
Raw Materials: In 2023, global supply chains moved towards greater balance, with disruptions driven from more isolated factors than in the prior year. Overall, 3M experienced year-over-year market inflation in 2023 driven by the carryover of 2022 impacts, and effects of a historically strong labor market. Market price risks were partially mitigated via negotiated supply contracts.

Patents, Trademarks and Licenses: The Company’s products are sold around the world under various trademarks. The Company also owns, or holds licenses to use, numerous U.S. and foreign patents. The Company’s research and development activities generate a steady stream of inventions that are covered by new patents or trade secrets. Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.
The Company believes that its trademarks, patents, and trade secrets provide an important competitive advantage in many of its businesses. In general, no single patent or group of related patents is in itself essential to the Company as a whole or to any of the Company’s business segments.
Government Regulation and Environmental Law Compliance: The Company’s business operations are subject to various governmental regulations in the U.S. and internationally, including, among others, those related to product liability; antitrust; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act and other anti-bribery laws, international import and export requirements and trade sanctions compliance; regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies, U.S. federal healthcare program-related laws and regulations, such as the False Claims Act, anti-kickback laws and the Sunshine Act.
3M’s manufacturing operations are affected by national, state and local environmental laws and regulations around the world. The Company places consistent emphasis on environmental responsibility. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws and regulations. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 18, Commitments and Contingencies).
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
In 2023, 3M expended approximately $316 million on capital projects for environmental purposes as defined below. Capital projects for environmental purposes include waste reduction and pollution control programs such as water usage reduction and water quality improvement equipment, scrubbers, containment structures, solvent recovery units and thermal oxidizers. Capital expenditures for similar projects are presently expected to approach approximately $365 million for 2024 and 2025 in aggregate.
Although an estimate of certain nearer-term capital expenditures is provided above, 3M cannot predict with certainty whether future costs of compliance with government regulations (including environmental regulations) will have a material effect on its capital expenditures, earnings or competitive position.

Information about our Executive Officers: Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 7, 2024).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held during 2019 - 2023
Michael F. Roman	64	Chairman of the Board and Chief Executive Officer	2019	Chief Executive Officer, 2018-2019

Monish Patolawala	54	President, Chief Financial Officer	2023
Executive Vice President, Chief Financial and Transformation Officer, 2021-2023
Senior Vice President and Chief Financial Officer 2020-2021
Chief Financial Officer, Health Care and Vice President, Operational Transformation, General Electric, 2019-2020
Chief Financial Officer, Health Care, General Electric, 2015-2019

John P. Banovetz	56	Executive Vice President, Chief Technology Officer and Environmental Responsibility	2023	Senior Vice President, Chief Technology Officer and Environmental Responsibility, 2021
Senior Vice President, Innovation and Stewardship and Chief Technology Officer, 2020
				Senior Vice President of Research and Development and Chief Technology Officer, 2017-2019

Karina Chavez	50	Group President, Consumer	2023	Senior Vice President and Chief Strategy Officer, 2021-2023 Senior Vice President, Customer Operations, 2020-2021 Global Business Director, Home Improvement Business, 2017-2020

Torie Clarke	64	Executive Vice President and Chief Public Affairs Officer	2023
Independent communications and crisis management consultant, 2017-2023
Board member, The Rumsfeld Foundation, 2016 - present
Senior Advisory Committee Member, John F. Kennedy School at Harvard University, 2007 - present

Zoe Dickson	50	Executive Vice President and Chief Human Resources Officer	2021	Senior Vice President, Talent, Learning and Insights, 2021
Vice President, Organization Effectiveness and Talent, Human Resources, 2020-2021
Vice President, Organization Effectiveness, Human Resources 2019-2020
				Vice President, Global Human Resources Business Operations, Human Resources 2018-2019

Peter D. Gibbons	62	Group President, Enterprise Operations	2021	Chief Executive Officer, Tirehub, 2018-2021

Chris Goralski	52	Group President, Safety & Industrial	2023	President, Industrial Adhesives & Tapes Division, 2020-2023 Vice President, Environmental Stewardship, Research & Development, 2018-2020

Bryan Hanson	57	Chief Executive Officer, Healthcare	2023	Chairman of the Board and Chief Executive Officer, Zimmer Biomet, 2021-2023 Chief Executive Officer, Zimmer Biotmet, 2017-2021

Mark Murphy	55	Executive Vice President, Chief Information and Digital Officer	2021	Chief Information Officer, Abbott Laboratories, 2020-2021 Global Chief Information Officer and Vice President, BTS, Abbott Laboratories, 2018-2020

Kevin H. Rhodes	61	Executive Vice President, Chief Legal Affairs Officer	2022	Senior Vice President and Deputy General Counsel, 2021
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
•tax liabilities and effects of changes in tax rates, laws or regulations,
•the proposed spin-off of the Company's Health Care business to establish two separate public companies,
•matters relating to Combat Arms Earplugs (“CAE”), including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or 3M (“CAE Settlement”), including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether the number of plaintiffs who participate in the CAE Settlement will meet the full participation expectations or will fall below the level that would permit 3M to terminate the CAE Settlement (and whether 3M will elect to terminate the CAE Settlement if this occurs), whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or CAE settlement, and
•laws and regulations, as well as legal compliance risks (including third-party risks), and legal and regulatory proceedings related to the same, including with regards to environmental matters and product liability, in the United States and other countries in which we operate.
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
Risks Related to the Global Economy and External Conditions
* The Company’s results are impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade, geopolitical, and other external conditions.
The Company derives approximately 54 percent of its revenues from outside the United States, and, accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could adversely impact the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
The global economy has been impacted by military conflicts, including the conflict between Russia and Ukraine. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. 3M suspended operations of its subsidiaries in Russia in March 2022 and completed a sale of the related assets in June 2023. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect the Company's business and supply chain.
Climate change and severe weather events, including related environmental and social regulations, as well as natural disasters, may negatively impact the Company or its customers and suppliers, in terms of availability and cost of natural resources, sources and supply of energy, product demand and manufacturing, compliance costs, and the health and well-being of individuals and communities in which we or our suppliers or customers operate.
* Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings.
Because the Company’s financial statements are denominated in U.S. dollars and approximately 54 percent of the Company’s revenues are derived from outside the United States, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies. For a discussion of the impact of foreign currency exchange rates on the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 18, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the Aqueous Film Forming Foam (AFFF) multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 18, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a proposed class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water systems in the United States regarding any PFAS, subject to court approval. If the court approves the PWS Settlement and all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2023 through 2036, in exchange for a release of certain claims, as described further in Note 18. The PWS Settlement gives 3M the option to terminate the PWS Settlement if the numbers of eligible class members opting out of the PWS Settlement exceed specified levels. Unexpected events related to the PWS Settlement, including whether court approval of the PWS Settlement will be obtained, whether the number of plaintiffs that opt out of the PWS Settlement will exceed current expectations or will exceed the level that would permit 3M to terminate the PWS Settlement (and whether 3M will elect to terminate the PWS Settlement if this occurs), whether the PWS Settlement is appealed, and the impact of the PWS Settlement on other PFAS-related matters could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position.
Governmental inquiries, lawsuits, or laws and regulations involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company. Any of the foregoing could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position.
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
The Company operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; securities and corporate laws; antitrust and competition laws; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery, anti-corruption laws; international import and export requirements and trade sanctions compliance; regulations of the U.S. Food and Drug Administration (FDA) and similar foreign agencies; U.S. federal healthcare program-related laws and regulations including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. The Company is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company and its suppliers, vendors, or channel parties, to conduct business in a certain way. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors, or channel partners, or trade associations to which the Company belongs, have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements, or with legal requirements.

The failure to comply with the FCPA and other anti-bribery and anti-corruption laws and regulations could result in significant civil fines and penalties or criminal sanctions against the Company, which could have a material adverse effect on our business, reputation, operating results and financial condition. These laws and regulations prohibit corrupt payments by the Company's employees, suppliers, vendors, channel partners or agents. The Company is also required to maintain accurate books and records and adequate internal controls under the FCPA's accounting provisions. From time to time, the Company receives reports internally and externally, via various reporting channels deployed by its Ethics and Compliance function or otherwise (such as shareholder communications), about business and other activities that raise compliance or other legal or litigation issues. The Company has in the past, and in the future could be, required to investigate such reports and cooperate with U.S. and foreign regulatory authorities in such investigations, audit, monitor compliance or alter its practices as part of such investigations, and the Company has in the past and may in the future be required to pay fines or penalties related to its practices. While the Company maintains and implements U.S. and international compliance programs, including policies and procedures, training, and internal controls designed to reduce the risk of noncompliance, the Company's employees, suppliers, vendors, channel partners or agents may violate such policies and procedures and engage in practices that contravene relevant laws and regulations.
The Company's results of operations could be adversely impacted if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by the Company. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from the Company’s expectations, and have resulted and may in the future result in, one or more of the following: criminal or civil sanctions, including fines; limitations on the extent to which the Company can conduct business; employee and business partner terminations due to policy violations; and private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for the Company. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. Although the Company maintains general liability insurance to mitigate monetary exposure, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows or its consolidated financial position. In addition, negative publicity related to the matters noted above or other matters involving the Company may negatively impact the Company’s reputation. The Company also relies on patent and other intellectual property protection, and challenges to the Company’s intellectual property rights, or claims that the Company’s activities interfere with the intellectual property rights of a third party, could cause the Company to incur significant expenses to assert or defend against such claims, could result in reduced revenue, and could damage the Company’s reputation, any of which could have an adverse effect on the Company. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 18, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.
Risks Related to Our Products and Customer Preferences
* The Company’s results are affected by competitive conditions and customer preferences.
Demand for the Company’s products, which impacts revenue and profit margins, is affected by, among other things, (i) the development and timing of the introduction of competitive products; (ii) the Company’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for our products, including the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products; and (v) changes in the business environment related to disruptive technologies, such as artificial intelligence and machine learning technologies, block-chain, expanded analytics, and other enhanced learnings from increasing volume of available data.
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
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts and severe weather events, natural and other disasters, and other disruptive events such as military conflicts, or be terminated. In addition, some of our suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers and the Company's ability to source adequate alternatives in a cost-effective manner. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits or other legal or regulatory requirements, could have a material adverse effect on the Company and its ability to fulfill supply obligations to its customers. The Company could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if the Company is unable to fulfill its obligations to customers, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company's processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not have a material adverse effect on the Company.
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
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure are still potentially susceptible to cyber-attack, insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cyberattacks that may lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.

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
* Change in the Company’s credit ratings or increases in benchmark interest rates could increase cost of funding.
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, negative outlook from Moody's Investors Service, a credit rating of BBB+, CreditWatch negative from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch. Since the Company’s announcements of the PWS Settlement and CAE Settlements, Moody’s Investor Service downgraded 3M's’s credit rating twice from A1 to A3 (and downgraded 3M's short-term credit rating from P-1 to P-2). Similarly, S&P Global Ratings downgraded the Company’s credit rating twice from A to BBB+ (and downgraded the Company’s short-term credit rating from A-1 to A-2). The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets. In addition, interest expense could increase due to a rise in interest rates.

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
As previously disclosed, and as discussed further in Note 18, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless faced significant litigation relating to the earplugs. In August 2023, the Company and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M. Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029. The actual amount, payment terms, and dates are subject to satisfaction of certain participation thresholds claimants must meet, including that at least 98% of individuals with actual or potential litigation claims involving the CAE (calculated as described in the CAE Settlement) must have enrolled in the CAE Settlement and provided 3M with a full release of any and all claims involving the CAE. The CAE Settlement is subject to risk and uncertainties, including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether the number of plaintiffs who participate in the CAE Settlement will meet the full participation expectations or will fall below the level that would permit 3M to terminate the CAE Settlement (and whether 3M will elect to terminate the CAE Settlement if this occurs), whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or the CAE Settlement.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management systems and assessing and remediating certain potential cybersecurity incidents as appropriate.
Governance
Board of Directors
The audit committee of the Company’s board of directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. Further, at least once per quarter, the Company’s Chief Information and Digital Officer (“CIDO”), and/or the Company’s Chief Information Security Officer (“CISO”) reports on cybersecurity matters, including material risks and threats, to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings. The CIDO also provides updates annually or more frequently as appropriate to the Company’s board of directors.
Management
Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the CIDO and CISO are primarily responsible for the assessment and management of material cybersecurity risks. The CIDO has more than two decades of experience with global technology organizations across multiple industries. The CISO has over 25 years of experience in information security, risk management, and compliance, has served as the chief information security officer at other organizations and, among other things, is a certified information systems security professional. The CIDO and CISO are also supported by a Cybersecurity & Privacy Executive Oversight Committee, which is comprised of certain members of senior management and is intended to provide cross-functional support for cybersecurity risk management and facilitate the response to any cybersecurity incidents.
The Company’s CISO oversees the Company’s cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The Company’s CISO also coordinates with the Company’s legal counsel and third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. The Company’s CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in the Company’s incident response plan and related processes.
The Company’s Disclosure Committee, with the assistance of its Cybersecurity Subcommittee, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Company’s Corporate Controller and Chief Accounting Officer (“CAO”), Treasurer, Chief Legal Affairs Officer (“CLO”), Corporate Secretary, General Auditor, and the most senior members of the investor relations, external reporting, financial planning and analysis, and tax functions. The Cybersecurity Subcommittee of the Company’s Disclosure Committee is comprised of, among others, the Company’s CAO, Treasurer, CLO, Corporate Secretary, and General Auditor, as well as the CIDO and CISO and Chief Privacy Officer.
The Company’s CISO, or a delegate, informs the Disclosure Committee’s Cybersecurity Subcommittee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes. The Disclosure Committee’s Cybersecurity Subcommittee is also primarily responsible for advising the Disclosure Committee and the Company’s Chief Executive Officer and Chief Financial Officer regarding cybersecurity disclosures in public filings. The CISO, with the CLO in attendance, also notifies the audit committee chair of any material cybersecurity incident.
As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor beginning on page 14 of the section entitled “Item 1A. Risk Factors” in this Form 10-K.

Item 2. Properties
In the U.S., 3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 60 manufacturing facilities in 28 states. Internationally, the Company operates 81 manufacturing and converting facilities in 28 countries.
3M owns the majority of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial inter-segment cooperation, properties are often used by multiple business segments.
Item 3. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 18, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2024, there were 59,783 shareholders of record. 3M’s stock ticker symbol is MMM and is listed on the New York Stock Exchange, Inc. (NYSE), the Chicago Stock Exchange, Inc., and the SIX Swiss Exchange. Cash dividends declared and paid totaled $1.50 and $1.49 per share for each quarter in 2023 and 2022, respectively. 3M typically declares and pays dividends in the same quarter.
Issuer Purchases of Equity Securities: Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date.
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2023	1,445	$113.34	—	$4,157
February 1 - 28, 2023	1,240	117.49	—	4,157
March 1 - 31, 2023	—	—	—	4,157
January 1 - March 31, 2023	2,685	115.25	—
April 1 - 30, 2023	—	—	—	4,157
May 1 - 31, 2023	—	—	—	4,157
June 1 - 30, 2023	—	—	—	4,157
April 1 - June 30, 2023	—	—	—
July 1 - 31, 2023	—	—	—	4,157
August 1 - 31, 2023	—	—	—	4,157
September 1 - 30, 2023	—	—	—	4,157
July 1 - September 30, 2023	—	—	—
October 1 - 31, 2023	—	—	—	4,157
November 1 - 30, 2023	—	—	—	4,157
December 1 - 31, 2023	—	—	—	4,157
October 1 - December 31, 2023	—	—	—
January 1 - December 31, 2023	2,685	115.25	—
(1)The total number of shares purchased includes: (i) shares purchased under the Board’s authorizations described above, and (ii) shares purchased in connection with the exercise of stock options.
(2)The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. 3M’s MD&A is presented in eight sections:
•Overview
•Results of Operations
•Performance by Business Segment
•Performance by Geographic Area
•Critical Accounting Estimates
•New Accounting Pronouncements
•Financial Condition and Liquidity
•Financial Instruments
The term "N/M" used herein references "not meaningful" for certain percent changes.
Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to the section entitled Cautionary Note Concerning Factors That May Affect Future Results in Item 1 and the risk factors provided in Item 1A for discussion of these risks and uncertainties).
Additional information about results of operations and financial condition for 2022 and 2021 (including the detailed discussion of the prior year 2022 to 2021 year-over-year changes) can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in 3M's Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2023, 3M made the following changes:
•Changes in measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income (loss))—and realignment of 3M's Consumer business segment from four divisions to three divisions. See additional information in Note 21. 3M's disclosed disaggregated revenue was also updated as a result of these changes. See additional information in Note 2.
•Changes to non-GAAP measures - certain amounts adjusted for special items. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional information.
Information provided herein reflects the impact of these changes for all periods presented.
3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. In July 2022, 3M announced its intention to spin off the Health Care business as a separate public company (see Note 3 for additional information). The Company continues to make progress on the Health Care business spin-off. The transaction is expected to be completed in the first half of 2024 and is subject to satisfaction of customary conditions, including final approval from the 3M Board of Directors and receipt of regulatory approvals, discussed in Note 3. The completion of the spin will enable the creation of two world-class public companies well positioned to pursue their respective growth plans, tailor capital allocation strategies, and create long-term value for shareholders.
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
3M is impacted by certain special items such as costs for significant litigation and the sales and income associated with manufactured PFAS products. During 2023, 3M's costs for significant litigation (see Certain amounts adjusted for special items - (non-GAAP measures) section below) totaled approximately $15.2 billion pre-tax and included, among other things, pre-tax charges of $10.5 billion and $4.3 billion (inclusive of imputed interest) related to the PWS Settlement and the CAE Settlement (discussed in Note 18), respectively, both announced in 2023. See Certain amounts adjusted for special items - (non-GAAP measures) section below for additional discussion of these and other special items, including references therein to where further information is provided.
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

Earnings (loss) per diluted share	Year ended December 31,
	2023	2022
Same period last year	$10.18	$10.12
Net costs for significant litigation	3.20	0.61
Divestiture costs	0.08	—
Gain on business divestitures	(4.73)	—
Divestiture-related restructuring actions	0.05	—
Russia exit charges	0.20	—
Manufactured PFAS products	0.90	(0.18)
Total special items	(0.30)	0.43
Same period last year, excluding special items	$9.88	$10.55
Increase/(decrease) due to:
Total organic growth/productivity and other	0.30	0.22
Restructuring and related charges	(0.62)	0.16
Raw material impact	(0.24)	(0.99)
Foreign exchange impacts	(0.17)	(0.39)
Acquisitions/divestitures	(0.06)	(0.05)
Other expense (income), net	(0.06)	0.02
Income tax rate	—	0.06
Shares of common stock outstanding	0.21	0.30
Current period, excluding special items	9.24	9.88
Net costs for significant litigation	(21.00)	(3.20)
Divestiture costs	(0.68)	(0.08)
Gain on business divestitures	0.05	4.73
Divestiture-related restructuring actions	—	(0.05)
Russia exit (charges) benefits	0.04	(0.20)
Manufactured PFAS products	(0.28)	(0.90)
Total special items	(21.87)	0.30
Current period	$(12.63)	$10.18
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
A discussion related to the components of year-on-year changes in earnings (loss) per diluted share follows:
Organic growth/productivity and other:
•In 2023, the following components impacted operating margins and earnings (loss) per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings (loss) per share by $0.43.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.73 per share which was impacted by the following:
▪Benefits from spending discipline, sourcing actions, restructuring, higher selling prices and ongoing productivity actions
▪Lower sales volumes (particularly electronics/consumer retail); investments in growth, productivity, and sustainability; manufacturing/supply chain headwinds; inflation impacts; China; and Europe's geopolitical impacts
•In 2022, the following components impacted earnings per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year negatively impacted earnings per share by $0.29.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year benefit $0.51 to earnings per share which was impacted by the following:
▪Benefits from strong pricing, spending discipline and 2021 restructuring actions
▪Manufacturing headwinds from global supply chain challenges; geopolitical impacts due to the Russia/Ukraine conflict as well as ongoing COVID-related challenges in China
▪2021 benefit of $91 million pre-tax ($0.12 per share after tax) from the impact of the favorable decision of the Brazilian Supreme Court regarding the calculation of past social taxes
▪Increased investments in growth, productivity and sustainability
•In 2023, lower defined benefit pension and postretirement service cost decreased expense year-on-year.

Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $437 million and $59 million in 2023 and 2022, respectively, (refer to Note 5 for additional discussion). In addition, 3M recorded certain related accelerated depreciation.
Raw material impact:
•In 2023, 3M continued to experience headwinds year-on-year from the carryover impact of raw material, logistics and energy cost inflation.
•In 2022, 3M experienced inflationary pressures with year-on-year increases in raw material and logistics costs driven by many geopolitical, logistics, and disruptive events that caused imbalance in the global supply chain.
Foreign exchange impacts:
•Foreign currency impacts (net of hedging) increased operating loss by approximately $162 million and decreased operating income by approximately $271 million (or an increase of pre-tax loss by approximately $159 million and a decrease in pre-tax earnings of approximately $280 million) year-on-year for 2023 and 2022, respectively. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Acquisitions/divestitures:
•Acquisition and divestiture impacts are measured separately for the first 12 months post-transaction.
•Divestiture impact includes lost income from divested businesses and remaining stranded costs (net of transition arrangement income).
◦In 2023, 3M completed the sale of its dental local anesthetic business (discussed in Note 3). In 2022, 3M completed the split-off of the Food Safety business (discussed in Note 3).
◦In 2022, 3M deconsolidated the Aearo Entities and, in 2023, reconsolidated those entities (discussed in Note 18). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased in 2023 compared to the same period year-on-year driven by interest income on invested cash.
•Interest expense (net of interest income) decreased in 2022 compared to the same period year-on-year driven by debt maturities in the ordinary course and interest income on invested cash.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for both 2023 and 2022.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rates for 2023, 2022, and 2021 were 27.8 percent on a pre-tax loss, 9.6 percent on pre-tax income and 17.8 percent on pre-tax income, respectively. The primary factors that impacted the comparison of the 2023 and 2022 rates were the 2023 charges related to the PWS Settlement and the CAE Settlement (discussed in Note 18) and the tax impact associated with the 2022 charge related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 18), along with the tax efficient structure associated with the 2022 gain on split-off of the Food Safety business. The primary factor that decreased the Company's effective tax rate in 2022 was the tax efficient structure associated with the gain on split-off of the Food Safety business (see Note 3).
•On an adjusted basis (see section entitled Certain amounts adjusted for special items - (non-GAAP measures)), the effective tax rates for 2023, 2022, and 2021 were 17.5 percent, 17.5 percent, and 18.1 percent, respectively.
Shares of common stock outstanding:
•Lower shares outstanding increased earnings per share per diluted share for 2023 and 2022.

Certain amounts adjusted for special items - (non-GAAP measures):In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
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
This document contains measures for which 3M provides the reported GAAP measure and a non-GAAP measure adjusted for special items. These measures and reasons 3M believes they are useful to investors (and, as applicable, used by 3M) include:

GAAP amounts for which a measure adjusted for special items is also provided:	Reasons 3M believes the measure is useful:
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
•Earnings (loss) per share
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 18). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 18), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
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

Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Along with other costs in arriving at this associated income, these amounts include estimates of costs of sales of $1,267 million, $970 million, and $890 million for 2023, 2022 and 2021, respectively. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.
Russia exit charges/benefits:
•In the second quarter of 2023, 3M recorded a gain on final disposal of net assets in Russia. Previously, in the third quarter of 2022, 3M recorded a charge primarily related to impairment of these assets in connection with management's committed exit and disposal plan. Refer to Note 17 for further details.

	Year ended December 31, 2021
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$2,460	20.5%
Adjustments for special items:
Net costs for significant litigation		249
Total special items		249
Adjusted amounts (non-GAAP measures)		$2,709	22.6%
Transportation and Electronics
GAAP amounts	$9,262	$1,869	20.2%
Adjustments for special items:
Manufactured PFAS products	(1,258)	(135)
Total special items	(1,258)	(135)
Adjusted amounts (non-GAAP measures)	$8,004	$1,734	21.7%
Total Company
GAAP amounts	$35,355	$7,369	20.8%	$7,204	$1,285	17.8%	$5,921	$10.12
Adjustments for special items:
Net costs for significant litigation	—	463		463	104		359	0.61
Manufactured PFAS products	(1,258)	(135)		(135)	(29)		(106)	(0.18)
Total special items	(1,258)	328		328	75		253	0.43
Adjusted amounts (non-GAAP measures)	$34,097	$7,697	22.6%	$7,532	$1,360	18.1%	$6,174	$10.55

	Year ended December 31, 2022
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$1,135	9.8%
Adjustments for special items:
Net costs for significant litigation			1,414
Total special items			1,414
Adjusted amounts (non-GAAP measures)			$2,549	22.0%
Transportation and Electronics
GAAP amounts	$8,902	(3.9)%	$973	10.9%
Adjustments for special items:
Manufactured PFAS products	(1,351)		631
Total special items	(1,351)		631
Adjusted amounts (non-GAAP measures)	$7,551	(5.6)%	$1,604	21.2%
Total Company
GAAP amounts	$34,229	(3.2)%	$6,539	19.1%	$6,392	$612	9.6%	$5,777	$10.18	1%
Adjustments for special items:
Net costs for significant litigation	—		2,291		2,291	476		1,815	3.20
Manufactured PFAS products	(1,351)		631		631	121		510	0.90
Gain on business divestitures	—		(2,724)		(2,724)	(39)		(2,685)	(4.73)
Russia exit charges (benefits)	—		109		109	(2)		111	0.20
Divestiture-related restructuring actions	—		41		41	9		32	0.05
Divestiture costs	—		60		60	13		47	0.08
Total special items	(1,351)		408		408	578		(170)	(0.30)
Adjusted amounts (non-GAAP measures)	$32,878	(3.6)%	$6,947	21.1%	$6,800	$1,190	17.5%	$5,607	$9.88	(6)%

	Year ended December 31, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$2,324	21.2%
Adjustments for special items:
Net costs for significant litigation			84
Total special items			84
Adjusted amounts (non-GAAP measures)			$2,408	22.0%
Transportation and Electronics
GAAP amounts	$8,501	(4.5)%	$1,312	15.4%
Adjustments for special items:
Manufactured PFAS products	(1,289)		205
Total special items	(1,289)		205
Adjusted amounts (non-GAAP measures)	$7,212	(4.5)%	$1,517	21.0%
Total Company
GAAP amounts	$32,681	(4.5)%	$(9,128)	(27.9)%	$(9,688)	$(2,691)	27.8%	$(6,995)	$(12.63)	N/M
Adjustments for special items:
Net costs for significant litigation[1]	—		14,869		15,245	3,615		11,630	21.00
Manufactured PFAS products	(1,289)		205		205	50		155	0.28
Gain on business divestitures	—		(36)		(36)	(11)		(25)	(0.05)
Russia exit charges (benefits)	—		(18)		(18)	3		(21)	(0.04)
Divestiture costs	—		496		496	118		378	0.68
Total special items	(1,289)		15,516		15,892	3,775		12,117	21.87
Adjusted amounts (non-GAAP measures)	$31,392	(4.5)%	$6,388	20.3%	$6,204	$1,084	17.5%	$5,122	$9.24	(6)%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Year ended December 31, 2022
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	1.2%	—%	(0.5)%	(3.9)%	(3.2)%
Remove manufactured PFAS products special item impact	(0.4)	—	—	—	(0.4)
Adjusted total Company (non-GAAP measures)	0.8%	—%	(0.5)%	(3.9)%	(3.6)%

Transportation and Electronics	1.2%	—%	(0.5)%	(4.6)%	(3.9)%
Remove manufactured PFAS products special item impact	(2.2)	—	—	0.5	(1.7)
Adjusted Transportation and Electronics (non-GAAP measures)	(1.0)%	—%	(0.5)%	(4.1)%	(5.6)%

	Year ended December 31, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(3.2)%	0.2%	(0.9)%	(0.6)%	(4.5)%
Remove manufactured PFAS products special item impact	—	—	(0.1)	0.1	—
Adjusted total Company (non-GAAP measures)	(3.2)%	0.2%	(1.0)%	(0.5)%	(4.5)%

Transportation and Electronics	(3.5)%	0.7%	(0.7)%	(1.0)%	(4.5)%
Remove manufactured PFAS products special item impact	—	0.2	(0.2)	—	—
Adjusted Transportation and Electronics (non-GAAP measures)	(3.5)%	0.9%	(0.9)%	(1.0)%	(4.5)%
Sales and operating income (loss) by business segment: The following tables contain sales and operating income (loss) results by business segment for the years ended December 31, 2023 and 2022. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2023 versus 2022 results, including Corporate and Unallocated. Refer to Note 21 for additional information on business segments.

	2023			2022			% change
(Dollars in millions)	Net Sales	% of Total	Operating Income (Loss)	Net Sales	% of Total	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$10,956	33.5%	$2,324	$11,604	33.9%	$1,135	(5.6)%	104.7%
Transportation and Electronics	8,501	26.0	1,312	8,902	26.0	973	(4.5)	34.9
Health Care	8,195	25.1	1,603	8,427	24.6	1,799	(2.8)	(10.9)
Consumer	5,026	15.4	904	5,292	15.5	978	(5.0)	(7.6)
Corporate and Unallocated	3	—	(15,271)	4	—	1,654
Total Company	$32,681	100.0%	$(9,128)	$34,229	100.0%	$6,539	(4.5)	N/M

	Year ended December 31, 2023
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(5.1)%	—%	—%	(0.5)%	(5.6)%
Transportation and Electronics	(3.5)	0.7	(0.7)	(1.0)	(4.5)
Health Care	0.7	—	(3.1)	(0.4)	(2.8)
Consumer	(4.7)	—	(0.1)	(0.2)	(5.0)
Total Company	(3.2)	0.2	(0.9)	(0.6)	(4.5)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area: Percent change information compares the years ended December 31, 2023 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$18,375	$8,463	$5,843	$—	$32,681
% of worldwide sales	56.2%	25.9%	17.9%		100.0%
Components of net sales change:
Organic sales	0.4	(10.5)	(2.2)		(3.2)
Acquisitions	0.3	0.1	—		0.2
Divestitures	(0.9)	(0.9)	(0.9)		(0.9)
Translation	0.1	(3.2)	1.7		(0.6)
Total sales change	(0.1)%	(14.5)%	(1.4)%		(4.5)%

	Year ended December 31, 2022
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$18,400	$9,901	$5,928	$—	$34,229
% of worldwide sales	53.8%	28.9%	17.3%		100.0%
Components of net sales change:
Organic sales	2.6	0.3	(0.6)		1.2
Divestitures	(0.6)	(0.4)	(0.6)		(0.5)
Translation	(0.3)	(6.5)	(9.8)		(3.9)
Total sales change	1.7%	(6.6)%	(11.0)%		(3.2)%
Additional information beyond what is included in the preceding tables is as follows:
•For 2023, in the Americas geographic area, U.S. total sales were flat which included flat organic sales. Total sales in Mexico increased 12 percent which included increased organic sales of 10 percent. In Canada, total sales decreased 9 percent which included decreased organic sales of 5 percent. In Brazil, total sales increased 4 percent which included increased organic sales of 3 percent. In the Asia Pacific geographic area, China total sales decreased 15 percent which included decreased organic sales of 11 percent. In Japan, total sales decreased 15 percent which included decreased organic sales of 9 percent.
•For 2022, in the Americas geographic area, U.S. total sales were flat which included increased organic sales of 1 percent. Total sales in Mexico increased 8 percent which included increased organic sales of 12 percent. In Canada, total sales increased 9 percent which included increased organic sales of 13 percent. In Brazil, total sales increased 15 percent which included increased organic sales of 12 percent. In the Asia Pacific geographic area, China total sales decreased 6 percent which included decreased organic sales of 3 percent. In Japan, total sales decreased 12 percent which included increased organic sales of 2 percent.
Managing currency risks: 3M utilizes a number of tools to manage currency risk related to earnings including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses financial hedges to mitigate currency risk. In the case of more liquid currencies, 3M hedges a portion of its aggregate exposure, using a 12, 24 or 36 month horizon, depending on the currency. For less liquid currencies, financial hedging is frequently more expensive with more limitations on tenor. Thus, this risk is largely managed via local operational actions using natural hedging tools as discussed above. In either case, 3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition: Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In 2023, the Company purchased $33 million of its own stock, compared to $1.5 billion of stock purchases in 2022. As of December 31, 2023, approximately $4.2 billion remained available under the authorization. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share, an increase of 1 percent.
Raw materials: Refer to the section entitled Raw materials in Item 1 for discussion of 3M's sources and availability of raw materials in 2023.

Pension and postretirement defined benefit/contribution plans: On a worldwide basis, 3M’s pension and postretirement plans were 94 percent funded at year-end 2023. The primary U.S. qualified pension plan, which is approximately 69 percent of the worldwide pension obligation, was 94 percent funded and the international pension plans were 114 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2023 for the primary U.S. qualified pension plan were 10.4 percent, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2024 is 7.75 percent. The primary U.S. qualified pension plan year-end 2023 discount rate was 4.98%, down 20 basis points from the year-end 2022 discount rate of 5.18%. The decrease in U.S. discount rates resulted in a increased valuation of the projected benefit obligation (PBO). The primary U.S. qualified pension plan’s funded status decreased to 94% as of December 31, 2023 due to the higher PBO resulting from the discount rate decrease and the mortality table update discussed in Note 14, partially offset by the postive returns of the plan's assets. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 14 (Pension and Postretirement Benefit Plans).
3M expects to contribute approximately $100 million to $200 million of cash to its global defined benefit pension and postretirement plans in 2024. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2024. 3M expects global defined benefit pension and postretirement expense in 2024 to increase by approximately $75 million pre-tax when compared to 2023. Refer to “Critical Accounting Estimates” within MD&A and Note 14 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.
Results of Operations
Net Sales: Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

(Percent of net sales)	2023	2022	Change
Cost of sales	56.5%	56.2%	0.3%
Selling, general and administrative expenses (SG&A)	65.9	26.5	39.4
Research, development and related expenses (R&D)	5.6	5.4	0.2
Gain on business divestitures	(0.1)	(8.0)	7.9
Goodwill impairment expense	—	0.8	(0.8)
Operating income (loss) margin	(27.9)%	19.1%	(47.0)%
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with these investments impacting cost of sales, SG&A, and R&D.
Cost of Sales: Cost of sales, measured as a percent of sales, increased in 2023 when compared to 2022. Increases were primarily due to investments in growth, productivity and sustainability; restructuring charges, and carryover impact of higher energy cost inflation partially offset by lower year-on-year net costs for significant litigation to address certain PFAS-related matters at 3M's Zwijndrecht, Belgium site, higher selling prices, spending discipline, sourcing actions and restructuring benefits.
Selling, General and Administrative Expenses: SG&A, measured as a percent of sales, increased in 2023 when compared to 2022. SG&A in 2023 was primarily impacted by pre-tax charges of $10.3 billion and $4.2 billion in the second and third quarters related to the PWS Settlement and the CAE Settlement, respectively (both discussed in Note 18). SG&A was also impacted by restructuring charges (see Note 5), divestiture costs (related to separating and preparing the Health Care business for spin-off) and continued investment in key growth initiatives. These impacts were partially offset by 2022 net costs for significant litigation to address Combat Arms Earplugs litigation matters (for which a pre-tax charge of approximately $1.2 billion was reflected in 2022, discussed in Note 18), certain impairment costs related to exiting PFAS manufacturing (see Note 17), costs related to exiting Russia (see Note 17), divestiture-related restructuring charges (see Note 5), restructuring benefits and ongoing general 3M cost management.
Research, Development and Related Expenses: R&D, measured as a percent of sales, increased in 2023 when compared to 2022. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D was also impacted by restructuring charges.
Gain on Business Divestitures: In 2023, 3M recorded a pre-tax gain of $36 million related to the sale of assets associated with its dental local anesthetic business net of a previous contingent indemnification obligation from a 2020 divestiture. In 2022, 3M recorded a pre-tax gain of $2.7 billion related to the split-off and combination of its Food Safety business with Neogen Corporation. Refer to Note 3 for further details.

Goodwill Impairment Expense: As a result of 3M's commitment to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a goodwill impairment charge related to the Advanced Materials reporting unit (within the Transportation and Electronics business) in 2022. Refer to Note 17 for further details.
Other Expense (Income), Net: See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) increased in 2023 compared to 2022 driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 18).
The non-service pension and postretirement net benefit decreased $119 million in 2023. The lower year-on-year benefit in 2023 was primarily due to higher interest costs due to higher discount rates as of the year-end 2022, partially offset by a reduction in actuarial loss amortization, which was driven by the lower discount rates. Refer to Note 14 for additional details.
Provision (benefit) for Income Taxes:

(Percent of pre-tax income/loss)	2023	2022
Effective tax rate	27.8%	9.6%
Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 10.
Income from Unconsolidated Subsidiaries, Net of Taxes:

(Millions)	2023	2022
Income (loss) from unconsolidated subsidiaries, net of taxes	$18	$11
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.
Net Income (Loss) Attributable to Noncontrolling Interest:

(Millions)	2023	2022
Net income (loss) attributable to noncontrolling interest	$16	$14
Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Performance by Business Segment
Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 21. Effective in the first quarter of 2023, the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker (CODM) changed and, as a result, 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)) was updated for all comparative periods presented. The change to business segment operating income (loss) aligns with the update to how the CODM assesses performance and allocates resources for the Company’s business segments (see Note 21 for additional details).
Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated: In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 21. Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 18) costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs/benefits (see Note 17). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of property, plant and equipment and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income from transition supply, manufacturing and service arrangements with divested businesses. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated operating expenses increased in 2023, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items:
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 21 for additional information on the components of corporate special items. Corporate special item net costs increased year-over-year primarily due to increased net costs for significant litigation as a result of pre-tax charges of $10.3 billion and $4.2 billion in the second and third quarters of 2023 related to the PWS Settlement and the CAE Settlement, respectively (both discussed in Note 18), and divestiture costs.
Other Corporate Expense - Net:
Other corporate operating expenses, net, increased in 2023 primarily due to higher pre-tax restructuring charges (see Note 5).
Operating Business Segments: Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.

Safety and Industrial Business (33.5% of consolidated sales):

	2023	2022
Sales (millions)	$10,956	$11,604
Sales change analysis:
Organic sales	(5.1)%	1.0%
Translation	(0.5)	(4.2)
Total sales change	(5.6)%	(3.2)%

Business segment operating income (millions)	$2,324	$1,135
Percent change	104.7%	(53.9)%
Percent of sales	21.2%	9.8%

Adjusted business segment operating income (millions) (non-GAAP measure)	$2,408	$2,549
Percent change	(5.5)%	(5.9)%
Percent of sales	22.0%	22.0%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs related to respirator mask/asbestos (Aearo-related and non-Aearo related). During the voluntary Aearo chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023 —see Note 18), net costs related to Aearo-respirator mask/asbestos matters were reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continued to be reflected as special items in the Safety and Industrial business segment. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected in the Safety and Industrial business segment (rather than reflected in Corporate and Unallocated--see Note 21 for additional information). Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Year 2023 results:
Sales in Safety and Industrial were down 5.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and automotive aftermarket, and decreased in personal safety, closure and masking systems, industrial adhesives and tapes, abrasives, and electrical markets.
•Growth was held back by the disposable respirator sales decline within personal safety along with the exit of Russia (which, together, negatively impacted year-on-year organic growth by 5.2 percentage points); declines within industrial adhesives and tapes due to consumer electronics softness, closure and masking systems was down as consumers pulled back on discretionary spending impacting e-commerce shipments (slowing down in packaging and shipping activity).
Business segment operating income margins increased year-on-year primarily due to lower special item costs for significant litigation. 2022 was impacted by a pre-tax charge of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 18). Margins were also impacted by aggressive spending discipline, benefits from restructuring, pricing and productivity actions offset by the lower sales volume, higher restructuring costs, inflation impacts, investments in the business and China-related challenges. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins were consistent year-on-year as displayed above.
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
Business segment operating income margins decreased year-on-year due to special item costs for significant litigation primarily related to steps toward resolving Combat Arms Earplugs litigation (discussed in Note 18) resulting in a 2022 pre-tax charge of approximately $1.2 billion. Margins were also impacted by increased raw materials and logistics costs, manufacturing productivity headwinds, partially offset by selling price actions, spending discipline and restructuring actions. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

Transportation and Electronics Business (26.0% of consolidated sales):

	2023	2022
Sales (millions)	$8,501	$8,902
Sales change analysis:
Organic sales	(3.5)%	1.2%
Acquisitions	0.7	—
Divestitures	(0.7)	(0.5)
Translation	(1.0)	(4.6)
Total sales change	(4.5)%	(3.9)%

Business segment operating income (millions)	$1,312	$973
Percent change	34.9%	(48.0)%
Percent of sales	15.4%	10.9%

Adjusted sales (millions) (non-GAAP measure)	$7,212	$7,551
Sales change analysis:
Organic sales	(3.5)%	(1.0)%
Acquisitions	0.9	—
Divestitures	(0.9)	(0.5)
Translation	(1.0)	(4.1)
Total sales change	(4.5)%	(5.6)%

Adjusted business segment operating income (millions) (non-GAAP measure)	$1,517	$1,604
Percent change	(5.4)%	(7.6) %
Percent of sales	21.0%	21.2%
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
Year 2023 results:
Sales in Transportation and Electronics were down 4.5 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 4.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, were flat in commercial solutions, and decreased in electronics, advanced materials and transportation safety.
•Growth continued to be held back by consumer electronics end-market weakness.
Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 18). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year due to lower operating losses on PFAS manufactured products. In 2022, PFAS manufacturing products results included a $0.8 billion asset impairment charge (discussed in Note 17). Margins were also impacted by lower sales volumes, inflation impacts, investments in the business, higher restructuring costs, manufacturing and supply chain headwinds and China-related challenges partially offset by benefits from aggressive spending discipline, pricing and productivity actions. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
Year 2022 results:
Sales in Transportation and Electronics were down 3.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, commercial solutions, and advanced materials and decreased in electronics, and transportation safety.
•Growth was held back by weaker consumer electronics end-market demand and ongoing impacts of semiconductor supply chain constraints on automotive markets.

Divestitures:
•Divestiture impact relates to lost Transportation and Electronics sales year-on-year from deconsolidation of the Aearo Entities in July 2022.
Business segment operating income margins decreased year-on-year due to a 2022 asset impairment charge of $0.8 billion as a result of 3M's announced exit from PFAS manufacturing (discussed in Note 17). Margins were also impacted by increased raw materials and logistics costs, manufacturing productivity headwinds which were further magnified by the shutdown of certain operations in Belgium and investments in auto electrification, partially offset by selling price actions, strong spending discipline and restructuring actions. Adjusting for special item PFAS manufacturing exit costs (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
Health Care Business (25.1% of consolidated sales):

	2023	2022
Sales (millions)	$8,195	$8,427
Sales change analysis:
Organic sales	0.7%	3.2%
Divestitures	(3.1)	(1.4)
Translation	(0.4)	(3.8)
Total sales change	(2.8)%	(2.0)%

Business segment operating income (millions)	$1,603	$1,799
Percent change	(10.9)%	(11.5)%
Percent of sales	19.6%	21.4%
Year 2023 results:
Sales in Health Care were down 2.8 percent in U.S. dollars.
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
Business segment operating income margins decreased year-on-year due to manufacturing and supply chain headwinds, inflation impacts, investments in the business, restructuring costs, and added costs of building out the team ahead of the spin (referenced below) partially offset by benefits from aggressive spending discipline, pricing, productivity actions, and restructuring.
As discussed in Note 3, in the third quarter of 2022, 3M announced its intention to spin off the Health Care business as a separate public company. 3M expects to initially retain a 19.9% ownership position in the Health Care business.
Year 2022 results:
Sales in Health Care were down 2.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in separation and purification, health information systems, food safety, and medical solutions and was flat in oral care.
•Growth was impacted by COVID-related trends on elective procedure volumes and ongoing inflationary pressures.
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

Consumer Business (15.4% of consolidated sales):

	2023	2022
Sales (millions)	$5,026	$5,292
Sales change analysis:
Organic sales	(4.7)%	(0.9)%
Divestitures	(0.1)	(0.4)
Translation	(0.2)	(2.6)
Total sales change	(5.0)%	(3.9)%

Business segment operating income (millions)	$904	$978
Percent change	(7.6)%	(15.9)%
Percent of sales	18.0%	18.5%
Year 2023 results:
Sales in Consumer were down 5.0 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in home improvement, stationery and office, and home health and auto care.
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
On an organic sales basis:
•Sales increased in stationery and office and decreased in home improvement, and home health and auto care.
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
Performance by Geographic Area
While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 2 and Note 21.
Refer to the Overview section for a summary of net sales by geographic area and business segment.
Geographic Area Supplemental Information

	Employees as of December 31,		Capital Spending for years ended December 31,		Property, Plant and Equipment - net as of December 31,
(Millions, except Employees)	2023	2022	2023	2022	2023	2022
Americas	50,000	54,000	$1,184	$1,321	$6,179	$6,066
Asia Pacific	17,000	18,000	148	182	1,267	1,389
Europe, Middle East and Africa	18,000	20,000	283	246	1,713	1,723
Total Company	85,000	92,000	$1,615	$1,749	$9,159	$9,178
Employment: Employment decreased in 2023 when compared to 2022. The above table includes the impact of acquisitions, net of divestitures and other actions.

Capital Spending/Net Property, Plant and Equipment: Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M is increasing its investment in manufacturing and sourcing capability in order to more closely align its product capability with its sales in major geographic areas in order to best serve its customers throughout the world with proprietary, automated, efficient, safe and sustainable processes. Capital spending is discussed in more detail later in MD&A in the section entitled Cash Flows from Investing Activities.
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
Legal Proceedings: Assessments of lawsuits and claims can involve a series of complex judgments about future events, the outcomes of which are inherently uncertain, and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and reasonably estimable in accordance with Accounting Standard Codification (ASC) 450, Contingencies. Please refer to the section entitled Process for Disclosure and Recording of Liabilities Related to Legal Proceedings (contained in Legal Proceedings in Note 18) for additional information about such estimates.
Pension and Postretirement Obligations: The Company applies certain estimates for the discount rates and expected return on plan assets in determining its defined benefit pension and postretirement obligations and related net periodic benefit costs. The below further describes these estimates. Note 14 provides the weighted averages of these assumptions as of applicable dates and for respective periods and additional information on how the rates were determined.
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
Using this methodology, the Company determined discount rates for its plans as follow:

	U.S. Qualified Pension	International Pension (weighted average)	U.S. Postretirement Medical
December 31, 2023 Liability:
Benefit obligation	4.98%	3.99%	4.94%
2024 Net Periodic Benefit Cost Components:
Service cost	5.08%	3.67%	5.08%
Interest cost	4.97%	3.99%	4.87%
Expected return on plan assets
The expected return on plan assets for the primary U.S. qualified pension plan is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2024 is 7.75%, an increase from 7.50% in 2023. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plans is 5.27% for 2024 compared to 4.61% for 2023. Changes in asset allocation and market performance over time, among other factors, cause these estimates to be subject to uncertainty.

For the year ended December 31, 2023, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $274 million and a benefit of $129 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $145 million, down from $178 million in 2022.
In 2024, defined benefit pension and postretirement service cost expense is anticipated to total approximately $250 million while non-service pension and postretirement net benefit costs is anticipated to be a benefit of approximately $30 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of approximately $220 million, an increase of approximately $75 million compared to 2023.
Assessments of Goodwill: The Company makes certain estimates and judgments in impairment assessments of goodwill. As of December 31, 2023, 3M goodwill totaled approximately $12.9 billion. Goodwill is tested for impairment annually in the fourth quarter of each year and is tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the goodwill would be impaired.
Impairment testing for goodwill is done at a reporting unit level, with all goodwill assigned to a reporting unit. Reporting units are one level below the business segment level, but are required to be combined when reporting units within the same segment have similar economic characteristics. At 3M, reporting units correspond to a division. 3M did not combine any of its reporting units for impairment testing. An impairment loss would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit, and the loss would equal that difference. The estimated fair value of a reporting unit is determined based on a market approach using comparable company information such as EBITDA (earnings before interest, taxes, depreciation and amortization) multiples. 3M also performs a discounted cash flow analysis for certain reporting units if the market approach indicates additional review is warranted. A discounted cash flow analysis involves key assumptions including projected sales, EBITDA margins, capital expenditures, and discount rates. Changes in reporting unit earnings, comparable company information, and expected future cash flows, as well as underlying market and overall economic conditions, among other factors, make these estimates subject to uncertainty.
Based on the annual test in the fourth quarter of 2023 completed as of October 1, 2023, no goodwill impairment was indicated for any of the reporting units. As of October 1, 2023, 3M had 20 primary reporting units, with ten reporting units accounting for approximately 95 percent of the goodwill. These ten reporting units were comprised of the following divisions: Abrasives, Display Materials and Systems, Electronics Materials Solutions, Health Information Systems, Industrial Adhesives and Tapes, Medical Solutions, Oral Care, Personal Safety, Separation and Purification Sciences, and Transportation Safety.
3M is a highly integrated enterprise, where businesses share technology and leverage common fundamental strengths and capabilities, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses.
As a result of 3M's December 2022 announced commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing as described in Notes 4 and 17, 3M tested the Advanced Materials and Electronics Materials Solutions reporting units (within the Transportation and Electronics business) for impairment resulting in a goodwill impairment charge related to the Advanced Materials reporting unit.
3M will continue to monitor its reporting units and asset groups in 2024 for any triggering events or other indicators of impairment.
Assessments of Long-Lived Assets: The Company makes certain estimates and judgments in impairment assessments of long-lived assets. As discussed in Note 1, long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss is recognized when the carrying amount exceeds the estimated undiscounted future cash flows expected to result from the use of the asset group and its eventual disposition. The amount of the impairment is based on the excess of the asset group’s carrying value over its fair value. As discussed in Notes 4 and 17, in December 2022, as a result of 3M's commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a charge related to impairment of long-lived assets. Underlying fair values were determined primarily using discounted cash flow models. Key assumptions included projected sales, EBITDA margins, capital expenditures, and discount rates. Changes in underlying market and overall economic conditions, including changes in competitive conditions and customer preferences; operational execution of activities associated with these asset groupings; and items mentioned in Item 1A—Risk Factors with respect to 3M’s exit of PFAS manufacturing, among other factors, make these estimates subject to uncertainty.

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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had $1.8 billion in commercial paper outstanding at December 31, 2023, compared to no commercial paper outstanding as of December 31, 2022.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of the date of this report, 3M has a credit rating of A3, negative outlook from Moody's Investors Service, a credit rating of BBB+, CreditWatch negative from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch.
The Company’s total debt at December 31, 2023 was consistent when compared to December 31, 2022 as maturities of $1.8 billion of fixed-rate notes were offset by issuances of commercial paper of $1.8 billion. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
In July 2017, the United Kingdom’s Financial Conduct Authority announced that it would no longer require banks to submit rates for the London InterBank Offered Rate (“LIBOR”) after 2021. In November 2020, the ICE Benchmark Administration (IBA), LIBOR’s administrator, proposed extending the publication of USD LIBOR through June 2023. Subsequently, in March of 2021, IBA ceased publication of certain LIBOR rates after December 31, 2021. Certain USD LIBOR rates subject to a synthetic methodology will continue to be published until September 2024. The Company's material debt securities, bank facilities, and derivative instruments that previously utilized LIBOR as the reference rate have transitioned to the Secured Overnight Financing Rate, or SOFR, as a reference rate as necessary.
Effective February 8, 2023, the Company updated its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous shelf registration dated February 10, 2020. In May 2016, 3M entered into an amended and restated distribution agreement relating to the future issuance and sale (from time to time) of the Company’s medium-term notes program (Series F), up to the aggregate principal amount of $18 billion, which was an increase from the previous aggregate principal amount up to $9 billion of the same Series. As of December 31, 2023, the total amount of debt issued as part of the medium-term notes program (Series F), inclusive of debt issued in February 2019 and prior years is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 13.

In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at December 31, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2023, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
The Company also had $355 million in stand-alone letters of credit and bank guarantees issued and outstanding at December 31, 2023. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: At December 31, 2023, 3M had $6.0 billion of cash, cash equivalents and marketable securities, of which approximately $3.2 billion was held by the Company’s foreign subsidiaries and approximately $2.8 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2022, 3M had $3.9 billion of cash, cash equivalents and marketable securities, of which approximately $2.7 billion was held by the Company’s foreign subsidiaries and $1.2 billion was held by the United States. The increase from December 31, 2022 primarily resulted from cash flow from operations.
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The following table provides net debt as of December 31, 2023 and December 31, 2022.

	December 31,
(Millions)	2023	2022	Change
Total debt	$16,035	$15,939	$96
Less: Cash, cash equivalents and marketable securities	6,006	3,916	2,090
Net debt (non-GAAP measure)	$10,029	$12,023	$(1,994)
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
Working capital (non-GAAP measure):

	December 31,
(Millions)	2023	2022	Change
Current assets	$16,379	$14,688	$1,691
Less: Current liabilities	15,297	9,523	5,774
Working capital (non-GAAP measure)	$1,082	$5,165	$(4,083)
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
Working capital decreased $4.1 billion compared with December 31, 2022. Balance changes in current assets increased working capital by $1.7 billion, driven largely by increases in cash and cash equivalents partially offset by decreases in inventories. Balance changes in current liabilities decreased working capital by $5.8 billion, primarily due to increases in the current portion of obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 18).

Cash Flows: Discussions of cash flows from operating, investing and financing activities are provided in the sections that follow.
Cash Flows from Operating Activities:
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items such as litigation payments can significantly impact cash flows.
In 2023, cash flows provided by operating activities increased $1,089 million compared to the same period last year, primarily driven by decreases in inventories, increasing operating cash flow by $567 million in 2023, compared to inventory increases that decreased operating cash flow by $629 million in 2022. The 2023 pre-tax charges of $10.5 billion and $4.3 billion (inclusive of imputed interest) related to the PWS Settlement and the CAE Settlement, respectively, along with the $1.2 billion pre-tax charge in 2022 related to steps toward resolving Combat Arms Earplugs litigation (all discussed in Note 18) largely impacted the net income component, with offsets in the other-net and deferred tax elements in each of those periods.
Cash Flows from Investing Activities:
Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. The Company expects 2024 capital spending to be approximately $1.5 billion to $1.7 billion as 3M continues to invest in growth, productivity and sustainability.
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
Refer to Note 3 for information on acquisitions and divestitures (including the 2022 cash payment from the Food Safety business split-off). The Company is actively considering additional acquisitions, investments and strategic alliances, and from time to time may also divest certain businesses.
Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 12 for more details about 3M’s diversified marketable securities portfolio. Purchases of investments include additional survivor benefit insurance, plus investments in equity securities.
Cash Flows from Financing Activities:
2023 Debt Activity:
Total debt was approximately $16.0 billion at December 31, 2023 and $15.9 billion at December 31, 2022. Maturities of $1.8 billion of fixed-rate notes were offset by net issuances of commercial paper of $1.8 billion (issuance and subsequent repayments/reissuances). The gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had $1.8 billion in commercial paper outstanding at December 31, 2023, compared to no commercial paper outstanding as of December 31, 2022. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 13 for more detail regarding debt.
2022 Debt Activity:
Decreases in debt were largely due to the repayments of 500 million euros and $600 million aggregate principal amounts of fixed-rate medium-term notes in February 2022 and June 2022, respectively. The Company had no commercial paper outstanding at December 31, 2022 and 2021. In conjunction with the Food Safety Division split-off transaction and combination with Neogen (discussed in Note 3), the associated non-cash debt-for-debt exchange in the third quarter of 2022 reduced then-outstanding 3M commercial paper indebtedness of $350 million (borrowed earlier in the year) which became new term-debt obligations of Neogen. Net commercial paper issuances in addition to repayments and borrowings by international subsidiaries are largely reflected in “Change in short-term debt – net”.
Repurchases of Common Stock:
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In 2023, the Company purchased $33 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.

Dividends Paid to Shareholders:
3M has paid dividends since 1916. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share, an increase of 1 percent.
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

Year ended December 31, (Millions)	2023	2022
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$6,680	$5,591
Net cash provided by (used in) investing activities	(1,207)	(1,046)
Net cash provided by (used in) financing activities	(3,147)	(5,350)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$6,680	$5,591
Purchases of property, plant and equipment	(1,615)	(1,749)
Free cash flow	5,065	3,842
Net income (loss) attributable to 3M	$(6,995)	$5,777
Free cash flow conversion	N/M	66%
Material Cash Requirements from Known Contractual and Other Obligations: 3M’s material cash requirements from known contractual and other obligations primarily relate to following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Tax obligations—Refer to Note 10.
•Debt—Refer to Note 13. Future cash payments for interest on long-term debt is approximately $6 billion.
•Commitments and contingencies—Refer to Note 18. In addition to other matters discussed therein, Note 18 references that the Company expects to pay up to $12.5 billion in the aggregate from 2023 through 2036 pursuant to the terms of the PWS Settlement and expects to pay up to $6.0 billion in the aggregate from 2023 to 2029 pursuant to the terms of the CAE Settlement. Note 7 provides further information regarding amounts due under these settlements. See the settlement agreements that are included in the exhibit list to this filing for additional information.
•Operating and finance leases—Refer to Note 19.
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

Financial Instruments
The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. As circumstances warrant, the Company also uses foreign exchange contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. The Company manages interest rate risks using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. The Company manages commodity price risks through negotiated supply contracts and price protection agreements.
Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for further discussion of foreign exchange rates risk, interest rates risk and commodity prices risk.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
To quantify 3M’s primary market risk exposure, the Company performs a sensitivity analysis based on hypothetical changes in foreign currency spot exchange rates and interest rates as further described in the sections below. Note also that hypothetical changes in these rates were not applied to cash equivalents, accounts receivable, and accounts payable, because of the short-term nature of these instruments. Further, hypothetical changes were not applied to available-for-sale marketable securities as unrealized and realized gains or losses thereon are historically not material.
3M changed its methodology for quantifying market risk exposure in 2023 (previously utilized a value-at-risk analysis) to better align with how the Company manages its risk exposure and to enhance the information presented about 3M’s principal market risks. Information in this Item 7A relative to 2022 reflects the updated methodology.
Refer to Note 1. Significant Accounting Policies, Note 12. Marketable Securities, Note 13. Long-Term Debt and Short-Term Borrowings, Note 16. Derivatives and Note 17. Fair Value Measurements within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments.
Foreign Currency Exchange Rates Risk: Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. dollar. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. As circumstances warrant, the Company also uses foreign exchange contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. At December 31, 2023 and December 31, 2022, an instantaneous 10% change in applicable foreign currency spot exchange rates would have increased/decreased the aggregate fair value carrying amount of foreign exchange forward and option contracts by approximately $175 million and $187 million, respectively, and of non-functional currency denominated debt used as hedging instruments by approximately $192 million and $249 million, respectively.
Interest Rates Risk: The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. At December 31, 2023 and December 31, 2022, an instantaneous 100 basis point change in applicable interest rates would increase/decrease the Company's pre-tax earnings by approximately $13 million on an annualized basis as it relates to 3M's floating-rate notes and interest rate swap agreements.
Commodity Prices Risk: The Company manages commodity price risks through negotiated supply contracts and price protection agreements. 3M does not enter into derivative financial instruments associated with commodities.

Item 8. Financial Statements and Supplementary Data
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
3M Company
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
3M Company

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of 3M Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of 3M Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Legal Proceedings
As described in Note 18 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in the Company’s financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.
The principal considerations for our determination that performing procedures relating to legal proceedings is a critical audit matter are (i) the significant judgment by management when determining the likelihood of a loss being incurred and when estimating the loss or range of loss for each claim and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures related to legal proceedings.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the liabilities related to legal proceedings, including controls over determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, obtaining and evaluating contracts and agreements, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s disclosures related to legal proceedings.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 7, 2024
We have served as the Company’s auditor since 1975.

3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
Years ended December 31

(Millions, except per share amounts)	2023	2022	2021
Net sales	$32,681	$34,229	$35,355

Operating expenses
Cost of sales	18,477	19,232	18,795
Selling, general and administrative expenses	21,526	9,049	7,197
Research, development and related expenses	1,842	1,862	1,994
Gain on business divestitures	(36)	(2,724)	—
Goodwill impairment expense	—	271	—
Total operating expenses	41,809	27,690	27,986
Operating income (loss)	(9,128)	6,539	7,369

Other expense (income), net	560	147	165

Income (loss) before income taxes	(9,688)	6,392	7,204
Provision (benefit) for income taxes	(2,691)	612	1,285
Income (loss) of consolidated group	(6,997)	5,780	5,919

Income (loss) from unconsolidated subsidiaries, net of taxes	18	11	10
Net income (loss) including noncontrolling interest	(6,979)	5,791	5,929

Less: Net income (loss) attributable to noncontrolling interest	16	14	8

Net income (loss) attributable to 3M	$(6,995)	$5,777	$5,921

Weighted average 3M common shares outstanding — basic	553.9	566.0	579.0
Earnings (loss) per share attributable to 3M common shareholders — basic	$(12.63)	$10.21	$10.23

Weighted average 3M common shares outstanding — diluted	553.9	567.6	585.3
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(12.63)	$10.18	$10.12
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
Years ended December 31

(Millions)	2023	2022	2021
Net income (loss) including noncontrolling interest	$(6,979)	$5,791	$5,929
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	322	(893)	(494)
Defined benefit pension and postretirement plans adjustment	(380)	915	1,345
Cash flow hedging instruments	(47)	47	119
Total other comprehensive income (loss), net of tax	(105)	69	970
Comprehensive income (loss) including noncontrolling interest	(7,084)	5,860	6,899
Comprehensive (income) loss attributable to noncontrolling interest	(16)	(6)	(7)
Comprehensive income (loss) attributable to 3M	$(7,100)	$5,854	$6,892
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
At December 31

(Dollars in millions, except per share amount)	2023	2022
Assets
Current assets
Cash and cash equivalents	$5,933	$3,655
Marketable securities — current	53	238
Accounts receivable — net of allowances of $141 and $174	4,750	4,532
Inventories
Finished goods	2,293	2,497
Work in process	1,424	1,606
Raw materials and supplies	1,105	1,269
Total inventories	4,822	5,372
Prepaids	485	435
Other current assets	336	456
Total current assets	16,379	14,688
Property, plant and equipment	26,870	25,998
Less: Accumulated depreciation	(17,711)	(16,820)
Property, plant and equipment — net	9,159	9,178
Operating lease right of use assets	759	829
Goodwill	12,927	12,790
Intangible assets — net	4,226	4,699
Other assets	7,130	4,271
Total assets	$50,580	$46,455
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$2,947	$1,938
Accounts payable	3,245	3,183
Accrued payroll	904	692
Accrued income taxes	365	259
Operating lease liabilities — current	225	261
Other current liabilities	7,611	3,190
Total current liabilities	15,297	9,523
Long-term debt	13,088	14,001
Pension and postretirement benefits	2,471	1,966
Operating lease liabilities	534	580
Other liabilities	14,322	5,615
Total liabilities	45,712	31,685
Commitments and contingencies (Note 18)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - December 31, 2023: 552,581,136
Shares outstanding - December 31, 2022: 549,245,105
Additional paid-in capital	6,956	6,691
Retained earnings	37,479	47,950
Treasury stock, at cost:	(32,859)	(33,255)
Accumulated other comprehensive income (loss)	(6,778)	(6,673)
Total 3M Company shareholders’ equity	4,807	14,722
Noncontrolling interest	61	48
Total equity	4,868	14,770
Total liabilities and equity	$50,580	$46,455
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Changes in Equity
Years ended December 31

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2020	$12,931	$6,171	$43,821	$(29,404)	$(7,721)	$64
Net income	5,929		5,921			8
Other comprehensive income (loss), net of tax	970				971	(1)
Dividends declared ($5.92 per share, Note 8)	(3,420)		(3,420)
Stock-based compensation	267	267
Reacquired stock	(2,199)			(2,199)
Issuances pursuant to stock options and benefit plans	639		(501)	1,140
Balance at December 31, 2021	15,117	6,438	45,821	(30,463)	(6,750)	71
Net income	5,791		5,777			14
Other comprehensive income (loss), net of tax	69				77	(8)
Dividends declared ($5.96 per share, Note 8)	(3,369)		(3,369)
Stock-based compensation	262	262
Reacquired stock	(1,464)			(1,464)
Dividend to noncontrolling interest	(29)					(29)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock options and benefit plans	381		(279)	660
Balance at December 31, 2022	14,770	6,700	47,950	(33,255)	(6,673)	48
Net income (loss)	(6,979)		(6,995)			16
Other comprehensive income (loss), net of tax	(105)				(105)	—
Dividends declared ($6.00 per share, Note 8)	(3,311)		(3,311)
Stock-based compensation	265	265
Reacquired stock	(33)			(33)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock options and benefit plans	264		(165)	429
Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61

Supplemental share information	2023	2022	2021
Treasury stock
Beginning balance	394,787,951	372,187,578	366,283,418
Reacquired stock	290,379	10,865,635	11,834,681
Split-off of Food Safety business	—	15,989,536	—
Issuances pursuant to stock options and benefit plans	(3,626,410)	(4,254,798)	(5,930,521)
Ending balance	391,451,920	394,787,951	372,187,578
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
Years ended December 31

(Millions)	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$(6,979)	$5,791	$5,929
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,987	1,831	1,915
Long-lived and indefinite-lived asset impairment expense	—	618	—
Goodwill impairment expense	—	271	—
Company pension and postretirement contributions	(152)	(158)	(180)
Company pension and postretirement expense	145	178	206
Stock-based compensation expense	274	263	274
Gain on business divestitures	(36)	(2,724)	—
Deferred income taxes	(3,855)	(663)	(166)
Changes in assets and liabilities
Accounts receivable	(170)	(105)	(122)
Inventories	567	(629)	(903)
Accounts payable	138	111	518
Accrued income taxes (current and long-term)	(218)	(47)	(244)
Other — net	14,979	854	227
Net cash provided by (used in) operating activities	6,680	5,591	7,454

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,615)	(1,749)	(1,603)
Proceeds from sale of PP&E and other assets	119	200	51
Purchases of marketable securities and investments	(1,466)	(1,250)	(2,202)
Proceeds from maturities and sale of marketable securities and investments	1,660	1,261	2,406
Proceeds from sale of businesses, net of cash sold	60	13	—
Cash payment from Food Safety business split-off, net of divested cash	—	478	—
Other — net	35	1	31
Net cash provided by (used in) investing activities	(1,207)	(1,046)	(1,317)

Cash Flows from Financing Activities
Change in short-term debt — net	205	340	(2)
Repayment of debt (maturities greater than 90 days)	(3,086)	(1,179)	(1,144)
Proceeds from debt (maturities greater than 90 days)	2,835	1	1
Purchases of treasury stock	(33)	(1,464)	(2,199)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	264	381	639
Dividends paid to shareholders	(3,311)	(3,369)	(3,420)
Other — net	(21)	(60)	(20)
Net cash provided by (used in) financing activities	(3,147)	(5,350)	(6,145)

Effect of exchange rate changes on cash and cash equivalents	(48)	(104)	(62)

Net increase (decrease) in cash and cash equivalents	2,278	(909)	(70)
Cash and cash equivalents at beginning of year	3,655	4,564	4,634
Cash and cash equivalents at end of period	$5,933	$3,655	$4,564
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1. Significant Accounting Policies
Nature of Operations and Basis of Presentation: 3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products. As used herein, the term “3M” or “Company” refers to 3M Company and subsidiaries unless the context indicates otherwise.
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Such estimates and assumptions are subject to inherent uncertainties which may result in actual amounts differing from these estimates.
The financial statements consolidate all applicable subsidiaries; intercompany transactions and balances are eliminated. In the second quarter of 2023, 3M re-consolidated the Aearo Technology and certain of its related entities (collectively, the "Aearo Entities") as a result of the court dismissal of their voluntary bankruptcy proceedings. 3M had previously deconsolidated these entities in the third quarter of 2022. See additional information in Note 18.
Local currencies generally are considered the functional currencies outside the United States, with the exception of subsidiaries operating in highly inflationary economies, which are not material to 3M. Assets and liabilities for operations in local-currency environments are translated at month-end exchange rates of the period reported. Income and expense items are translated at average monthly currency exchange rates in effect during the period. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Effective in the first quarter of 2023, 3M made changes in the measure of segment operating performance and segment composition used by 3M’s chief operating decision maker—impacting 3M’s disclosed measure of segment profit/loss (business segment operating income (loss)). Also effective in the first quarter of 2023, 3M's Consumer business segment re-aligned from four divisions to three divisions, see additional information in Note 21. 3M's disclosed disaggregated revenue was also updated as a result of these changes, see additional information in Note 2. Information provided herein reflects the impact of these changes for all periods presented.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.
Investments: 3M invests in marketable and equity securities. Marketable securities include available-for-sale debt securities and are recorded at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The classification of marketable securities as current or non-current is based on the availability for use in current operations. All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. 3M utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions. The balances associated with equity securities are disclosed in Note 7.
3M regularly reviews investment securities for impairment. For debt securities, an impairment relating to credit losses is recorded through an allowance for credit losses. A change in the allowance for credit losses is recorded into earnings in the period of the change. Any impairment that has not been recorded through an allowance for credit losses is recorded through accumulated other comprehensive income as a component of shareholders’ equity. Amounts are reclassified out of accumulated other comprehensive income and into earnings upon sale or a change in the portions of impairment related to credit losses and not related to credit losses.
Inventories: Inventories are stated at the lower of cost or net realizable value (NRV), which is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is generally determined on a first-in, first-out basis.
Property, Plant and Equipment (PPE) and Definite-Lived Intangible Assets: Property, plant and equipment, including capitalized interest and internal direct engineering costs, are recorded at cost. The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. These software amounts are reported as a component of machinery and equipment within PPE. Depreciation of PPE generally is computed using the straight-line method. Refer to Note 7 for depreciable life and additional details on PPE. Internal-use software elements of PPE are depreciated over a period of three to seven years. 3M records capital-related government grants earned as reductions to the cost of PPE and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of statement of cash flows.

Definite lived intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. These assets are amortized on a on a systematic and rational basis (generally straight-line) that is representative of the asset's use. Refer to Note 4 for amortizable life and additional details on intangible assets. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, within “Research, development and related expenses”.
Fully depreciated PPE other than capitalized internally developed software are retained in PPE and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Definite-lived intangible assets are removed from their respective gross asset and accumulated amortization accounts when they are no longer in use.
PPE and definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. The amount of the impairment loss recorded is calculated by the excess of the asset’s (asset group's) carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.
Conditional Asset Retirement Obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $190 million and $177 million at December 31, 2023 and 2022, respectively.
Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets (namely certain tradenames), are not amortized and are assessed for impairment annually (fourth quarter and third quarter, respectively) and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level, which at 3M, corresponds to a division. An impairment loss is recognized when the carrying value of the reporting unit’s net assets exceeds its estimated fair value. The estimated fair value of a reporting unit is determined based on a market approach using comparable company information such as EBITDA (earnings before interest, taxes, depreciation and amortization) multiples or, in some cases, based on a discounted cash flow analysis. An impairment loss is recognized for an indefinite-lived intangible asset when its fair value (generally determined on a discounted cash flow basis) is less than its carrying value.
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
Revenue (Sales) Recognition: The Company sells products to a diversified base of customers around the world and has no material concentration of credit risk or significant payment terms extended to customers. The vast majority of 3M’s customer arrangements contain a single performance obligation to transfer manufactured goods. However, to a limited extent 3M also enters into customer arrangements that involve intellectual property out-licensing, multiple performance obligations (such as equipment, installation and service), software with coterminous post-contract support, services and non-standard terms and conditions.
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

Revenue is recognized at the transaction price which the Company expects to be entitled. When determining the transaction price, 3M estimates variable consideration applying the portfolio approach practical expedient. The main sources of variable consideration for 3M are customer rebates, trade promotion funds, and cash discounts. These sales incentives are recorded as a reduction to revenue at the time of the initial sale using the most-likely amount estimation method. The most-likely amount method is based on the single most likely outcome from a range of possible consideration outcomes (derived from sales terms, historical experience, trend analysis, and projected market conditions in the various markets served). The most common incentive relates to amounts paid or credited to customers for achieving defined volume levels or growth objectives. There are no material instances where variable consideration is constrained and not recorded at the initial time of sale. Free goods are accounted for as an expense and recorded in cost of sales. Product returns are recorded as a reduction to revenue based on anticipated sales returns that occur in the normal course of business. 3M primarily has assurance-type warranties that do not result in separate performance obligations. Sales, use, value-added, and other excise taxes are not recognized in revenue. The Company has elected to present revenue net of sales taxes and other similar taxes.
The Company applies the “right to invoice” practical expedient based on 3M’s right to invoice the customer at an amount that reasonably represents the value to the customer of 3M’s performance completed to date.
For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using 3M’s best estimate of the standalone selling price of each distinct good or service in the contract. The Company utilizes the allowable exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less as the Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any years presented. Further, the Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.
The Company applies the practical expedient relative to costs of obtaining a contract by expensing sales commissions when incurred because the amortization period would have been one year or less as the Company does not have material costs related to obtaining a contract with amortization periods greater than one year for any year presented.
The Company recognizes revenue from the rental of durable medical devices based on the length of time a device is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers. The leases are short-term in nature, generally providing for daily or monthly pricing, and are all classified as operating leases.
Accounts Receivable and Allowances: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for bad debts, cash discounts, and various other items for potential credit losses. The Company determines the allowances based on historical write-off experience, current expectations of future credit losses informed by industry and regional economic data, and historical cash discounts. The Company reviews the allowances monthly. The allowances for bad debts as well as the provision for credit losses, write-off activity and recoveries for the periods presented are not material. The Company does not have any significant off-balance-sheet credit exposure related to its customers. The Company has long-term customer receivables that do not have significant credit risk, and the origination dates of which are typically not older than five years. These long-term receivables are subject to an allowance methodology similar to other receivables.
Advertising and Merchandising: These costs are charged to operations in the period incurred, and totaled $265 million, $323 million and $327 million in 2023, 2022 and 2021, respectively.
Research, Development and Related Expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.8 billion, $1.9 billion and $2.0 billion in 2023, 2022 and 2021, respectively. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $1.0 billion, $1.1 billion and $1.2 billion in 2023, 2022 and 2021, respectively. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures.
Environmental: Reserves for liabilities related to anticipated environmental related remediation costs are recorded when they are probable and reasonably estimable, generally no later than the completion of feasibility studies, the Company’s commitment to a plan of action, or approval by regulatory agencies. Environmental costs for capital projects that contribute to current or future operations generally are capitalized and depreciated over their estimated useful lives.
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
Derivatives and Hedging Activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 16 for more information on the Company's derivative instruments and hedging programs.
Fair Value Measurements: 3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Leases: 3M determines if an arrangement is a lease upon inception by establishing if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. 3M determines certain service agreements that contain the right to use an underlying asset are not leases because 3M does not control how and for what purpose the identified asset is used.
Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used is 3M’s incremental borrowing rate or, if available, the rate implicit in the lease. 3M determines the incremental borrowing rate for leases using a portfolio approach based primarily on the lease term and the economic environment of the applicable country or region.
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
Related Party Activity: Other than amounts due by and between 3M and the Aearo Entities while the Aearo Entities were deconsolidated (as described in Note 18), 3M does not have any material related party activity.

New Accounting Pronouncements: The table below provides summaries of applicable new accounting pronouncements issued, but not yet adopted by 3M.

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
		January 1, 2023, except rollforward disclosure which is not effective until the year-end December 31, 2024	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Issued in November 2023. Requires incremental disclosures to provide more disaggregated expense information about a Company's reportable segments.	Year-end December 31, 2024	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company's effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.

NOTE 2. Revenue
Contract Balances: Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Refer to Note 7 for deferred revenue balances as of December 31, 2023 and 2022. Approximately $520 million of the December 31, 2022 balance was recognized as revenue during the year ended December 31, 2023, while approximately $500 million of the December 31, 2021 balance was recognized as revenue during the year ended December 31, 2022.
Operating Lease Revenue: Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Solutions Division), which was $590 million, $577 million, and $582 million for the years ended December 31, 2023, 2022, and 2021 respectively.
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

Net Sales by Division (millions)	2023	2022	2021
Abrasives	$1,327	$1,343	$1,296
Automotive Aftermarket	1,237	1,209	1,164
Closure and Masking Systems	962	1,046	1,033
Electrical Markets	1,285	1,304	1,229
Industrial Adhesives and Tapes	2,164	2,331	2,353
Personal Safety	3,487	3,916	4,470
Roofing Granules	494	455	428
Other Safety and Industrial	—	—	8
Total Safety and Industrial Business Segment	10,956	11,604	11,981

Advanced Materials	1,167	1,205	1,200
Automotive and Aerospace	1,925	1,754	1,756
Commercial Solutions	1,723	1,751	1,717
Electronics	2,863	3,359	3,673
Transportation Safety	823	833	907
Other Transportation and Electronics	—	—	9
Total Transportation and Electronics Business Segment	8,501	8,902	9,262

Food Safety	—	244	368
Health Information Systems	1,219	1,259	1,220
Medical Solutions	4,625	4,581	4,632
Oral Care	1,329	1,327	1,396
Separation and Purification Sciences	951	992	984
Other Health Care	71	24	1
Total Health Care Business Group	8,195	8,427	8,601

Construction and Home Improvement Markets	2,221	2,346	2,465
Home, Health and Auto Care	1,583	1,655	1,741
Stationery and Office	1,222	1,291	1,306
Other Consumer	—	—	(3)
Total Consumer Business Group	5,026	5,292	5,509

Corporate and Unallocated	3	4	2
Total Company	$32,681	$34,229	$35,355

Net Sales by Geographic Area (millions)	2023	2022	2021
Americas	$18,375	$18,400	$18,097
Asia Pacific	8,463	9,901	10,600
Europe, Middle East and Africa	5,843	5,928	6,660
Other Unallocated	—	—	(2)
Worldwide	$32,681	$34,229	$35,355
Americas included United States net sales to customers of $15.1 billion, $15.0 billion and $15.0 billion in 2023, 2022 and 2021, respectively. Asia Pacific included China/Hong Kong net sales to customers of $3.2 billion, $3.8 billion and $4.0 billion in 2023, 2022 and 2021, respectively.

NOTE 3. Divestitures
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
2022 Divestitures: In March 2022, 3M completed the sale of its floor products business in Western Europe, formerly part of the Consumer business, for immaterial proceeds that approximated the business's book value.
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
•$2 billion representing the value of 16 million 3M common shares accepted by 3M that reduced shares outstanding through a fully-subscribed exchange offer. The exchange ultimately resulted in subscribed 3M shareholders owning 50.1% of the common shares of Neogen.
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
Operating Income and Held-for-Sale Amounts: With respect to the businesses above, operating income information of the Health Care business segment, inclusive of the Food Safety Division, is included in Note 21. Information related to held for sale disposal groups is also included in Note 17.

NOTE 4. Goodwill and Intangible Assets
Goodwill:
The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2021	$4,622	$1,825	$6,786	$253	$13,486
Divestiture activity	—	—	(16)	—	(16)
Goodwill impairment	—	(271)	—	—	(271)
Translation and other	(113)	(53)	(255)	12	(409)
Balance as of December 31, 2022	$4,509	$1,501	$6,515	$265	$12,790
Divestiture activity	—	—	(4)	—	(4)
Translation and other	33	11	92	5	141
Balance as of December 31, 2023	$4,542	$1,512	$6,603	$270	$12,927
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of December 31, 2023, the Company's accumulated goodwill impairment loss is $0.3 billion.
The Company completed its annual goodwill impairment test in the fourth quarter of 2023 for all reporting units and determined that no impairment existed. As described in Note 21, effective in the first quarter of 2023, the Company changed its business segment reporting.
In December 2022, as a result of 3M's commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing as described in Note 17, 3M recorded a goodwill impairment charge of $0.3 billion related to the Advanced Materials reporting unit (within the Transportation and Electronics business) resulting in no remaining goodwill for that reporting unit.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

	December 31,
(Millions)	2023	2022
Customer related (original lives largely 11 to 19 years)	$4,073	$4,062
Patents (original lives largely 9 to 13 years)	420	426
Other technology-based (original lives largely 6 to 20 years)	2,077	2,081
Definite-lived tradenames (original lives largely 6 to 20 years)	1,166	1,166
Other (original lives largely 10 years)	78	84
Total gross carrying amount	7,814	7,819

Accumulated amortization — customer related	(1,966)	(1,747)
Accumulated amortization — patents	(419)	(421)
Accumulated amortization — other technology-based	(1,178)	(1,000)
Accumulated amortization — definite-lived tradenames	(575)	(509)
Accumulated amortization — other	(57)	(60)
Total accumulated amortization	(4,195)	(3,737)

Total finite-lived intangible assets — net	3,619	4,082

Indefinite lived intangible assets (primarily tradenames)	607	617
Total intangible assets — net	$4,226	$4,699
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
As discussed in Note 17, in December 2022, as a result of 3M's commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a charge in the fourth quarter of 2022 related to impairment of long-lived assets and an immaterial charge related to impairment of indefinite-lived assets.

Amortization expense follows:

	Year ended December 31,
(Millions)	2023	2022	2021
Amortization expense	$482	$498	$529
Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2023 follows:

(Millions)	2024	2025	2026	2027	2028	After 2028
Amortization expense	$453	$423	$418	$394	$367	$1,564
3M expenses the costs incurred to renew or extend the term of intangible assets.
NOTE 5. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: In 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. During 2023, management approved and committed to undertake associated actions impacting approximately 6,000 positions resulting in a 2023 pre-tax charge of $437 million. Remaining activities related to the restructuring actions approved and committed through December 31, 2023 under this initiative are expected to be largely completed in the first half of 2024. 3M expects to commit to further actions under this initiative. This aggregate initiative beginning in the first quarter of 2023 and continuing through 2025 is expected to impact approximately 8,500 positions worldwide with an expected pre-tax charge of $700 million to $900 million over that period.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

(Millions)	2023
Cost of sales	$101
Selling, general and administrative expenses	304
Research, development and related expenses	32
Total operating income impact	$437
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	2023
(Millions)	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$89	$—	$89
Transportation and Electronics	62	—	62
Health Care	22	—	22
Consumer	26	—	26
Corporate and unallocated	171	67	238
Total operating expense	$370	$67	$437
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in 2023	370	67	437
Non-cash changes	—	(67)	(67)
Adjustments	(10)	—	(10)
Cash payments	(261)	—	(261)
Accrued restructuring action balance as of December 31, 2023	$99	$—	$99
2023 to 2025 PFAS Exit Actions:As further discussed in Note 18, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025. In 2023, 3M management approved and committed to undertake certain related workforce actions impacting approximately 550 positions resulting in a pre-tax charge of $64 million primarily impacting cost of sales. These charges are reflected within the Transportation and Electronics business segment. Related cash payments and adjustments to the accrued liability in 2023 were not material. The accrued restructuring action balance as of December 31, 2023 was $60 million. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

2020 through 2022 Operational/Marketing Capability Restructuring Actions: In 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. In 2021, management approved and committed to undertake additional actions under this initiative resulting in a 2021 pre-tax charge of $124 million impacting all business segments (Corporate & Unallocated ($42 million), Safety and Industrial ($30 million), Transportation and Electronics ($24 million), Health Care ($21 million) and Consumer ($7 million)), of which $88 million was recorded in selling, general and administrative expense. In 2022, management approved and committed to undertake the remaining actions under this initiative resulting in a pre-tax charge of $18 million. The accrued restructuring action balance was $101 million at December 31, 2020, $87 million at December 31, 2021 and was completed in 2022. This initiative, beginning in 2020 and ending with 2022 actions, impacted approximately 3,100 positions worldwide with a pre-tax charge of approximately $280 million over that period.
2022 Divestiture-Related Restructuring Actions: During 2022, following the Food Safety Division split-off transaction and combination with Neogen (see Note 3), management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested business. These actions affected approximately 850 positions worldwide and resulted in a 2022 pre-tax charge of $41 million primarily impacting selling, general and administrative expenses within Corporate and Unallocated. The related accrued restructuring balance as of December 31, 2022 was $10 million after associated payments during 2022. Remaining activities related to this divestiture-related restructuring were largely completed through the first half of 2023.
NOTE 6. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

(Millions)	2023	2022	2021
Interest expense	$942	$462	$488
Interest income	(253)	(67)	(26)
Pension and postretirement net periodic benefit cost (benefit)	(129)	(248)	(297)
Total	$560	$147	$165
Interest expense includes $566 million, $462 million and $488 million in 2023, 2022 and 2021, respectively, related to outstanding debt. Beginning in 2023, interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 18).
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 14 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).

NOTE 7. Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2023	2022
Other current assets
Derivative assets-current	$73	$162
Insurance related (receivables, prepaid expenses and other)	114	103
Other	149	191
Total other current assets	$336	$456

Property, plant and equipment - at cost
Land	$255	$255
Buildings and leasehold improvements (original lives 10 to 40 years)	7,908	7,560
Machinery and equipment (original lives 3 to 15 years)	16,855	16,455
Construction in progress	1,852	1,728
Gross property, plant and equipment	26,870	25,998
Accumulated depreciation	(17,711)	(16,820)
Property, plant and equipment - net	$9,159	$9,178

Other assets
Deferred income taxes	$4,918	$959
Prepaid pension and post retirement	1,253	1,225
Insurance related receivables and other	33	73
Cash surrender value of life insurance policies	270	265
Equity method investments	74	81
Equity and other investments	170	886
Other	412	782
Total other assets	$7,130	$4,271

Other current liabilities
Accrued rebates	$804	$751
Deferred revenue	572	538
Derivative liabilities	34	31
Employee benefits and withholdings	257	247
Contingent liability claims and other	4,797	534
Property, sales-related and other taxes	217	224
Pension and postretirement benefits	79	77
Other	851	788
Total other current liabilities	$7,611	$3,190

Other liabilities
Long term income taxes payable	$872	$1,051
Employee benefits	332	386
Contingent liability claims and other	12,158	2,179
Finance lease obligations	60	75
Deferred income taxes	528	559
Other	372	1,365
Total other liabilities	$14,322	$5,615
As of December 31, 2023, contingent liability claims and other (within other current liabilities) includes $2.9 billion and $1.5 billion, respectively, and contingent liability claims and other (within other liabilities) includes $7.5 billion and $3.5 billion, respectively of amounts due under the PWS Settlement and CAE Settlement (refer to Note 18), both reached in 2023.
As of December 31, 2022, balances include amounts associated with the deconsolidated Aearo Entities, which were reconsolidated in 2023 (refer to Note 18). These include: $0.7 billion in equity and other investments (within other assets), $0.3 billion in other (within other assets), $1.2 billion accrued liability largely reflected within contingent liability claims and other (within other liabilities), and $0.9 billion in other (within other liabilities).

NOTE 8. Supplemental Equity and Comprehensive Income (Loss) Information
Common stock ($.01 par value per share) of 3 billion shares is authorized, with 944,033,056 shares issued as of December 31, 2023, 2022 and 2021. Preferred stock, without par value, of 10 million shares is authorized but unissued.
Cash dividends declared and paid totaled $1.50, $1.49, and $1.48 per share for each quarter in 2023, 2022 and 2021, respectively, which resulted in total year declared and paid dividends of $6.00, $5.96, and $5.92 per share, respectively.
The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component:

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020, net of tax:	$(1,450)	$(6,098)	$(173)	$(7,721)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(428)	1,223	108	903
Amounts reclassified out	—	658	47	705
Total other comprehensive income (loss), before tax	(428)	1,881	155	1,608
Tax effect (1)	(65)	(536)	(36)	(637)
Total other comprehensive income (loss), net of tax	(493)	1,345	119	971
Balance at December 31, 2021, net of tax:	(1,943)	(4,753)	(54)	(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(850)	866	159	175
Amounts reclassified out	—	458	(98)	360
Total other comprehensive income (loss), before tax	(850)	1,324	61	535
Tax effect (1)	(35)	(409)	(14)	(458)
Total other comprehensive income (loss), net of tax	(885)	915	47	77
Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	277	(763)	81	(405)
Amounts reclassified out	54	252	(143)	163
Total other comprehensive income (loss), before tax	331	(511)	(62)	(242)
Tax effect (1)	(9)	131	15	137
Total other comprehensive income (loss), net of tax	322	(380)	(47)	(105)
Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
(1) Includes tax expense (benefit) reclassified out of AOCI related to the following:

(millions)	2023	2022	2021
Defined benefit pension and postretirement plans adjustment	(60)	$(108)	$(160)
Cash flow hedging instruments, unrealized gain/loss	33	23	(11)
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income (loss) include:
•Cumulative translation adjustment: amounts were reclassified into selling, general and administrative expense. In 2023, this was associated with the Russia exit (see Note 17) and other country exits as part of streamlining 3M’s geographic footprint (see Note 5).
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 14).
•Cash flow hedging instruments, unrealized gain (loss): foreign currency forward/option contacts amounts were reclassified into cost of sales; interest rate contract amounts were reclassified into interest expense (see Note 16).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

NOTE 9. Supplemental Cash Flow Information

(Millions)	2023	2022	2021
Cash income tax payments, net of refunds	$1,384	$1,320	$1,695
Cash interest payments	520	440	472
Cash interest payments include interest paid on debt and finance lease balances. Cash interest payments exclude cash paid for early debt extinguishment costs.
Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately.
NOTE 10. Income Taxes
Income (loss) before income taxes consisted of the following:

(Millions)	2023	2022	2021
United States	$(12,091)	$3,861	$3,716
International	2,403	2,531	3,488
Total	$(9,688)	$6,392	$7,204
Provision (benefit) for income taxes consisted of the following:

(Millions)	2023	2022	2021
Currently payable
Federal	$376	$606	$756
State	78	76	104
International	679	621	597
Deferred
Federal	(3,074)	(612)	(219)
State	(504)	(76)	(25)
International	(246)	(2)	72
Total	$(2,691)	$612	$1,285
Components of deferred tax assets and (liabilities) are comprised of the following:

(Millions)	2023	2022
Deferred tax assets:
Accruals not currently deductible
Employee benefit costs	$235	$232
Product and other claims	3,989	610
Miscellaneous accruals	160	117
Stock-based compensation	275	259
Advanced payments	76	173
Net operating/capital loss/state tax credit carryforwards	147	120
Foreign tax credits	164	112
Research and experimentation capitalization	657	418
Lease liabilities	192	210
Other	157	102
Gross deferred tax assets	6,052	2,353
Valuation allowance	(706)	(115)
Total deferred tax assets	5,346	2,238

Deferred tax liabilities:
Accelerated depreciation	(535)	(586)
Intangible assets	(226)	(901)
Right-of-use asset	(194)	(210)
Other	—	(141)
Total deferred tax liabilities	(955)	(1,838)

Net deferred tax assets	$4,391	$400

As displayed in the table above, as of December 31, 2023, the Company has provided $706 million of valuation allowance against certain of these deferred tax assets based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.
The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. At December 31, 2023, 3M’s deferred tax assets, a component of other assets on the consolidated balance sheet, also included a balance of approximately $3.6 billion as a result of the 2023 pre-tax charges related to the PWS Settlement and the CAE Settlement (both discussed in Note 18). See Note 7 “Supplemental Balance Sheet Information” for further details.
As of December 31, 2023, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $167 million), state (approximately $78 million), and international (approximately $65 million), with all amounts before limitation impacts and valuation allowances. Federal tax attribute carryovers will expire after one to ten years, the state after one to eleven years, and the international after one year to an indefinite carryover period.
A reconciliation of the U.S. federal statutory income tax rate to 3M's worldwide effective income tax rate is provided below:
Note: A positive rate reconciliation percent for the year ended 2023 is a tax benefit on a pretax loss.

	2023	2022	2021
Statutory U.S. tax rate	21.0%	21.0%	21.0%
Food Safety divestiture		(8.4)	—
State income taxes - net of federal benefit	3.5	—	0.9
International income taxes - net	0.7	(0.4)	(1.2)
Global Intangible Low Taxed Income (GILTI)	(0.4)	0.7	0.7
Foreign Derived Intangible Income (FDII)	1.1	(2.3)	(3.1)
U.S. research and development credit	0.6	(1.0)	(0.7)
Reserves for tax contingencies	0.5	—	0.6
Employee share-based payments		(0.2)	(0.6)
All other - net	0.8	0.2	0.2
Effective worldwide tax rate	27.8%	9.6%	17.8%
The effective tax rates for 2023, 2022, and 2021 were 27.8 percent on a pre-tax loss, 9.6 percent on pre-tax income and 17.8 percent on pre-tax income, respectively. The primary factors that impacted the 2023 rate were the charges related to the PWS Settlement and the CAE Settlement (as discussed in Note 18). The primary factors that impacted the 2022 rate were the charges related to steps toward resolving Combat Arms Earplugs litigation (as discussed in Note 18) and the tax efficient structure associated with the split-off of the Food Safety business (as discussed in Note 3).
The 2017 Tax Cuts and Jobs Act (TCJA) involved a transition tax that is payable over eight years beginning in 2018. As of December 31, 2023 and December 31, 2022, 3M reflected $218 million and $380 million, respectively, in long term income taxes payable. As of December 31, 2023 and December 31, 2022, 3M reflected $189 million and $126 million, respectively, payable within one year associated with the transition tax.
The IRS completed its field examination of the Company’s U.S. federal income tax returns through 2018, but the years 2005 through 2018 have not closed as the Company is in the process of resolving issues identified during those examinations. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years ended 2019 and 2020. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of December 31, 2023, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.
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

The Company recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

(Millions)	2023	2022	2021
Gross UTB Balance at January 1	$927	$1,071	$1,113

Additions based on tax positions related to the current year	11	115	91
Additions for tax positions of prior years	63	36	22
Reductions for tax positions of prior years	(53)	(138)	(60)
Settlements	(34)	(118)	(57)
Reductions due to lapse of applicable statute of limitations	(114)	(39)	(38)

Gross UTB Balance at December 31	$800	$927	$1,071
The total amount of net UTB, if recognized, would affect the effective tax rate by $884 million as of December 31, 2023. The ending net UTB results from adjusting the gross balance for deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $76 million of expense, $1 million of expense, and $14 million of expense in 2023, 2022, and 2021, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured unrecognized tax benefit accruals. At December 31, 2023, and December 31, 2022, accrued interest and penalties in the consolidated balance sheet on a gross basis were $188 million and $116 million, respectively. Included in these interest and penalty amounts are interest and penalties related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
As a result of certain employment commitments and capital investments made by 3M, income from certain foreign operations in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: China (2025), Switzerland (2026), Brazil (2029) and Singapore (2032). The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $112 million (20 cents per diluted share) in 2023, $170 million (30 cents per diluted share) in 2022, and $204 million (36 cents per diluted share) in 2021.
As of December 31, 2023, the Company has approximately $16.1 billion of undistributed earnings in its foreign subsidiaries. Approximately $7.8 billion of these earnings are no longer considered permanently reinvested. The incremental tax cost to repatriate these earnings to the US is immaterial. The Company has not provided deferred taxes on approximately $8.3 billion of undistributed earnings from non-U.S. subsidiaries as of December 31, 2023 which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

NOTE 11. Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans during the years 2023, 2022 and 2021 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (36.1 million average shares for 2023, 30.3 million average shares for 2022, and 7.8 million average shares for 2021). In periods of net losses, these anti-dilutive effects include all weighted average awards outstanding and weighted average shares outstanding is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings per share follow:

(Amounts in millions, except per share amounts)	2023	2022	2021
Numerator:
Net income (loss) attributable to 3M	$(6,995)	$5,777	$5,921

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	553.9	566.0	579.0
Dilution associated with stock-based compensation plans	—	1.6	6.3
Denominator for weighted average 3M common shares outstanding – diluted	553.9	567.6	585.3

Earnings (loss) per share attributable to 3M common shareholders — basic	$(12.63)	$10.21	$10.23
Earnings (loss) per share attributable to 3M common shareholders — diluted	$(12.63)	$10.18	$10.12
NOTE 12. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	2023	2022
Commercial paper	$—	$213
Certificates of deposit/time deposits	49	21
U.S. municipal securities	4	4
Current marketable securities	53	238

U.S. municipal securities	20	23
Non-current marketable securities	20	23

Total marketable securities	$73	$261
At December 31, 2023 and December 31, 2022, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at December 31, 2023 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$53
Due after one year through five years	11
Due after five years through ten years	9
Total marketable securities	$73

NOTE 13. Long-Term Debt and Short-Term Borrowings
The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2023. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:
Long-Term Debt:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description / 2023 Principal Amount				2023	2022
Registered note (repaid in 2023)	USD Fixed	—%	2023	$—	$500
Medium-term note (repaid in 2023)	USD Fixed	—%	2023	—	650
Medium-term note (repaid in 2023)	EUR Fixed	—%	2023	—	639
Medium-term note ($300 million)	USD Fixed	3.30%	2024	300	300
Medium-term note ($500 million)	USD Fixed	2.98%	2024	500	501
Medium-term note ($300 million)	USD Floating	5.96%	2024	300	300
Registered note ($750 million)	USD Fixed	2.12%	2025	748	747
Registered note ($500 million)	USD Fixed	2.67%	2025	499	499
Medium-term note ($550 million)	USD Fixed	3.04%	2025	549	549
Medium-term note ($650 million)	USD Fixed	2.37%	2026	647	646
Medium-term note (€750 million)	EUR Fixed	1.65%	2026	821	792
Floating rate note ($19 million)	USD Floating	5.22%	2027	18	18
Medium-term note ($850 million)	USD Fixed	2.95%	2027	846	845
30-year debenture ($220 million)	USD Fixed	6.44%	2028	223	223
Floating rate note ($150 million)	USD Floating	8.08%	2028	131	129
Floating rate note ($150 million)	USD Floating	8.03%	2028	132	129
Floating rate note ($250 million)	USD Floating	7.62%	2028	216	211
Floating rate note ($150 million)	USD Floating	7.57%	2028	130	127
Floating rate note ($100 million)	USD Floating	7.66%	2028	86	84
Medium-term note ($300 million)	USD Fixed	3.62%	2028	598	598
Medium-term note ($800 million)	USD Fixed	3.38%	2029	798	797
Registered note ($1 billion)	USD Fixed	2.50%	2029	991	989
Registered note ($600 million)	USD Fixed	3.09%	2030	597	596
Medium-term note (€500 million)	EUR Fixed	1.90%	2030	546	526
Medium-term note (€500 million)	EUR Fixed	1.54%	2031	549	530
30-year bond ($555 million)	USD Fixed	5.73%	2037	552	552
Floating rate note ($52 million)	USD Floating	5.31%	2040	52	52
Floating rate note ($95 million)	USD Floating	5.31%	2041	94	96
Medium-term note ($325 million)	USD Fixed	4.05%	2044	316	315
Floating rate note ($53 million)	USD Floating	5.31%	2044	53	53
Medium-term note ($500 million)	USD Fixed	3.37%	2046	479	478
Medium-term note ($500 million)	USD Fixed	3.68%	2047	493	492
Medium-term note ($650 million)	USD Fixed	4.07%	2048	639	638
Medium-term note ($500 million)	USD Fixed	3.78%	2048	504	504
Registered note ($500 million)	USD Fixed	3.37%	2049	486	486
Registered note ($350 million)	USD Fixed	3.72%	2050	346	346
Other borrowings	Various	0.11%	2024-2029	1	2
Total long-term debt				14,240	15,939
Less: current portion of long-term debt				1,152	1,938
Long-term debt (excluding current portion)				$13,088	$14,001

Post-Swap Borrowing (Long-Term Debt, Including Current Portion):

	2023		2022
(Millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Fixed-rate debt	$13,027	3.09%	$14,738	2.93%
Floating-rate debt	1,213	6.88%	1,201	5.70%
Total long-term debt, including current portion	$14,240		$15,939
Short-Term Borrowings and Current Portion of Long-Term Debt:

	Effective Interest Rate	Carrying Value
(Millions)		2023	2022
Current portion of long-term debt	3.94%	$1,152	$1,938
U.S. dollar commercial paper	5.65%	1,795	—
Total short-term borrowings and current portion of long-term debt		$2,947	$1,938
Other short-term borrowings primarily consisted of bank borrowings by international subsidiaries.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of December 31, 2023. The maturities of long-term debt for the periods subsequent to December 31, 2023 are as follows (in millions):

2024	2025	2026	2027	2028	After 2028	Total
$1,152	$1,867	$1,563	$846	$818	$7,994	$14,240
As a result of put provisions associated with certain debt instruments, long-term debt payments due in 2024 include floating rate notes totaling $53 million (classified as current portion of long-term debt).
Credit Facilities: In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at December 31, 2023. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2023, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
Other Credit Facilities: The Company also had an additional $355 million in stand-alone letters of credit and bank guarantees issued and outstanding at December 31, 2023. These instruments are utilized in connection with normal business activities.
Long-Term Debt Issuances and Fixed-to-Floating Interest Rate Swaps: During 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an original interest rate based on a three-month LIBOR index, which has since been amended to a rate based on a SOFR index.
Long-Term Debt Maturities and Extinguishments: In 2023, 3M repaid $500 million aggregate principal amount of fixed-rate registered notes that matured, $650 million aggregate principal amount of fixed-rate medium-term notes that matured and 600 million euros aggregate principal amount of fixed-rate medium-term notes that matured.
In 2022, 3M repaid 500 million euros aggregate principal amount of fixed-rate medium-term notes that matured and $600 million aggregate principal amount of fixed-rate medium-term notes that matured.
In 2021, 3M repaid 600 million euros aggregate principal amount of Eurobonds that matured and redeemed $450 million principal amount of 2.75% notes due 2022 via a make-whole-call offer.

Floating Rate Notes: At various times, 3M has issued floating rate notes containing put provisions. 3M would be required to repurchase these securities at various prices ranging from 99 percent to 100 percent of par value according to the reduction schedules for each security. In December 2004, 3M issued a forty-year $60 million floating rate note, with a rate based on a floating LIBOR index (noting contracts have been modified to apply a new reference rate where applicable). Under the terms of this floating rate note due in 2044, holders have an annual put feature at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040 and 2041, holders have put options that commence ten years from the date of issuance and each third anniversary thereafter until final maturity at prices ranging from 99 percent to 100 percent of par value. For the periods presented, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.
NOTE 14. Pension and Postretirement Benefit Plans
3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 98 defined benefit plans in 28 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, the Company committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. The Company also provides certain postretirement health care and life insurance benefits for its U.S. employees who reach retirement age while employed by the Company and were employed by the Company prior to January 1, 2016. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.
The Company has made deposits for its defined benefit plans with independent trustees. Trust funds and deposits with insurance companies are maintained to provide pension benefits to plan participants and their beneficiaries. There are no plan assets in the non-qualified plan due to its nature. For its U.S. postretirement health care benefit plan, the Company has set aside amounts at least equal to annual benefit payments with an independent trustee.
The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation are matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to employees’ elections. Employer contributions to the U.S. defined contribution plans were $241 million, $241 million and $231 million for 2023, 2022 and 2021, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans were $108 million, $108 million and $117 million for 2023, 2022 and 2021, respectively.
The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated to less than $25 million as of December 31, 2023 and 2022.

	Qualified and Non-Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2023	2022	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$13,505	$18,104	$5,072	$7,942	$1,797	$2,281
Acquisitions/Transfers	—	—	—	—	—	—
Service cost	171	256	76	128	27	42
Interest cost	662	417	225	125	87	52
Participant contributions	—	—	9	7	—	—
Foreign exchange rate changes	—	—	208	(567)	10	1
Plan amendments	—	—	(1)	8	—	—
Actuarial (gain) loss	779	(3,777)	298	(2,240)	124	(458)
Benefit payments	(1,504)	(1,495)	(258)	(266)	(142)	(115)
Settlements, curtailments, special termination benefits and other	(115)	—	(58)	(65)	(6)	(6)
Benefit obligation at end of year	$13,498	$13,505	$5,571	$5,072	$1,897	$1,797
Change in plan assets
Fair value of plan assets at beginning of year	12,648	16,953	5,891	8,016	1,017	1,353
Acquisitions/Transfers	—	—	—	—	—	—
Actual return on plan assets	1,144	(2,875)	426	(1,286)	102	(218)
Company contributions	60	65	82	90	9	3
Participant contributions	—	—	9	7	—	—
Foreign exchange rate changes	—	—	241	(602)	—	—
Benefit payments	(1,504)	(1,495)	(258)	(266)	(142)	(115)
Settlements, curtailments, special termination benefits and other	—	—	(50)	(68)	(6)	(6)
Fair value of plan assets at end of year	$12,348	$12,648	$6,341	$5,891	$980	$1,017
Funded status at end of year	$(1,150)	$(857)	$770	$819	$(917)	$(780)

Amounts recognized in the Consolidated Balance Sheet as of December 31, (Millions)	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Non-current assets	$—	$—	$1,253	$1,225	$—	$—
Accrued benefit cost
Current liabilities	(52)	(52)	(12)	(14)	(15)	(11)
Non-current liabilities	(1,098)	(805)	(471)	(392)	(902)	(769)
Ending balance	$(1,150)	$(857)	$770	$819	$(917)	$(780)

Amounts recognized in accumulated other comprehensive income as of December 31, (Millions)	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
	2023	2022	2023	2022	2023	2022
Net transition obligation (asset)	$—	$—	$3	$4	$—	$—
Net actuarial loss (gain)	4,809	4,616	316	157	423	332
Prior service cost (credit)	(17)	(56)	9	10	(135)	(166)
Ending balance	$4,792	$4,560	$328	$171	$288	$166
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

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2023	2022	2023	2022
Accumulated benefit obligation	$13,073	$12,967	$5,275	$4,814
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$13,073	$402	$1,145	$775
Fair value of plan assets	12,348	—	761	427
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	$13,498	$13,505	$1,272	$851
Fair value of plan assets	12,348	12,648	793	442
Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income:
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

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
(Millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net periodic benefit cost (benefit)
Operating expense
Service cost	$171	$256	$286	$76	$128	$164	$27	$42	$53
Non-operating expense
Interest cost	662	417	360	225	125	98	87	52	43
Expected return on plan assets	(974)	(963)	(1,055)	(307)	(271)	(326)	(77)	(72)	(78)
Amortization of transition asset	—	—	—	2	2	2	—	—	—
Amortization of prior service benefit	(24)	(24)	(24)	2	—	(3)	(31)	(31)	(33)
Amortization of net actuarial loss	292	424	529	7	29	104	9	40	56
Settlements, curtailments, special termination benefits and other	(5)	12	24	3	10	3	—	2	3
Total non-operating expense (benefit)	(49)	(134)	(166)	(68)	(105)	(122)	(12)	(9)	(9)
Total net periodic benefit cost (benefit)	$122	$122	$120	$8	$23	$42	$15	$33	$44
Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	$—	$—	$—	$(2)	$(2)	$(2)	$—	$—	$—
Prior service cost (benefit)	—	—	—	(1)	8	1	—	—	—
Amortization of prior service benefit	24	24	24	(2)	—	3	31	31	33
Net actuarial (gain) loss	495	61	(614)	166	(689)	(434)	100	(166)	(104)
Amortization of net actuarial loss	(292)	(424)	(529)	(7)	(29)	(104)	(9)	(40)	(56)
Foreign currency	—	—	—	3	(82)	(71)	—	2	(1)
Settlements, curtailments, special termination benefits and other	5	(12)	(23)	—	(4)	(1)	—	(2)	(3)
Total recognized in other comprehensive (income) loss	$232	$(351)	$(1,142)	$157	$(798)	$(608)	$122	$(175)	$(131)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$354	$(229)	$(1,022)	$165	$(775)	$(566)	$137	$(142)	$(87)
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31:

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	4.98%	5.18%	2.89%	3.99%	4.39%	1.80%	5.06%	5.25%	2.88%
Compensation rate increase	3.77%	3.37%	3.21%	2.88%	2.86%	2.86%	N/A	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate - service cost	5.26%	3.10%	2.81%	4.06%	1.64%	1.23%	5.39%	3.11%	3.21%
Discount rate - interest cost	5.11%	2.38%	1.92%	4.39%	1.62%	1.13%	5.25%	2.59%	2.20%
Expected return on assets	7.50%	6.00%	6.50%	4.61%	3.86%	4.36%	7.58%	5.77%	6.15%
Compensation rate increase	3.37%	3.21%	3.21%	2.86%	2.86%	2.88%	N/A	N/A	N/A
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
The Company determines the discount rate used to measure plan liabilities as of the December 31 measurement date for the pension and postretirement benefit plans, which is also the date used for the related annual measurement assumptions. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 4.98% for the U.S. pension plans and 5.06% for the postretirement benefit plans as of December 31, 2023, which is a decrease of 0.20 percentage points and a decrease 0.19 percentage points, respectively, from the rates used as of December 31, 2022. A decrease in the discount rate increases the Projected Benefit Obligation (PBO), the decrease in the discount rate as of December 31, 2023 resulted in an approximately $0.2 billion increase in benefit obligation for the U.S. pension and postretirement plans.
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
For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.50% in 2023. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2023, the Company’s 2024 expected long-term rate of return on U.S. plan assets is 7.75%. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2023 expected long-term rate of return is based on an asset allocation assumption of 11% global equities, 13% private equities, 63% fixed-income securities, and 13% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2023 was 10.4%. In 2022 the plan earned a rate of return of -17.4% and in 2021 earned a return of 6.7%. The average annual actual return on the plan assets over the past 10 and 25 years has been 7.1% and 8.0%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.
In 2021 the Company updated the mortality improvement scales to the Society of Actuaries Scale MP- 2021. The December 31, 2021 update resulted in an immaterial increase to the U.S. pension PBO and U.S. accumulated postretirement benefit obligations. The Society of Actuaries did not release an update to the Scale MP-2021 in 2022 or 2023. For the December 31, 2023 annual valuation, the Company updated the plans' mortality assumption to use the Pri-2012 Mortality Table with White Collar Adjustment. The December 31, 2023 update resulted in an approximate $450 million increase to the U.S. pension PBO and U.S. accumulated postretirement benefit obligations.
During 2023, the Company contributed $143 million to its U.S. and international pension plans and $9 million to its postretirement plans. During 2022, the Company contributed $155 million to its U.S. and international pension plans and $3 million to its postretirement plans. In 2024, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2024. Future contributions will depend on market conditions, interest rates and other factors.

Future Pension and Postretirement Benefit Payments: The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
(Millions)	United States	International
2024 Benefit Payments	$1,104	$277	$144
2025 Benefit Payments	1,105	287	155
2026 Benefit Payments	1,096	297	158
2027 Benefit Payments	1,088	311	160
2028 Benefit Payments	1,078	320	162
Next five years	5,064	1,654	745
Plan Asset Management: 3M’s investment strategy for its pension and postretirement plans is to manage the funds on a going-concern basis. The primary goal of the trust funds is to meet the obligations as required. The secondary goal is to earn the highest rate of return possible, without jeopardizing its primary goal, and without subjecting the Company to an undue amount of contribution risk. Fund returns are used to help finance present and future obligations to the extent possible within actuarially determined funding limits and tax-determined asset limits, thus reducing the potential need for additional contributions from 3M. The investment strategy has used long duration cash bonds and derivative instruments to offset a significant portion of the interest rate sensitivity of U.S. pension liabilities.
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
U.S. Pension Plans and Postretirement Benefit Plan Assets: In order to achieve the investment objectives in the U.S. pension plans and U.S. postretirement benefit plans, the investment policies include a target strategic asset allocation. The investment policies allow some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolios will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans. Approximately 83% of the postretirement benefit plan assets are in a 401(h) account. The 401(h) account assets are in the same trust as the primary U.S. pension plan and invested with the same investment objectives as the primary U.S. pension plan.

The fair values of the assets held by the U.S. pension and postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Investments Measured at Net Asset Value*		Fair Value at December 31,
	Level 1		Level 2		Level 3
Asset Class (Millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
U.S. Pension Plans
Equities	$1,246	$871	$—	$—	$—	$—	$174	$271	$1,420	$1,142
Fixed income	1,153	1,354	6,428	5,803	—	—	16	91	7,597	7,248
Private equity	—	—	—	—	—	—	1,622	1,700	1,622	1,700
Absolute return	1	1	83	85	—	—	1,314	1,794	1,398	1,880
Cash and cash equivalents	7	8	—	21	—	—	741	789	748	818
Total	$2,407	$2,234	$6,511	$5,909	$—	$—	$3,867	$4,645	$12,785	$12,788
Other items to reconcile to fair value of plan assets									(437)	(140)
Fair value of plan assets									$12,348	$12,648

Postretirement Benefit Plans
Equities	$118	$168	$—	$—	$—	$—	$11	$16	$129	$184
Fixed income	92	96	503	461	—	—	1	5	596	562
Private equity	—	—	—	—	—	—	108	99	108	99
Absolute return	—	—	5	5	—	—	87	105	92	110
Cash and cash equivalents	35	21	—	1	—	—	49	46	84	68
Total	$245	$285	$508	$467	$—	$—	$256	$271	$1,009	$1,023
Other items to reconcile to fair value of plan assets									(29)	(6)
Fair value of plan assets									$980	$1,017
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
Fixed income includes U.S. government and government agencies, corporate bonds and notes, asset backed securities, collateralized mortgage obligations, private placements and derivative investments. U.S. government and government agency bonds and notes are valued at the closing price reported in the active market in which the individual security is traded. Corporate bonds and notes, asset backed securities and collateralized mortgage obligations are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks. Private placements are valued by the custodian using recognized pricing services and sources. Derivative instruments such as credit default swaps, interest rate swaps are valued by the custodian using closing market swap curves and market derived inputs. Futures are valued at the closing price reported in active market in which the derivative is traded.
The private equity portfolio consists of partnership interests valued at NAV as described above.
Absolute return consists primarily of partnership interests in hedge funds, hedge fund of funds or other private fund vehicles. The hedge funds are valued at NAV as described above. The private fund vehicles consist primarily of corporate debt instruments that are valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risk ratings.
Other items to reconcile to fair value of plan assets include, interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.
There were no level 3 assets in the fair values of the U.S. pension and postretirement plans assets for the periods ended December 31, 2023 and 2022.

International Pension Plans Assets: Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 84 defined benefit plans in over 27 countries; however, there is significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. The Company provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.
Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.
The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Investments Measured at Net Asset Value*		Fair Value at December 31,
	Level 1		Level 2		Level 3
Asset Class (Millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Equities	$226	$288	$513	$252	$1	$2	$45	$1	$785	$543
Fixed income	148	134	3,501	3,542	2	4	719	623	4,370	4,303
Private equity	—	2	58	50	2	2	361	384	421	438
Absolute return	10	8	1	1	583	439	189	259	783	707
Cash and cash equivalents	106	122	76	51	—	—	1	2	183	175
Total	$490	$554	$4,149	$3,896	$588	$447	$1,315	$1,269	$6,542	$6,166
Other items to reconcile to fair value of plan assets									(201)	(275)
Fair value of plan assets									$6,341	$5,891
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
Fixed Income investments include domestic and foreign government, and corporate debt securities. The debt securities are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.
Private equity funds consist of partnership interests in a variety of funds which are valued at NAV as described above. Real estate consists of property funds and REITS (Real Estate Investment Trusts). REITS are valued at NAV with published prices provided by the custodians.
Absolute return consists primarily of private partnership interests in hedge funds, insurance contracts and derivative instruments. Partnerships and hedge funds are valued at NAV as described above. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of various swaps and bond futures that are used to help manage risks and are valued by the custodian using closing market swap curves and market derived input
Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable.
The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class. In 2023 the aggregate of net purchases and net unrealized gains and losses increased this balance by $138 million and the change in currency exchange rates increased this balance by $6 million for a net increase of $144 million. In 2022 the aggregate net purchases and net unrealized gains decreased this balance by $24 million and the change in currency exchange rates decreased the balance by $42 million for a net decrease to this balance of $66 million.

NOTE 15. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of December 31, 2023 and December 31, 2022 were approximately $270 million and $260 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
NOTE 16. Derivatives
The Company uses interest rate swaps and foreign exchange forward and option contracts to manage risks generally associated with interest rate and foreign exchange rate fluctuations. The information that follows explains the various types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, how such instruments are accounted for, and how such instruments impact 3M’s financial position and performance.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 8.
•Fair value of derivative instruments is included in Note 17.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are also described in Note 13.
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
As of December 31, 2023, the Company had a balance of $54 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $87 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of December 31, 2023 of the total after-tax net unrealized balance as of December 31, 2023, 3M expects to reclassify approximately $26 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).

The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
(Millions)	2023	2022	2021
Foreign currency forward/option contracts	$81	$159	$108
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
During 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an original interest rate based on a three-month LIBOR index, which has since been amended to a rate based on a SOFR index.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
Location on the Consolidated Balance Sheet (Millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term debt	$918	$903	$(84)	$(98)
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
At December 31, 2023, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2024 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
(Millions)	2023	2022	2021
Foreign currency denominated debt	$(86)	$162	$296
Foreign currency forward contracts	(5)	10	8
Total	$(91)	$172	$304

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
Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments: The location in the consolidated statement of income (loss) and pre-tax amounts recognized in income related to derivative instruments designated in cash flow or fair value hedging relationships and for derivatives not designated as hedging instruments are as follows:

	Location and Amount of Gain (Loss) Recognized in Income (Loss)
	Cost of sales			Other expense (income), net
(Millions)	2023	2022	2021	2023	2022	2021
Information regarding cash flow and fair value hedging relationships:
Total amounts of income and expense line items presented in the consolidated statement of income (loss) in which the effects of derivatives are recorded	$18,477	$19,232	$18,795	$560	$147	$165
Gain or (loss) on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	152	107	(38)	—	—	—
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	—	—	—	(9)	(9)	(9)
Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	—	(15)	94	16
Derivatives designated as hedging instruments	—	—	—	15	(94)	(16)

Information regarding derivatives not designated as hedging instruments:
Gain or (loss) on derivatives not designated as instruments:
Foreign currency forward/option contracts	(9)	(76)	5	21	45	(11)
Location, Fair Value, and Gross Notional Amounts of Derivative Instruments: The following tables summarize the fair value of 3M’s derivative instruments, excluding nonderivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps, which are presented using the inception date’s foreign exchange rate.

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	December 31,			December 31,			December 31,
	2023	2022		2023	2022		2023	2022
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$2,109	$2,368	Other current assets	$68	$89	Other current liabilities	$27	$27
Foreign currency forward/option contracts	342	835	Other assets	11	55	Other liabilities	5	9
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	88	102
Total derivatives designated as hedging instruments				79	144		120	138

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	1,023	2,816	Other current assets	5	73	Other current liabilities	7	4
Total derivatives not designated as hedging instruments				5	73		7	4

Total derivative instruments				$84	$217		$127	$142

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
3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the 3M entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. For the periods presented, 3M has not received cash collateral from derivative counterparties.
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
(Millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives subject to master netting agreements	$84	$217	$30	$40	$54	$177
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
(Millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives subject to master netting agreements	$127	$142	$30	$40	$97	$102
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax loss by approximately $40 million in 2023, increased pre-tax income by approximately $127 million in 2022, and decreased pre-tax income by approximately $105 million in 2021. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
NOTE 17. Fair Value Measurements
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis: For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities and certain derivative instruments. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2023 and 2022.
3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.
•Available-for-sale marketable securities — except certain U.S. municipal securities: Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 12.
•Available-for-sale marketable securities —certain U.S. municipal securities only: 3M holds municipal securities with several cities in the United States as of December 31, 2023. Due to the nature of these securities, the valuation method references the carrying value of the corresponding finance lease obligation, and as such, will be classified as level 3 securities separately.

•Derivative instruments: The Company’s derivative assets and liabilities within the scope of ASC 815, Derivatives and Hedging, are required to be recorded at fair value. The Company’s derivatives that are recorded at fair value include foreign currency forward and option contracts, interest rate swaps, and net investment hedges where the hedging instrument is recorded at fair value. Net investment hedges that use foreign currency denominated debt to hedge 3M’s net investment are not impacted by the fair value measurement standard under ASC 820, as the debt used as the hedging instrument is marked to a value with respect to changes in spot foreign currency exchange rates and not with respect to other factors that may impact fair value.
3M has determined that foreign currency forward and option contracts and interest rate swaps will be considered level 2 measurements. 3M uses inputs other than quoted prices that are observable for the asset. These inputs include foreign currency exchange rates, volatilities, and interest rates. Derivative positions are primarily valued using standard calculations/models that use as their basis readily observable market parameters. Industry standard data providers are 3M’s primary source for forward and spot rate information for both interest rates and currency rates, with resulting valuations periodically validated through third-party or counterparty quotes and a net present value stream of cash flows model.
The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 .

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	2023	2022	2023	2022	2023	2022	2023	2022
Assets:
Available-for-sale:
Marketable securities:
Commercial paper	$—	$213	$—	$—	$—	$213	$—	$—
Certificates of deposit/time deposits	49	21	—	—	49	21	—	—
U.S. municipal securities	24	27	—	—	—	—	24	27
Derivative instruments — assets:
Foreign currency forward/option contracts	84	217	—	—	84	217	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	39	40	—	—	39	40	—	—
Interest rate contracts	88	102	—	—	88	102	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 14.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the periods presented except as described below.
In 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries. As a result, 3M recorded a pre-tax charge of $109 million, primarily within selling, general and administrative expense related to recording this held-for-sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that would be eliminated upon sale was included and contributed to the impairment charge. As of December 31, 2022 the amounts of major assets and liabilities of this held-for-sale disposal group primarily included approximately $50 million within other current liabilities that largely represented a reserve against the balance of cumulative translation adjustment. In 2023, 3M closed on the sale of these subsidiaries, resulting in an immaterial gain after reversing this reserve while reclassifying the balance of cumulative translation adjustment into earnings.

Additionally, in 2022, 3M committed to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing by the end of 2025. As a result, 3M recorded a pre-tax charge of $0.8 billion in 2022, related to impairment of long-lived and indefinite-lived assets ($0.5 billion — primarily associated with property, plant, and equipment) and impairment of goodwill ($0.3 billion). These charges were reflected within selling, general and administrative expense and goodwill impairment expense, respectively. The plan affects each of the Electronics Materials Solutions Division and Advanced Materials Division asset groupings/reporting units (both part of the Transportation and Electronics business) with impairment resulting for the Advanced Materials Division. Underlying fair values were determined primarily using discounted cash flow models based on assumptions of projected sales, EBITDA margins, capital expenditures, discount rates and other applicable items. Significant unobservable inputs used to estimate the fair values of the asset groupings included discount rates, which were 11% to 12%.
Fair Value of Financial Instruments:The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, in addition to certain derivative instruments, are recorded at fair values as indicated in the preceding disclosures. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2023		December 31, 2022
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$13,088	$11,859	$14,001	$12,484
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
NOTE 18. Commitments and Contingencies
Warranties/Guarantees:3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $55 million at December 31, 2023, and $48 million at December 31, 2022. Further information on product warranties is not disclosed, as the Company considers the balance immaterial to its consolidated results of operations and financial condition. 3M guarantees of loans with third parties and other guarantee arrangements are not material.
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
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings: Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are otherwise subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company's ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.

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
Process for Disclosure and Recording of Insurance Receivables Related to Legal Proceedings: The Company estimates insurance receivables based on an analysis of the terms of its numerous policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage, and records an amount it has concluded is recognizable and expects to receive in light of the loss recovery and/or gain contingency models under ASC 450, ASC 610-30, and related guidance. For those insured legal proceedings where the Company has recorded an accrued liability in its financial statements, the Company also records receivables for the amount of insurance that it concludes as recognizable from the Company’s insurance program. For those insured matters where the Company has not recorded an accrued liability because the liability is not probable or the amount of the liability is not estimable, or both, but where the Company has incurred an expense in defending itself, the Company records receivables for the amount of insurance that it concludes as recognizable for the expense incurred.
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation: As of December 31, 2023, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,042 individual claimants, compared to approximately 4,028 individual claimants with actions pending December 31, 2022.
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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that the filing of claims in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in sixteen of the seventeen cases tried to a jury (including the lawsuits described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. In 2019, the Company settled a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above, and the appeal was dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff appealed the verdict. In May 2022, the First Division intermediate appellate court in Washington affirmed in part and reversed in part 3M’s trial victory, concluding that the trial court misapplied Washington law in instructing the jury about factual causation. The Washington Supreme Court declined to review the matter. More recently, in November 2023, a jury in Hawaii delivered a complete defense verdict in favor of 3M, concluding that 3M’s 8710 respirator was not a cause of plaintiff’s mesothelioma.
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. In the second half of 2020 and into 2021, the Company experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust; that increase represents a substantial majority of the growth in case numbers referred to above. The rate of coal mine dust-related case filings decelerated in 2022 and, in 2023, continued to stay significantly lower than in 2021. 3M moved two cases involving over 400 plaintiffs to federal court based on, among others, the Class Action Fairness Act. The federal district court remanded the cases to state court. In March 2023, the Sixth Circuit Court of Appeals granted 3M's petition to review the remand order, and in April 2023 reversed the district court's remand order; accordingly, those cases will remain in federal court.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in 2023 for respirator mask/asbestos liabilities by $57 million. In 2023, the Company made payments for legal defense costs and settlements of $88 million related to the respirator mask/asbestos litigation. As of December 31, 2023, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $574 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of December 31, 2023, the Company had an immaterial receivable for insurance recoveries related to the respirator mask/asbestos litigation. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
Respirator Mask/Asbestos Litigation — Aearo Technologies: On April 1, 2008, a subsidiary of the Company acquired the stock of Aearo Holding Corp., the parent of Aearo Technologies (“Aearo”). Aearo manufactured and sold various products, including personal protection equipment, such as eye, ear, head, face, fall and certain respiratory protection products. Aearo and/or other companies that previously owned and operated Aearo’s respirator business (American Optical Corporation, Warner-Lambert LLC, AO Corp. and Cabot Corporation (“Cabot”)) are named defendants, with multiple co-defendants, including the Company, in numerous lawsuits in various courts in which plaintiffs allege use of mask and respirator products and seek damages from Aearo and other defendants for alleged personal injury from workplace exposures to asbestos, silica-related, coal mine dust, or other occupational dusts found in products manufactured by other defendants or generally in the workplace. In July 2022, Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation (including the Aearo respirator mask/asbestos matters). The U.S. Bankruptcy Court had stayed the Aearo respirator mask/asbestos litigation matters during the chapter 11 proceedings. With the June 2023 dismissal of the Aearo bankruptcy that is described in the Product Liability Litigation section below, the stay of respirator mask/asbestos litigation is no longer in effect. For additional information, see the discussion within the section Product Liability Litigation with respect to Aearo Technologies Dual-Ended Combat Arms Earplugs.

During the voluntary chapter 11 proceedings, 3M's accrual relating to the commitments associated with funding that trust included Aearo respirator mask/asbestos matters. However, following the June 2023 dismissal of the Aearo bankruptcy, the Company, through its Aearo subsidiary, had accruals of $62 million as of December 31, 2023 for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995 period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Environmental Matters and Litigation: The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic or hazardous substances, and the handling and disposal of solid and hazardous wastes, which are enforceable by national, state, and local authorities around the world, and many for which private parties in the United States and abroad may have rights of action. These laws and regulations can form the basis of, under certain circumstances, claims for the investigation and remediation of contamination, for capital investment in pollution control equipment, for restoration of and/or compensation for damages to natural resources, and for personal injury and property damages. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury, natural resource, and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.
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

As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their precursor compounds. The Company ceased manufacturing and using the vast majority of those compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of those compounds by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds, including, but not limited to, precursor compounds to PFBS. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward exiting all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M has already eliminated the PFAS use in certain product categories and has made progress across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M but manufactured by companies other than 3M in the Company's supply chains, the Company continues to evaluate the availability of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate whether there may be some circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries and printed circuit boards widely used in commerce across a variety of industries, may continue beyond 2025. In such instances, the Company intends to continue to evaluate the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M, used in current 3M products or generated as byproducts or degradation products from certain 3M production processes. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
Europe
In the European Union, where 3M has PFAS manufacturing facilities in Germany and Belgium, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") and the EU’s Persistent Organic Pollutants ("POPs") Regulation. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluorocarboxylic acids (C9-C14 PFCAs), which are PFAS substances, also went into effect.
With respect to the applicability of the amendment of the EU POPs Regulation to include PFOA, which has been applicable since 2021, Dyneon, a 3M subsidiary that operates the Gendorf facility in Germany, proactively consulted with the relevant German competent authority regarding improvements necessary to meet applicable limits for a recycling process for a critical emulsifier for which small amounts of PFOA are present after recycling as an unintended contaminant. In consultation with German regulatory authorities, to achieve the applicable limits for the use of the emulsifier until the exit of PFAS manufacturing, Dyneon has started to use a method containing a mix of recycled and virgin emulsifier.

In February 2023, the European Chemicals Agency published a proposal to restrict the manufacture, placing on the market and use of PFAS under REACH, subject to certain proposed exceptions. In March 2023, the six-month consultation phase on the PFAS Restriction Proposal started and, in September 2023, the Company submitted comments on the proposal. Depending on the timing, scope and obligations contained in any final restriction, PFAS manufacturers and manufacturers of PFAS-containing products including 3M could incur additional costs and potential exposures, including costs of having to discontinue or modify products, future compliance costs, possible litigation and/or enforcement actions.
Effective January 2023, the EU Food Contaminants Regulation targeting four PFAS (PFOS, PFOA, perfluorononanoic acid ("PFNA"), and PFHxS) in foodstuff (eggs and animal derived meat) prohibits the sale in all member states of foods containing levels of these chemicals exceeding certain regulatory thresholds. As member states implement the regulation, Dyneon, in coordination with local authorities and farmers, has proposed a pilot program of food sampling to determine if any remedial action is necessary. Sampling and further assessment of results is ongoing.
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts per billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries. A majority of Member States have adopted the EU Directive. Some Member States, including Germany, adopted more restrictive limits for certain PFAS substances.
Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant and shared with the competent authority the initial study including soil management concept related to the Chemical Park in which Dyneon and other companies operate their plants.
3M Belgium, a subsidiary of the Company, has been working with the Public Flemish Waste Agency ("OVAM") for several years to investigate and remediate historical PFAS contamination at and near the 3M Belgium facility in Zwijndrecht, Antwerp, Belgium. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. 3M Belgium testified at Flemish parliamentary committee hearings in September and December 2021 on PFAS-related matters. As discussed in greater detail below, the Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. 3M Belgium has cooperated with the authorities with respect to the investigations and information requests and is working with the authorities on an ongoing basis.
Safety measures – wastewater discharge:
As previously disclosed, in August 2021, the Flemish Government served 3M Belgium with a safety measure requiring the capture of certain process wastewaters to prevent their entry into the site wastewater treatment plant. While 3M Belgium appealed the safety measure due to the belief it lacked adequate legal and factual foundation, 3M Belgium promptly implemented the required actions.
In October 2021, the Province of Antwerp unilaterally adopted lower discharge limits for the nine PFAS compounds specifically identified in the water discharge permit for the Zwijndrecht facility and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. 3M Belgium received a new two-year permit in May 2022 which contained strict limits for 24 different PFAS, effective July 1, 2022. 3M Belgium installed additional control systems that it believes allows the system to meet those limits.
During 2022, 3M Belgium identified certain short chain PFAS compounds in the wastewater from the Zwijndrecht facility and shared the results with the Inspectorate. The compounds at issue do not have specific discharge limits in the applicable wastewater discharge permit, however according to Belgian authorities a special condition in the permit prohibits detectable discharge of PFAS compounds that do not have a specific discharge limit in the permit. 3M Belgium disagrees with the Inspectorate’s interpretation of the special condition and the time period during which a permit application needs to be submitted if such compounds are detected. In December 2022, 3M Belgium received an official infraction report from the Flemish Environmental Inspectorate regarding the discharge of certain short chain PFAS compounds in wastewater from the Zwijndrecht facility. Moreover, 3M Belgium instituted a capturing process to reduce or prevent wastewaters containing short chain PFAS identified in the infraction report from entering the treatment system or its discharge. 3M Belgium notified the Inspectorate that complying with the special condition means ceasing the legally required extraction and treatment of contaminated groundwater. The Inspectorate acknowledged this fact but insisted that 3M Belgium continue to extract and treat groundwater. Groundwater treatment continues, and 3M Belgium will continue its efforts to comply with the special condition and to minimize discharge of all PFAS, including the PFAS identified in the infraction report.

In February 2023, 3M Belgium applied for a modification of the water discharge permit to add parameters for certain short chain PFAS. In September 2023, the permitting authority rejected the application to add the additional short chain PFAS to 3M Belgium's discharge permit. 3M Belgium has appealed this decision and is evaluating the potential impact of this action and potential next steps. 3M Belgium cannot at this time predict the outcome of any potential appeal on discharge limits for short chain PFAS and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, will meet any discharge limits imposed with respect to manufacturing at the Zwijndrecht facility.
Safety measure – emissions:
As previously disclosed, in October 2021, the Flemish environmental enforcement agency issued a safety measure prohibiting, with limited exceptions, all emissions of all forms of PFAS from the facility unless specifically approved on a process-by-process basis. 3M Belgium appealed the safety measure to the Belgian Council of State, while also complying with the safety measure by idling the affected production at the facility. The agency subsequently clarified that the safety measure applies to release of PFAS into water, and as such, reviews have been expanded as requested. In mid-2022 Flemish authorities approved the restart of key production processes. 3M Belgium continued to conduct required monitoring and reporting activities. In September 2022, the environmental enforcement agency issued an infraction report alleging that 3M Belgium had not "fully complied" with the safety measure in the operation of certain production lines. Those production lines were determined to require approval under the provisions of the safety measure.
In October 2022, 3M Belgium received a report from the Flemish Inspectorate regarding certain health and safety issues noted during inspections of the Zwijndrecht facility in March 2022, alleging certain related deficiencies, some dating back to 2010. In July 2023, the Environmental Inspectorate issued an infraction report stating the actions taken by 3M Belgium to address the September 2022 infraction report were insufficient to reduce dust formation from the facility. 3M Belgium implemented additional control measures to address potential dust formation and is working to outline further actions to reduce potential dust formation.
Also in the third quarter of 2023, Flemish authorities responsible for maintaining oversight of 3M Belgium's operations at the Zwijndrecht facility requested analyses of the projected cumulative impacts of continued PFAS-related manufacturing (rather than the analysis previously accepted on a process-by-process basis). In September 2023, the authorities expressed concerns based upon new information from the process identified in the September 2022 infraction report and stated their intention to investigate compliance with the safety measure further. As previously disclosed in the Company’s Form 8-K, on September 22, 2023, 3M Belgium idled all PFAS manufacturing processes at the Zwijndrecht facility in response to the actions by the Flemish authorities.
Subsequently, in September 2023, the Environmental Inspectorate issued an infraction report to 3M Belgium and instructed that all PFAS-related manufacturing processes at the Zwijndrecht facility be suspended until specifically approved due to emissions of certain PFAS molecules from the Zwijndrecht facility. Based on the Inspectorate’s actions 3M Belgium submitted a plan to accelerate the phase out of its PFAS-related production processes at the Zwijndrecht site. In December 2023, Flemish authorities gave 3M Belgium approval to complete a PFAS-related production process for existing raw materials. In January 2024, 3M Belgium also received guidance from the relevant Flemish authorities on steps necessary to process existing quantities of intermediate and byproduct materials at the facility.
A review by 3M Belgium of the underlying facts related to the manufacturing processes cited by the Environmental Inspectorate is also underway. In this same time period, the Flemish Minister of the Environment made public statements to the effect that the government will review the integrated environmental permit for the Zwijndrecht manufacturing site, which is essential for the Zwijndrecht site’s overall manufacturing and processing operations. 3M Belgium has made Flemish government aware of ongoing discussions with the Flemish regulatory authorities of plans to accelerate the phase out of PFAS-related production processes at the Zwijndrecht site, and 3M Belgium has not received notice of any official action to review the integrated environmental permit for the facility.
A negative development in the discussions with the Flemish authorities regarding completion of PFAS manufacturing at the Zwijndrecht facility or a negative action relating to the facility's integrated environmental permit, could have a significant adverse impact on 3M Belgium’s normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities.

Soil remediation and environmental law compliance
Flemish government actions and Remediation Agreement. As previously disclosed, in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. In September 2021, 3M responded to the notice of default and announced a plan to invest up to €125 million over three years in actions related to the Zwijndrecht community, including support for local commercial farmers impacted by restrictions on sale of agricultural products, and enhancements to site discharge control technologies. 3M Belgium is also committed to payment for ongoing off-site descriptive soil investigation and appropriate soil remediation. In March 2022, the Company announced an investment of €150 million to advance remedial actions to address legacy PFAS previously produced at the Zwijndrecht facility.
In July 2022, 3M Belgium and the Flemish Government announced an agreement (the “Remediation Agreement”) in connection with the Zwijndrecht facility. Pursuant to the Remediation Agreement, 3M Belgium, among other things, committed an aggregate of €571 million, which includes the previous commitments described above. In aggregate, the commitment includes enhancements to site discharge control technologies, support for qualifying local farmers, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending litigation and providing certain releases of liability for 3M Belgium, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry, as specified in the agreement. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022, with approximately $355 million in the second quarter of 2022.
Soil remediation. Consistent with Flemish environmental law, descriptive soil investigations (“DSI”) have been carried out to assess areas of potential PFAS contamination that may require remediation. An accredited third-party soil remediation expert has conducted several DSIs, one of which evaluated an area close to the Zwijndrecht site. That DSI was approved by Flemish authorities. The third-party soil remediation expert developed a remedial action plan (“RAP”) based on the DSI for that area which was approved by the Flemish authorities.
In February 2023, OVAM rejected a DSI submitted by 3M Belgium for several additional areas near the Zwijndrecht site, required that a new DSI be submitted by the end of March 2023, and also required that 3M Belgium propose a plan to implement additional precautionary measures for individuals living in designated areas near the Zwijndrecht plant. At the end of March 2023, 3M Belgium submitted a revised DSI, along with a document identifying proposed precautionary measures that were subsequently approved by OVAM. 3M Belgium also appealed the rejection of the DSI. In May 2023, OVAM confirmed the main findings of the resubmitted DSI for certain zones and set an October 2023 deadline to submit a remedial action plan related to these zones.
3M Belgium submitted two additional DSIs in May 2023 for areas around the Zwijndrecht plant, both of which were rejected by OVAM. 3M Belgium appealed the rejection of the May 2023 DSIs and also submitted a remedial master plan for approval.
Although 3M Belgium proposed altering the October 1, 2023 deadline for the submission of certain additional DSIs and RAPs, the Flemish government informed 3M Belgium in late September 2023 that the plans were to be submitted by October 1, 2023. 3M Belgium was unable to meet the October 1, 2023 deadline, given the complexity of the issues involved and the short notice received from the Flemish government that the deadline for submission would not be extended. 3M Belgium informed the authorities that it could not meet the October 1, 2023 deadline and a new deadline was set for December 23, 2023. 3M Belgium submitted a consolidated DSI in December 2023 as required. In November, OVAM issued an administrative measure setting a RAPs submission deadline for areas adjacent to the area covered by the approved RAP for the Zwijndrecht community. 3M filed an appeal regarding one area covered by the administrative measure.
3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish a remediation zone within 5 kilometers of Zwijndrecht and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. In September 2023, the Flemish government submitted its response to the petition. 3M Belgium filed its final submission responding to the Flemish government’s arguments in November 2023. Various parties purporting to have an interest in the proceeding, including the government of the Netherlands, have intervened and will have the opportunity to submit arguments supporting the Site Decision.

In July 2023, the Flemish government approved a decree modifying the Flemish Soil Decree to establish a temporary action framework setting soil and groundwater values for evaluation of remediation of PFAS. While the full impact of the temporary action framework remains to be determined, its use of the values in the EU Drinking Water Directive for remediation of groundwater, regardless of whether the groundwater would be used for drinking water, may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In December 2023, 3M Belgium submitted a petition for annulment of the temporary action framework to the Belgian Council of State.
Various additional proposed amendments to the Flemish Soil Decree are pending, including a proposal to allow OVAM to require financial security for remediation work and a proposal to impose a percentage of the cost of remediating river sediment on various parties while requiring financial assurance for such work.
Pending or potential litigation and investigations
Litigation.
Belgium. As of December 31, 2023, a total of seventeen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction. In December 2023, 3M Belgium, 3M Company and several additional 3M entities were named in a lawsuit naming approximately 1,400 individuals as plaintiffs. The suit involves claims for defective products, liability for unlawful acts, and alleges liability of 3M entities as directors and/or shareholders of 3M Belgium, among other claims. An introductory hearing in the case is set for April 2024.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site, and denied other damages. Approximately 1,400 individuals have petitioned to intervene in a second "pilot case" alleging primarily nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. An introductory hearing in the case is expected to be set for the second quarter of 2024.
The Netherlands. In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium has met, and intends to continue to meet, with representatives of the Dutch government to discuss the notice. 3M Belgium has also met with representatives of various private parties.
Investigations. As previously disclosed, the Company is aware that certain residents of Zwijndrecht and non-governmental organizations filed a criminal complaint with an Antwerp investigatory judge against 3M Belgium, alleging it had unlawfully abandoned waste in violation of its environmental care obligations, among other allegations. Certain additional parties reportedly joined the complaint. 3M Belgium has not been served with any such complaint. 3M Belgium has been cooperating with the investigation.
United States: Federal Activity
In the United States, the EPA's “PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024” presents EPA’s regulatory approach to PFAS, including investing in research to increase the understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment.
With respect to drinking water, in June 2022, EPA released final lifetime health advisory levels for PFBS (2,000 ppt) and HFPO-DA and its salts (“GenX”) (4 ppt), and interim lifetime health advisory levels for PFOA (.004 ppt) and PFOS (.02 ppt). Lifetime health advisories are intended to provide information about concentrations of drinking water contaminants at which adverse health effects are not expected to occur over the specified exposure duration. In November 2022, EPA published its final Drinking Water Contaminant Candidates List 5 (CCL 5), which includes a broad group of PFAS that are not currently subject to national primary drinking water regulations but which EPA is considering for regulation under the Safe Drinking Water Act ("SDWA").
In March 2023, EPA published proposed national primary drinking water standards for six PFAS – PFOA, PFOS, PFBS, PFHxS, PFNA, and HFPO-DA, along with an economic analysis including purported estimated costs of the proposed rule. For PFOA and PFOS, EPA has proposed a drinking water standard of 4 ppt. For the other four PFAS, EPA proposes to adopt for the first time a drinking water standard based on a “hazard index” approach, under which the levels of those four compounds, if detected, would be input into an EPA-provided formula to determine whether they exceed EPA's cumulative risk threshold. 3M submitted comments on EPA’s proposal in May 2023. The proposed standards were sent to the Office of Management and Budget ("OMB") for review in December 2023. If the proposed drinking water standards are finalized, 3M could incur additional costs and potential exposures, including future compliance costs, possible litigation and/or enforcement actions.

Various federal agencies in the United States also have been researching and publishing information about the potential health effects of PFAS. In May 2021, the U.S. Agency for Toxic Substances and Disease Registry ("ATSDR") within the Department of Health and Human Services finalized a Toxicological Profile that established minimal risk levels ("MRLs") for PFOS, PFOA and several other PFAS. An MRL is an estimate of the daily human exposure to a hazardous substance that is likely to be without appreciable risk of adverse non-cancer health effects over a specified duration of exposure. MRLs establish a screening level and are not intended to define cleanup or action levels for ATSDR or other agencies. EPA has also issued final human health toxicity assessments for certain PFAS, including PFBS and HFPO-DA. Those assessments identify the levels at which the EPA has determined exposures over various periods of time are unlikely to lead to adverse health effects.
In May 2022, EPA added five PFAS substances – HFPO-DA, PFOS, PFOA PFNA, and PFHxS - to its list of Regional Screening and Removal Management Levels. EPA had previously added PFBS to both lists in 2014. Regional Screening Levels are used to identify contaminated media that may require further investigation, while Regional Removal Management Levels are used by EPA to support certain actions under CERCLA.
In September 2022, EPA published in the Federal Register its proposal to list PFOA and PFOS, including their salts and structural isomers, as CERCLA hazardous substances. 3M submitted comments on EPA’s proposal in November 2022. EPA sent the final rule to OMB in December 2023. In addition, EPA published an Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, perfluorohexanoic acid ("PFHxA"), PFDA and their precursor compounds as well as the precursor compounds of PFOS and PFOA, for public comment in April 2023 and the Company submitted comments to the proposal in August 2023.
On January 31, 2024, EPA released pre-publication versions of two proposed rules under the Resource Conservation and Recovery Act (“RCRA”). One of the proposed rules would list nine PFAS (PFOA, PFOS, PFBS, Gen-X, PFHxA, PFHxS, PFNA, PFDA, and PFBA) and their salts and structural isomers as hazardous constituents under RCRA. The other proposed rule would expand the definition of hazardous waste subject to corrective action under RCRA. Both proposals are due to be published in the Federal Register, which will start the notice and comment period.
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
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added more than 170 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In October 2023, EPA finalized a rule that will require TRI reporting of de minimis uses of certain PFAS.
In October 2023, EPA published a final rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011 to report certain data to EPA regarding each PFAS produced, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. This is a one-time reporting requirement covering in scope activities over a 12-year look-back period from 2011-2022. For most companies, including 3M, the reporting deadline is May 8, 2025.
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
In August 2023, EPA issued a TSCA test order to 3M and other manufacturers requiring them to conduct certain health and safety testing related HFPO-DAF, a PFAS. In September 2023, 3M submitted a response to EPA requesting an exemption from the requirements of the order, subject to 3M’s obligation to reimburse the participating manufacturers for a fair and equitable share of the testing costs ultimately incurred under the order. EPA granted that exemption in October 2023.
3M amended its 2020 TSCA Chemical Data Reporting rule report for 3M’s Cordova plant due to the discovery of relatively small amounts of HFPO formed as a commercial byproduct by the facility. This issue has been self-disclosed to EPA.

United States: State Activity
Several state legislatures and state agencies have been evaluating or have taken various regulatory actions related to PFAS in the environment, including proposing or finalizing cleanup standards for PFAS in soil and water, groundwater standards, surface water standards, and/or drinking water standards for PFOS, PFOA, and other PFAS. 3M has submitted various responsive comments to these proposals.
States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin.
Additionally, in 2021 and 2022, California finalized its listing of PFOS (and its salts and transformation and degradation precursors) and PFOA as carcinogens and reproductive toxicants, and PFNA as a reproductive toxicant under its Proposition 65 law. California has also proposed listing PFDA, PFHxS, and PFUNDA as reproductive toxicants under Proposition 65.
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court.
Some states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products. In 2021, the State of Maine passed its Act To Stop Perfluoroalkyl and Polyfluoroalkyl Substances Pollution, which bans intentionally added PFAS in products effective January 1, 2030, and requires broad reporting of products containing intentionally-added PFAS effective January 1, 2023. In December 2022, 3M submitted to the Maine Department of Environmental Protection ("DEP") a list of products containing intentionally added PFAS that have been sold in the U.S. in the past two years in compliance with the law. 3M submitted an updated copy of that list to the Maine DEP in May 2023. In June 2023, Maine enacted legislation retroactive to January 1, 2023, that includes certain changes to the notification requirement in the original legislation, including an extension of the compliance date until January 2025.
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
Certain states, including Colorado, California, Connecticut, Hawaii, Maryland, Nevada, New York, Oregon, Rhode Island, Vermont, and Washington have enacted restrictions on PFAS in certain categories of products, including textiles, children’s products, cosmetics, and food packaging products.
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

Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to alleged PFAS contamination of properties and water supplies by 3M’s Decatur, Alabama manufacturing facility. In November 2021, 3M and the City of Decatur, Decatur Utilities and Morgan County executed a collaborative agreement under which the Company agreed to contribute approximately $99 million and also to continue to address certain PFAS-related matters in the area. The contribution relates to initiatives to improve the quality of life and overall environment in Decatur, including community redevelopment and recreation projects by the City, County and Decatur Utilities. It also includes addressing certain PFAS matters at the Morgan County landfill and reimbursement of costs previously incurred related to PFAS remediation. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement an Interim Consent Order that 3M entered with the Alabama Department of Environmental Management (“ADEM") in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions.
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County draws its drinking water. Defendants' joint motion to dismiss was denied in December 2022, and defendants' petition for mandamus with the Supreme Court of Alabama was denied in September 2023. The case is in early stages of discovery but is currently stayed as to 3M pending final approval of the proposed public water supplier class action settlement described below.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. Defendants filed a joint motion to dismiss in March 2023. This case has been stayed pending final approval of the proposed public water supplier class action settlement described below. Also in February 2023, two individuals who opted out of an earlier class settlement filed suit in Alabama state court against 3M, alleging PFAS contamination of their property resulting from 3M’s operations in Decatur. 3M removed the case to federal court and answered the complaint in March 2023. The case is in early stages of discovery. In December 2023, several plaintiffs filed a personal injury action against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur.
State Attorneys General Litigation Related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal Multi-District Litigation ("MDL") court in South Carolina regarding Aqueous Film Forming Foam (AFFF), described further below. The lawsuits generally seek on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Delaware, Florida, Illinois, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
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

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. In late 2022, the complaint was amended to add claims related to PFBS and GenX and to add a claim under Vermont’s Waste Management Act, which had been amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). The case was removed to federal court in January 2024. Prior to the filing of that Notice, the suit was proceeding in state court, and the court had set a trial-ready date in March 2025. In October 2023, the State issued a letter to 3M and another entity requesting that an environmental investigation be conducted at the site of a facility in Rutland, Vermont that 3M owned from approximately 1955 until 1975. 3M responded to the State in November 2023.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied. In September 2023, the federal judge granted the state's motion to remand the case back to state court. 3M has appealed the remand.
In January 2023, the Illinois Attorney General filed a new lawsuit against 3M and other defendants in Illinois state court, alleging contamination of a number of drinking water systems and natural resource damages at several sites statewide, and seeking to recover monetary damages, injunctive relief for remediation, civil penalties and other relief. The complaint states that the Attorney General is not seeking damages for AFFF by this lawsuit. In April 2023, the Illinois Attorney General filed a lawsuit against 3M and other defendants alleging PFAS contamination of state natural resources from AFFF. Both cases have been removed to federal court and transferred to the AFFF MDL.
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
Hawaii. In December 2023, Hawaii’s Attorney General filed a lawsuit in state court against 3M and other defendants alleging PFAS contamination of state natural resources. The case was removed in January 2024 to federal court, where its transfer to the AFFF MDL is being sought.
Connecticut. In January 2024, Connecticut’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of December 31, 2023, approximately 6,775 lawsuits (including approximately 48 putative class actions and 678 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.

AFFF MDL and Water System Cases
In December 2018, the U.S. Judicial Panel on Multidistrict Litigation ("JPML") granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past five years, the parties in the MDL have conducted substantial discovery, including ongoing master discovery and several rounds of discovery involving potential water supplier bellwether cases.
In the MDL, there are cases filed by approximately 669 public water systems ("PWS"). These include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains a number of cases with allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by approximately 40 public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as mediator.
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
Under the PWS Settlement, class members would agree to release 3M from any claim arising out of, relating to, or involving (i) PFAS that has entered or may enter drinking water or the class member’s water system; (ii) the development, manufacture, formulation, distribution, sale, transportation, storage, loading, mixing, application, or use of PFAS or any product (including AFFF) manufactured with or containing PFAS; (iii) the transport, disposal, or arrangement for disposal of PFAS-containing waste or PFAS-containing wastewater, or a class member’s use of PFAS-containing water for irrigation or manufacturing; or (iv) representations about PFAS or any product (including AFFF) manufactured with or containing PFAS. The PWS Settlement would also require class members to release punitive- or exemplary-damages claims that arise out of conduct occurring at least in part before the PWS Settlement’s effective date and that relate to PFAS, or any product (including AFFF) manufactured with or containing PFAS.
If the court approves the PWS Settlement and all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to the cities of Stuart, Rome and Middlesex (as discussed below), calls for 3M to make payments from 2023 through 2036. The actual amounts that 3M will pay will be determined in part by which class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement receive such a test result by the end of 2025.
The PWS Settlement gives 3M the option to terminate the PWS Settlement if the numbers of eligible class members opting out of the Settlement exceed specified levels. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses. In August 2023, the Court granted preliminary approval of the settlement. The deadline for eligible public water suppliers to opt out of the PWS Settlement was December 11, 2023. Plaintiffs submitted their motion in support of final approval of the settlement in December 2023 and filed their response to objections to the settlement in January 2024. The final approval hearing was held on February 2, 2024.
The previously disclosed case filed by the City of Stuart, Florida that was selected by the MDL court as the first bellwether trial was also settled in connection with the PWS Settlement. Outside the MDL, a trial was also scheduled to occur in June 2023 in a water provider lawsuit brought by the City of Rome, Georgia. 3M reached a settlement agreement to resolve the case. 3M also reached a settlement in a water provider lawsuit brought by Middlesex Water Company in New Jersey. Under the terms of the PWS Settlement, 3M's payments due under the PWS Settlement factor in amounts related to the City of Rome and Middlesex settlements.
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. Initial discovery is ongoing in these cases. In September 2022, the court issued an order denying defendants’ MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.

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
As of December 31, 2023, the Company is aware of approximately 68 other AFFF suits outside the AFFF MDL in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals.
Separately, the Company is aware of pre-suit claims or demands by other parties related to the use and disposal of AFFF, one of which purports to represent a large group of firefighters. The Company had discussions with certain potential pre-suit claimants and, as a result of such discussions, reached a negotiated resolution for an immaterial amount with the City of Bemidji in March 2021.
In December 2023, a putative class action was filed against 3M Canada, 3M Company, and other defendants in British Columbia civil court on behalf of Canadian individuals alleging personal injuries from exposure to AFFF imported into Canada for firefighting and other applications. The lawsuit seeks compensatory damages, punitive damages, disgorgement of profits, and the recovery of health care cost incurred by provincial and territorial governments.
Other PFAS-related Product and Environmental Litigation
Numerous other PFAS-related suits naming 3M as a defendant have been filed outside the MDL in courts across the country in which 3M has been named a defendant. The Company anticipates most of the cases that relate to AFFF will ultimately be removed to federal court and transferred to the MDL. However, some of these cases are likely to remain in state or federal courts outside of the MDL.
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
The cases brought on behalf of drinking water providers described below will be covered by the PWS Settlement if the water providers do not opt out of the PWS Settlement.
In New York, 3M has settled all cases that were pending or threatened against it in the U.S. District Court for the Northern District of New York and New York state court, which alleged that PFOA discharged from fabric coating facilities operated by non-3M entities (that allegedly had used PFOA-containing materials from 3M, among others) contaminated the drinking water in the Village of Hoosick Falls, the Town of Hoosick, and Petersburgh, New York. 3M, Saint-Gobain and Honeywell previously settled a class action (Baker), with the federal court granting final approval in February 2022. 3M, Saint-Gobain and Honeywell collectively contributed a total amount of $65 million to resolve the plaintiffs' claims on behalf of themselves and the proposed classes. Additionally, 3M is defending a case in New York state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. Oral argument on a motion to dismiss that was filed by 3M and the other defendants was adjourned. This matter is stayed pending approval of the PWS Settlement. 3M is also defending 22 individual cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. 3M has filed answers in these cases, which are subject to the stay order issued pending approval of the PWS Settlement.
In Michigan, a consolidated putative class action was pending in the U.S. District Court for the Western District of Michigan against 3M and Wolverine. The action arose from Wolverine’s allegedly improper disposal of materials and wastes, including 3M Scotchgard, related to Wolverine’s shoe manufacturing operations. 3M and Wolverine agreed to settle the case with the plaintiffs, and 3M's share was not considered material. 3M's final payment related to the settlement was made in June 2023.

In Alabama and Georgia, 3M, together with multiple co-defendants, is defending two state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers in Georgia. In September 2022, the Company reached an agreement with the Gadsden Water Works and Sewer Board to resolve a similar matter. The plaintiffs in these two water utilities cases allege that the carpet manufacturers improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River, including Centre, Alabama and Rome, Georgia. In the Centre case, 3M has filed a notice of stay pending final approval of the PWS Settlement. As discussed above, the parties in Rome reached a settlement.
In April 2023, another case that included similar allegations was filed by Shelby County, Alabama, and Talladega County, Alabama, against 3M and other defendants. Those cases have been removed to federal court, where they are currently stayed as to 3M pending final approval of the PWS Settlement.
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
In July 2022, a putative class action was filed against 3M and other PFAS manufacturers by The Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the U.S. EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The claims that will proceed against 3M and other defendants, including negligence, wantonness, and public nuisance, are moving into discovery. However, the case is currently stayed as to 3M pending final approval of the PWS Settlement.
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
In New Jersey, 3M has been named a defendant in a lawsuit brought by the Borough of Hopatcong and Pequannock Township as water providers seeking damages for PFAS remediation. Those cases are stayed pending approval of the PWS Settlement.
3M, together with several co-defendants, is also defending 29 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle with the plaintiffs in ten cases that sought property damages, subject in certain cases to court approval. Plaintiffs in the 19 remaining individual cases allege personal injuries to themselves or to their disabled adult children.
3M and Middlesex Water Company are defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by customers of the water company, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against 3M. The parties in those two class actions are participating in the mediation process through February 2024. Discovery in the action in federal court is stayed pending the outcome of mediation. A trial date in the state court action has been set for September 2024. In March 2023, a personal injury lawsuit was filed against 3M and Middlesex Water Company by another Middlesex Water Company customer. In May 2023, 3M filed a motion to dismiss certain of the claims in that lawsuit and plaintiff subsequently amended his complaint to withdraw certain claims against 3M. The case is now proceeding in discovery.
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

In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023. The motion was granted in part and denied in part in December 2023. The case is expected to proceed to discovery in 2024.
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M. In October 2023, the court denied 3M's motion to dismiss the case.
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to the operations of a paper mill in Rhinelander, Wisconsin. In December 2023, the JPML denied 3M’s request to transfer the case to the AFFF MDL.
In Pennsylvania, a group of plaintiffs filed a complaint against 3M and other defendants in state court in December 2023 alleging personal injury, property damage, and medical monitoring claims arising from alleged water contamination from natural gas fracking and mine water discharge, which plaintiffs claim contained PFAS supplied by 3M.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. In September 2022, the Sixth Circuit granted the defendants’ request to appeal the district court’s class certification order. In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case. In January 2024, the Sixth Circuit denied a motion by plaintiffs for en banc rehearing of that order.
Other PFAS-related Matters
At its Greystone, Wisconsin plant where the Company conducts mining operations, the tap water available for consumption on the grounds was recently sampled and tested, and the level of certain PFAS exceeded the state's maximum contaminant level. Wisconsin Department of Natural Resources (DNR) in October 2023 instructed the plant to notify potential drinking water users on the grounds of the plant and indicated that a notice of violation would be issued to the plant. The Company made the required notifications on October 24, 2023. On January 9, 2024, the Company received a Notice of Violation and Enforcement Conference from the Wisconsin DNR. The Company plans to meet with the DNR to discuss the appropriate next steps. At this time, the Company cannot predict the ultimate outcome or actions that may be taken by Wisconsin DNR.
The Company continues to make progress in its work, under the supervision of state regulators, to remediate historic disposal of PFAS-containing waste associated with manufacturing operations at its Decatur, Alabama; Cottage Grove, Minnesota; and Cordova, Illinois plants.
As previously reported, the Illinois EPA in August 2014 approved a request by the Company to establish a groundwater management zone at its manufacturing facility in Cordova, Illinois, which includes ongoing pumping of impacted site groundwater, groundwater monitoring and routine reporting of results. Effective May 2022, the Illinois EPA terminated the Cordova May 2000 Site Remediation Agreement. The Company continues to perform pumping of impacted site groundwater, groundwater monitoring and routine reporting of results to Illinois EPA. In addition, the Company is treating its pumped groundwater at its Cordova wastewater treatment plant.

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
In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the RCRA related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility. Separately, in July 2023, 3M received from the EPA a draft for discussion of a federal administrative order under the RCRA, which would require 3M to determine the nature and extent of PFAS contamination at and around its Cordova facility, among other items.
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
The Company operates under a 2009 consent order issued under the federal TSCA (the “2009 TSCA consent order”) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at the Decatur site that prohibits release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. EPA and ADEM. During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and treating all air emissions. These processes have been back on-line and in operation since July 2019. The Company continues to cooperate with the EPA and ADEM in their investigations and will work with the regulatory authorities to demonstrate compliance with the release restrictions.
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
3M and ADEM also agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order will involve additional operating costs and capital expenditures over multiple years. As offsite investigation activities continue, additional remediation amounts may become probable and reasonably estimable.
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
In April 2022, the Company received a TSCA information request from EPA seeking information related to the operation of specific PFAS-related processes at the Cordova facility. The Company has completed the production of documents and information and is cooperating with this inquiry.
As previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility and, in March 2020, disclosed this matter to the MPCA and the EPA. In July 2020, the Company received an information request from MPCA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its Cottage Grove facility. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.

In Minnesota, the Company continues to work with the MPCA pursuant to the terms of a previously disclosed May 2007 Settlement Agreement and Consent Order (SACO) to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value ("HBV") or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists as a result of contamination from these sites; (iii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds. In January 2024, the Minnesota Department of Health issued updated, more stringent, HBVs for PFOA and PFOS. 3M is evaluating any potential impact of these developments on its obligations under the SACO.
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
As previously reported, in February 2020, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process, and use PFAS, including the Decatur, Cordova, and Cottage Grove facilities, and the Company has completed its production of responsive documents and information.
Separately, as previously reported, in June 2020, the Company reported to EPA and MPCA that it had not fully complied with elements of the inspection, characterization and waste stream profile verification process of the Waste and Feedstream Analysis Plan (WAP/FAP) of its RCRA permit for its Cottage Grove incinerator. The Company and MPCA resolved the issues associated with the foregoing disclosure in a May 2022 stipulation agreement, and permanently retired the Cottage Grove hazardous waste incinerator in December 2021. In connection with the now closed incinerator, the Company in December 2022 received from EPA a draft Consent Agreement and Penalty Order under the Clean Air Act, with a proposed civil penalty to resolve issues raised in a Finding of Violation issued in 2019. The Company and EPA resolved this matter in which the Company has agreed to pay an administrative civil penalty. In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company is cooperating with these inquiries and is producing documents and information in response to the requests.
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
In January 2024, MPCA issued a pre-publication notice of a draft Clean Water Act permit for 3M’s Cottage Grove facility, with significantly revised limits on PFAS, some of which are below the limit of quantification. 3M is engaging with the MPCA and cannot at this time predict the outcome of such discussions.
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it conducts these reviews and responds to information, inspection, and other requests from the agencies. The Company is in negotiations with EPA, the U.S. Department of Justice, and the Alabama, Illinois and Minnesota state environmental agencies to address claims arising under the CWA and the TSCA related to the Company’s plants in those states. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
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

The Cottage Grove facility received an Alleged Violation Letter from the MPCA in November 2023 following an inspection, alleging violations relating to materials shipped in 2023 to a hazardous waste disposal facility. The Cottage Grove facility had self-reported this information to the MPCA in September 2023. In December 2023, the Company provided a written response to the MPCA detailing what the Company believes to be the completion of all of the corrective actions identified in the Alleged Violation Letter (also including waste spills and container management). At this time, the Company cannot predict the ultimate outcome or actions that may be taken by MPCA.
In January 2024 the Company received an information request from U.S. EPA regarding an October 2023 reported release of 1,2-propylenimine at the Cottage Grove facility. The Company is working to produce documents and information sought by this request and cooperating with this inquiry.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During 2023, as a result of ongoing review and recent developments in ongoing environmental matters and litigation (including the proposed PWS Settlement), the Company increased its accrual for PFAS-related other environmental liabilities by $10.6 billion and made related payments of $209 million. As of December 31, 2023, the Company had recorded liabilities of $11.0 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($3.0 billion) and other liabilities ($8.0 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of December 31, 2023, the Company had recorded liabilities of $36 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of December 31, 2023, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was not material. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Product Liability Litigation
Combat Arms Earplugs
In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms Earplugs – Version 2. The plaintiff asserts claims of product liability and fraudulent misrepresentation and concealment. The plaintiff seeks various damages, including medical and related expenses, loss of income, and punitive damages. As previously disclosed, additional lawsuits were subsequently filed involving similar allegations.
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
Related to the dismissal of the bankruptcy, in May 2023, the federal and state MDL courts issued orders providing that mediation would resume. In August 2023, 3M and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the Combat Arms Earplugs sold or manufactured by the Aearo Entities and/or 3M, as well as potential future claims.

Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029. The actual amount, payment terms and dates are subject to satisfaction of certain participation thresholds claimants must meet, including that at least 98% of individuals with actual or potential litigation claims involving the Combat Arms Earplugs (calculated as described in the CAE Settlement) must have enrolled in the CAE Settlement and provided 3M with a full release of claims involving the Combat Arms Earplugs. The CAE Settlement was originally structured to include $5.0 billion in cash consideration and $1.0 billion in 3M common stock. The Company in its sole discretion could have elected to settle the equity portion in cash. In January 2024, 3M and the Aearo Entities amended the settlement to include, among other things, an irrevocable election by 3M to pay cash for the $1 billion in payments that could have been paid either in cash or in stock.
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
Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from the 13 bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. The MDL court cases and Eleventh Circuit appeals for the 13 bellwether plaintiffs have all been dismissed consistent with the terms of the CAE Settlement. 3M paid $250 million in December 2023 related to the receipt of expedited releases, and made a payment of an additional $253 million on January 31, 2024 based on 100% participation level of "wave" case claimants.
During 2023, as a result of ongoing review and recent developments in ongoing litigation (including the CAE Settlement), the Company increased its existing accrual for Combat Arms Earplugs by $4.3 billion and made the related payments noted above. As of December 31, 2023, the Company had an accrued liability of $5.0 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other within other current liabilities ($1.5 billion) and within other liabilities ($3.5 billion) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time. Additionally, as a result of reconsolidation in the second quarter of 2023 of the former deconsolidated Aearo Entities, the following balances on 3M’s consolidated balance sheet as of December 31, 2022 do not appear on the comparative consolidated balance sheet as of December 31, 2023:
•$0.7 billion asset balance in equity and other investments (within other assets), reflecting 3M’s equity investment interest in the entities.
•$0.6 billion net liability for former intercompany amounts due from 3M to the deconsolidated entities. The gross balances were reflected in other liabilities ($0.9 billion) and other assets ($0.3 billion).
Bair Hugger
As of December 31, 2023, the Company was a named defendant in approximately 6,231 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system.
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

In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deemed appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court assigned a new mediator to facilitate discussions of the litigation and possible resolution. The MDL court denied plaintiffs' April 2023 motion to disqualify the judge and magistrate judge overseeing the MDL. The parties, working with the mediator, agreed on the beginning of a bellwether process, selecting 34 cases, with the first federal court trials to potentially begin in 2024. The MDL court recommended remand to the courts where filed of the bellwether cases not filed in Minnesota; the Joint Panel on Multi-District Litigation will consider that recommendation during the first quarter of 2024.
In addition to the federal cases, there are five state court cases relating to the Bair Hugger patient warming system. Two are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have filed a notice of appeal. The other Missouri case is scheduled for trial in September 2024. There is also one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims; it is scheduled for trial in November 2024. A Texas case that we had removed to federal court was remanded in January 2024. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in orthopedic surgeries and surgeries for medically obese people in Minnesota from May 2017 to the present. The Ramsey County court denied a motion to dismiss in August 2023. Three other state cases have been resolved in 2023, including a Missouri state court case that was voluntarily dismissed in June 2023 and a Texas state court case that was voluntarily dismissed in September 2023.
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
In June 2016, the Company was served with a putative class action filed in the Ontario Superior Court of Justice for all Canadian residents who underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections that the representative plaintiff claims were due to the use of the Bair Hugger patient warming system. The representative plaintiff seeks relief (including punitive damages) under Canadian law based on theories similar to those asserted in the MDL.
For product liability litigation matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company's results of operations or financial condition. In addition, the Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.
Federal False Claims Act / Qui Tam Litigation: In October 2019, 3M acquired Acelity, Inc. and its KCI subsidiaries, including Kinetic Concepts, Inc. and KCI USA, Inc. As previously disclosed in the SEC filings by the KCI entities, in 2009, Kinetic Concepts, Inc. received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General. In 2011, following the completion of the government’s review and its decision declining to intervene in two qui tam actions described further below, the qui tam relator-plaintiffs’ pleadings were unsealed.
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
In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. Following a mediation conducted in November 2023, the parties reached an agreement in principle to settle the case and resolve all the remaining claims, including dismissal of the action with prejudice, subject to finalization of settlement terms and agreement by the government.
For the KCI-related matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time.

NOTE 19. Leases
3M's lease arrangements include both operating and finance leases. Amounts associated with finance leases (such as right-of-use assets, liabilities, costs, cash flow information, and maturities) were not material to the consolidated financial statements. Finance lease right-of-use assets are included in property, plant, and equipment, net, and finance lease liabilities are included in other current liabilities and other liabilities on the consolidated balance sheets.
The following table summarizes the components of operating lease cost:

(Millions)	2023	2022	2021
Operating lease cost	$284	$295	$319
Variable lease cost	122	135	127
Total operating lease cost	$406	$430	$446
Short-term lease cost and income related to sub-lease activity is immaterial for the Company.
Supplemental balance sheet, lease term and discount rate information related to operating leases is as follows:

		December 31,
(Millions unless noted)	Location on face of Balance Sheet	2023	2022
Right of use assets	Operating lease right of use assets	$759	$829
Current liability	Operating lease liabilities - current	225	261
Noncurrent liability	Operating lease liabilities	534	580

Weighted average remaining lease term (in years):		5.4	5.5
Weighted average discount rate:		2.9%	2.2%
Supplemental cash flow information related to operating lease is as follows:

(Millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	$286	$295	$317
Right of use assets obtained in exchange for operating lease liabilities:	285	261	342
Sale leased-back activity for the periods presented was not material.
Maturities of operating leases as of December 31, 2023 are as follows:

(Millions)
2024	$247
2025	173
2026	118
2027	81
2028	53
After 2028	146
Total expected lease payments	818
Less: Amounts representing interest	(59)
Present value of future minimum lease payments	759
Less: Current obligations	225
Long-term obligations	$534
As of December 31, 2023, the Company has additional operating lease commitments that have not yet commenced of approximately $9 million. These commitments pertain to 3M’s right of use of certain buildings.
NOTE 20. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of December 31, 2023, the remaining shares available for grant under the LTIP Program are 27 million and there were approximately 8,600 participants with outstanding options, restricted stock, or restricted stock units.

The Company’s annual stock option and restricted stock unit grant is typically made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. Due to the intended spin-off of the Health Care business (see Note 3), the 2024 annual grant will be made after the completion of the spin.
In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. These grants do not result in the issuance of common stock and are considered immaterial by the Company.
Stock-Based Compensation Expense: Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

(Millions)	2023	2022	2021
Cost of sales	$44	$48	$47
Selling, general and administrative expenses	186	169	185
Research, development and related expenses	44	46	42
Stock-based compensation expenses	274	263	274
Income tax benefits	(45)	(62)	(100)
Stock-based compensation expenses (benefits), net of tax	$229	$201	$174
Stock Option Program: The following table summarizes stock option activity:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
As of January 1, 2023	35,506	$166.97
Granted	1,667	116.87
Exercised	(1,490)	101.54
Forfeited	(1,000)	166.62
As of December 31, 2023	34,683	167.38	51	$—
Options exercisable
As of December 31, 2023	29,754	$170.24	43	$—
Stock options generally vest over a period from one to three years with the expiration date at ten years from date of grant. As of December 31, 2023, there was $26 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 18 months.
The following table summarizes additional information relative to stock options exercised during the respective years:

(in millions)	2023	2022	2021
Cash received from options exercised	$147	$205	$457
Intrinsic value of options exercised	29	116	325
Tax benefit realized related to options exercised	6	24	69

For the primary annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

	2023	2022	2021
Exercise price	$116.90	$162.41	$175.04
Risk-free interest rate	3.8%	1.9%	0.8%
Dividend yield	3.3%	2.9%	2.8%
Expected volatility	22.8%	21.8%	22.6%
Expected life (months)	84	83	83
Black-Scholes fair value	$22.22	$25.34	$25.33
Expected volatility is a statistical measure of the amount by which a stock price is expected to fluctuate during a period. Expected volatility is based upon three volatilities of 3M stock: the median of the term of the expected life rolling volatility; the median of the most recent term of the expected life volatility; and the implied volatility on the grant date. The expected term assumption is based on the weighted average of historical grants.
Restricted Stock Units: The following table summarizes restricted stock unit activity:

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1, 2023	2,375	$164.07
Granted	2,372	114.71
Vested	(705)	155.94
Forfeited	(244)	136.06
As of December 31, 2023	3,798	136.55
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
As of December 31, 2023, there was $158 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 23 months.
The following table summarizes additional information relative to restricted stock units for the respective years:

(in millions, except per-unit amounts)	2023	2022	2021
Weighted-average grant-date fair value of restricted stock units (per unit) that were granted	$114.71	$160.24	$176.82
Intrinsic value of restricted stock units that vested	$81	$88	$83
Tax benefit realized related to restricted stock units that vested	16	17	16
Performance Shares: Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2023 performance criteria for these performance shares (organic sales growth, free cash flow growth, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be distributed at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.

The following table summarizes performance share activity:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1, 2023	391	$157.98
Granted	203	110.21
Distributed	(146)	153.21
Performance change	(15)	162.26
Forfeited	(73)	137.66
As of December 31, 2023	360	136.95
As of December 31, 2023, there was $3 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 20 months.
The following table summarizes additional information relative to performance shares for the respective years:

(in millions, except per-share amounts)	2023	2022	2021
Weighted average grant date fair value per performance share that were granted	$110.21	$144.77	$176.79
Intrinsic value of performance shares that were distributed	$19	$21	$22
Tax benefit realized related to performance shares that were distributed	5	4	4
General Employees’ Stock Purchase Plan (GESPP): As of December 31, 2023, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.
The weighted-average fair value per option granted during 2023, 2022 and 2021 was $15.77, $21.20 and $27.80, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESPP options of $21 million, $31 million, and $32 million in 2023, 2022 and 2021, respectively.
NOTE 21. Business Segments and Geographic Information
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

Transportation and Electronics
•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for transportation vehicles
•Premium large format graphic films for advertising and fleet signage
•Light management films and electronics assembly solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers
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
•Retail abrasives, paint accessories, car care DIY products, picture hanging and consumer air quality solutions
•Stationery products
Some seasonality impacts this business segment related to back-to-school, generally in the third quarter of each year

Business Segment Information

Net Sales (Millions)	2023	2022	2021
Safety and Industrial	$10,956	$11,604	$11,981
Transportation and Electronics	8,501	8,902	9,262
Health Care	8,195	8,427	8,601
Consumer	5,026	5,292	5,509
Corporate and Unallocated	3	4	2
Total Company	$32,681	$34,229	$35,355

Operating Performance (Millions)	2023	2022	2021
Safety and Industrial	$2,324	$1,135	$2,460
Transportation and Electronics	1,312	973	1,869
Health Care	1,603	1,799	2,034
Consumer	904	978	1,164
Total business segment operating income (loss)	6,143	4,885	7,527
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(14,785)	(877)	214
Divestiture costs	(496)	(60)	—
Gain on business divestitures	36	2,724	—
Divestiture-related restructuring actions	—	(41)	—
Russia exit (charges) benefits	18	(109)	—
Total corporate special items	(15,227)	1,637	214
Other corporate (expense) income - net	(44)	17	(372)
Total Corporate and Unallocated	(15,271)	1,654	(158)
Total Company operating income (loss)	(9,128)	6,539	7,369

Other expense/(income), net	560	147	165
Income (loss) before income taxes	$(9,688)	$6,392	$7,204

	Assets		Depreciation & Amortization			Capital Expenditures
(Millions)	2023	2022	2023	2022	2021	2023	2022	2021
Safety and Industrial	$11,212	$11,774	$530	$566	$593	$285	$512	$339
Transportation and Electronics	6,826	6,485	537	410	419	723	562	453
Health Care	13,315	13,364	597	623	636	228	272	249
Consumer	2,625	2,774	160	148	147	105	146	109
Corporate and Unallocated	16,602	12,058	163	84	120	274	257	453
Total Company	$50,580	$46,455	$1,987	$1,831	$1,915	$1,615	$1,749	$1,603
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
In 2023, information relative to the attribution of certain assets (limited elements of working capital in particular instances) to business segment assets reviewed by 3M’s CODM changed. The impact of these changes is reflected in the above table for all periods presented.

Corporate and Unallocated: Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 18), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs, gain/loss on business divestitures (see Note 3), divestiture-related restructuring costs (see Note 5), and Russia exit costs/ benefits (see Note 17). Divestiture costs include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes items such as net costs related to limited unallocated corporate staff and centrally managed material resource centers of expertise costs, corporate philanthropic activity, gains/losses from sales of PPE and other assets, and other net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs and income during the term of transition supply, manufacturing, and service arrangements with divested businesses. Items classified as revenue from this activity are included in Corporate and Unallocated net sales. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Geographic Information: Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made. Refer to Note 2 for geographic net sales.

	Property, Plant and Equipment - net
(Millions)	2023	2022
Americas	$6,179	$6,066
Asia Pacific	1,267	1,389
Europe, Middle East and Africa	1,713	1,723
Total Company	$9,159	$9,178
United States net property, plant and equipment (PPE) was $5,766 million and $5,662 million at December 31, 2023 and 2022, respectively. China/Hong Kong net PPE was $486 million and $518 million at December 31, 2023 and 2022, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
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
b.The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.
c.There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company continues to implement new business systems and solutions, including an enterprise resource planning system (ERP), which are expected to improve the efficiency of certain financial and related business processes. These implementations are expected to occur on an on-going basis as opportunities and needs are identified and addressed. The implementations, in certain cases, may affect the processes that constitute the Company’s internal control over financial reporting and will require testing for effectiveness.
The Company completed implementation with respect to various processes/sub-processes in certain subsidiaries/locations, including aspects relative to the United States, and will continue the implementations over the next several years. As with any new information technology application the Company implements, these applications, along with the internal control over financial reporting included in these processes, were appropriately considered within the testing for effectiveness with respect to the implementation in these instances. The Company concluded, as part of its evaluation described in the above paragraphs, that the implementation in these circumstances has not materially affected its internal control over financial reporting.
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On April 22, 2022, the Office of Foreign Assets Control (“OFAC”) granted to 3M a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended December 31, 2023, 3M paid $263 as part of its intellectual property protection efforts in Iran. The Company's quarterly filing for the quarter ended June 30, 2023 inadvertently omitted a renewal payment of $259 made by an IP service provider to the IIPO at its account in Bank Melli. The payment made for that quarter was $326 in total, instead of $67 as previously reported. 3M plans to continue these IP rights protection activities, as authorized under the specific license.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Documents Incorporated by Reference
In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2023) for its annual meeting to be held on May 14, 2024, are incorporated by reference in this Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 14, 2024 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate governance at 3M — Board membership criteria — Identification, evaluation, and selection of nominees,” “—Shareholder nominations,” “—Shareholder nominations – advance notice bylaw,” “—Shareholder nominations – universal proxy rules,” and “—Proxy access nominations” and “Corporate governance at 3M – Board committees – Audit Committee” of the 3M Proxy Statement and such information is incorporated by reference herein.
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

3M Company
3M Center, Building 220-11W-09
St. Paul, MN 55144-1000
Attention: Senior Vice President, 3M Ethics & Compliance
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K is contained under the captions “Executive compensation” (excluding the information under the caption “— Compensation and Talent Committee report”) and “Director compensation” and “Stock retention requirement” of the 3M Proxy Statement. Such information is incorporated by reference.
The information required by Items 407(e)(4) and (e)(5) of Regulation S-K is contained in the Executive compensation section under the captions “Compensation and Talent Committee report” and “Compensation and Talent Committee interlocks and insider participation” of the 3M Proxy Statement. Such information (other than the Compensation and Talent Committee Report, which shall not be deemed to be “filed”) is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information relating to security ownership of certain beneficial owners and management is set forth under the captions “Security ownership of management” and “Security ownership of certain beneficial owners” in the 3M Proxy Statement and such information is incorporated by reference herein.
Equity compensation plans information as of December 31, 2023 follows:

Equity Compensation Plans Information (1)	A	B	C
Plan Category (options and shares in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Stock options	34,683	$167.38	—
Restricted stock units	3,798		—
Performance shares	360		—
Non-employee director deferred stock units	242		—
Total	39,083		26,648
Employee stock purchase plan	—		18,945
Subtotal	39,083		45,593
Total	39,083		45,593
(1)In column B, the weighted-average exercise price is only applicable to stock options. In column C, the number of securities remaining available for future issuance for stock options, restricted stock units, and stock awards for non-employee directors is approved in total and not individually with respect to these items.
Item 13. Certain Relationships and Related Transactions, and Director Independence
With respect to certain relationships and related transactions as set forth in Item 404 of Regulation S-K, no matters require disclosure with respect to transactions with related persons. The information required by Item 404(b) and Item 407(a) of Regulation S-K is contained under the captions “Corporate governance at 3M — Board membership criteria — Director independence,” and “Corporate governance at 3M — Corporate governance practices and policies — Related person transaction policy and procedures” of the 3M Proxy Statement and such information is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
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

(4.3)	Description of Securities is incorporated by reference from our Form 10-K for the year ended December 31, 2019.
(10)Material contracts and management compensation plans and arrangements:

(10.1)*	3M Company 2016 Long-Term Incentive Plan, as amended through May 8, 2023, is filed herewith.
(10.2)*	Form of Stock Option Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.3)*	Form of Stock Appreciation Right Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.4)*	Form of Restricted Stock Unit Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.5)*
Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 1, 2021 is incorporated by reference from our Form 10-K for the year ended December 31, 2020.

(10.6)*
Form of Stock Issuance Award Agreement for stock issuances on or after January 1, 2019 to Non-Employee Directors under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2018.

(10.7)*
Form of Deferred Stock Unit Award Agreement for deferred stock units granted on or after January 1, 2019 to Non-Employee Directors under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2018.

(10.8)*	3M 2008 Long-Term Incentive Plan (including amendments through February 2, 2016) is incorporated by reference from our Form 10-K for the year ended December 31, 2015.
(10.9)*
Form of Stock Option Agreement for options granted to Executive Officers under the 3M 2008 Long-Term Incentive Plan, commencing February 9, 2010, is incorporated by reference from our Form 10-K for the year ended December 31, 2009.

(10.10)*	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.

(10.11)*	Amended and Restated 3M VIP Excess Plan, as amended and restated effective December 1, 2021, is incorporated by reference from our Form 10-K for the year ended December 31, 2021.
(10.12)*	Amended and Restated 3M Deferred Compensation Excess Plan, as amended and restated effective December 1, 2021, is is incorporated by reference from our Form 10-K for the year ended December 31, 2021.
(10.13)*	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.14)*	3M Annual Incentive Plan, as amended through May 8, 2023, is filed herewith.
(10.15)*	3M Executive Severance Plan, as amended through August 9, 2023, is filed herewith.
(10.16)*	3M Compensation Plan for Non-Employee Directors, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.17)*	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.18)*	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.19)*	Amendment and Restatement of 3M Compensation Plan for Non-Employee Directors as of January 1, 2019, is incorporated by reference from our Form 10-K for the year ended December 31, 2018.
(10.20)*	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2017.
(10.21)*	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.22)*	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.23)*	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-K for the year ended December 31, 2016.
(10.24)	364-day Credit Agreement as of November 10, 2022, is incorporated by reference from our Form 8-K dated November 14, 2022.
(10.25)
Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

(10.26)*
Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.27)*
Form of Stock Option Award Agreement for stock options granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.28)*
Form of Restricted Stock Unit Award Agreement for restricted stock unit awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.29)	Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated May 11, 2023.
(10.30)	Amendment No. 1, dated July 7, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated July 10, 2023.
(10.31)	Amendment No. 2, dated September 18, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated September 18, 2023.
(10.32)	Settlement Agreement (and exhibits), dated as of June 22, 2023, of 3M Company is incorporated by reference from our Form 8-K dated June 22, 2023.

(10.33)	Settlement Agreements, dated as of August 29, 2023, of 3M Company is incorporated by reference from our Form 8-K dated August 29, 2023.
(10.34)	Amendment, dated January 26, 2024, to Combat Arms Settlement Agreement dated August 29, 2023, is incorporated by reference from our Form 8-K dated January 29, 2024.
Filed herewith, in addition to items, if any, specifically identified above:

(21)	Subsidiaries of the Registrant.
(23)	Consent of independent registered public accounting firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(97)	Recoupment Policy, as adopted on May 9, 2023, is filed herewith.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) (104)	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Monish Patolawala
Monish Patolawala,
President and Chief Financial Officer
(Principal Financial Officer)
February 7, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2024.

Signature	Title
/s/ Michael F. Roman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)
/s/ Theresa E. Reinseth	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas K. Brown	Director
Audrey Choi	Director
Anne H. Chow	Director
David B. Dillon	Director
Michael L. Eskew	Director
James R. Fitterling	Director
Amy E. Hood	Director
Suzan Kereere	Director
Gregory R. Page	Director
Pedro Pizarro	Director
Thomas Sweet	Director
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