Form 10-Q
period 2024-03-31
3M CO
filed 2024-04-30
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock, $0.01 par value per share	553,361,257 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended March 31, 2024

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2024
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2024	2023
Net sales	$8,003	$8,031

Operating expenses
Cost of sales	4,329	4,613
Selling, general and administrative expenses	1,736	1,705
Research, development and related expenses	437	472
Total operating expenses	6,502	6,790
Operating income (loss)	1,501	1,241

Other expense (income), net	264	52

Income (loss) before income taxes	1,237	1,189
Provision (benefit) for income taxes	305	210
Income (loss) of consolidated group	932	979

Income (loss) from unconsolidated subsidiaries, net of taxes	1	2
Net income (loss) including noncontrolling interest	933	981

Less: Net income (loss) attributable to noncontrolling interest	5	5

Net income (loss) attributable to 3M	$928	$976

Weighted average 3M common shares outstanding — basic	555.0	552.7
Earnings (loss) per share attributable to 3M common shareholders — basic	$1.67	$1.77

Weighted average 3M common shares outstanding — diluted	555.9	553.2
Earnings (loss) per share attributable to 3M common shareholders — diluted	$1.67	$1.76
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
(Millions)	2024	2023
Net income (loss) including noncontrolling interest	$933	$981
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(208)	116
Defined benefit pension and postretirement plans adjustment	135	51
Cash flow hedging instruments	26	(24)
Total other comprehensive income (loss), net of tax	(47)	143
Comprehensive income (loss) including noncontrolling interest	886	1,124
Comprehensive (income) loss attributable to noncontrolling interest	(6)	(5)
Comprehensive income (loss) attributable to 3M	$880	$1,119
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10,911	$5,933
Marketable securities — current	60	53
Accounts receivable — net of allowances of $133 and $141	4,750	4,750
Inventories
Finished goods	2,372	2,293
Work in process	1,388	1,424
Raw materials and supplies	1,137	1,105
Total inventories	4,897	4,822
Prepaids	655	485
Other current assets	340	336
Total current assets	21,613	16,379
Property, plant and equipment	26,675	26,870
Less: Accumulated depreciation	(17,603)	(17,711)
Property, plant and equipment — net	9,072	9,159
Operating lease right of use assets	744	759
Goodwill	12,809	12,927
Intangible assets — net	4,105	4,226
Other assets	6,900	7,130
Total assets	$55,243	$50,580
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$820	$2,947
Accounts payable	3,372	3,245
Accrued payroll	607	904
Accrued income taxes	383	365
Operating lease liabilities — current	227	225
Other current liabilities	7,747	7,611
Total current liabilities	13,156	15,297
Long-term debt	20,593	13,088
Pension and postretirement benefits	2,320	2,471
Operating lease liabilities	517	534
Other liabilities	13,724	14,322
Total liabilities	50,310	45,712
Commitments and contingencies (Note 16)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - March 31, 2024: 553,361,257
Shares outstanding - December 31, 2023: 552,581,136
Additional paid-in capital	6,973	6,956
Retained earnings	37,472	37,479
Treasury stock, at cost:	(32,762)	(32,859)
Shares at March 31, 2024: 390,671,799
Shares at December 31, 2023: 391,451,920
Accumulated other comprehensive income (loss)	(6,826)	(6,778)
Total 3M Company shareholders’ equity	4,866	4,807
Noncontrolling interest	67	61
Total equity	4,933	4,868
Total liabilities and equity	$55,243	$50,580
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended March 31,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$933	$981
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	430	466
Company pension and postretirement contributions	(48)	(27)
Company pension and postretirement expense	54	37
Stock-based compensation expense	29	135
Deferred income taxes	144	(93)
Changes in assets and liabilities
Accounts receivable	(76)	(73)
Inventories	(141)	91
Accounts payable	220	36
Accrued income taxes (current and long-term)	(21)	(37)
Other — net	(757)	(241)
Net cash provided by (used in) operating activities	767	1,275

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(375)	(475)
Proceeds from sale of PP&E and other assets	21	3
Purchases of marketable securities and investments	(399)	(364)
Proceeds from maturities and sale of marketable securities and investments	388	450
Other — net	(28)	—
Net cash provided by (used in) investing activities	(393)	(386)

Cash Flows from Financing Activities
Change in short-term debt — net	(205)	—
Repayment of debt (maturities greater than 90 days)	(2,653)	(1,150)
Proceeds from debt (maturities greater than 90 days)	8,367	1,107
Purchases of treasury stock	(21)	(29)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	18	187
Dividends paid to shareholders	(835)	(827)
Other — net	(50)	(4)
Net cash provided by (used in) financing activities	4,621	(716)

Effect of exchange rate changes on cash and cash equivalents	(17)	(4)

Net increase (decrease) in cash and cash equivalents	4,978	169
Cash and cash equivalents at beginning of year	5,933	3,655
Cash and cash equivalents at end of period	$10,911	$3,824
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Notes to Consolidated Financial Statements(Unaudited)
NOTE 1. Significant Accounting Policies
Basis of Presentation: The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Annual Report on Form 10-K.
Effective in the first quarter of 2024, 3M made certain changes within its business segments. The changes are described in Note 17. While they impacted the composition and names of certain divisions within 3M's business segments, they did not change the overall composition of segments or the measure of segment operating performance used by 3M’s chief operating decision maker (CODM). 3M's disclosed disaggregated revenue was also updated as a result of these changes (see Note 2). Information provided herein reflects the impact of these changes for all periods presented.
New Accounting Pronouncements: Refer to Note 1 to the Consolidated Financial Statements in 3M’s 2023 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
Relevant New Standards Issued Subsequent to Most Recent Annual Report
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require a registrant to disclose information in annual reports and registration statements about climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The information would include disclosure of a registrant's greenhouse gas emissions. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. Annual disclosure requirements would be effective for 3M as early as the fiscal year beginning January 1, 2025. However, in April 2024, the SEC voluntarily stayed the final rules pending certain legal challenges. The Company is evaluating the impact of these rules on its disclosures.

NOTE 2. Revenue
Contract Balances: Deferred revenue primarily relates to revenue that is recognized over time for one-year software license contracts. Deferred revenue (current portion) as of March 31, 2024 and December 31, 2023 was $565 million and $572 million, respectively. Approximately $210 million of the December 31, 2023 balance and $200 million of the December 31, 2022 balance was recognized as revenue during the three months ended March 31, 2024 and 2023, respectively.
Operating Lease Revenue: Net sales includes rental revenue from durable medical devices as part of operating lease arrangements (reported within the Medical Surgical Division), which was $139 million and $139 million during the three months ended March 31, 2024 and 2023, respectively.
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended March 31,
Net Sales by Division (millions)	2024	2023
Abrasives	$328	$341
Automotive Aftermarket	306	312
Electrical Markets	311	324
Industrial Adhesives and Tapes	518	516
Industrial Specialties Division	284	308
Personal Safety	857	868
Roofing Granules	128	110
Total Safety and Industrial Business Segment	2,732	2,779

Advanced Materials	263	301
Automotive and Aerospace	506	462
Commercial Branding and Transportation	610	615
Electronics	725	672
Total Transportation and Electronics Business Segment	2,104	2,050

Health Information Systems	300	300
Medical Surgical (MedSurg)	1,123	1,123
Dental Solutions	335	341
Purification and Filtration	245	232
Other Health Care	14	14
Total Health Care Business Group	2,017	2,010

Consumer Safety and Well-Being	266	270
Home and Auto Care	305	318
Home Improvement	330	341
Packaging and Expression	239	263
Total Consumer Business Group	1,140	1,192

Corporate and Unallocated	10	—
Total Company	$8,003	$8,031

	Three months ended March 31,
Net Sales by Geographic Area (millions)	2024	2023
Americas	$4,375	$4,399
Asia Pacific	2,106	2,180
Europe, Middle East and Africa	1,522	1,452
Worldwide	$8,003	$8,031
Americas included United States net sales to customers of $3.6 billion and $3.6 billion for the three months ended March 31, 2024 and 2023, respectively.

NOTE 3. Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K for more information on relevant pre-2024 divestitures.
Previously Announced Divestitures: On April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. This spin-off transaction was intended to be tax-free for U.S. federal income tax purposes. On the April 1, 2024 distribution date, each 3M stockholder of record received one share of Solventum common stock for every four shares of 3M common stock held. As a result of the Separation, Solventum became an independent public company whose common stock is listed under the symbol “SOLV” on the New York Stock Exchange and 3M will no longer consolidate Solventum into 3M’s financial results. 3M expects, after completion of accounting for the transaction, to retain approximately $7.7 billion of the proceeds from Solventum's debt and term loan issuances (see Note 11), while the obligations for repayment of those underlying borrowings remained with Solventum after the Separation. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation will be reported in 3M's consolidated financial statements as discontinued operations beginning in the second quarter of 2024. 3M will prospectively measure, at fair value on a recurring basis, its retained equity ownership interest of approximately 19.9% in Solventum common stock, with related earnings impact from changes in value being recognized in continuing operations. 3M expects to monetize its stake in Solventum over time. The Company entered into various agreements to effect the Separation and provide for the relationship between 3M and Solventum, including, among others, a separation and distribution agreement, a tax matters agreement, and a transition services agreement, as well as certain commercial agreements.
With respect to the business above, operating income information of the Health Care business segment, is included in Note 17.
NOTE 4. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Health Care	Consumer	Total Company
Balance as of December 31, 2023	$4,542	$1,512	$6,603	$270	$12,927
Translation and other	(33)	(7)	(71)	(7)	(118)
Balance as of March 31, 2024	$4,509	$1,505	$6,532	$263	$12,809
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of March 31, 2024, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	March 31, 2024	December 31, 2023
Customer related	$4,061	$4,073
Patents	419	420
Other technology-based	2,075	2,077
Definite-lived tradenames	1,165	1,166
Other	75	78
Total gross carrying amount	7,795	7,814

Accumulated amortization — customer related	(2,009)	(1,966)
Accumulated amortization — patents	(418)	(419)
Accumulated amortization — other technology-based	(1,222)	(1,178)
Accumulated amortization — definite-lived tradenames	(591)	(575)
Accumulated amortization — other	(56)	(57)
Total accumulated amortization	(4,296)	(4,195)

Total finite-lived intangible assets — net	3,499	3,619

Indefinite lived intangible assets (primarily tradenames)	606	607
Total intangible assets — net	$4,105	$4,226
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.

Amortization expense follows:

	Three months ended March 31,
(Millions)	2024	2023
Amortization expense	$114	$122
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2024 follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$339	$422	$417	$393	$366	$329	$1,233
3M expenses the costs incurred to renew or extend the term of intangible assets.
NOTE 5. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, in the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected to impact approximately 8,500 positions worldwide with an expected pre-tax charge of $700 million to $900 million over that period. During 2023, management approved and committed to undertake associated actions resulting in a 2023 pre-tax charge of $437 million. In the first quarter of 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 500 positions resulting in a pre-tax charge of $104 million. Since its beginning in 2023 through committed first quarter 2024 actions, this initiative has impacted approximately 6,500 positions worldwide. Remaining activities related to the restructuring actions approved and committed through March 31, 2024 under this initiative are expected to be completed in 2025. 3M expects to commit to further actions under this initiative.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

	Three months ended March 31,
(Millions)	2024	2023
Cost of sales	$2	$16
Selling, general and administrative expenses	92	32
Research, development and related expenses	10	4
Total operating income impact	$104	$52
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended March 31,
	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related
Safety and Industrial	$26	$20	$46	$10
Transportation and Electronics	9	15	24	12
Health Care	7	14	21	2
Consumer	5	8	13	3
Corporate and unallocated	—	—	—	25
Total operating expense	$47	$57	$104	$52
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Accrued restructuring action balance as of December 31, 2023	$99	$—	$99
Incremental expense incurred in the first quarter of 2024	47	57	104
Non-cash changes	—	(57)	(57)
Adjustments	11	—	11
Cash payments	(53)	—	(53)
Accrued restructuring action balance as of March 31, 2024	$104	$—	$104

2023 to 2025 PFAS Exit Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025. In 2023, 3M management approved and committed to undertake certain related workforce actions resulting in a pre-tax charge of $64 million primarily impacting cost of sales. In the first quarter of 2024, management approved and committed to undertake additional related workforce actions impacting approximately 20 positions resulting in a 2024 pre-tax charge of $4 million primarily impacting cost of sales. These charges are reflected within the Transportation and Electronics business segment. This initiative, beginning in 2023 through committed first quarter 2024 actions, has impacted approximately 570 positions worldwide. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2023	$60
Incremental expense incurred in the first quarter of 2024	4
Cash payments	(13)
Accrued restructuring action balance as of March 31, 2024	$51
NOTE 6. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

	Three months ended March 31,
(Millions)	2024	2023
Interest expense	$385	$123
Interest income	(110)	(40)
Pension and postretirement net periodic benefit cost (benefit)	(11)	(31)
Total	$264	$52
Interest expense includes $181 million and $123 million during the three months ended March 31, 2024 and 2023, respectively, related to outstanding debt. Beginning in the second quarter of 2023, interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 16). In the first quarter of 2024, 3M incurred $44 million of interest expense associated with the debt issued by Solventum prior to the Separation discussed in Note 3 and further discussed in Note 11.
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 12 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).

NOTE 7. Supplemental Equity and Comprehensive Income (Loss) Information
Cash dividends declared and paid totaled $1.51 and $1.50 per share for the first quarter of 2024 and 2023, respectively.
The table below presents the consolidated changes in equity for three months ended March 31, 2024 and 2023:

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income (loss)	933		928			5
Other comprehensive income (loss), net of tax	(47)				(48)	1
Dividends declared	(835)		(835)
Stock-based compensation	17	17
Reacquired stock	(21)			(21)
Issuances pursuant to stock option and benefit plans	18		(100)	118
Balance at March 31, 2024	$4,933	$6,982	$37,472	$(32,762)	$(6,826)	$67

Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income	981		976			5
Other comprehensive income (loss), net of tax	143				143	—
Dividends declared	(827)		(827)
Stock-based compensation	125	125
Reacquired stock	(29)			(29)
Issuances pursuant to stock option and benefit plans	188		(133)	321
Balance at March 31, 2023	$15,351	$6,825	$47,966	$(32,963)	$(6,530)	$53
The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for three months ended March 31, 2024 and 2023:

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(253)	67	61	(125)
Amounts reclassified out	57	96	(27)	126
Total other comprehensive income (loss), before tax	(196)	163	34	1
Tax effect (1)	(13)	(28)	(8)	(49)
Total other comprehensive income (loss), net of tax	(209)	135	26	(48)
Balance at March 31, 2024, net of tax:	$(2,715)	$(4,083)	$(28)	$(6,826)

Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	105	—	6	111
Amounts reclassified out	—	64	(41)	23
Total other comprehensive income (loss), before tax	105	64	(35)	134
Tax effect (1)	11	(13)	11	9
Total other comprehensive income (loss), net of tax	116	51	(24)	143
Balance at March 31, 2023, net of tax:	$(2,712)	$(3,787)	$(31)	$(6,530)
(1) Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended March 31,
(millions)	2024	2023
Cumulative Translation Adjustment	—	—
Defined benefit pension and postretirement plans adjustment	(13)	(13)
Cash flow hedging instruments, unrealized gain/loss	6	10

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
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income (loss) include:
•Cumulative translation adjustment: amounts were reclassified into selling, general and administrative expense. In 2024, this was associated with country exits as part of streamlining 3M’s geographic footprint (see Note 5).
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 12).
•Cash flow hedging instruments, unrealized gain (loss): foreign currency forward/option contacts amounts were reclassified into cost of sales; interest rate contract amounts were reclassified into interest expense (see Note 14).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.
NOTE 8. Income Taxes
The effective tax rate for the first quarter of 2024 was 24.7 percent, an increase from 17.7 percent in the prior year. The primary factors that increased the Company's effective tax rate for first quarter 2024 were nonrecurring deferred tax benefits in 2023 as compared to 2024's decreased tax benefits related to significant litigation and stock-based compensation, as well as tax costs of entity structuring associated with the separation of Solventum.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2024 and December 31, 2023 are $883 million and $884 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
As of March 31, 2024 and December 31, 2023, the Company had valuation allowances of $703 million and $706 million on its deferred tax assets, respectively.
In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on 3M's first quarter 2024 results. While 3M is monitoring developments and evaluating the potential impact on future periods, 3M does not expect Pillar Two to have a significant impact on its 2024 financial results.
NOTE 9. Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 32.8 million and 35.6 million average options for the three months ended March 31, 2024 and 2023, respectively. The computations for basic and diluted earnings per share follow:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2024	2023
Numerator:
Net income (loss) attributable to 3M	$928	$976

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	555.0	552.7
Dilution associated with stock-based compensation plans	0.9	0.5
Denominator for weighted average 3M common shares outstanding – diluted	555.9	553.2

Earnings (loss) per share attributable to 3M common shareholders – basic	$1.67	$1.77
Earnings (loss) per share attributable to 3M common shareholders – diluted	$1.67	$1.76

NOTE 10. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2024	December 31, 2023
Certificates of deposit/time deposits	$56	$49
U.S. municipal securities	4	4
Current marketable securities	60	53

U.S. municipal securities	20	20
Non-current marketable securities	20	20

Total marketable securities	$80	$73
At March 31, 2024 and December 31, 2023, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at March 31, 2024 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$60
Due after one year through five years	11
Due after five years through ten years	9
Total marketable securities	$80
NOTE 11. Long-Term Debt and Short-Term Borrowings
2023 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 13 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K.
The Company had no commercial paper outstanding at March 31, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
In the first quarter of 2024, Solventum, prior to the Separation discussed in Note 3, issued a total of $8.4 billion in aggregate principal amount of senior unsecured debt and term loans comprised of:
•$6.9 billion in aggregate principal amount of senior unsecured debt comprised of $1 billion of 5.45% notes due 2027, $1.5 billion of 5.40% notes due 2029, $1.0 billion of 5.45% notes due 2031, $1.65 billion of 5.60% notes due 2034, $1.25 billion of 5.90% due 2054, and $0.5 billion of 6.0% notes due 2064.
•$1.5 billion in aggregate principal amount of variable rate term loans initially at 6.79%, of which $0.5 billion is due in 2025 and $1.0 billion is due in 2027.
Also during the first quarter of 2024, Solventum further entered into a revolving credit facility of $2 billion which was undrawn as of March 31, 2024. These Solventum items were guaranteed by 3M until the completion of the Separation on April 1, 2024 and obligations under these notes, loans and facilities became the sole responsibility of Solventum after the Separation.
In February 2024, 3M repaid $1.1 billion aggregate principal amount of medium-term notes that matured.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2024. Note, as discussed above, obligations associated with Solventum's borrowings remained with Solventum after the April 1, 2024 Separation. The maturities of long-term debt for the periods subsequent to March 31, 2024 are as follows (in millions):

	Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
Debt issued by 3M	$53	$1,868	$1,545	$847	$818	$1,790	$6,171	$13,092
Debt issued by Solventum	—	499	—	1,972	—	1,485	4,347	8,303

NOTE 12. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2024 and 2023 follow:

	Three months ended March 31,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$37	$43	$21	$19	$7	$6
Non-operating expense
Interest cost	160	166	54	55	22	22
Expected return on plan assets	(237)	(244)	(87)	(75)	(19)	(19)
Amortization of transition asset	—	—	1	—	—	—
Amortization of prior service benefit	(4)	(6)	1	1	(6)	(8)
Amortization of net actuarial loss	95	73	3	2	6	2
Total non-operating expense (benefit)	14	(11)	(28)	(17)	3	(3)
Total net periodic benefit cost (benefit)	$51	$32	$(7)	$2	$10	$3
For the three months ended March 31, 2024 contributions totaling $45 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M does not expect the previously disclosed range of $100 million to $200 million of expected 2024 cash contributions to its U.S. and international retirement plans to be materially impacted by the April 1, 2024 separation of Solventum (see Note 3). 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
As of March 31, 2024, 3M transferred eligible U.S. Solventum employees and retirees to new U.S. defined benefit pension and postretirement plans with the same benefits of their current plans. The transfer required remeasurement of the plans prior to the calculation of this split. The net impact of the remeasurement was a decrease of approximately $70 million in the non-current liability for pension and postretirement benefits (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using March 31, 2024 market conditions and calculated using the same methodology as disclosed in Note 14 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K. All other assumptions were consistent with the December 31, 2023 disclosures. Using this methodology, the Company determined a discount rate of 5.22% for the U.S. pension plans and 5.19% for the U.S. postretirement benefit plans as of March 31, 2024, which are increases of 0.24 percentage points and 0.25 percentage points, respectively, from the rates used as of December 31, 2023. This remeasurement did not impact consolidated income for the three months ended March 31, 2024, but will impact net periodic benefit cost for the remainder of 2024. As of March 31, 2024, there were several small international pension plans remeasured for purposes of transferring Solventum employees to new pension plans, the impact of which was not material.
NOTE 13. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of March 31, 2024 and December 31, 2023 were approximately $280 million and $270 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.

NOTE 14. Derivatives
The Company uses interest rate swaps and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. Note 16 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of nonderivative hedging and derivative instruments is included in Note 7.
•Fair value of derivative instruments is included in Note 15.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 13 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K.
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
Cash Flow Hedges: As of March 31, 2024, the Company had a balance of $28 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $85 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of March 31, 2024 of the total after-tax net unrealized balance as of March 31, 2024, 3M expects to reclassify approximately $44 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended March 31,
(Millions)	2024	2023
Foreign currency forward/option contracts	$61	$6
Fair Value Hedges: The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

Location on the Consolidated Balance Sheet (Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Long-term debt	$907	$918	$(96)	$(84)
Net Investment Hedges: At March 31, 2024, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2024 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
	Three months ended March 31,
(Millions)	2024	2023
Foreign currency denominated debt	$43	$(43)
Foreign currency forward contracts	3	(2)
Total	$46	$(45)

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
Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Three months ended March 31,
	Cost of sales		Other expense (income), net
(Millions)	2024	2023	2024	2023
Total consolidated financial statement line item amount	$4,329	$4,613	$264	$52
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	(29)	(43)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	(11)	12
Derivatives designated as hedging instruments	—	—	11	(12)

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as instruments:
Foreign currency forward/option contracts	5	(8)	2	26
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$2,070	$2,109	Other current assets	$80	$68	Other current liabilities	$7	$27
Foreign currency forward/option contracts	253	342	Other assets	11	11	Other liabilities	2	5
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	99	88
Total derivatives designated as hedging instruments				91	79		108	120

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	861	1,023	Other current assets	2	5	Other current liabilities	6	7
Total derivatives not designated as hedging instruments				2	5		6	7

Total derivative instruments				$93	$84		$114	$127

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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
(Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives subject to master netting agreements	$93	$84	$15	$30	$78	$54
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
(Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives subject to master netting agreements	$114	$127	$15	$30	$99	$97
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income by approximately $26 million and increased pre-tax income by approximately $36 million for the three months ended March 31, 2024 and 2023, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 15. Fair Value Measurements
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Refer to Note 17 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.
The following table provide information by level for assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets:
Available-for-sale:
Marketable securities:
Certificates of deposit/time deposits	$56	$49	$—	$—	$56	$49	$—	$—
U.S. municipal securities	24	24	—	—	—	—	24	24
Derivative instruments — assets:
Foreign currency forward/option contracts	93	84	—	—	93	84	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	15	39	—	—	15	39	—	—
Interest rate contracts	99	88	—	—	99	88	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 14 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for first quarters of 2024 and 2023.
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

	March 31, 2024		December 31, 2023
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$20,593	$19,267	$13,088	$11,859
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
Impact of Solventum Spin-Off: On April 1, 2024, the Company completed the planned spin-off of its Health Care business, known as Solventum, as an independent company. Concurrent with the spin-off, the Company and Solventum entered into various agreements, including transition agreements and a separation and distribution agreement that, among other things, identified the assets to be transferred, the liabilities to be assumed, indemnification and defense obligations, and the contracts to be transferred to Solventum and 3M as part of the spin-off. In general, and except as noted below and as set forth in the separation and distribution agreement, certain liabilities related to Solventum or the assets that are transferred to Solventum in connection with the spin-off will be retained by or transferred to Solventum.
The separation and distribution agreement governs the allocation of liabilities related to PFAS (as defined below) between the Company and Solventum, which liabilities will not be subject to the general allocation principles otherwise set forth in the separation and distribution agreement. The Company will retain all PFAS-related liabilities resulting from the business, operations, and activities of (x) the Company’s business (as defined in the separation and distribution agreement) and (y) Solventum’s business (as defined in the separation and distribution agreement) prior to April 1, 2024. Solventum will retain liability for all PFAS-related liabilities resulting from the business, operations, and activities of its business at or after April 1, 2024, other than liabilities from product claims alleging harm from the presence of PFAS in certain products of Solventum’s business sold at or after April 1, 2024, and prior to January 1, 2026 (subject to exceptions described in further detail below). The Company will retain liabilities related to site-based PFAS contamination at any real property owned, leased or operated by the Company and liabilities for site-based PFAS contamination arising from third-party claims at sites allocated to the Solventum group in the separation to the extent such liabilities relate to PFAS contamination existing at or prior to April 1, 2024. Solventum assumes PFAS liabilities from the Solventum sites to the extent resulting from an action taken by any member of the Solventum group following April 1, 2024 or from any failure by Solventum following April 1, 2024, to use commercially reasonable efforts that are consistent with then-current industry standards to avoid contamination. The Company will also retain PFAS liabilities for product claims (x) arising from the Company’s products, (y) arising from Solventum’s products sold prior to April 1, 2024, and (z) arising from certain products sold by Solventum at or after April 1, 2024, and prior to January 1, 2026 (subject to the exceptions described below). Clause (z) in the immediately preceding sentence will not extend to PFAS liabilities for product claims resulting from (i) new products introduced by Solventum following April 1, 2024, that contain or are enabled by PFAS that is not supplied by the Company, (ii) products that are modified by Solventum after April 1, 2024, to add, contain or become enabled by PFAS that is not supplied by the Company, or with respect to which any modification made after April 1, 2024, in the formulation or production of the product that changes the amount or type of PFAS contained in the product or the amount or type of PFAS enabling the product, in each case from and after the date of such modification, (iii) PFAS that is added to a Solventum product after it is sold by Solventum and (iv) PFAS that has accumulated in or on a Solventum product as a result of the use of the product (whether or not the product is being used as directed), including through filtration, purification or similar application. Solventum will be responsible for the maintenance of certain PFAS containment measures at its properties after the effective time of the distribution. In addition, and consistent with the allocation described above, the Company will retain specifically identified PFAS-related liabilities, including those resulting from specified PFAS-related litigation matters and liabilities under the Company’s settlement agreement with public water systems in the United States, as described below.
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation: As of March 31, 2024, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,060 individual claimants, compared to approximately 4,042 individual claimants with actions pending December 31, 2023.
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

The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The Company expects that the filing of claims in the future will continue to be at much lower levels than in the past. Accordingly, the number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, will represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in seventeen of the eighteen cases tried to a jury (including the lawsuits described below). In 2018, 3M received a jury verdict in its favor in two lawsuits – one in California state court in February and the other in Massachusetts state court in December – both involving allegations that 3M respirators were defective and failed to protect the plaintiffs against asbestos fibers. In April 2018, a jury in state court in Kentucky found 3M’s 8710 respirators failed to protect two coal miners from coal mine dust and awarded compensatory damages of approximately $2 million and punitive damages totaling $63 million. In August 2018, the trial court entered judgment and the Company appealed. In 2019, the Company settled a substantial majority of the then-pending coal mine dust lawsuits in Kentucky and West Virginia for $340 million, including the jury verdict in April 2018 in the Kentucky case mentioned above, and the appeal was dismissed. In October 2020, 3M defended a respirator case before a jury in King County, Washington, involving a former shipyard worker who alleged 3M’s 8710 respirator was defective and that 3M acted negligently in failing to protect him against asbestos fibers. The jury delivered a complete defense verdict in favor of 3M, concluding that the 8710 respirator was not defective in design or warnings and any conduct by 3M was not a cause of plaintiff’s mesothelioma. The plaintiff appealed the verdict. In May 2022, the First Division intermediate appellate court in Washington affirmed in part and reversed in part 3M’s trial victory, concluding that the trial court misapplied Washington law in instructing the jury about factual causation. The Washington Supreme Court declined to review the matter. More recently, in November 2023, a jury in Hawaii delivered a complete defense verdict in favor of 3M, concluding that 3M’s 8710 respirator was not a cause of plaintiff’s mesothelioma. In addition, in February 2024, a jury in Kentucky delivered a complete defense verdict in favor of 3M, concluding that 3M’s 8710 and 8210 respirators that the plaintiff claims to have used were not defective. In April 2024, another jury in Kentucky returned a complete defense verdict in 3M's favor and concluded that 3M's 8710 respirator that the plaintiff claims to have used was not defective.
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants. In the second half of 2020 and into 2021, the Company experienced an increase in the number of cases filed that allege injuries from exposures to coal mine dust, but the rate of coal mine dust-related case filings decelerated in 2022 and continues to stay significantly lower than in 2021. 3M moved two cases involving over 400 plaintiffs to federal court based on, among others, the Class Action Fairness Act. The federal district court remanded the cases to state court. In March 2023, the Sixth Circuit Court of Appeals granted 3M's petition to review the remand order, and in April 2023 reversed the district court's remand order; accordingly, those cases will remain in federal court.
As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s respirators. In April 2024, the court set a trial date for the unfair trade practices claims in December 2024. An expert witness retained by the State has estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss given the lack of any meaningful discovery responses by the State of West Virginia as to key issues, and the assertions of claims against two other manufacturers where a defendant’s share of liability may turn on the law of joint and several liability and by the amount of fault, if any, a factfinder may allocate to each defendant if the case were ultimately tried.

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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first quarter of 2024 for respirator mask/asbestos liabilities by $7 million. In the first quarter of 2024, the Company made payments for legal defense costs and settlements of $23 million related to the respirator mask/asbestos litigation. As of March 31, 2024, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $558 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of March 31, 2024, the Company had an immaterial receivable for insurance recoveries related to the respirator mask/asbestos litigation. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
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

As of March 31, 2024, the Company, through its Aearo subsidiary, had accruals of $54 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, regulatory approval, customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing materials manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M, used in current 3M products or generated as byproducts or degradation products from certain 3M production processes. Finally, in certain jurisdictions, legislation is being considered that, if enacted, might authorize the recovery from individuals or entities costs alleged to have been imposed on the jurisdiction's healthcare system, as well as related costs. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
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
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts per billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries. A majority of Member States have implemented the EU Directive. Some Member States, including Germany, adopted more restrictive limits for certain PFAS substances.
Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority.
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
Short-chain PFAS compounds in wastewater:
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
During 2022, 3M Belgium identified certain short chain PFAS compounds in the wastewater from the Zwijndrecht facility and shared the results with the Inspectorate. The compounds at issue did not have specific discharge limits in the applicable wastewater discharge permit, however according to Belgian authorities a special condition in the environmental permit prohibits detectable discharge of PFAS compounds that do not have a specific discharge limit in the permit. In December 2022, 3M Belgium received an official infraction report from the Flemish Environmental Inspectorate regarding the discharge of certain short chain PFAS compounds in wastewater from the Zwijndrecht facility. Moreover, 3M Belgium instituted a capturing process to reduce or prevent wastewaters containing short chain PFAS identified in the infraction report from entering the treatment system or its discharge. 3M Belgium notified the Inspectorate that complying with the special condition would mean ceasing the legally required extraction and treatment of contaminated groundwater. The Inspectorate acknowledged this fact but insisted that 3M Belgium continue to extract and treat groundwater. Groundwater treatment continues, and 3M Belgium will continue its efforts to comply with the special condition and to minimize discharge of all PFAS, including the PFAS identified in the infraction report.

In February 2023, 3M Belgium applied for a modification of the water discharge permit to add parameters for certain short chain PFAS. In September 2023, the permitting authority rejected the application to add the additional short chain PFAS to 3M Belgium's discharge permit. 3M Belgium has appealed this decision. In February 2024, 3M Belgium submitted a new permit application which includes ultra-short chain PFAS under the plant’s integrated environmental permit. In turn, 3M Belgium withdrew its appeal of the rejection of the previously submitted permit modification. A negative development relating to the facility's integrated environmental permit could have an adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities. 3M Belgium cannot at this time predict whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, will meet any discharge limits imposed with respect to manufacturing at the Zwijndrecht facility.
Safety measure – emissions:
As previously disclosed, in October 2021, the Flemish environmental enforcement agency issued a safety measure prohibiting, with limited exceptions, all emissions of all forms of PFAS from the facility unless specifically approved on a process-by-process basis. 3M Belgium appealed the safety measure to the Belgian Council of State, while also complying with the safety measure by idling the affected production at the facility. The agency subsequently clarified that the safety measure also applies to release of PFAS into water, and as such, reviews have been expanded as requested. In mid-2022 Flemish authorities approved the restart of key production processes. 3M Belgium continued to conduct required monitoring and reporting activities. In September 2022, the environmental enforcement agency issued an infraction report alleging that 3M Belgium had not "fully complied" with the safety measure in the operation of certain production lines because it had not received a required report regarding safety of the operation. These reports were submitted in late 2023.
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
In the third quarter of 2023, Flemish authorities responsible for maintaining oversight of 3M Belgium's operations at the Zwijndrecht facility requested analyses of the projected cumulative impacts of continued PFAS-related manufacturing (rather than the analysis previously accepted on a process-by-process basis). In September 2023, the authorities expressed concerns based upon new information from the process identified in the September 2022 infraction report and stated their intention to investigate compliance with the safety measure further. As previously disclosed in the Company’s Form 8-K, on September 22, 2023, 3M Belgium idled all PFAS manufacturing processes at the Zwijndrecht facility as instructed by the Flemish authorities.
Subsequently, in September 2023, the Environmental Inspectorate issued an infraction report to 3M Belgium and instructed 3M Belgium to discontinue PFAS-related operations until specifically authorized to continue. 3M Belgium complied and then submitted a plan to accelerate the phase out of its PFAS-related production processes at the Zwijndrecht site. In December 2023, Flemish authorities gave 3M Belgium approval to complete a PFAS-related production process for existing raw materials. In January 2024, 3M Belgium also received approval from the relevant Flemish authorities to process existing quantities of intermediate and byproduct materials at the facility.
Soil remediation and environmental law compliance
Flemish government actions and Remediation Agreement. As previously disclosed, in September 2021, the Flemish Region issued a notice of default alleging violations of environmental laws and seeking PFAS-related information, indemnity and a remediation plan for soil and water impacts due to PFAS originating from the Zwijndrecht facility. 3M responded to the notice of default, announced plans to invest in actions related to the Zwijndrecht community and, in July 2022, 3M Belgium and the Flemish Government announced an agreement (the “Remediation Agreement”) in connection with the Zwijndrecht facility. Pursuant to the Remediation Agreement, 3M Belgium, among other things, committed an aggregate of €571 million, including enhancements to site discharge control technologies, support for qualifying local commercial farmers impacted by restrictions on sale of agricultural products, ongoing off-site descriptive soil investigation, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending litigation and providing certain releases of liability for 3M Belgium, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry, as specified in the agreement. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022.
Soil remediation. Consistent with Flemish environmental law, descriptive soil investigations (“DSI”) have been carried out to assess areas of potential PFAS contamination that may require remediation. An accredited third-party soil remediation expert has conducted these DSIs.

3M Belgium submitted a consolidated DSI for long-chain PFAS in December 2023, as required, and is developing an additional DSI relating to short-chain PFAS. The accredited third-party soil remediation expert is developing a Remedial Action Plan based on the Flemish authorities' validation of the consolidated DSI submitted in December 2023.
3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish conditional obligations within 5 kilometers of Zwijndrecht and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. In September 2023, the Flemish government submitted its response to the petition. 3M Belgium filed its final submission responding to the Flemish government’s arguments in November 2023. Various parties purporting to have an interest in the proceeding, including the government of the Netherlands, have intervened and have submitted arguments supporting the Site Decision.
In July 2023, the Flemish government approved another executive action establishing a temporary action framework that sets soil and groundwater values for evaluation of remediation of PFAS. While the full impact of the temporary action framework remains to be determined, its use of the values in the EU Drinking Water Directive for remediation of groundwater, regardless of whether the groundwater would be used for drinking water, may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In December 2023, 3M Belgium submitted a petition for annulment of the temporary action framework to the Belgian Council of State.
In March 2024, an entity involved in construction of the Oosterweel Project delivered a Notice of Default to 3M Belgium alleging entitlement to compensation or actions by 3M Belgium. 3M Belgium is assessing the notice and cannot at this time predict the outcome of this notice.
Various additional proposed amendments to the Flemish Soil Decree are pending, including a proposal to allow OVAM to require financial security for remediation work and a proposal to impose a percentage of the cost of remediating river sediment on various parties while requiring financial assurance for such work.
Pending or potential litigation and investigations
Litigation.
Belgium. As of March 31, 2024, a total of sixteen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction. In December 2023, 3M Belgium, 3M Company and several additional 3M entities were named in a lawsuit naming approximately 1,400 individuals as plaintiffs. The suit involves claims for defective products, liability for unlawful acts, and alleges liability of 3M entities as directors and/or shareholders of 3M Belgium, among other claims. An introductory hearing in the case is set for later in 2024.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site. Approximately 1,400 individuals have petitioned to intervene in a second "follow-on action" alleging primarily nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. A hearing in the case is scheduled for November 2024.
The Netherlands. In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium has met, and intends to continue to meet, with representatives of the Dutch government to discuss the notice and with parties the Dutch government may represent.
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS.
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
With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of four PFAS - PFHxS, PFNA, HFPO-DA and PFBS - in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States will have five years to meet the limits.
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
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. In addition, EPA published an Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, perfluorohexanoic acid ("PFHxA"), PFDA and their precursor compounds as well as the precursor compounds of PFOS and PFOA, for public comment in April 2023 and the Company submitted comments to the proposal in August 2023.
In February 2024, EPA proposed two rules under the Resource Conservation and Recovery Act (“RCRA”). One of the proposed rules would list nine PFAS (PFOA, PFOS, PFBS, Gen-X, PFHxA, PFHxS, PFNA, PFDA, and PFBA) and their salts and structural isomers as hazardous constituents under RCRA. The other proposed rule would expand the definition of hazardous waste subject to corrective action under RCRA. The Company submitted comments on both proposed rules.
As a result of the CERCLA designation of PFOA and PFOS, and to the extent EPA finalizes additional proposals related to PFAS, 3M may be required to undertake additional investigative or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for claims seeking contribution to clean-up costs other entities might have.
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
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added 189 PFAS compounds to the list of substances that must be included in TRI reports as of July 2021. In October 2023, EPA finalized a rule that requires TRI reporting of de minimis uses of TRI-listed PFAS.
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
In March 2024, EPA issued a TSCA test order requiring two manufacturers, including 3M, to conduct certain health and safety testing on NMeFOSE, a PFAS substance.

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
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court, which has ordered supplemental briefing.
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
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County draws its drinking water. Defendants' joint motion to dismiss was denied in December 2022, and defendants' petition for mandamus with the Supreme Court of Alabama was denied in September 2023. The case is in active discovery.

In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. Defendants filed a joint motion to dismiss in March 2023. This case is in active discovery. Also in February 2023, two individuals who opted out of an earlier class settlement filed suit in Alabama state court against 3M, alleging PFAS contamination of their property resulting from 3M’s operations in Decatur. 3M removed the case to federal court and answered the complaint in March 2023. The case is set for trial in November 2024.
Since December 2023, 26 plaintiffs have filed six personal injury actions against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur. 3M has removed these cases to federal court, where it is seeking transfer to the Aqueous Film Forming Foam (AFFF) federal Multi-District Litigation (MDL). Plaintiffs have moved to remand four of the cases back to state court.
State Attorneys General Litigation Related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal MDL court in South Carolina regarding AFFF, described further below. The lawsuits generally seek on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
There are also multiple state attorneys general lawsuits that are proceeding outside the AFFF MDL, as described below.
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. The Court has directed the parties to select a trial date in April 2025.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The Company recently removed the other case to federal court and attempted to transfer it to the AFFF MDL, which was denied at this juncture in the litigation. In March 2023, the federal judge granted the state’s motion to remand the case back to state court. 3M has appealed that decision and oral argument was held in October 2023. Limited discovery is progressing in state court while the appeal remains pending.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. In late 2022, the complaint was amended to add claims related to PFBS and HFPO-DA and its salts ("GenX") and to add a claim under Vermont’s Waste Management Act, which had been amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). The case was removed to federal court in January 2024. Prior to the filing of that Notice, the suit was proceeding in state court, and the court had set a trial-ready date in March 2025. In October 2023, the State issued a letter to 3M and another entity requesting that an environmental investigation be conducted at the site of a facility in Rutland, Vermont that 3M owned from approximately 1955 until 1975. 3M responded to the State in November 2023. In December 2023, 3M removed the case to federal court. The State filed a motion for remand, which was granted in an order dated April 12, 2024.
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
Two other suits filed by the Illinois Attorney General in 2023 alleging statewide PFAS contamination have been removed to federal court and transferred to the AFFF MDL.

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
Maryland. In May 2023, Maryland’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. 3M has also removed the “non-AFFF” case to federal court. 3M’s motion to transfer the “non-AFFF” case to the MDL was denied and the state’s motion to remand the case back to state court was granted. 3M has filed a notice of appeal of the remand decision.
South Carolina. In August and October 2023, South Carolina's Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from non-AFFF products and AFFF, respectively. 3M removed both cases from state court directly to the AFFF MDL in federal court. In February 2024, the MDL judge granted the State's motion to remand the non-AFFF lawsuit to state court. 3M has filed a notice of appeal of the remand decision.
Connecticut. In January 2024, Connecticut’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. 3M has also removed the non-AFFF case to federal court.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of March 31, 2024, approximately 7,844 lawsuits (including approximately 50 putative class actions and 746 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use have been filed against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
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
In the MDL, there are cases filed by approximately 735 public water systems ("PWS"). These include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains a number of cases with allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by approximately 35 public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as mediator.

On June 22, 2023, 3M entered into a class-action settlement to resolve a wide range of drinking water claims by public water systems in the United States (“PWS Settlement”), which was approved by the court in March 2024. The PWS Settlement will take effect shortly after the final approval order is no longer subject to potential appeal. Eligible class members are United States public water systems as defined in the PWS Settlement. The PWS Settlement resolves the portion of the MDL that involves PWS drinking water claims in the United States by providing funding for treatment technologies to eligible PWS that have tested positive for PFAS, funding for future testing, and funding for eligible systems that test positive in the future. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses.
Under the PWS Settlement, class members agreed to release 3M from any claim arising out of, relating to, or involving (i) PFAS that has entered or may enter drinking water or the class member’s water system; (ii) the development, manufacture, formulation, distribution, sale, transportation, storage, loading, mixing, application, or use of PFAS or any product (including AFFF) manufactured with or containing PFAS; (iii) the transport, disposal, or arrangement for disposal of PFAS-containing waste or PFAS-containing wastewater, or a class member’s use of PFAS-containing water for irrigation or manufacturing; or (iv) representations about PFAS or any product (including AFFF) manufactured with or containing PFAS. The PWS Settlement also requires class members to release punitive- or exemplary-damages claims that arise out of conduct occurring at least in part before the PWS Settlement’s effective date and that relate to PFAS, or any product (including AFFF) manufactured with or containing PFAS.
If all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to the cities of Stuart, Rome and Middlesex (as discussed below), calls for 3M to make payments from 2023 through 2036. The actual amounts that 3M will pay will be determined in part by which class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement receive such a test result by the end of 2025.
The deadline for eligible public water suppliers to opt out of the PWS Settlement was December 11, 2023. As noted above, following preliminary approval by the Court in August 2023, the Court approved the PWS Settlement in March 2024.
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
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. Initial discovery is ongoing in these cases. In March 2024, the Court issued an order establishing a process of addressing personal injury claims for diseases not included in the initial set of 25 cases. That process remains in early stages. In September 2022, the court issued an order denying defendants’ MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
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
As of March 31, 2024, the Company is aware of approximately 104 other AFFF suits outside the AFFF MDL in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals.
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

In June 2023, the City of Springfield, Missouri sued 3M and other defendants in the AFFF MDL. Springfield’s complaint alleges that 3M and other defendants are liable for damage to Springfield’s public water system from PFAS attributable to AFFF. Springfield opted out of 3M’s nationwide public water system settlement and its lawsuit remains pending in the MDL. In February 2024, Springfield notified 3M, the Missouri Department of Natural Resources (“MDNR”) and the EPA of its intent to file a citizen suit against 3M alleging violations of the federal Clean Water Act and the federal Resource Conservation and Recovery Act. Separately, 3M has reported to the MDNR the presence of PFAS in soil and water at the Springfield facility. 3M is addressing that matter under supervision of the MDNR.
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
The cases brought on behalf of drinking water providers described below will be covered by the PWS Settlement if the water providers did not opt out of the PWS Settlement.
In New York, 3M is defending a case in state court filed by the Town of Petersburgh in September 2022. Plaintiff alleges that 3M and several other manufacturers contributed to PFOA contamination in the town’s public water supply. Oral argument on a motion to dismiss that was filed by 3M and the other defendants was adjourned. This matter is stayed pending implementation of the PWS Settlement. 3M is also defending 22 individual cases in the U.S. District Court for the Eastern District of New York filed by various drinking water providers. The plaintiffs in these cases allege that products manufactured by 3M, DuPont, and additional unnamed defendants contaminated plaintiffs’ water supply sources with various PFAS compounds. 3M has filed answers in these cases, which are stayed pending implementation of the PWS Settlement.
In Alabama, 3M, together with multiple co-defendants, is defending three state court cases brought by municipal water utilities, relating to 3M’s sale of PFAS-containing products to carpet manufacturers. The plaintiffs in two of these cases (Centre and Shelby/Talladega Counties) are water utilities alleging that the carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River. The Centre case is pending assignment of a new trial date after a November 2023 trial date was vacated. The case brought by Shelby and Talladega Counties was recently remanded to state court. In the third action, the city of Albertville, Alabama recently filed suit for alleged contamination of the Tennessee River by a rug manufacturer located upriver in Alabama. 3M has not yet responded to that complaint.
3M is also defending a putative class action filed in Alabama by the Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The case is proceeding through discovery.
In Georgia, 3M, together with co-defendants, is also defending another putative class action in federal court in Georgia, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. This case is now proceeding through discovery, which has been extended by the court through October 2024.
Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. That case continues, with class certification and other motions recently briefed.
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendant’s, the City of Calhoun, Georgia, has filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. 3M has not yet responded to the complaint or cross claim.

In Delaware, 3M is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case was removed to federal court, and in September 2022, the court dismissed all but plaintiffs’ negligence claim. In November 2022, plaintiffs filed a third amended complaint seeking to replead certain previously dismissed claims and, in August 2023, the court once again dismissed all but plaintiffs' negligence claim. The case is now proceeding in discovery.
In New Jersey, 3M has been named a defendant in a lawsuit brought by the Borough of Hopatcong and Pequannock Township as water providers seeking damages for PFAS remediation. Those cases are stayed pending implementation of the PWS Settlement.
3M, together with several co-defendants, is also defending 28 cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle with the plaintiffs in ten cases that sought property damages, subject in certain cases to court approval. Plaintiffs in the 18 remaining individual cases allege personal injuries to themselves or to their disabled adult children.
3M and Middlesex Water Company are defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by customers of the water company, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against 3M. The parties in those two class actions are participating in the mediation process that will conclude in April 2024. Discovery in the action in federal court has resumed. A trial date in the state court action has been set for September 2024. In March 2023, a personal injury lawsuit was filed against 3M and Middlesex Water Company by another Middlesex Water Company customer. In May 2023, 3M filed a motion to dismiss certain of the claims in that lawsuit and plaintiff subsequently amended his complaint to withdraw certain claims against 3M. The case is now proceeding in discovery.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in November 2022, and 3M and DuPont filed a joint motion to dismiss, which was largely denied in September 2023. The case is now proceeding in discovery.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023. The motion was granted in part and denied in part in December 2023. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery.
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M. In October 2023, the court denied 3M's motion to dismiss the case. The case is now proceeding in discovery.
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to the operations of a paper mill in Rhinelander, Wisconsin. In December 2023, the JPML denied 3M’s request to transfer the case to the AFFF MDL. 3M has filed a motion to dismiss, which remains pending.
In Pennsylvania, a group of plaintiffs filed a complaint against 3M and other defendants in state court in December 2023 alleging personal injury, property damage, and medical monitoring claims arising from alleged water contamination from natural gas fracking and mine water discharge, which plaintiffs claim contained PFAS supplied by 3M. 3M has filed a motion to dismiss, which remains pending.

In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. The plaintiff brings claims for negligence, battery, and conspiracy and seeks injunctive relief, including an order “establishing an independent panel of scientists” to evaluate PFAS. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." The judge ordered additional briefing to permit defendants to narrow the proposed nationwide class by “show[ing] what states do not recognize the type of claim for relief filed by” the plaintiff. In September 2022, the Sixth Circuit granted the defendants’ request to appeal the district court’s class certification order. In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case. In January 2024, the Sixth Circuit denied a motion by plaintiffs for en banc rehearing of that order. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction.
Other PFAS-related Matters
At its Greystone, Wisconsin plant where the Company conducts mining operations, the tap water available for consumption on the grounds was recently sampled and tested, and the level of certain PFAS exceeded the state's maximum contaminant level. Wisconsin Department of Natural Resources ("DNR") in October 2023 instructed the plant to notify potential drinking water users on the grounds of the plant and indicated that a notice of violation would be issued to the plant. The Company made the required notifications on October 24, 2023. On January 9, 2024, the Company received a Notice of Violation and Enforcement Conference from the Wisconsin DNR. The Company met with the DNR to discuss the appropriate next steps and Wisconsin DNR has stated that it plans to issue a consent order regarding potential corrective actions. At this time, the Company cannot predict the ultimate outcome or actions that may be taken by Wisconsin DNR.
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
In November 2022, the Company entered into an Administrative Consent Order under the Safe Drinking Water Act ("SDWA") that requires the Company to continue to sample and survey private and public drinking water wells within the vicinity of the Cordova facility, provide treatment of private water wells within a three-mile radius of the Cordova facility, and to provide alternate treatment/supply for the Camanche, Iowa public drinking water system. The Company continues to work with EPA and the City of Camanche as it implements the SDWA Administrative Consent Order.
In April 2022, the Company received a TSCA information request from EPA seeking information related to the operation of specific PFAS-related processes at the Cordova facility. The Company has completed its production of documents and information and is cooperating with this inquiry.
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
In March 2024, the Company received an information request from EPA seeking information related to the implementation of the Cordova facility’s Clean Air Act section 122(r) risk management program. The Company is working to identify information and collecting documents responsive to the information request.
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
In Minnesota, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility and, in March 2020, disclosed this matter to the MPCA and the EPA. In July 2020, the Company received an information request from MPCA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its Cottage Grove facility. The Company is cooperating with this inquiry and is producing documents and information in response to the request for information.
In Minnesota, the Company continues to work with the MPCA pursuant to the terms of a previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions; (ii) providing treatment or alternative drinking water upon identifying any level exceeding a Health Based Value ("HBV") or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists; (iii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iv) sharing information with the MPCA about certain perfluorinated compounds.
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
In January 2024, MPCA issued a pre-publication notice of a draft Clean Water Act permit for 3M’s Cottage Grove facility, with significantly revised effluent limits for PFAS compounds in water discharged from the facility, some of which are below the limit of quantification for these compounds, and other conditions related to operation and maintenance of the Cottage Grove wastewater treatment facilities. 3M is engaging with the MPCA to address the permit terms and conditions and cannot at this time predict the outcome of such discussions. The outcome of the Clean Water Act permit issuance process for the Cottage Grove facility could have a significant adverse impact on the facility's operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities.
MPCA issued to the Company a Notice of Violation in March 2023, alleging that the Company is discharging stormwater containing PFAS at the 3M’s facility in Hutchinson, Minnesota. The Company is working with MPCA regarding the allegations in the Notice of Violation.
As previously reported, in February 2020, the Company received an information request from EPA for documents and information related to, among other matters, the Company’s compliance with the Clean Water Act at its facilities that manufacture, process, and use PFAS, including the Decatur, Cordova, and Cottage Grove facilities, and the Company has completed its production of responsive documents and information.The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it responds to information, inspection, and other requests from the agencies. The Company is in negotiations with EPA, the U.S. Department of Justice, and the Alabama, Illinois and Minnesota state environmental agencies to address claims arising under the CWA and the TSCA related to the Company’s plants in those states. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
Other Environmental Matters
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
Separately, the Cottage Grove facility received an Alleged Violation Letter from the MPCA in November 2023 following an inspection, alleging violations relating to materials shipped in 2023 to a hazardous waste disposal facility. The Cottage Grove facility had self-reported this information to the MPCA in September 2023. In December 2023, the Company provided a written response to the MPCA detailing what the Company believes to be the completion of all of the corrective actions identified in the Alleged Violation Letter (also including waste spills and container management). In February 2024, the MPCA issued an administrative penalty order to the Company providing for a penalty that was not material to the Company, which the Company paid.
In January 2024 the Company received an information request from U.S. EPA regarding an October 2023 reported release of 1,2-propylenimine at the Cottage Grove facility. The Company responded to the information request.
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

Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first quarter of 2024, primarily as a result of interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by $163 million and made related payments of $61 million. As of March 31, 2024, the Company had recorded liabilities of $11.1 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($3.0 billion) and other liabilities ($8.1 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of March 31, 2024, the Company had recorded liabilities of $36 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of March 31, 2024, the Company’s receivable for insurance recoveries related to the environmental matters and litigation was not material. Various factors could affect the timing and amount of recovery of this and future expected increases in the receivable, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Combat Arms Earplugs
In December 2018, a military veteran filed an individual lawsuit against 3M in the San Bernardino Superior Court in California alleging that he sustained personal injuries while serving in the military caused by 3M’s Dual-Ended Combat Arms Earplugs – Version 2, asserting claims of product liability and fraudulent misrepresentation and concealment, and seeking various damages.
In April 2019, the JPML granted motions to transfer and consolidate all cases pending in federal courts to the U.S. District Court for the Northern District of Florida to be managed in an MDL proceeding to centralize pre-trial proceedings. In December 2020, the court granted the plaintiffs’ motion to consolidate three plaintiffs for the first bellwether trial, which began in March 2021.

Aearo Technologies sold Dual-Ended Combat Arms – Version 2 Earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, prior to the CAE Settlement (as defined below), the Aearo Entities and 3M faced litigation from a significant number of claimants. As noted in the Respirator Mask/Asbestos Litigation — Aearo Technologies section above, in July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters and those described in the earlier section Respirator Mask/Asbestos Litigation — Aearo Technologies. 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities in connection with the chapter 11 proceedings. 3M committed $1.0 billion to fund this trust and committed an additional $0.2 billion to fund projected related case expenses. Related to these actions, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022.
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
In February 2023, the plaintiffs filed with the Bankruptcy Court a motion to dismiss the bankruptcy filings of the Aearo Entities. In June 2023, the Bankruptcy Court granted the plaintiffs’ motion to dismiss. As a result of this dismissal, the Court’s previous stay on the Aearo Combat Arms and Aearo respirator mask/asbestos litigation was lifted. Aearo appealed the decision to the Seventh Circuit which accepted the direct appeal. Aearo’s appeals of the Bankruptcy Court’s preliminary injunction and motion to dismiss rulings are stayed as a result of the CAE Settlement (as defined below).
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
Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from the 13 bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. The MDL court cases and Eleventh Circuit appeals for the 13 bellwether plaintiffs have all been dismissed consistent with the terms of the CAE Settlement. 3M paid $250 million in December 2023 related to the receipt of expedited releases, and made a payment of an additional $253 million on January 31, 2024 based on 100% participation level of "wave" case claimants. On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99% of claimants are participating in the Settlement. Out of a total of more than 293,000 claims, more than 249,000 claimants have registered to participate in the Settlement. In addition, more than 41,000 claims have been dismissed by the courts administering the agreements. With the 98% participation threshold having been met, the Company made a $350 million payment on April 15, 2024 pursuant to the payment schedule set forth in the settlement agreement. In addition, Aearo and the Company are actively engaged in insurance recovery activities to offset a portion of the settlement payments. Formal recovery processes are underway through a lawsuit filed in Delaware, as well as arbitration proceedings.

During the first quarter of 2024, primarily as a result of interest accretion on the CAE Settlement, the Company increased its existing accrual for Combat Arms Earplugs by $68 million and made the related payments noted above. As of March 31, 2024, the Company had an accrued liability of $4.8 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other within other current liabilities ($2.0 billion) and within other liabilities ($2.8 billion) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
Bair Hugger
As of March 31, 2024, the Company was a named defendant in over 6,600 lawsuits in the United States and one Canadian putative class action with a single named plaintiff, alleging that they underwent various joint arthroplasty, cardiovascular, and other surgeries and later developed surgical site infections due to the use of the Bair Hugger patient warming system.
The plaintiffs seek damages and other relief based on theories of strict liability, negligence, breach of express and implied warranties, failure to warn, design and manufacturing defect, fraudulent and/or negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer fraud, deceptive or unlawful trade practices and/or false advertising acts. Potential liabilities associated with these lawsuits have been allocated to Solventum pursuant to the separation and distribution agreement summarized at the beginning of this note. Solventum will indemnify and defend the Company in these actions.
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
In February 2022, the MDL court ordered the parties to engage in any mediation sessions that a court-appointed mediator deemed appropriate. Mediation sessions took place in May and August 2022 without success in resolving the litigation. The MDL court in 2023 assigned a new mediator to facilitate discussions of the litigation and possible resolution. The MDL court denied plaintiffs' April 2023 motion to disqualify the judge and magistrate judge overseeing the MDL. The parties, working with the new mediator, agreed on a bellwether process, selecting 34 cases, with federal court trials to potentially begin in 2024 or early 2025. The MDL court transferred the non-Minnesota bellwether cases during April 2024.
In addition to the federal cases, there are six state court cases relating to the Bair Hugger patient warming system. Two are pending in Missouri state court and combine Bair Hugger product liability claims with medical malpractice claims. One of the Missouri cases was tried in September and October of 2022; the jury returned a verdict in 3M’s favor on all the claims. The trial court denied plaintiff’s motion for a new trial, and plaintiffs have appealed. The other Missouri case is scheduled for trial in September 2024. There is one case in Etowah County, Alabama that combines Bair Hugger product liability claims with medical malpractice claims. It is set for trial in November 2024. A Texas case that we had removed to federal court was remanded to state court in January 2024, and a Pennsylvania case that we removed to federal court was remanded to state court in April 2024. Finally, a putative class action has been filed in Ramsey County, Minnesota, seeking economic damages for the use of the Bair Hugger system in orthopedic surgeries of medically obese people in Minnesota from May 2017 to the present. Discovery is underway and the case is scheduled to be ready for trial in the second quarter of 2025. Three other state court cases have been resolved in 2023, including a Missouri state court case that was voluntarily dismissed in June 2023 and a Texas state court case that was voluntarily dismissed in September 2023. Two cases (both in Montana) have been removed to federal court, and plaintiffs' motions to remand are pending.
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
In June 2019, the district court entered summary judgment in the KCI Defendants’ favor on all of the relator-plaintiff’s claims. The relator-plaintiff then filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. Oral argument in the Hartpence case was held in July 2020. The appellate court issued an opinion in August 2022 reversing the decision of the district court and remanding the case for further proceedings. The district court held a status conference in January 2023 where no case deadlines were set; the litigation remains in a pre-trial stage. The KCI Defendants filed a renewed motion for summary judgment in March 2023. In July 2023, the parties filed a joint status report notifying the court of the parties’ agreement to mediate the matter in November 2023.
As a result of a mediation held in November 2023, the relator-plaintiff and KCI reached an agreement in principle to settle the case and resolve all the remaining claims in this action, including the dismissal of the relator-plaintiff’s complaint with prejudice, subject to the agreement of the government and the parties’ negotiation and agreement of all remaining terms of the settlement. The KCI Defendants and relator-plaintiff have jointly requested that the court continue to hold in abeyance any hearing on the KCI Defendants’ pending Renewed Motion for Summary Judgment and any further proceedings in this case, to allow the parties to confer with counsel for the government and negotiate the remaining terms of the settlement agreement. The KCI Defendants and the relator-plaintiff submitted an updated status report to the court during January 2024. For the KCI-related matters described in this section for which a liability has been recorded, the amount recorded is not material to the Company’s consolidated results of operations or financial condition. The Company is not able to estimate a possible loss or range of possible loss in excess of the recorded liability at this time. Any potential liabilities in excess of the existing recorded liability associated with this matter have been allocated to Solventum pursuant to the separation and distribution agreement summarized at the beginning of this note. Solventum will indemnify and defend the Company in this action.
NOTE 17. Business Segments
3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in four business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. 3M’s four business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. On April 1, 2024, 3M completed the previously announced separation of its Health Care business as a separate public company, Solventum (see Note 3 for additional information). 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.
3M discloses business segment operating income (loss) as its measure of segment profit/loss, reconciled to both total 3M operating income (loss) and income before taxes. Business segment operating income (loss) excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated”).
Effective in the first quarter of 2024, 3M made certain changes within its business segments in its continuing effort to improve the alignment of businesses around markets and customers. The changes included the items described below. While they impacted the composition of certain divisions within 3M's business segments, they did not change the overall composition of segments or the measure of segment operating performance used by 3M’s chief operating decision maker (CODM). The financial information presented herein reflects the impact of these changes for all periods presented.

Creation of Industrial Specialties division (within Safety and Industrial business segment) and Commercial Branding and Transportation division (within Transportation and Electronics business segment)
3M created the Industrial Specialties division within Safety and Industrial business segment, which consists of the former Closure and Masking Systems division along with certain products formerly within Industrial Adhesive and Tapes division and the Personal Safety division. Further, 3M created the Commercial Branding and Transportation division within the Transportation and Electronics business segment, which consists of the former Commercial Solutions division and the Transportation Safety division.
Re-alignment from three to four divisions within Consumer business segment
The Consumer business segment re-aligned from three divisions to the following four divisions: Consumer Safety and Well-Being, Home and Auto Care, Home Improvement, and Packaging and Expression.
Division name changes within the Health Care business segment
The names of three of the Heath Care segment's divisions were changed. The Medical Solutions, Oral Care, and Separation and Purification Sciences divisions were renamed to Medical Surgical (MedSurg), Dental Solutions, and Purification and Filtration, respectively.
Business Segment Information

	Three months ended March 31,
Net Sales (Millions)	2024	2023
Safety and Industrial	$2,732	$2,779
Transportation and Electronics	2,104	2,050
Health Care	2,017	2,010
Consumer	1,140	1,192
Corporate and Unallocated	10	—
Total Company	$8,003	$8,031

Operating Performance (Millions)
Safety and Industrial	$657	$601
Transportation and Electronics	481	294
Health Care	354	360
Consumer	216	179
Total business segment operating income (loss)	1,708	1,434
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(63)	(82)
Divestiture costs	(121)	(102)
Total corporate special items	(184)	(184)
Other corporate (expense) income - net	(23)	(9)
Total Corporate and Unallocated	(207)	(193)
Total Company operating income (loss)	1,501	1,241

Other expense/(income), net	264	52
Income (loss) before income taxes	$1,237	$1,189
Corporate and Unallocated: Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 16), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs impacting operating income. These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that 3M may choose not to allocate directly to its business segments. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.

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
Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Effective in the first quarter of 2024, 3M made certain changes within its business segments. The changes are described in Note 17. While they impacted the composition and names of certain divisions within 3M's business segments, they did not change the overall composition of segments or the measure of segment operating performance used by 3M’s chief operating decision maker (CODM). Information provided herein reflects the impact of these changes for all periods presented.
3M manages its operations in four operating business segments: Safety and Industrial; Transportation and Electronics; Health Care; and Consumer. As discussed in Note 3, on April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result of the Separation, Solventum became an independent public company and 3M will no longer consolidate Solventum into 3M’s financial results. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation will be reported in 3M's consolidated financial statements as discontinued operations beginning in the second quarter of 2024.
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
Additional information regarding certain items impacting pre-2024 periods that may also be relevant in 2024 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2023 Annual Report on Form 10-K.

Earnings (loss) per share attributable to 3M common shareholders – diluted: The following table provides the increases (decreases) in diluted earnings (loss) per share.

Earnings (loss) per diluted share	Three months ended March 31, 2024
Same period last year	$1.76
Net costs for significant litigation	0.07
Divestiture costs	0.15
Manufactured PFAS products	(0.01)
Total special items	0.21
Same period last year, excluding special items	$1.97
Increase/(decrease) due to:
Total organic growth/productivity and other	0.65
Restructuring and related charges	(0.10)
Foreign exchange impacts	(0.09)
Acquisitions	0.01
Other expense (income), net	0.05
Income tax rate	(0.09)
Shares of common stock outstanding	(0.01)
Current period, excluding special items	2.39
Net costs for significant litigation	(0.44)
Divestiture costs	(0.28)
Manufactured PFAS products	—
Total special items	(0.72)
Current period	$1.67
The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
A discussion related to the components of year-on-year changes in earnings (loss) per diluted share follows:
Total organic growth/productivity and other:
•For the first quarter of 2024, the following components impacted earnings per diluted share year-on-year:
◦Timing of stock-based compensation grants to be incurred in the second quarter of 2024 versus the first quarter of 2023 due to Solventum spin (further discussed in "Results of Operations" section) resulted in a net year-on-year benefit of $0.15 per share.
◦Nonrecurring items including gain on property sales resulted in a net year-on-year increase of $0.08 per share
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.42 per share which was impacted by the following:
▪Benefits from productivity, sourcing actions, restructuring and spending discipline
▪Investments in growth, productivity, and sustainability
Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $104 million in the first quarter of 2024 compared to $52 million in the same period last year (refer to Note 5 for additional discussion). In addition, 3M recorded adjustments to previous accruals and certain related accelerated depreciation.
Foreign exchange impacts:
•Foreign currency impacts (net of hedging) decreased operating income by approximately $63 million (or decreased pre-tax income by approximately $65 million) year-on-year for 2024. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Acquisitions/divestitures:
•Impacts primarily relate to reconsolidation of Aearo entities.
◦In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 16). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.

Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased for the first quarter of 2024 compared to the same period year-on-year.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the first quarter of 2024.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the first quarter of 2024 was 24.7 percent, an increase from 17.7 percent in the prior year. The primary factors that increased the Company's effective tax rate for first quarter 2024 were nonrecurring deferred tax benefits in 2023 as compared to 2024's decreased tax benefits related to significant litigation and stock-based compensation, as well as tax costs of entity structuring associated with the separation of Solventum.
•On an adjusted basis (as discussed below), the effective tax rate for the first quarter of 2024 was 20.5 percent, an increase of 2.8 percentage points compared to the same period year-on-year. The primary factors were nonrecurring deferred tax benefits in 2023 and decreased tax benefits from stock-based compensation in 2024.
Shares of common stock outstanding:
•Higher shares outstanding decreased earnings per share year-on-year for the first quarter of 2024.
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
•Earnings (loss) per share
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 16). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 16), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
Divestiture costs:
•These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture, including net tax costs of entity structuring associated with the separation of Solventum. These also include interest expense on debt issued by Solventum for the period outstanding prior to the April 1, 2024 completion of the separation of Solventum from 3M.

Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Along with other costs in arriving at this associated income, these amounts include estimates of costs of sales of $230 million and $276 million for the three months ended March 31, 2024 and 2023, respectively. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.

	Three months ended March 31, 2023
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings per diluted share
Safety and Industrial
GAAP amounts		$601	21.6%
Adjustments for special items:
Net costs for significant litigation		(39)
Total special items		(39)
Adjusted amounts (non-GAAP measures)		$562	20.2%
Transportation and Electronics
GAAP amounts	$2,050	$294	14.4%
Adjustments for special items:
Manufactured PFAS products	(345)	(10)
Total special items	(345)	(10)
Adjusted amounts (non-GAAP measures)	$1,705	$284	16.7%
Total Company
GAAP amounts	$8,031	$1,241	15.4%	$1,189	$210	17.7%	$976	$1.76
Adjustments for special items:
Net costs for significant litigation	—	43		43	7		36	0.07
Manufactured PFAS products	(345)	(10)		(10)	(3)		(7)	(0.01)
Divestiture costs	—	102		102	20		82	0.15
Total special items	(345)	135		135	24		111	0.21
Adjusted amounts (non-GAAP measures)	$7,686	$1,376	17.9%	$1,324	$234	17.7%	$1,087	$1.97

	Three months ended March 31, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) attributable to 3M	Earnings (loss) per diluted share	Earnings (loss) per diluted share percent change
Safety and Industrial
GAAP amounts			$657	24.1%
Adjustments for special items:
Net costs for significant litigation			7
Total special items			7
Adjusted amounts (non-GAAP measures)			$664	24.3%
Transportation and Electronics
GAAP amounts	$2,104	2.6%	$481	22.9%
Adjustments for special items:
Manufactured PFAS products	(281)		(2)
Total special items	(281)		(2)
Adjusted amounts (non-GAAP measures)	$1,823	6.9%	$479	26.3%
Total Company
GAAP amounts	$8,003	(0.3)%	$1,501	18.8%	$1,237	$305	24.7%	$928	$1.67	(5)%
Adjustments for special items:
Net costs for significant litigation	—		70		274	31		243	0.44
Manufactured PFAS products	(281)		(2)		(2)	(1)		(1)	—
Divestiture costs	—		121		165	8		157	0.28
Total special items	(281)		189		437	38		399	0.72
Adjusted amounts (non-GAAP measures)	$7,722	0.5%	$1,690	21.9%	$1,674	$343	20.5%	$1,327	$2.39	21%

	Three months ended March 31, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	—%	0.4%	(0.1)%	(0.6)%	(0.3)%
Remove manufactured PFAS products special item impact	0.8	—	—	—	0.8
Adjusted total Company (non-GAAP measures)	0.8%	0.4%	(0.1)%	(0.6)%	0.5%

Transportation and Electronics	2.7%	1.4%	—%	(1.5)%	2.6%
Remove manufactured PFAS products special item impact	4.0	0.3	—	—	4.3
Adjusted Transportation and Electronics (non-GAAP measures)	6.7%	1.7%	—%	(1.5)%	6.9%
Sales and operating income (loss) by business segment: The following tables contain sales and operating income (loss) results by business segment for the three months ended March 31, 2024 and 2023. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2024 versus 2023 results, including Corporate and Unallocated. Refer to Note 17 for additional information on business segments.

	Three months ended March 31,
	2024		2023		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Business Segments
Safety and Industrial	$2,732	$657	$2,779	$601	(1.7)%	9.3%
Transportation and Electronics	2,104	481	2,050	294	2.6	63.5
Health Care	2,017	354	2,010	360	0.3	(1.6)
Consumer	1,140	216	1,192	179	(4.3)	20.9
Corporate and Unallocated	10	(207)	—	(193)
Total Company	$8,003	$1,501	$8,031	$1,241	(0.3)%	20.9%

	Three months ended March 31, 2024
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(1.4)%	—%	—%	(0.3)%	(1.7)%
Transportation and Electronics	2.7	1.4	—	(1.5)	2.6
Health Care	1.0	—	(0.3)	(0.4)	0.3
Consumer	(3.9)	—	—	(0.4)	(4.3)
Total Company	—	0.4	(0.1)	(0.6)	(0.3)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.
Sales by geographic area: Percent change information compares the three months ended March 31, 2024 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended March 31, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Other Unallocated	Worldwide
Net sales (millions)	$4,375	$2,106	$1,522	$—	$8,003
% of worldwide sales	54.7%	26.3%	19.0%		100.0%
Components of net sales change:
Organic sales	(1.5)	0.9	3.3		—
Acquisitions	0.6	0.1	0.1		0.4
Divestitures	—	(0.1)	(0.3)		(0.1)
Translation	0.4	(4.3)	1.7		(0.6)
Total sales change	(0.5)%	(3.4)%	4.8%		(0.3)%

Additional information beyond what is included in the preceding tables are as follows:
•For the first quarter of 2024, in the Americas geographic area, U.S. total sales were flat which included decreased organic sales of 1 percent. Total sales in Mexico increased 10 percent which included increased organic sales of 1 percent. In Canada, total sales decreased 3 percent which included decreased organic sales of 4 percent. In Brazil, total sales were flat which included decreased organic sales of 5 percent. In the Asia Pacific geographic area, China total sales increased 5 percent which included increased organic sales of 8 percent. In Japan, total sales decreased 14 percent which included decreased organic sales of 4 percent.
Financial condition: Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first three months of 2024, the Company purchased $21 million of its own stock, compared to $29 million of stock purchases in the first three months of 2023. As of March 31, 2024, approximately $4.2 billion remained available under the authorization. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share, an increase of 1 percent.
Results of Operations
Net Sales: Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended March 31,
(Percent of net sales)	2024	2023	Change
Cost of sales	54.1%	57.4%	(3.3)%
Selling, general and administrative expenses (SG&A)	21.6	21.3	0.3
Research, development and related expenses (R&D)	5.5	5.9	(0.4)
Operating income (loss) margin	18.8%	15.4%	3.4%
Stock compensation expense was $29 million and $135 million for the first quarter of 2024 and 2023, respectively, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The Company’s annual stock option and restricted stock unit grant is typically made in February. As discussed in Note 20 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K, because of certain accounting rules, grants to employees that are retiree-eligible are essentially fully reflected as compensation at time of grant. This retiree-eligible population generally represents approximately 35 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. However, as previously disclosed, due to the spin-off separation of Solventum, the 2024 annual grant will be made after the April 1, 2024 separation.
For total year 2024, 3M previously expected defined benefit pension and postretirement service cost expense (which impacts cost of sales, SG&A, and R&D) to total approximately $250 million while non-service pension and postretirement net benefit costs was expected to be a benefit of approximately $30 million, for a total consolidated defined benefit pre-tax pension and postretirement expense of approximately $220 million, an increase of approximately $75 million compared to 2023. In connection with the April 1, 2024 separation of Solventum (see Note 3), the historical net income of Solventum will be reported in 3M's consolidated financial statements as discontinued operations beginning in the second quarter of 2024. Further, the remeasurement of U.S. pension and postretirement pension plans discussed in Note 12 impacts 2024 expense. Considering this remeasurement and also on the basis of treating Solventum as a discontinued operation, 3M preliminarily estimates full year 2024 continuing operations defined benefit pension and postretirement service cost expense to total approximately $200 million while continuing operations non-service pension and postretirement net benefit cost is anticipated to be a benefit of approximately $10 million, for a total estimated continuing operations consolidated defined benefit pre-tax pension and postretirement expense of approximately $190 million.
The year-on-year decrease in defined benefit pension and postretirement service cost expense for the first three months of 2024 was approximately $3 million.
For total year 2023, the Company recognized consolidated defined benefit pre-tax pension and postretirement service cost expense of $274 million and a benefit of $129 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total consolidated defined benefit pre-tax pension and postretirement expense of $145 million.
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with these investments impacting cost of sales, SG&A, and R&D.

Cost of Sales: Cost of sales, measured as a percent of sales, decreased in the first quarter of 2024 when compared to the same period last year. Decreases in the first quarter of 2024 were primarily due to ongoing manufacturing productivity initiatives and timing of stock-based compensation grants.
Selling, General and Administrative Expenses: SG&A, measured as a percent of sales, increased slightly in the first three months of 2024 when compared to the same period last year. SG&A in 2024 was primarily impacted by divestiture costs (related to the spin-off separation of Solventum), restructuring charges and timing of stock-based compensation grants.
Research, Development and Related Expenses: R&D, measured as a percent of sales, decreased in the first quarter of 2024 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D was also impacted by timing of stock-based compensation grants and restructuring charges.
Other Expense (Income), Net: See Note 6 for a detailed breakout of this line item.
Interest expense (net of interest income) increased in the first quarter of 2024 driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 16) and interest expense on debt issued by Solventum for the period outstanding prior to the April 1, 2024 completion of the separation of Solventum from 3M.
The non-service pension and postretirement net benefit decreased approximately $20 million in the first quarter of 2024 compared to the same period year-on-year.
Provision (benefit) for Income Taxes:

	Three months ended March 31,
(Percent of pre-tax income/loss)	2024	2023
Effective tax rate	24.7%	17.7%
Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 8.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended March 31,
(Millions)	2024	2023
Income (loss) from unconsolidated subsidiaries, net of taxes	$1	$2
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended March 31,
(Millions)	2024	2023
Net income (loss) attributable to noncontrolling interest	$5	$5
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
Performance by Business Segment
Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 17. Effective in the first quarter of 2024, 3M made certain changes within its business segments. The changes are described in Note 17. While they impacted the composition and names of certain divisions within 3M's business segments, they did not change the overall composition of segments or the measure of segment operating performance used by 3M’s chief operating decision maker (CODM). Information provided herein reflects the impact of these changes for all periods presented. 3M manages its operations in four business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; Health Care; and Consumer.

Corporate and Unallocated: In addition to these four business segments, 3M assigns certain costs to “Corporate and Unallocated,” which is presented separately in the preceding business segments table and in Note 17. Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”. Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 16) costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items also include divestiture costs impacting operating income. These include costs related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. Other corporate expense-net includes certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that 3M may choose not to allocate directly to its business segments. Because Corporate and Unallocated includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Unallocated net operating loss increased in the first three months of 2024, when compared to the same period last year. The subsections below provide additional information.
Corporate Special Items:
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 17 for additional information on the components of corporate special items. Corporate special item net costs were similiar year-over-year primarily due to increased divestiture costs offset by lower net costs for significant litigation associated with Corporate and Unallocated.
Other Corporate Expense - Net:
Other corporate operating expenses, net, increased year-over-year in the first three months of 2024 primarily due to higher unallocated corporate costs relating to certain enterprise and governance activities.
Operating Business Segments: Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's 2023 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended March 31,
	2024	2023
Sales (millions)	$2,732	$2,779
Sales change analysis:
Organic sales	(1.4)%
Translation	(0.3)
Total sales change	(1.7)%

Business segment operating income (millions)	$657	$601
Percent change	9.3%
Percent of sales	24.1%	21.6%

Adjusted business segment operating income (millions) (non-GAAP measure)	$664	$562
Percent change	18.2%
Percent of sales	24.3%	20.2%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs related to respirator mask/asbestos (Aearo-related and non-Aearo related). During the voluntary Aearo chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023 —see Note 16), net costs related to Aearo-respirator mask/asbestos matters were reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continued to be reflected as special items in the Safety and Industrial business segment. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected in the Safety and Industrial business segment (rather than reflected in Corporate and Unallocated—see Note 17 for additional information). Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
First quarter 2024 results:
Sales in Safety and Industrial were down 1.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and industrial adhesives and tapes, and decreased in industrial specialties, electrical markets, abrasives, automotive aftermarket and personal safety.
•Growth was held back by disposable respirator sales decline within personal safety (which negatively impacted year-on-year first quarter organic growth by 0.8 percentage points) and industrial end market demand remained mixed. This was partially offset by growth in roofing granules and industrial adhesives and tapes.
Business segment operating income margins increased year-on-year driven by benefits from productivity actions, restructuring, strong spending discipline, timing of stock-based compensation grants to be incurred in the second quarter of 2024 versus the first quarter of 2023 due to Solventum spin and lower special item costs for significant litigation which more than offset the decline in organic sales volume and higher restructuring costs. Adjusting for special items (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended March 31,
	2024	2023
Sales (millions)	$2,104	$2,050
Sales change analysis:
Organic sales	2.7%
Acquisitions	1.4
Translation	(1.5)
Total sales change	2.6%

Business segment operating income (millions)	$481	$294
Percent change	63.5%
Percent of sales	22.9%	14.4%

Adjusted sales (millions) (non-GAAP measure)	$1,823	$1,705
Sales change analysis:
Organic sales	6.7%
Acquisitions	1.7
Translation	(1.5)
Total sales change	6.9%

Adjusted business segment operating income (millions) (non-GAAP measure)	$479	$284
Percent change	68.5%
Percent of sales	26.3%	16.7%
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
First quarter 2024 results:
Sales in Transportation and Electronics were up 2.6 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 6.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics, automotive and aerospace, and commercial branding and transportation,and decreased in advanced materials.
•Growth came from strong momentum in automotive electrification and share gains with spec-in wins and new product introductions in automotive and consumer electronics driving strong volume growth to support customer production ramp and product launches along with continued channel inventory normalization as electronics demand stabilizes.
Acquisitions:
•Impacts related to reconsolidation of Aearo entities are included in Transportation and Electronics.
◦In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 16). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year driven by benefits from strong leverage on organic sales volumes growth, productivity actions, restructuring, strong spending discipline, and timing of stock-based compensation grants to be incurred in the second quarter of 2024 versus the first quarter of 2023 due to Solventum spin partially offset by higher restructuring costs. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

Health Care Business:

	Three months ended March 31,
	2024	2023
Sales (millions)	$2,017	$2,010
Sales change analysis:
Organic sales	1.0%
Divestitures	(0.3)
Translation	(0.4)
Total sales change	0.3%

Business segment operating income (millions)	$354	$360
Percent change	(1.6)%
Percent of sales	17.5%	17.9%
First quarter 2024 results:
Sales in Health Care were up 0.3 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in purification and filtration, and was flat in medical surgical (MedSurg), dental solutions and health information systems.
Business segment operating income margins decreased year-on-year largely due to public company stand-up costs.
As discussed in Note 3, on April 1, 2024, 3M completed the previously announced separation of its Health Care business as a separate public company, Solventum. 3M retained equity ownership interest of approximately 19.9% in Solventum.
Consumer Business:

	Three months ended March 31,
	2024	2023
Sales (millions)	$1,140	$1,192
Sales change analysis:
Organic sales	(3.9)%
Translation	(0.4)
Total sales change	(4.3)%

Business segment operating income (millions)	$216	$179
Percent change	20.9%
Percent of sales	19.0%	15.0%
First quarter 2024 results:
Sales in Consumer were down 4.3 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in packaging and expression, home and auto care, home improvement and consumer safety and well-being.
•Growth was negatively impacted by continued softness in consumer discretionary spending along with product portfolio and geographic prioritization.
Business segment operating income margins increased year-on-year driven by benefits from productivity actions, restructuring, portfolio initiatives, strong spending discipline and timing of stock-based compensation grants to be incurred in the second quarter of 2024 versus the first quarter of 2023 due to Solventum spin partially offset by decline in organic sales volume and higher restructuring costs.

Financial Condition and Liquidity
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provide financial flexibility to deploy capital in accordance with the Company's stated priorities and meet needs associated with contractual commitments and other obligations. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. The Company also continues to actively manage its portfolio through acquisitions and divestitures to maximize value for shareholders. 3M expects to continue returning cash to shareholders through dividends and share repurchases. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings still considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 10 in 3M's 2023 Annual Report on Form 10-K for further information on earnings considered to be reinvested indefinitely.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at March 31, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
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
The Company’s total debt at March 31, 2024 increased when compared to December 31, 2023 as a result of Solventum's issuance of $8.4 billion in aggregate principal amount of debt. This was partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. As discussed in Note 11, obligations associated with Solventum's borrowings became the sole responsibility of Solventum after the April 1, 2024 Separation. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous WKSI shelf registration dated February 10, 2020. The Company has issued debt securities under a WKSI shelf in August 2019 and March 2020. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of March 31, 2024, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 11.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at March 31, 2024. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2024, this ratio was approximately 15 to 1. Debt covenants do not restrict the payment of dividends.
In the first quarter of 2024, as discussed in Note 11, Solventum entered into a revolving credit facility of $2 billion which was undrawn as of March 31, 2024. This credit facility became the sole responsibility of Solventum after the April 1, 2024 Separation.
The Company also had $368 million in stand-alone letters of credit and bank guarantees issued and outstanding at March 31, 2024. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: At March 31, 2024, 3M had $11.0 billion of cash, cash equivalents and marketable securities, of which approximately $5.2 billion was held by the Company’s foreign subsidiaries and approximately $5.8 billion was held in the United States. These balances are invested in bank instruments and other high-quality fixed income securities. At December 31, 2023, 3M had $6.0 billion of cash, cash equivalents and marketable securities, of which approximately $3.2 billion was held by the Company’s foreign subsidiaries and $2.8 billion was held by the United States. The increase from December 31, 2023 was driven by proceeds from Solventum's issuance of $8.4 billion in aggregate principal amount of debt prior to the Separation as discussed in Note 11.
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of March 31, 2024 and December 31, 2023. Note, as discussed above, that obligations associated with Solventum's first quarter 2024 $8.4 billion aggregate principal amount of borrowings remained with Solventum after the April 1, 2024 Separation while, as discussed in Note 3, 3M expects to retain approximately $7.7 billion of proceeds from these borrowing after completion of accounting for the Separation.

(Millions)	March 31, 2024	December 31, 2023	Change
Total debt	$21,413	$16,035	$5,378
Less: Cash, cash equivalents and marketable securities	10,991	6,006	4,985
Net debt (non-GAAP measure)	$10,422	$10,029	$393
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
Working capital (non-GAAP measure):

(Millions)	March 31, 2024	December 31, 2023	Change
Current assets	$21,613	$16,379	$5,234
Less: Current liabilities	13,156	15,297	(2,141)
Working capital (non-GAAP measure)	$8,457	$1,082	$7,375
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
Working capital increased $7.4 billion compared with December 31, 2023. Balance changes in current assets increased working capital by $5.2 billion, driven largely by increases in cash and cash equivalents due to Solventum's issuance of $8.4 billion in aggregate principal amount of debt. This was partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Balance changes in current liabilities increased working capital by $2.1 billion, primarily due to decreases in short-term borrowings and current portions of long-term debt.
Cash Flows: Discussions of cash flows from operating, investing and financing activities are provided in the sections that follow.
Cash Flows from Operating Activities:
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items such as litigation payments can significantly impact cash flows.
In the first three months of 2024, cash flows provided by operating activities decreased $508 million compared to the same period last year, primarily driven by an additional CAE payment of $253 million (discussed in Note 16) and balance changes in inventories decreasing operating cash flow $232 million (a decrease of operating cash flow by $141 million in 2024, compared to an increase in operating cash flow by $91 million in 2023).

Cash Flows from Investing Activities:
Investments in property, plant and equipment (PP&E) enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M spent $375 million on PP&E in the first quarter of 2024 and is evaluating its expected capital spending for the remainder of 2024.
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
Cash Flows from Financing Activities:
Total debt was approximately $21.4 billion at March 31, 2024 and $16.0 billion at December 31, 2023. Solventum's issuance of $8.4 billion in aggregate principal amount of debt. This was partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings.The gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had no commercial paper outstanding at March 31, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 11 for more detail regarding debt.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2024, the Company purchased $21 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
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

	Three months ended March 31,
(Millions)	2024	2023
Major GAAP Cash Flow Categories
Net cash provided by (used in) operating activities	$767	$1,275
Net cash provided by (used in) investing activities	(393)	(386)
Net cash provided by (used in) financing activities	4,621	(716)

Free Cash Flow (non-GAAP measure)
Net cash provided by (used in) operating activities	$767	$1,275
Purchases of property, plant and equipment	(375)	(475)
Free cash flow	392	800
Net income (loss) attributable to 3M	$928	$976
Free cash flow conversion	42%	82%
Material Cash Requirements from Known Contractual and Other Obligations: See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2023 Annual Report on Form 10-K.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water systems in the United States regarding PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential business disruption; the diversion of management time; the impact of the transaction on the Company's ability to retain talent; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; the risk that any consents or approvals required will not be obtained; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”), including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or 3M (“CAE Settlement”).
The Company assumes no obligation to update or revise any forward-looking statements. Changes in such assumptions or factors could produce significantly different results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2023 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2024.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2024
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 16, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
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
During the first quarter of 2024, the Company derived approximately 55 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could adversely impact the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
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
The Company’s financial statements are denominated in U.S. dollars and, as noted above, the Company derives a significant percentage of its revenues from outside the United States. As a result, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies, and the Company's results of operations may experience volatility related to changes in exchange rates. For a discussion of the impact of foreign currency exchange rates on the Company, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination. As a result of the CERCLA designation of PFOA and PFOS, and to the extent EPA finalizes additional proposals related to PFAS, 3M may be required to undertake additional investigative or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for claims seeking contribution to clean-up costs other entities might have.
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

As stated above, 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing materials manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, regulatory approval, customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing materials manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 16, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the AFFF multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, we recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 16, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water systems in the United States regarding any PFAS. The court approved the settlement in March 2024. If all conditions in the PWS Settlement are met, 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2023 through 2036, in exchange for a release of certain claims, as described further in Note 16. Unexpected events related to the PWS Settlement, including whether the PWS Settlement is appealed and the impact of the PWS Settlement on other PFAS-related matters could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position. In addition, as discussed in Note 16, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in connection with the separation of Solventum, the Company agreed to retain liabilities related to PFAS for certain products sold by Solventum for a limited period of time following the separation.
Governmental inquiries, lawsuits, or laws and regulations involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, restoration of and/or compensation for damages to natural resources, and for personal injury and property damages, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company. Any of the foregoing could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position.

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
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure have experienced and are expected to experience cyberattacks of various degrees of sophistication, and are susceptible to insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cybersecurity incidents that could lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such cybersecurity incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.
* Acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies could affect future results.
The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures, and changes to its organizational structure. With respect to acquisitions and strategic alliances, future results will be affected by, as applicable, the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies and the Company's ability to operationalize and derive anticipated benefits from alliances. Divestitures may include continued involvement in the divested businesses, such as through transitional or longer-term supply or distribution arrangements, following the transaction, and may result in unexpected liabilities through indemnification or other risk-shifting mechanisms in the applicable divestiture agreement. For example, in connection with the separation of Solventum, the Company and Solventum entered into various agreements that provide for the performance of certain services or provision of goods by each company for the benefit of the other and that may result in unexpected liabilities related to indemnification obligations or non-performance by Solventum. A summary of the material terms of these agreements can be found in the section entitled “Certain Relationships and Related Party Transactions—Agreements with 3M” in Solventum’s Information Statement, dated March 13, 2024, which was included as Exhibit 99.1 to Solventum’s Current Report on 8-K filed with the SEC on March 13, 2024. Any of the foregoing could adversely affect the Company’s future results.

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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, negative outlook from Moody's Investors Service, a credit rating of BBB+, CreditWatch negative from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch. Since the Company’s announcements of the PWS Settlement and CAE Settlements, each of Moody’s Investor Service and S&P Global Ratings downgraded the Company’s credit rating twice. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets. In addition, interest expense could increase due to a rise in interest rates.
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
As previously disclosed, and as discussed further in Note 16, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless faced significant litigation relating to the earplugs. In August 2023, the Company and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M. Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029. Payments to claimants are subject to certain conditions, including providing 3M with a full release of any and all claims involving the CAE. In March 2024, as of the final registration date for the CAE Settlement, more than 99% of claimants are participating in the settlement. With the 98% participation threshold having been met (which extinguished the Company's walk-away right under the settlement agreement), the Company made a payment in April 2024 pursuant to the payment schedule as set forth in the settlement agreement. The CAE Settlement is subject to risk and uncertainties, including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or the CAE Settlement.
Risks Related to the Spin-off of Solventum, the Company’s Former Health Care Business
* The Company is subject to risks related to the separation of Solventum, the Company's former Health Care business, into an independent public company.
On April 1, 2024, the Company completed the planned spin-off of its health care business, which is known as Solventum Corporation, as an independent company. There can be no assurance that the anticipated benefits of the transaction will be realized, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions), will not exceed the anticipated amounts, in each case in the amounts or within the timeframes that were anticipated. The separation may also impose challenges on the Company and its business, including potential business disruption; the diversion of management time on matters relating to the transaction; the impact on the Company’s ability to retain talent; potential impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties; and the risk that any consents or approvals required will not be obtained or will be obtained subject to material modifications to the terms of the underlying arrangement.
In connection with the separation, the Company and Solventum entered into various agreements that provide for the performance of certain services or provision of goods by each company for the benefit of the other, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, a transition distribution services agreement, a transition contract manufacturing agreement, a stockholder’s and registration rights agreement, an intellectual property cross license agreement, a master supply agreement, and a reverse master supply agreement. Copies of these agreements have been filed by the Company with the SEC, and a summary of the material terms of the agreements set forth above can be found in the section entitled “Certain Relationships and Related Party Transactions—Agreements with 3M” in Solventum’s Information Statement, dated March 13, 2024, which was included as Exhibit 99.1 to Solventum’s Current Report on 8-K filed with the SEC on March 13, 2024. Performance under these agreement or other related conditions outside of the Company’s control could materially affect our operations and future financial results.
Following the separation, the Company is a smaller, less diversified company than it was prior to the separation, which could make the Company more vulnerable to factors impacting its performance, such as changing market conditions and market volatility. In addition, the Company may be unable to find suitable alternatives for goods and services that Solventum temporarily provides to the Company pursuant to the agreements noted above, or such alternative goods and services may be more expensive than provided by Solventum to the Company.
In addition, while it is intended that the transaction be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transactions will qualify for this treatment. If the spin-off is ultimately determined to be taxable, the Company, Solventum, or the Company’s stockholders could incur income tax liabilities that could be significant. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the price of our common stock.

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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2024	—	$—	—	$4,157
February 1 - 29, 2024	—	—	—	4,157
March 1 - 31, 2024	—	—	—	4,157
January 1 - March 31, 2024	—	—	—
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On February 28, 2024, the Office of Foreign Assets Control (“OFAC”) renewed 3M's specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended March 31, 2024, 3M paid $115 as part of its intellectual property protection efforts in Iran. 3M plans to continue these IP rights protection activities, as authorized under the specific license.

Item 6. Exhibits

2.1	Separation and Distribution Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.1	Aircraft Time Sharing Agreement, as of March 7, 2024, is filed herewith.
10.2	Transition Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.3	Employee Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.4	Transition Distribution Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*+
10.5	Transition Contract Manufacturing Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.6	Stockholder’s and Registration Rights Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.7	Intellectual Property Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.8	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.9	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.*
10.10
Amendment, dated January 26, 2024, to Combat Arms Settlement Agreement dated August 29, 2023, by and between (1) 3M Company and Aearo Technologies, LLC; and (2) the named Plaintiff’s Leadership In re Combat Arms Earplug Products Liability Litigation, MDL No. 2885, U.S.D.C. for the Northern District of Florida; and (3) the named Plaintiffs’ Leadership in the Minnesota coordinated state court action pending in the 4th Judicial District, County of Hennepin, Minnesota, File No. 27-CV-19916, is incorporated by reference from our Form 8-K dated January 29, 2024.

10.11^	Amended and Restated 3M VIP Excess Plan is filed herewith.
10.12^	Amended and Restated 3M Nonqualified Pension Plan I is filed herewith.
10.13^	Amended and Restated 3M Nonqualified Pension Plan II is filed herewith.
10.14^	Amended and Restated 3M Nonqualified Pension Plan III is filed herewith.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(104)	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
+ Certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: April 30, 2024
	By	/s/ Monish Patolawala
Monish Patolawala,

President and Chief Financial Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)