Form 10-Q
period 2024-06-30
3M CO
filed 2024-07-26
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock, $0.01 par value per share	549,353,621 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2024

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2024
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2024	2023	2024	2023
Net sales	$6,255	$6,283	$12,271	$12,338

Operating expenses
Cost of sales	3,571	3,728	7,056	7,472
Selling, general and administrative expenses	1,132	11,615	2,260	12,763
Research, development and related expenses	280	298	534	595
Total operating expenses	4,983	15,641	9,850	20,830
Operating income (loss)	1,272	(9,358)	2,421	(8,492)

Other expense (income), net	(138)	72	82	128

Income (loss) from continuing operations before income taxes	1,410	(9,430)	2,339	(8,620)
Provision (benefit) for income taxes	203	(2,261)	423	(2,116)
Income (loss) from continuing operations of consolidated group	1,207	(7,169)	1,916	(6,504)

Income (loss) from unconsolidated subsidiaries, net of taxes	3	3	4	5
Net income (loss) from continuing operations including noncontrolling interest	1,210	(7,166)	1,920	(6,499)

Less: Net income (loss) attributable to noncontrolling interest	6	5	11	10
Net income (loss) from continuing operations attributable to 3M	1,204	(7,171)	1,909	(6,509)

Net income (loss) from discontinued operations, net of taxes	(59)	330	164	644
Net income (loss) attributable to 3M	$1,145	$(6,841)	$2,073	$(5,865)

Earnings (loss) per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	553.8	553.9	554.4	553.3
Earnings (loss) per share from continuing operations — basic	$2.17	$(12.94)	$3.44	$(11.76)
Earnings (loss) per share from discontinued operations — basic	(0.10)	0.59	0.30	1.16
Earnings (loss) per share — basic	$2.07	$(12.35)	$3.74	$(10.60)

Weighted average 3M common shares outstanding — diluted	554.8	553.9	555.3	553.3
Earnings (loss) per share from continuing operations — diluted	$2.17	$(12.94)	$3.44	$(11.76)
Earnings (loss) per share from discontinued operations — diluted	(0.10)	0.59	0.29	1.16
Earnings (loss) per share — diluted	$2.07	$(12.35)	$3.73	$(10.60)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Net income (loss) attributable to 3M	$1,145	$(6,841)	$2,073	$(5,865)
Net income (loss) attributable to noncontrolling interest	6	5	11	10
Net income (loss) including noncontrolling interest	1,151	(6,836)	2,084	(5,855)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(145)	25	(353)	141
Defined benefit pension and postretirement plans adjustment	826	50	961	101
Cash flow hedging instruments	(7)	23	19	(1)
Total other comprehensive income (loss), net of tax	674	98	627	241
Comprehensive income (loss) including noncontrolling interest	1,825	(6,738)	2,711	(5,614)
Comprehensive (income) loss attributable to noncontrolling interest	(5)	(6)	(11)	(11)
Comprehensive income (loss) attributable to 3M	$1,820	$(6,744)	$2,700	$(5,625)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$10,083	$5,735
Marketable securities — current	255	50
Accounts receivable — net of allowances of $64 and $62	3,575	3,601
Inventories
Finished goods	1,956	1,842
Work in process	1,193	1,242
Raw materials and supplies	911	860
Total inventories	4,060	3,944
Prepaids	444	344
Other current assets	1,098	326
Current assets of discontinued operations	—	2,379
Total current assets	19,515	16,379
Property, plant and equipment	23,278	23,494
Less: Accumulated depreciation	(15,806)	(15,804)
Property, plant and equipment — net	7,472	7,690
Operating lease right of use assets	610	657
Goodwill	6,318	6,382
Intangible assets — net	1,266	1,323
Other assets	8,196	6,806
Non-current assets of discontinued operations	—	11,343
Total assets	$43,377	$50,580
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,302	$2,947
Accounts payable	2,813	2,776
Accrued payroll	602	695
Accrued income taxes	407	304
Operating lease liabilities — current	169	192
Other current liabilities	9,052	6,660
Current liabilities of discontinued operations	—	1,723
Total current liabilities	14,345	15,297
Long-term debt	11,781	13,088
Pension and postretirement benefits	1,717	2,156
Operating lease liabilities	443	464
Other liabilities	11,103	14,021
Non-current liabilities of discontinued operations	—	686
Total liabilities	39,389	45,712
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - June 30, 2024: 549,353,621, December 31, 2023: 552,581,136
Additional paid-in capital	7,146	6,956
Retained earnings	35,475	37,479
Treasury stock, at cost:	(33,147)	(32,859)
Shares at June 30, 2024: 394,679,435, December 31, 2023: 391,451,920
Accumulated other comprehensive income (loss)	(5,567)	(6,778)
Total 3M Company shareholders’ equity	3,916	4,807
Noncontrolling interest	72	61
Total equity	3,988	4,868
Total liabilities and equity	$43,377	$50,580
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
(Unaudited)

	Six months ended June 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$2,084	$(5,855)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	731	915
Company pension and postretirement contributions	(86)	(57)
Company pension and postretirement expense	898	75
Stock-based compensation expense	200	176
Deferred income taxes	115	(2,547)
Changes in assets and liabilities
Accounts receivable	(219)	(393)
Inventories	(270)	101
Accounts payable	166	135
Accrued income taxes (current and long-term)	(172)	(409)
Other — net	(1,659)	10,643
Net cash provided by (used in) operating activities	1,788	2,784

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(644)	(852)
Proceeds from sale of PP&E and other assets	53	23
Purchases of marketable securities and investments	(943)	(775)
Proceeds from maturities and sale of marketable securities and investments	707	945
Other — net	(29)	40
Net cash provided by (used in) investing activities	(856)	(619)

Cash Flows from Financing Activities
Change in short-term debt — net	(205)	651
Repayment of debt (maturities greater than 90 days)	(2,653)	(1,802)
Proceeds from debt (maturities greater than 90 days)	8,367	1,107
Purchases of treasury stock	(421)	(29)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	30	218
Dividends paid to shareholders	(1,221)	(1,655)
Cash transferred to Solventum related to separation, net	(577)	—
Other — net	(57)	(9)
Net cash provided by (used in) financing activities	3,263	(1,519)

Effect of exchange rate changes on cash and cash equivalents	(45)	(43)

Net increase (decrease) in cash and cash equivalents	4,150	603
Cash and cash equivalents at beginning of year	5,933	3,655
Cash and cash equivalents at end of period	$10,083	$4,258
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.
1 The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, also include cash and cash equivalents associated with Solventum through its April 2024 separation from 3M that were presented in current assets of discontinued operations in the 3M Consolidated Balance Sheet.

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
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. Information provided herein reflects the impact of these changes for all applicable periods presented.
•As discussed in Note 2, on April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result of the Separation, Solventum became an independent public company and 3M no longer consolidates Solventum into 3M’s financial results. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations.
•3M made certain changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024 as further described in Note 19. To the extent these changes impacted 3M's disclosed disaggregated revenue information, data in Note 3 has also been updated.
New Accounting Pronouncements: Refer to Note 1 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
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
NOTE 2. Discontinued Operations
On April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. The spin-off transaction was intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the spin, 3M recorded a decrease in shareholders equity for the net book value of applicable assets and liabilities included in the Separation, net of the book value of 3M's retained ownership. As a result of the Separation, Solventum became an independent public company and 3M no longer consolidates Solventum into 3M’s financial results. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations. Following the Separation, as 3M no longer controls or has the ability to exert significant influence over Solventum, 3M measures, at fair value on a recurring basis, its retained ownership interest in Solventum common stock (see additional information in Note 7). 3M expects to monetize its stake in Solventum over time.
The Company entered into various agreements to effect the Separation and provide for the relationship between 3M and Solventum, including, among others, a separation and distribution agreement; a tax matters agreement; and transition service, distribution, and contract manufacturing agreements; as well as certain commercial supply agreements. The transition service and distribution agreements have overall terms of two years following the Separation and each may be extended an additional year. The transition contract manufacturing agreement's term is three years with an ability to extend under certain circumstances. Supply agreements, by which each company may provide product to the other, have initial three-year terms, but may extend for particular products up to ten or twelve years following the Separation, under certain circumstances. In addition, the companies had certain amounts due between them as of the Separation date.

3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in Note 19 relative to "Corporate and Unallocated" (recorded as net sales and associated costs) and "Other" (recorded as a direct offset to associated costs), respectively. Solventum transition agreement income for the three months ended June 30, 2024 included in "Other" was approximately $30 million (approximately $200 million gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements described above were approximately $0.5 billion and $0.2 billion, respectively, as of June 30, 2024.
Information regarding net income (loss) from discontinued operations, net of taxes includes the following:

	Three months ended June 30,		Six months ended June 30,
Net Income (Loss) from Discontinued Operations, Net of Taxes (millions)	2024	2023	2024	2023
Net sales	$—	$2,042	$1,987	$4,018
Cost of sales	—	878	844	1,747
Other operating expenses	46	764	837	1,496
Other expense (income), net	—	(7)	44	(11)
Income (loss) from discontinued operations before income taxes	(46)	407	262	786
Provision for income taxes	13	77	98	142
Net income (loss) from discontinued operations, net of taxes	$(59)	$330	$164	$644
Major classes of assets and liabilities of discontinued operations include the following:

Assets and Liabilities of Discontinued Operations (millions)	December 31, 2023
Assets
Cash and cash equivalents	$198
Marketable securities — current	3
Accounts receivable — net	1,149
Inventories	878
Other current assets	151
Current assets of discontinued operations	2,379
Property, plant and equipment — net	1,469
Operating lease right of use assets	102
Goodwill	6,545
Intangible assets — net	2,903
Other assets	324
Non-current assets of discontinued operations	11,343
Liabilities
Accounts payable	469
Accrued payroll	209
Accrued income taxes	61
Operating lease liabilities — current	33
Other current liabilities	951
Current liabilities of discontinued operations	1,723
Pension and postretirement benefits	315
Operating lease liabilities	70
Other liabilities	301
Non-current liabilities of discontinued operations	686
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

	Six months ended June 30,
Selected Cash Flows from Discontinued Operations (millions)	2024	2023
Depreciation and amortization	$139	$277
Purchases of property, plant and equipment (PP&E)	77	104

NOTE 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
Net Sales by Division (millions)	2024	2023	2024	2023
Abrasives	$324	$334	$652	$675
Automotive Aftermarket	304	305	610	617
Electrical Markets	325	329	636	653
Industrial Adhesives and Tapes	531	517	1,049	1,033
Industrial Specialties Division	285	298	569	606
Personal Safety	857	849	1,714	1,717
Roofing Granules	133	133	261	243
Total Safety and Industrial Business Segment	2,759	2,765	5,491	5,544

Advanced Materials	244	305	507	606
Automotive and Aerospace	481	477	987	939
Commercial Branding and Transportation	672	695	1,282	1,310
Electronics	746	714	1,471	1,386
Total Transportation and Electronics Business Segment	2,143	2,191	4,247	4,241

Consumer Safety and Well-Being	280	278	546	548
Home and Auto Care	302	337	607	655
Home Improvement	369	355	699	696
Packaging and Expression	312	323	551	586
Total Consumer Business Segment	1,263	1,293	2,403	2,485

Corporate and Unallocated	86	22	112	45
Other	4	12	18	23
Total Company	$6,255	$6,283	$12,271	$12,338

	Three months ended June 30,		Six months ended June 30,
Net Sales by Geographic Area (millions)	2024	2023	2024	2023
Americas	$3,480	$3,396	$6,630	$6,568
Asia Pacific	1,721	1,776	3,489	3,590
Europe, Middle East and Africa	1,054	1,111	2,152	2,180
Worldwide	$6,255	$6,283	$12,271	$12,338
Americas included United States net sales to customers of $2.8 billion and $5.3 billion for the three and six months ended June 30, 2024, respectively, and $2.8 billion and $5.3 billion for the three and six months ended June 30, 2023, respectively. Asia Pacific included China/Hong Kong net sales to customers of $0.7 billion and $1.4 billion for the three and six months ended June 30, 2024, respectively, and $0.6 billion and $1.3 billion for the three and six months ended June 30, 2023, respectively.

NOTE 4. Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K for more information on relevant pre-2024 divestitures.
On April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. See Note 2 for additional detail, including information regarding reporting the historical net income of Solventum and applicable assets and liabilities included in the Separation in 3M's consolidated financial statements as discontinued operations.
NOTE 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Unallocated	Total Company
Balance as of December 31, 2023	$4,542	$1,512	$270	$58	$6,382
Translation and other	(42)	(10)	(12)	—	(64)
Balance as of June 30, 2024	$4,500	$1,502	$258	$58	$6,318
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of June 30, 2024, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	June 30, 2024	December 31, 2023
Customer related	$1,328	$1,337
Patents	224	225
Other technology-based	373	375
Definite-lived tradenames	488	489
Other	46	48
Total gross carrying amount	2,459	2,474

Accumulated amortization — customer related	(910)	(883)
Accumulated amortization — patents	(223)	(224)
Accumulated amortization — other technology-based	(322)	(317)
Accumulated amortization — definite-lived tradenames	(288)	(276)
Accumulated amortization — other	(30)	(31)
Total accumulated amortization	(1,773)	(1,731)

Total finite-lived intangible assets — net	686	743

Indefinite lived intangible assets (primarily tradenames)	580	580
Total intangible assets — net	$1,266	$1,323
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Amortization expense	$27	$29	$54	$59
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2024 follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$52	$105	$104	$85	$59	$57	$224
3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 6. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, in the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected (as updated to exclude discontinued operations) to impact approximately 8,000 positions worldwide with an expected pre-tax charge of $700 million to $800 million over that period. During 2023, management approved and committed to undertake associated actions resulting in a 2023 pre-tax charge of $415 million. During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 700 positions resulting in a pre-tax charge of $35 million and $138 million in the second quarter and six months ended June 30, 2024, respectively. Since its beginning in 2023 through committed second quarter 2024 actions, this initiative has impacted approximately 6,400 positions worldwide. Remaining activities related to the restructuring actions approved and committed through June 30, 2024 under this initiative are expected to be completed in 2025. 3M expects to commit to further actions under this initiative.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$2	$44	$4	$59
Selling, general and administrative expenses	32	140	123	171
Research, development and related expenses	1	18	11	22
Total operating income impact	$35	$202	$138	$252
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended June 30,
	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$13	$5	$18	$44	$—	$44
Transportation and Electronics	7	4	11	25	—	25
Consumer	4	2	6	13	—	13
Corporate and unallocated	—	—	—	100	20	120
Total operating expense	$24	$11	$35	$182	$20	$202

	Six months ended June 30,
	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$39	$25	$64	$54	$—	$54
Transportation and Electronics	16	18	34	37	—	37
Consumer	9	11	20	16	—	16
Corporate and unallocated	6	14	20	125	20	145
Total operating expense	$70	$68	$138	$232	$20	$252
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Accrued restructuring action balance as of December 31, 2023	$99	$—	$99
Incremental expense incurred in the first quarter of 2024	46	57	103
Incremental expense incurred in the second quarter of 2024	24	11	35
Non-cash changes	—	(68)	(68)
Adjustments	12	—	12
Cash payments	(92)	—	(92)
Accrued restructuring action balance as of June 30, 2024	$89	$—	$89

2023 to 2025 PFAS Exit Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025. In 2023, 3M management approved and committed to undertake certain related workforce actions resulting in a pre-tax charge of $64 million primarily impacting cost of sales. During 2024, management approved and committed to undertake additional related workforce actions impacting approximately 60 positions resulting in a pre-tax charge of $8 million and $12 million primarily impacting cost of sales in the second quarter and six months ended June 30, 2024, respectively. These charges are reflected within the Transportation and Electronics business segment. This initiative, beginning in 2023 through committed second quarter 2024 actions, has impacted approximately 610 positions worldwide. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2023	$60
Incremental expense incurred in the first quarter of 2024	4
Incremental expense incurred in the second quarter of 2024	8
Adjustments	(4)
Cash payments	(17)
Accrued restructuring action balance as of June 30, 2024	$51
NOTE 7. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Interest expense	$322	$144	$663	$267
Interest income	(143)	(47)	(253)	(88)
Pension and postretirement net periodic benefit cost (benefit)	796	(25)	785	(51)
Solventum ownership - change in value	(1,113)	—	(1,113)	—
Total	$(138)	$72	$82	$128
Beginning in the second quarter and third quarter of 2023, interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement, respectively (discussed in Note 17).
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. The second quarter of 2024 non-service cost component above was impacted by a $795 million pension settlement charge. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). At June 30, 2024, the balance of net unrealized gain on this investment is $1.1 billion.

NOTE 8. Supplemental Equity and Comprehensive Income (Loss) Information
Cash dividends declared and paid totaled $1.51 and $0.70 for the first and second quarters of 2024, respectively, and $1.50 per share for each of the first and second quarters of 2023, or $2.21 and $3.00 per share for the first six months of 2024 and 2023, respectively.
The table below presents the consolidated changes in equity for three and six months ended June 30, 2024 and 2023:

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at March 31, 2024	$4,933	$6,982	$37,472	$(32,762)	$(6,826)	$67
Net income (loss)	1,151		1,145			6
Other comprehensive income (loss), net of tax	674				675	(1)
Solventum spin-off	(2,169)		(2,753)		584
Dividends declared	(386)		(386)
Stock-based compensation	173	173
Reacquired stock	(400)			(400)
Issuances pursuant to stock option and benefit plans	12		(3)	15
Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72

Balance at March 31, 2023	$15,351	$6,825	$47,966	$(32,963)	$(6,530)	$53
Net income	(6,836)		(6,841)			5
Other comprehensive income (loss), net of tax	98				97	1
Dividends declared	(828)		(828)
Stock-based compensation	42	42
Issuances pursuant to stock option and benefit plans	30		(7)	37
Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income (loss)	2,084		2,073			11
Total other comprehensive income (loss), net of tax	627				627	—
Solventum spin-off	(2,169)		(2,753)		584
Dividends declared	(1,221)		(1,221)
Stock-based compensation	190	190
Reacquired stock	(421)			(421)
Issuances pursuant to stock option and benefit plans	30		(103)	133
Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72

Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income	(5,855)		(5,865)			10
Total other comprehensive income (loss), net of tax	241				240	1
Dividends declared	(1,655)		(1,655)
Stock-based compensation	167	167
Reacquired stock	(29)			(29)
Issuances pursuant to stock option and benefit plans	218		(140)	358
Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for three and six months ended June 30, 2024 and 2023:

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024, net of tax:	$(2,715)	$(4,083)	$(28)	$(6,826)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(148)	218	23	93
Amounts reclassified out	11	876	(30)	857
Total other comprehensive income (loss), before tax	(137)	1,094	(7)	950
Tax effect[2]	(7)	(268)	—	(275)
Total other comprehensive income (loss), net of tax	(144)	826	(7)	675
Solventum spin-off	64	520	—	584
Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)

Balance at March 31, 2023, net of tax:	$(2,712)	$(3,787)	$(31)	$(6,530)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	3	—	72	75
Amounts reclassified out	39	65	(40)	64
Total other comprehensive income (loss), before tax	42	65	32	139
Tax effect[2]	(18)	(15)	(9)	(42)
Total other comprehensive income (loss), net of tax	24	50	23	97
Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(401)	285	84	(32)
Amounts reclassified out	68	972	(57)	983
Total other comprehensive income (loss), before tax	(333)	1,257	27	951
Tax effect[2]	(20)	(296)	(8)	(324)
Total other comprehensive income (loss), net of tax	(353)	961	19	627
Solventum spin-off	64	520	—	584
Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)

Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	108	—	78	186
Amounts reclassified out	39	129	(81)	87
Total other comprehensive income (loss), before tax	147	129	(3)	273
Tax effect[2]	(7)	(28)	2	(33)
Total other comprehensive income (loss), net of tax	140	101	(1)	240
Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)
2 Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended June 30,		Six months ended June 30,
(millions)	2024	2023	2024	2023
Cumulative Translation Adjustment	$—	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(216)	(15)	(229)	(28)
Cash flow hedging instruments, unrealized gain/loss	7	8	13	18

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
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income (loss) include:
•Cumulative translation adjustment: amounts were reclassified into selling, general and administrative expense. In 2024, this was associated with country exits as part of streamlining 3M’s geographic footprint (see Note 6).
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 13).
•Cash flow hedging instruments, unrealized gain (loss): foreign currency forward/option contacts amounts were reclassified into cost of sales; interest rate contract amounts were reclassified into interest expense (see Note 15).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.
NOTE 9. Income Taxes
The effective tax rate on a continuing operations basis for the second quarter of 2024 was 14.4 percent on pre-tax income compared to 24.0 percent on a pre-tax loss in the prior year. The effective tax rate for the first six months of 2024 was 18.1 percent compared to 24.6 percent in the prior year. The primary factors that impacted the comparison of these rates year-over -year were the second quarter 2023 charge related to the settlement agreement with public water systems in the United States regarding PFAS (see Note 17) and the tax rate associated with second quarter 2024 benefit related to the change in value of the retained ownership interest in Solventum.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2024 and December 31, 2023 on a continuing operations basis are $691 million and $671 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. As of June 30, 2024, 3M's net non current deferred tax asset balance was approximately $4.0 billion. This included a balance of approximately $3.2 billion as a result of the 2023 pre-tax charges related to the PWS Settlement and the CAE Settlement (both discussed in Note 17). As of June 30, 2024 and December 31, 2023, on a continuing operations basis, the Company had valuation allowances of $1,474 million and $689 million on its deferred tax assets, respectively. The primary factor that increased the valuation allowance balance as of June 30, 2024 is a valuation allowance related to the difference in basis of the retained ownership interest in Solventum.
In connection with the completion of the separation of Solventum in April 2024, 3M re-evaluated its global cash needs and certain unrepatriated earnings are no longer considered permanently reinvested, which resulted in a charge of approximately $100 million in the second quarter of 2024. The Company has not provided deferred taxes on approximately $1.0 billion of undistributed earnings from non-U.S. subsidiaries as of June 30, 2024 which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on 3M's second quarter 2024 results. While 3M is monitoring developments and evaluating the potential impact on future periods, 3M does not expect Pillar Two to have a significant impact on its 2024 financial results.

NOTE 10. Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 33.1 million and 32.9 million average options for the three and six months ended June 30, 2024, respectively, and 36.9 million and 36.5 million average options for the three and six months ended June 30, 2023, respectively. In periods of net losses, these anti-dilutive effects include all weighted option shares outstanding and weighted average shares is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings (loss) per share follow:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations attributable to 3M	$1,204	$(7,171)	$1,909	$(6,509)
Net income (loss) from discontinued operations, net of taxes	(59)	330	164	644
Net income (loss) attributable to 3M	$1,145	$(6,841)	$2,073	$(5,865)

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	553.8	553.9	554.4	553.3
Dilution associated with stock-based compensation plans	1.0	—	0.9	—
Denominator for weighted average 3M common shares outstanding – diluted	554.8	553.9	555.3	553.3

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$2.17	$(12.94)	$3.44	$(11.76)
Earnings (loss) per share from discontinued operations — basic	(0.10)	0.59	0.30	1.16
Earnings (loss) per share — basic	$2.07	$(12.35)	$3.74	$(10.60)

Earnings (loss) per share from continuing operations — diluted	$2.17	$(12.94)	$3.44	$(11.76)
Earnings (loss) per share from discontinued operations — diluted	(0.10)	0.59	0.29	1.16
Earnings (loss) per share — diluted	$2.07	$(12.35)	$3.73	$(10.60)
NOTE 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2024	December 31, 2023
Asset backed securities	$4	$—
Foreign corporate debt	6	—
U.S. government securities	27	—
Corporate debt securities	70	—
Commercial paper	40	—
Certificates of deposit/time deposits	91	46
U.S. treasury securities	13	—
U.S. municipal securities	4	4
Current marketable securities	255	50

Asset backed securities	4	—
Corporate debt securities	10	—
U.S. municipal securities	20	20
Non-current marketable securities	34	20

Total marketable securities	$289	$70
At June 30, 2024 and December 31, 2023, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at June 30, 2024 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$255
Due after one year through five years	25
Due after five years through ten years	9
Total marketable securities	$289
NOTE 12. Long-Term Debt and Short-Term Borrowings
2023 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 13 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, information regarding similar debt-related activity for 2024 includes that associated with Solventum through its April 2024 Separation.
The Company had no commercial paper outstanding at June 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
In the first quarter of 2024, Solventum, prior to the Separation discussed in Note 2, issued a total of $8.4 billion in aggregate principal amount of senior unsecured debt and term loans. Also during the first quarter of 2024, Solventum further entered into a revolving credit facility of $2 billion which was undrawn as of March 31, 2024. These Solventum items were guaranteed by 3M until the completion of the Separation on April 1, 2024 and obligations under these notes, loans and facilities became, as transferred obligations, the sole responsibility of Solventum after the Separation.
In February 2024, 3M repaid $1.1 billion aggregate principal amount of medium-term notes that matured.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2024. The maturities of long-term debt for the periods subsequent to June 30, 2024 are as follows (in millions):

Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
$53	$1,868	$1,540	$847	$818	$1,790	$6,167	$13,083

NOTE 13. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Effective April 1, 2024, approximately $2.7 billion of benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2024 and 2023 follow:

	Three months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$29	$43	$14	$20	$5	$6
Non-operating expense
Interest cost	141	165	49	54	21	23
Expected return on plan assets	(196)	(244)	(80)	(75)	(15)	(19)
Amortization of transition asset	—	—	1	1	—	—
Amortization of prior service benefit	(4)	(6)	—	—	(6)	(8)
Amortization of net actuarial loss	83	74	3	2	4	2
Settlements, curtailments, special termination benefits and other	795	—	—	—	—	—
Total non-operating expense (benefit)	819	(11)	(27)	(18)	4	(2)
Total net periodic benefit cost (benefit)	848	32	(13)	2	9	4

Service cost - continuing operations	$29	$35	$14	$16	$5	$5
Service cost - discontinued operations	—	8	—	4	—	1
Total service cost	29	43	14	20	5	6
Non-operating expense (benefit) - continuing operations	819	(7)	(27)	(16)	4	(2)
Non-operating expense (benefit) - discontinued operations	—	(4)	—	(2)	—	—
Total non-operating expense (benefit)	819	(11)	(27)	(18)	4	(2)
Total net periodic benefit cost (benefit) - continuing operations	848	28	(13)	—	9	3
Total net periodic benefit cost (benefit) - discontinued operations	—	4	—	2	—	1
Total net periodic benefit cost (benefit)	$848	$32	$(13)	$2	$9	$4

	Six months ended June 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$66	$86	$35	$39	$12	$12
Non-operating expense
Interest cost	301	331	103	109	43	45
Expected return on plan assets	(433)	(488)	(167)	(150)	(34)	(38)
Amortization of transition asset	—	—	2	1	—	—
Amortization of prior service benefit	(8)	(12)	1	1	(12)	(16)
Amortization of net actuarial loss	178	147	6	4	10	4
Settlements, curtailments, special termination benefits and other	795	—	—	—	—	—
Total non-operating expense (benefit)	833	(22)	(55)	(35)	7	(5)
Total net periodic benefit cost (benefit)	899	64	(20)	4	19	7

Service cost - continuing operations	$59	$70	$30	$31	$11	$10
Service cost - discontinued operations	7	16	5	8	1	2
Total service cost	66	86	35	39	12	12
Non-operating expense (benefit) - continuing operations	833	(14)	(55)	(33)	7	(4)
Non-operating expense (benefit) - discontinued operations	—	(8)	—	(2)	—	(1)
Total non-operating expense (benefit)	833	(22)	(55)	(35)	7	(5)
Total net periodic benefit cost (benefit) - continuing operations	892	56	(25)	(2)	18	6
Total net periodic benefit cost (benefit) - discontinued operations	7	8	5	6	1	1
Total net periodic benefit cost (benefit)	$899	$64	$(20)	$4	$19	$7
For the six months ended June 30, 2024 contributions totaling $81 million were made to the Company’s U.S. and international pension plans and $5 million to its postretirement plans, including discontinued operations. Future contributions will depend on market conditions, interest rates and other factors. 3M does not expect the previously disclosed range of $100 million to $200 million of expected 2024 cash contributions to its U.S. and international retirement plans to be materially impacted by the April 1, 2024 separation of Solventum (see Note 2). 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
In the second quarter of 2024, 3M recorded a non-cash pension settlement charge of approximately $795 million reflected in other expense (income), net as a result of transferring approximately $2.5 billion of its U.S. pension payment obligations and related plan assets to an insurance company. The pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. The net impact of the pension risk transfer and the remeasurement was a decrease of approximately $220 million in the non-current liability for pensions (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using June 30, 2024 market conditions and calculated using the same methodology as disclosed in Note 14 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K. Using this methodology, the Company determined a discount rate of 5.43% for the U.S. pension plan as of June 30, 2024. The Company also reduced the expected return on assets assumption determined using June 30, 2024 market conditions and calculated using the same methodology as used at the annual measurement as of December 31, 2023. All other assumptions were consistent with the December 31, 2023 disclosures. This remeasurement will impact net periodic benefit cost for the remainder of 2024.

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
NOTE 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of June 30, 2024 and December 31, 2023 were approximately $320 million and $270 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
NOTE 15. Derivatives
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
•Fair value of derivative instruments is included in Note 16.
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
Cash Flow Hedges: As of June 30, 2024, the Company had a balance of $35 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $83 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of June 30, 2024 of the total after-tax net unrealized balance as of June 30, 2024, 3M expects to reclassify approximately $38 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Foreign currency forward/option contracts	$23	$72	$84	$78
Fair Value Hedges: The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

Location on the Consolidated Balance Sheet (Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Long-term debt	$909	$918	$(93)	$(84)
Net Investment Hedges: At June 30, 2024, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 150 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2024 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Foreign currency denominated debt	$13	$(22)	$56	$(65)
Foreign currency forward contracts	2	(1)	5	(3)
Total	$15	$(23)	$61	$(68)
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
Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Three months ended June 30,				Six months ended June 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Total consolidated financial statement line item amount	$3,571	$3,728	$(138)	$72	$7,056	$7,472	$82	$128
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	(32)	(42)	—	—	(61)	(85)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2	—	—	4	4
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	2	(9)	—	—	(9)	3
Derivatives designated as hedging instruments	—	—	(2)	9	—	—	9	(3)

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as instruments:
Foreign currency forward/option contracts	2	13	4	(39)	7	5	6	(13)
*For periods prior to the April 1, 2024 separation of Solventum, these include certain insignificant amounts attributable to discontinued operations.

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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,821	$2,109	Other current assets	$74	$68	Other current liabilities	$5	$27
Foreign currency forward/option contracts	725	342	Other assets	12	11	Other liabilities	5	5
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	96	88
Total derivatives designated as hedging instruments				86	79		106	120

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	659	1,023	Other current assets	—	5	Other current liabilities	1	7
Total derivatives not designated as hedging instruments				—	5		1	7

Total derivative instruments				$86	$84		$107	$127
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
3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. 3M determined that the impact of the amount of eligible offsetting derivative assets and liabilities was not material if it had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the 3M entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. For the periods presented, 3M has not received cash collateral from derivative counterparties.
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income from continuing operations by approximately $2 million and decreased pre-tax income from continuing operations by approximately $19 million for the three and six months ended June 30, 2024, respectively, and decreased pre-tax loss from continuing operations by approximately $32 million and $62 million for the three and six months ended June 30, 2023, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 16. Fair Value Measurements
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
The following table provide information by level for material assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets:
Available-for-sale:
Marketable securities:
Asset backed securities	$8	$—	$—	$—	$8	$—	$—	$—
Foreign corporate debt	6	—	—	—	6	—	—	—
U.S. government securities	27	—	27	—	—	—	—	—
Corporate debt securities	80	—	—	—	80	—	—	—
Commercial paper	40	—	—	—	40	—	—	—
Certificates of deposit/time deposits	91	46	—	—	91	46	—	—
U.S. treasury securities	13	—	13	—	—	—	—	—
U.S. municipal securities	24	24	—	—	—	—	24	24
Solventum common stock	1,817	—	1,817	—	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	86	84	—	—	86	84	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	11	39	—	—	11	39	—	—
Interest rate contracts	96	88	—	—	96	88	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
Solventum Corporation common stock is carried at stock prices that are readily available from active markets and are representative of fair value. 3M classifies this investment as Level 1. It is included within other assets on the Company’s consolidated balance sheet.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 14 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the second quarter and first six months of 2024 and 2023.
Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Available-for-sale marketable securities, in addition to certain investments and derivative instruments, are recorded at fair values as indicated in the preceding disclosures. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	June 30, 2024		December 31, 2023
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$11,781	$10,374	$13,088	$11,859

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
NOTE 17. Commitments and Contingencies
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
Impact of Solventum Spin-Off: On April 1, 2024, the Company completed the planned spin-off of its Health Care business, known as Solventum, as an independent company. Concurrent with the spin-off, the Company and Solventum entered into various agreements, including transition agreements and a separation and distribution agreement that, among other things, identified the assets to be transferred, the liabilities to be assumed, indemnification and defense obligations, and the contracts to be transferred to Solventum and 3M as part of the spin-off. In general, and except as noted below and as set forth in the separation and distribution agreement, certain liabilities related to Solventum or the assets that are transferred to Solventum in connection with the spin-off will be retained by or transferred to Solventum. For example, potential liabilities associated with the matters previously described under the Bair Hugger and Federal False Claims Act / Qui Tam Litigation sections of this Note 17 have been assumed by Solventum pursuant to the separation and distribution agreement, and Solventum will indemnify and defend the Company in these actions.

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
Respirator Mask/Asbestos Litigation: As of June 30, 2024, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,106 individual claimants, compared to approximately 4,060 individual claimants with actions pending March 31, 2024.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2024 for respirator mask/asbestos liabilities by $19 million. In the first six months of 2024, the Company made payments for legal defense costs and settlements of $41 million related to the respirator mask/asbestos litigation. As of June 30, 2024, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $552 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of June 30, 2024, the Company had an immaterial receivable for insurance recoveries related to the respirator mask/asbestos litigation. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
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

As of June 30, 2024, the Company, through its Aearo subsidiary, had accruals of $53 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination under applicable environmental laws. Please refer to the section entitled “Environmental Liabilities and Insurance Receivables” that follows for information on the amount of the accrual for such liabilities.
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

As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their precursor compounds. The Company ceased manufacturing and using the vast majority of those compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of those compounds by the end of 2008. The Company continues to manufacture a variety of shorter chain length PFAS compounds. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, regulatory approval, customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards presently non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M, used in current 3M products or generated as byproducts or degradation products from certain 3M production processes. Finally, in certain jurisdictions, legislation is being considered that, if enacted, might authorize the recovery from individuals or entities costs alleged to have been imposed on the jurisdiction's healthcare system, as well as related costs. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or additional enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
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
Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority. An expert body advising the competent authorities in the country recently provided feedback on the feasibility study and identified several additional recommended steps, including certain immediate measures and additional soil and groundwater investigations, and the competent authorities have indicated that they are likely to adopt at least some of the recommended steps. Dyneon continues to engage with the authorities on this matter.
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
PFAS manufacturing in Zwijndrecht:
As previously disclosed, beginning in 2021, the Flemish Government issued two safety measures affecting 3M Belgium's PFAS manufacturing operations and requiring, among other things, cessation of multiple PFAS manufacturing operations pending authorization to restart. In that same year, the Province of Antwerp unilaterally adopted lower discharge limits for certain PFAS compounds in the water discharge permit for the Zwijndrecht facility and added a special condition that essentially prohibits discharge of any PFAS chemistry without a specific limit in the permit. As disclosed in prior filings, these governmental actions were followed by assertions by Flemish authorities that 3M had not properly implemented the safety measure and additional permitting actions that both increased the number of PFAS covered by the water discharge permit. In response, 3M changed operational practices to capture certain PFAS-bearing wastes for offsite disposal and installed additional water treatment capacity. Also, as previously disclosed, in the period of 2021 to the present, 3M filed multiple challenges to the government’s actions and multiple amended or revised permit applications to address the rapidly changing situation at Zwijndrecht.
As previously disclosed, in September 2023, the Environmental Inspectorate issued an infraction report to 3M Belgium and instructed 3M Belgium to discontinue all PFAS-related operations until specifically authorized to continue. 3M Belgium complied and then submitted a plan to accelerate the phase out of its PFAS-related production processes at the Zwijndrecht site. In December 2023, Flemish authorities gave 3M Belgium approval to complete a PFAS-related production process for existing raw materials at the site. In January 2024, 3M Belgium also received approval from the relevant Flemish authorities to process existing quantities of intermediate and byproduct PFAS materials at the facility. 3M currently anticipates completion of the authorized PFAS manufacturing processes by the end of 2024.
In May 2024, in response to an information request 3M Belgium made to the Flemish Government regarding the review of the latest application for a water discharge permit, 3M Belgium received documents indicating that various governmental authorities supported issuance of the permit as requested. As of the date of this filing, the Flemish Government has not acted on the pending water discharge permit.

Dust emissions:
As previously disclosed, in October 2022, 3M Belgium received a report from the Flemish Inspectorate regarding certain health and safety issues noted during inspections of the Zwijndrecht facility in March 2022, alleging certain related deficiencies, some dating back to 2010. In July 2023, the Environmental Inspectorate issued an infraction report stating the actions taken by 3M Belgium to address the September 2022 infraction report were insufficient to reduce dust formation from the facility. 3M Belgium implemented additional control measures to address potential dust formation and is working to outline further actions to reduce potential dust formation.
Soil remediation and environmental law compliance:
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
3M Belgium submitted a consolidated DSI for long-chain PFAS in December 2023, as required, and is developing an additional DSI relating to short-chain PFAS that will be submitted in September 2024. As previously disclosed, the accredited third-party soil remediation expert prepared multiple remedial action plans that have been approved by OVAM, the competent authority, and implementation activities are underway. The currently anticipated additional remedial action plans are scheduled to be submitted for OVAM’s review by the end of 2024. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish conditional obligations within 5 kilometers of Zwijndrecht and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. In September 2023, the Flemish government submitted its response to the petition. 3M Belgium filed its final submission responding to the Flemish government’s arguments in November 2023. Various parties purporting to have an interest in the proceeding, including the government of the Netherlands, intervened and submitted arguments supporting the Site Decision.
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
In May 2024, the Flemish government adopted legislation expanding the authority of OVAM to require financial security for remediation work and giving it the ability to impose a percentage of the cost of remediating river sediment on various parties while requiring financial assurance for such work. OVAM has not yet required such financial security from 3M Belgium or imposed such costs on 3M Belgium. These actions potentially could create presently undetermined additional financial obligations for 3M Belgium.

Pending or potential litigation and investigations outside the United States
Litigation.
Belgium. As of June 30, 2024, a total of seventeen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site. Approximately 1,400 individuals have petitioned to intervene in a second "follow-on action" alleging primarily nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. At an introductory hearing in the case, the court established a briefing schedule with all submissions completed in January 2026.
In December 2023, 3M Belgium, 3M Company and several additional 3M entities were named in a lawsuit identifying approximately 1,400 individuals as plaintiffs, which suit is separate from the above-referenced "follow-on action." The suit involves claims for defective products, liability for unlawful acts, and alleges liability of 3M entities as directors and/or shareholders of 3M Belgium, among other claims. A hearing in the case is scheduled for November 2024.
In June 2024, Lantis, an entity involved in the Oosterweel project, filed a lawsuit against 3M Belgium seeking damages related to soil storage costs and other alleged claims.
The Netherlands. In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating that it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium has met with representatives of the Dutch government to discuss the notice as well as with parties the Dutch government may also represent.
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS.
Canada. In December 2023, a putative class action was filed against 3M Canada, 3M Company, and other defendants in British Columbia civil court on behalf of Canadian individuals alleging personal injuries from exposure to AFFF imported into Canada for firefighting and other applications. The lawsuit seeks compensatory damages, punitive damages, disgorgement of profits, and the recovery of health care costs incurred by provincial and territorial governments.
In June 2024, the province of British Columbia, Canada, filed a putative class action in the British Columbia Supreme Court against 3M Company, 3M Canada, six DuPont/Chemours entities, Tyco Fire, and three BASF entities. The lawsuit purports to be brought on behalf of all provincial and territorial governments in Canada, including all municipalities and other local governments responsible for drinking water systems. The province alleges that the defendants manufactured, marketed, distributed and sold PFAS-containing products, including AFFF, knowing that they would contaminate the environment and threaten human health. The lawsuit asserts claims for public nuisance, private nuisance, negligent design, failure to warn, conspiracy, and breaches of the Competition Act. The lawsuit seeks compensatory damages for the costs incurred in: (1) the investigation, remediation, treatment, assessment, and restoration of lands, waters, sediments, and other natural resources contaminated by PFAS; and (2) the investigation, testing, monitoring, treatment and remediation of PFAS contamination of drinking water, wastewater, storm water discharges, and biosolids. It also seeks punitive damages and disgorgement of profits.
In July 2024, a putative class action was filed against 3M Canada, 3M Company, and other defendants in the Quebec Superior Court on behalf of public water suppliers and private well owners in Quebec located near sites where defendants allegedly manufactured, used, transported, processed, distributed or sold PFAS. The lawsuit seeks compensatory damages for the testing and treatment of drinking water as well as punitive damages.
Investigations. As previously disclosed, the Company is aware that criminal complaints have been filed against 3M Belgium with an Antwerp investigatory judge, alleging 3M Belgium unlawfully abandoned waste in violation of its environmental care obligations, among other allegations. Certain additional parties reportedly joined the complaints. 3M Belgium has not been served with any such complaints. 3M Belgium has been cooperating with the investigation.
Regulation in the United States
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

With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of two or more of PFHxS, PFNA, HFPO-DA and PFBS in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States will have five years to meet the limits. Multiple petitions challenging the rule have been filed in federal court by industry groups.
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
In May 2022, EPA added five PFAS substances – HFPO-DA, PFOS, PFOA PFNA, and PFHxS - to its list of Regional Screening and Removal Management Levels. EPA had previously added PFBS to both lists in 2014. In May 2024, EPA substantially lowered the Regional Screening Levels for PFOA and PFOS. Regional Screening Levels are used to identify contaminated media that may require further investigation, while Regional Removal Management Levels are used by EPA to support certain actions under CERCLA.
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. A coalition of industry groups filed a petition challenging the rule in federal court in June 2024.
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
In April 2022, EPA released draft Aquatic Life Criteria for PFOA and PFOS. These criteria, once finalized, may be used by states in developing water quality standards for protection of aquatic life under the Clean Water Act. 3M submitted comments on the draft criteria in July 2022. In December 2022, EPA issued guidance to states for incorporating PFAS requirements into the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit program, including recommendations to require PFAS monitoring and incorporating limits for PFAS in industrial discharges. In June 2024, EPA submitted to OMB for review its proposed rule under the Clean Water Act setting Effluent Limitations Guidelines and Standards for PFAS Manufacturers Under the Organic Chemicals, Plastics and Synthetic Fibers Point Source Category.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added 196 PFAS compounds to the list of substances that must be included in TRI reports as of May 2024. In October 2023, EPA finalized a rule that requires TRI reporting of de minimis uses of TRI-listed PFAS.
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
In March 2024, EPA issued a TSCA test order requiring two manufacturers, including 3M, to conduct certain health and safety testing on NMeFOSE, a PFAS substance. In April 2024, 3M responded to the EPA that it does not believe it is subject to the test order because, among other reasons, 3M has not manufactured or processed NMeFOSE for over 20 years.

State Activity
Several state legislatures and state agencies have been evaluating or have taken various regulatory actions related to PFAS in the environment, including proposing or finalizing cleanup standards for PFAS in soil and water, groundwater standards, surface water standards, and/or drinking water standards for PFOS, PFOA, and other PFAS. 3M has submitted various responsive comments to various of these proposals.
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
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court. The appeal has been fully briefed.
Some states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products. In 2021, the State of Maine passed its Act To Stop Perfluoroalkyl and Polyfluoroalkyl Substances Pollution, which banned intentionally added PFAS in products effective January 1, 2030, and required broad reporting of products containing intentionally-added PFAS effective January 1, 2023. In December 2022, 3M submitted to the Maine Department of Environmental Protection ("DEP") a list of products containing intentionally added PFAS that have been sold in the U.S. in the past two years in compliance with the law. 3M submitted an updated copy of that list to the Maine DEP in May 2023. The Maine legislature has since enacted legislation retroactive to January 1, 2023, that includes changes to the product bans and notification requirements in the original legislation, including by narrowing the products for which notification is required and extending the compliance date.
In May 2023, Minnesota enacted a law that includes broad PFAS prohibitions and reporting obligations. Under that law, manufacturers of any products containing intentionally added PFAS that are sold, offered for sale, or distributed in Minnesota must submit notifications to the MPCA by January 1, 2026. The statute also includes a general prohibition on sales of PFAS-containing products starting January 1, 2032, unless the MPCA has determined through a rulemaking that the use of PFAS in the product is unavoidable. In September 2023, the MPCA initiated a rulemaking process to implement the law's reporting obligations. In December 2023, the MPCA initiated a separate rulemaking concerning currently unavoidable uses of PFAS under the law.
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

In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. Defendants filed a joint motion to dismiss in March 2023, which was denied in January 2024. This case is in active discovery.
Since December 2023, 29 plaintiffs have filed nine personal injury actions against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur. 3M removed these cases to federal court, where it has sought transfer to the Aqueous Film Forming Foam (AFFF) federal Multi-District Litigation (MDL). As of June 30, 2024, seven of the nine cases have been transferred to the MDL, and a motion to transfer the two remaining cases is pending. Plaintiffs have moved to remand the cases back to state court.
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
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. The court has set a trial commencement date of no later than June 2, 2025 in the Salem County case, while the Middlesex County case remains on administrative termination.
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
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources by PFAS chemicals. As described above, one lawsuit was transferred to the AFFF MDL. The other suit asserts PFAS contamination from non-AFFF sources and names 3M and several entities related to DuPont and Chemours as defendants. In late 2022, the complaint was amended to add claims related to PFBS and HFPO-DA and its salts ("GenX") and to add a claim under Vermont’s Waste Management Act, which had been amended to add manufacturers as liable parties for the release or threatened release of hazardous materials (which in Vermont includes certain PFAS compounds). The case was removed to federal court in January 2024. Prior to the filing of that Notice, the suit was proceeding in state court, and the court had set a trial-ready date in March 2025. In October 2023, the State issued a letter to 3M and another entity requesting that an environmental investigation be conducted at the site of a facility in Rutland, Vermont that 3M owned from approximately 1955 until 1975. 3M responded to the State in November 2023. In December 2023, 3M removed the case to federal court. The State filed a motion for remand, which was granted in April 2024. 3M filed a notice of appeal from the remand order in April 2024. In the meantime, discovery has resumed in state court, where an August 31, 2025 trial-ready date has been set.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which was denied. In September 2023, the federal judge granted the state's motion to remand the case back to state court. 3M has appealed that decision and oral argument was held in May 2024.

Two other suits filed by the Illinois Attorney General in 2023 alleging statewide PFAS contamination have been removed to federal court and transferred to the AFFF MDL.
Maine. In March 2023, Maine’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. As described above, the AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. In July 2023, following 3M’s removal of the other lawsuit to federal court, a federal district court ordered that the “non-AFFF” lawsuit be remanded to state court. 3M has appealed the remand decision, and briefing on the appeal is complete.
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
Connecticut. In January 2024, Connecticut’s Attorney General filed two lawsuits in state court against 3M and other defendants that contain allegations related to PFAS contamination of state natural resources from AFFF and non-AFFF products, respectively. The AFFF lawsuit was removed to federal court and transferred to the AFFF MDL. 3M has also removed the non-AFFF case to federal court, and the state has filed a motion to remand the non-AFFF case to state court.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of June 30, 2024, approximately 9,017 lawsuits (including approximately 49 putative class actions and 741 public water system cases) alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use are pending against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of forms of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.
AFFF MDL and Water System Cases
In December 2018, the U.S. Judicial Panel on Multidistrict Litigation ("JPML") granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past five years, the parties in the MDL have conducted substantial discovery, including ongoing master discovery and several rounds of discovery involving potential bellwether cases.
In September 2022, the court issued an order denying defendants' MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
In the MDL, following the previously disclosed public water systems ("PWS") settlement, a number of cases filed by PWS are still pending. Most of the PWS that have filed claims against 3M are participating in the PWS Settlement (as defined below), and the parties are in the process of implementing the dismissal of released claims in accordance with the court's final approval order. The PWS with cases in the MDL include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains a number of cases with allegations related to the broader category of PFAS products. 3M and other defendants also face cases filed by public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as a mediator to assist the parties in seeking resolutions.

On June 22, 2023, 3M entered into a class-action settlement to resolve a wide range of drinking water claims by public water systems in the United States (“PWS Settlement”), which was approved by the court in March 2024 and took effect in May 2024. Eligible class members are United States public water systems as defined in the PWS Settlement. For class members, the PWS Settlement resolves the portion of the MDL involving PWS drinking water claims in the United States by providing funding for treatment technologies to eligible PWS that have tested positive for PFAS, funding for future testing, and funding for eligible systems that test positive in the future. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses.
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
3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to the cities of Stuart, Rome and Middlesex (as discussed below), calls for 3M to make payments from 2024 through 2036. The actual amounts that 3M will pay will be determined in part by which class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement receive such a test result by the end of 2025.
The deadline for eligible public water systems to opt out of the PWS Settlement was December 11, 2023. As noted above, following preliminary approval by the Court in August 2023, the Court approved the PWS Settlement in March 2024.
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
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. Discovery is ongoing in these cases. In July 2024, the court selected 9 out of the 25 bellwether cases to undergo additional discovery, including expert discovery. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases, which presently is expected to result in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024.
The MDL court has not yet set trial dates for any of the bellwether personal injury cases. Under the MDL case management order, by January 2025, the parties must meet and confer on which bellwether cases will move forward with dispositive motion practice and any trials. The court also continues to encourage the parties to consider settlement of certain personal injury claims.
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
The Company is aware of other AFFF suits outside the AFFF MDL in which the Company has been named a defendant. 3M anticipates that most of these cases will eventually be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals.
Separately, the Company is aware of pre-suit claims or demands by other parties related to the use and disposal of AFFF, one of which purports to represent a large group of firefighters.

In June 2023, the City of Springfield, Missouri sued 3M and other defendants in the AFFF MDL. Springfield’s complaint alleges that 3M and other defendants are liable for damage to Springfield’s public water system from PFAS attributable to AFFF. Springfield opted out of 3M’s nationwide public water system settlement and its lawsuit remains pending in the MDL. In May 2024, Springfield filed a lawsuit in federal court in Missouri against 3M alleging violations of the federal Clean Water Act and the federal Resource Conservation and Recovery Act. 3M has sought to transfer this case to the AFFF MDL. Plaintiff has opposed transfer and a briefing schedule has been set on plaintiff's opposition. Separately, 3M has reported to the Missouri Department of Natural Resources (“MDNR”) the presence of PFAS in soil and water at the Springfield facility. 3M is addressing that matter under supervision of the MDNR.
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
In Alabama, 3M, together with multiple co-defendants, is defending five state court cases brought by municipal water utilities. The plaintiffs in two of these cases (Centre and Shelby/Talladega Counties) are water utilities alleging that the carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River. The Centre case is pending assignment of a new trial date after a November 2023 trial date was vacated. The case brought by Shelby and Talladega Counties was recently remanded to state court and is entering active discovery. In the third action, 3M is defending a putative class action by the Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The case is proceeding through discovery and a trial date has been set in June 2026. In the fourth case, the city of Albertville, Alabama recently filed suit for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer located upriver in Alabama. Defendants filed a joint motion to dismiss in May 2024. In the final case, the city of Mobile alleges that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. 3M filed a motion to dismiss this case in June 2024.
3M is also defending a mass action filed in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court and answered the complaint in June 2024.
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
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendant’s, the City of Calhoun, Georgia, has filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. 3M filed motions to dismiss the complaint and cross claim. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. 3M's responsive pleading is not yet due.

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
In New Jersey, 3M had been named a defendant in a lawsuit brought by the Borough of Hopatcong and Pequannock Township as water providers seeking damages for PFAS remediation. Those plaintiffs are participating in the PWS Settlement and the cases were voluntarily dismissed in May 2024.
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
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023. The motion was granted in part and denied in part in December 2023. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery. In March and April 2024, 3M’s co-defendants filed several motions to add new third-party defendants. 3M subsequently filed a motion to add cross claims against most of the new proposed third-party defendants, if they are added to the case. A hearing on these motions has been set for July 2024.
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
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to the operations of a paper mill in Rhinelander, Wisconsin. In December 2023, the JPML denied 3M’s request to transfer the case to the AFFF MDL. 3M has filed a motion to dismiss, which remains pending. The court has set a trial date in September 2026.
In Pennsylvania, a group of plaintiffs filed a complaint against 3M and other defendants in state court in December 2023 alleging personal injury, property damage, and medical monitoring claims arising from alleged water contamination from natural gas fracking and mine water discharge, which plaintiffs claim contained PFAS supplied by 3M. In April 2024, the parties filed a joint motion for voluntary dismissal without prejudice of the plaintiffs' claims, which was granted in May 2024.

In Missouri, in April 2024, 3M and certain DuPont-related entities were added as defendants to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. 3M filed a motion to dismiss the complaint in June 2024. In May 2024, 3M was named as a defendant in a putative class action brought by individuals claiming exposure to PFAS from drinking water in Canton, Missouri. 3M has not yet responded to the complaint.
In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. 3M has not yet responded to this complaint.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, following the grant of defendants' request to appeal, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case. In January 2024, the Sixth Circuit denied a motion by plaintiffs for en banc rehearing of that order. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, 3M was named as a defendant in a new putative nationwide class action by the same named plaintiff who filed the Ohio suit that was dismissed and is described above. The suit was brought against only 3M and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 ppb or more of PFOS and PFOA (combined) manufactured by defendants. 3M was served with the suit in July 2024, and subsequently filed a motion to transfer the case to the AFFF MDL.
Other PFAS-related Matters
At its Greystone, Wisconsin plant where the Company conducts mining operations, the tap water available for consumption on the grounds was recently sampled and tested, and the level of certain PFAS exceeded the state's maximum contaminant level. Wisconsin Department of Natural Resources ("DNR") in October 2023 instructed the plant to notify potential drinking water users on the grounds of the plant and indicated that a notice of violation would be issued to the plant. The Company made the required notifications on October 24, 2023. On January 9, 2024, the Company received a Notice of Violation and Enforcement Conference from the Wisconsin DNR. Following discussions, the Company entered into a consent order with the Wisconsin DNR in June 2024 regarding the installation of a treatment system for the supply well by March 2026 as the appropriate corrective actions.
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

In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of the RCRA related to the use of emergency spill containment units associated with certain chemical processes at the Cordova facility. Separately, in July 2023, 3M received from the EPA a draft for discussion of a federal administrative order under the RCRA, which would require 3M to determine the nature and extent of PFAS contamination at and around its Cordova facility, among other items. The Company continues to work with EPA regarding its draft administrative order.
In March 2024, the Company received an information request from EPA seeking information related to the implementation of the Cordova facility’s Clean Air Act section 122(r) risk management program. In May 2024, EPA conducted an on-site inspection at the Cordova facility as part of its 112(r) risk management program investigation. The Company has completed its production of information and documents responsive to the information request.
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
As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters, the Company’s compliance with the 2009 TSCA consent order and unpermitted discharges to the Tennessee River from its Decatur facility. The Company continues to cooperate with the U.S. Attorney’s Office, the U.S. Department of Justice and the EPA with respect to this issue.
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
3M and ADEM also agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order involve additional operating costs and capital expenditures over multiple years. As offsite investigation activities continue, additional remediation amounts may become probable and reasonably estimable.
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

In Minnesota, the Company continues to work with the MPCA pursuant to the terms of an ongoing and previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions, including actions to provide treatment or alternative drinking water upon identifying any level exceeding a Health Based Value ("HBV") or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists; (ii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iii) sharing information with the MPCA about certain perfluorinated compounds.
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
In July 2024, MPCA published for public comment a draft Clean Water Act permit for the Cottage Grove facility that contains significantly revised effluent limits for certain PFAS in compounds in water discharged from the facility, some of which are below current limits of quantification for those compounds. 3M is engaging with the MPCA on the draft permit through the public comment period. The outcome of the Clean Water Act permit issuance process for the Cottage Grove facility could have a significant adverse impact on the facility's operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities.
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
In January 2024, the Company received an information request from U.S. EPA regarding an October 2023 reported release of 1,2-propylenimine at the Cottage Grove facility. The Company responded to the information request.
In July 2024, the Company received a Violation Notice from the Illinois EPA alleging regulatory violations related to certain air emissions of volatile organic material at the Cordova facility. The Company is evaluating the Violation Notice and cannot currently predict the outcome of this matter.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first six months of 2024, primarily as a result of interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by $0.4 billion and made related payments of $0.1 billion. As of June 30, 2024, the Company had recorded liabilities of $11.3 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($4.8 billion) and other liabilities ($6.5 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of June 30, 2024, the Company had recorded liabilities of $35 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. As of June 30, 2024, the Company’s receivables for insurance recoveries related to the environmental matters and litigation was not material. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.
Product Liability Litigation
Combat Arms Earplugs and Insurance Receivables
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
Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from the 13 bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. The MDL court cases and Eleventh Circuit appeals for the 13 bellwether plaintiffs have all been dismissed consistent with the terms of the CAE Settlement. Further, all of the above-referenced Aearo's appeals from the bankruptcy court have also been dismissed by the Seventh Circuit Court of Appeals. 3M paid $250 million in December 2023 related to the receipt of expedited releases, and made a payment of an additional $253 million on January 31, 2024 based on 100% participation level of "wave" case claimants. On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99.9% of claimants are participating in the Settlement. Out of a total of more than 293,000 claims, more than 251,000 claimants have registered to participate in the Settlement. In addition, more than 41,000 claims have been dismissed by the courts administering the agreements. With the 98% participation threshold having been met, the Company made a $350 million payment on April 15, 2024, and a $750 million payment on July 15, 2024, pursuant to the payment schedule set forth in the settlement agreement. In addition, Aearo and the Company are actively engaged in insurance recovery activities to offset a portion of the settlement payments. Formal recovery processes are underway through a lawsuit filed in Delaware, as well as arbitration proceedings. In July 2024, the Delaware court, with respect to the motions for partial summary judgment regarding 3M and Aearo's claims for defense costs coverage, granted one motion and portion of another motion brought by the insurers. 3M and Aearo are assessing options, including potential appeal, and their insurance recovery proceedings in this case will continue, as will their separate insurance recovery arbitration proceedings, which are not impacted by this ruling.
In second quarter of 2024, the Company received $51 million for insurance recoveries related to the Combat Arms Earplugs litigation. As of June 30, 2024, the Company had a $72 million receivable for insurance recoveries related to the Combat Arms Earplugs litigation, payments for which were received in July 2024. Pursuant to the CAE Settlement, these insurance recoveries are provided to the Qualified Settlement Fund as part of the consideration for the settlement.
During the first six months of 2024, the Company increased its existing accrual for Combat Arms Earplugs by approximately $0.1 billion for interest accretion on the CAE Settlement and made the related payments noted above of approximately $0.6 billion. As of June 30, 2024, the Company had an accrued liability of $4.5 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other ($2.2 billion within other current liabilities and $2.3 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
NOTE 18. Stock-Based Compensation
The Company’s annual stock option and restricted stock unit grant is typically made in February to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 34 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.

In addition to the annual grants, the Company makes other minor grants of stock options, restricted stock units and other stock-based grants. The Company issues cash settled restricted stock units and stock appreciation rights in certain countries. The cash settled grants do not result in the issuance of common stock and are considered immaterial by the Company, and not included in the tables below.
In connection with the Solventum separation on April 1, 2024 (see Note 2), all outstanding stock-based compensation awards associated with Solventum employees converted into Solventum awards, became Solventum’s responsibility and were cancelled from 3M plans. The conversion into Solventum awards was made with the intent to preserve the intrinsic value of each award immediately before and after the Separation. In addition, for awards associated with remaining 3M employees, the number of shares underlying unvested stock awards was adjusted along with the exercise price and the number of shares underlying outstanding stock options. These adjustments were made with the intent to preserve the intrinsic value of each award immediately before and after the Separation and were determined using a ratio calculated using the 3M share price based on the market closing price before and the average of the closing price from the first three days of trading after the Separation. The terms of the outstanding awards remain the same and if unvested, continue to vest over the original vesting periods. The adjustments to shares underlying unvested stock awards and outstanding stock options did not result in a material stock-based compensation cost.
Stock-Based Compensation Expense: Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$19	$8	$24	$26
Selling, general and administrative expenses	107	21	125	100
Research, development and related expenses	28	6	31	29
Stock-based compensation expenses	154	35	180	155
Income tax benefits	(33)	(4)	(14)	(28)
Stock-based compensation expenses (benefits), net of tax	$121	$31	$166	$127
NOTE 19. Business Segments
3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its operations in three business segments: Safety and Industrial; Transportation and Electronics; and Consumer. 3M’s three business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. On April 1, 2024, 3M completed the previously announced separation of its Health Care business as a separate public company, Solventum (see Note 2 for additional information). 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.
3M discloses business segment operating income (loss) as its measure of segment profit/loss, reconciled to both total 3M operating income (loss) and income before taxes. Business segment operating income (loss) excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated and Other”).
3M made certain changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024. Accordingly, information provided herein reflects the impact of these changes for all applicable periods presented.
Effective in the second quarter of 2024, this change included the following:
Elimination of former Health Care business segment
•The former Health Care business segment was eliminated in the second quarter of 2024 in connection with the separation of Solventum and reflection of its historical net income and applicable assets and liabilities included in the Separation as discontinued operations within 3M's financial statements.

Addition of ‘Other’ and update to ‘Corporate and Unallocated’
•3M added the “Other” category of information as a result of the Separation. It principally reflects activity associated with:
◦Transition arrangement agreements (e.g. fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Separation, as well as other applicable divestitures.
◦Operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with those previous divestitures.
•Activity included in 3M’s existing “Corporate and Unallocated” was updated primarily to additionally reflect:
◦Removal of costs related to separating and divesting Solventum that were eligible to be part of discontinued operations.
◦Commercial activity with Solventum post-Separation and certain operations of the former Health Care business segment retained by 3M.
◦Costs previously allocated to Solventum prior to the Separation that were not eligible to be part of discontinued operations other than those beginning in the first quarter of 2024 included in “Other” associated with transition arrangement activity for which 3M began to charge fees in April 2024.
In addition, effective in the first quarter of 2024, 3M made certain changes within its business segments as described below. While they impacted the composition of certain divisions within business segments, they did not change the overall composition of segments or the measure of segment operating performance used by 3M’s CODM.
Creation of Industrial Specialties division (within Safety and Industrial business segment) and Commercial Branding and Transportation division (within Transportation and Electronics business segment)
•3M created the Industrial Specialties division within the Safety and Industrial business segment, which consists of the former Closure and Masking Systems division along with certain products formerly within the Industrial Adhesive and Tapes division and the Personal Safety division. Further, 3M created the Commercial Branding and Transportation division within the Transportation and Electronics business segment, which consists of the former Commercial Solutions division and the Transportation Safety division.
Re-alignment of divisions within Consumer business segment
•Within the Consumer business segment, the business re-aligned to the following four divisions: Consumer Safety and Well-Being, Home and Auto Care, Home Improvement, and Packaging and Expression.

Business Segment Information

	Three months ended June 30,		Six months ended June 30,
Net Sales (Millions)	2024	2023	2024	2023
Safety and Industrial	$2,759	$2,765	$5,491	$5,544
Transportation and Electronics	2,143	2,191	4,247	4,241
Consumer	1,263	1,293	2,403	2,485
Corporate and Unallocated	86	22	112	45
Other	4	12	18	23
Total Company	$6,255	$6,283	$12,271	$12,338

Operating Performance (Millions) - income (loss)
Safety and Industrial	$612	$534	$1,269	$1,135
Transportation and Electronics	428	410	909	704
Consumer	219	235	435	414
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(8)	(10,357)	(71)	(10,439)
Divestiture costs	(14)	(1)	(20)	(4)
Russia exit (charges) benefits	—	18	—	18
Total corporate special items	(22)	(10,340)	(91)	(10,425)
Other corporate (expense) income - net	(2)	(207)	(73)	(339)
Total Corporate and Unallocated	(24)	(10,547)	(164)	(10,764)
Other	37	10	(28)	19
Total Company operating income (loss)	1,272	(9,358)	2,421	(8,492)

Other expense/(income), net	(138)	72	82	128
Income (loss) before income taxes	$1,410	$(9,430)	$2,339	$(8,620)
Corporate and Unallocated and Other: Outside of 3M's operating segments, 3M has Corporate and Unallocated and Other which are not reportable business segments as they do not meet the segment reporting criteria. Because Corporate and Unallocated and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
•Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”.
◦Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 17), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items for the periods presented also include divestiture costs and Russia exit costs/ benefits. Divestiture costs include costs that were not eligible to be part of discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
◦Other corporate expense-net includes certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs previously allocated to Solventum prior to the Separation that were not eligible to be part of discontinued operations, commercial activity with Solventum post-Separation, and certain operations of the former Health Care business segment retained by 3M.
•Other principally reflects activity associated with:
◦Operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with those previous divestitures.
◦Transition arrangement agreements (e.g. fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Separation, as well as other applicable divestitures.

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
Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. Certain changes are reflective in this document for all applicable periods presented. These include:
•As discussed in Note 2, on April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result of the Separation, Solventum became an independent public company and 3M no longer consolidates Solventum into 3M’s financial results. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations.
•3M made certain changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024 as further described in Note 19. To the extent these changes impacted 3M's disclosed disaggregated revenue information, data in Note 3 has also been updated.
3M manages its continuing operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, any references to EMEA refer to Europe, Middle East and Africa on a combined basis. References are made to organic sales change (which include both organic volume impacts and selling price impacts), which is defined as the change in net sales, absent the separate impacts on sales from foreign currency translation and acquisitions, net of divestitures. Acquisition and divestiture sales change impacts, if any, are measured separately for the first twelve months post-transaction and, beginning April 2024, include the impact of commercial agreements associated with the separation of Solventum. 3M believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
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

Earnings (loss) from continuing operations per share attributable to 3M common shareholders – diluted: The following table provides the increases (decreases) in diluted earnings (loss) from continuing operations per share.

Earnings (loss) from continuing operations per diluted share	Three months ended June 30, 2024	Six months ended June 30, 2024
Same period last year	$(12.94)	$(11.76)
Net costs for significant litigation	14.43	14.51
Divestiture costs	—	0.01
Russia exit charges (benefits)	(0.04)	(0.04)
Manufactured PFAS products	(0.06)	(0.07)
Total special items	14.33	14.41
Same period last year, excluding special items	$1.39	$2.65
Increase/(decrease) due to:
Total organic growth/productivity and other	0.18	0.78
Restructuring and related charges	0.23	0.13
Foreign exchange impacts	(0.04)	(0.10)
Acquisitions	0.03	0.05
Other expense (income), net	0.13	0.20
Income tax rate	0.01	(0.06)
Shares of common stock outstanding	—	(0.01)
Current period, excluding special items	1.93	3.64
Net costs for significant litigation	(0.44)	(0.88)
Divestiture costs	(0.23)	(0.24)
Pension risk transfer cost	(1.09)	(1.09)
Solventum ownership benefit from change in value	2.00	2.01
Total special items	0.24	(0.20)
Current period	$2.17	$3.44
The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
A discussion related to the components of year-on-year changes in earnings (loss) from continuing operations per diluted share follows:
Total organic growth/productivity and other:
•For the second quarter of 2024, the following components impacted operating margins and earnings (loss) from continuing operations per diluted share year-on-year:
◦Timing of stock-based compensation grants to be incurred in the second quarter of 2024 versus the first quarter of 2023 due to Solventum spin (further discussed in "Results of Operations" section) resulted in a net year-on-year headwind of $0.18 per share.
◦Income from transition service agreements with Solventum (refer to Note 2 for additional discussion) resulted in a net year-on-year increase of $0.05 per share
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.31 per share which was impacted by the following:
▪Benefits from volume growth, productivity, spending discipline and restructuring
•For the first six months of 2024, the following components impacted operating margins and earnings (loss) from continuing operations per diluted share year-on-year:
◦Nonrecurring items including gain on property sales resulted in a net year-on-year increase of $0.08 per share.
◦Income from transition services agreements with Solventum (refer to Note 2 for additional discussion) resulted in a net year-on-year increase of $0.05 per share
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.65 per share which was impacted by the following:
▪Benefits from productivity, volume growth, sourcing actions, spending discipline and restructuring
▪Investments in growth, productivity, and sustainability
Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $35 million and $138 million in the second quarter and first six months of 2024, respectively, compared to $202 million and $252 million in the same periods last year, respectively, (refer to Note 6 for additional discussion). In addition, 3M recorded certain related accelerated depreciation.

Foreign exchange impacts:
•Foreign currency impacts (net of hedging) decreased operating income from continuing operations by approximately $24 million (or a decrease of pre-tax income from continuing operations by approximately $31 million) year-on-year for the second quarter of 2024 and decreased operating income from continuing operations by approximately $73 million (or a decrease of pre-tax income from continuing operations by approximately $82 million) year-on-year for the first six months of 2024. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
Acquisitions/divestitures:
•Impacts relate to:
◦Divestiture impacts include the effect of new commercial agreements associated with the April 2024 separation of Solventum.
◦Reconsolidation of Aearo entities - in the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 17). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased for the second quarter and first six months of 2024 compared to the same period year-on-year.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the second quarter and first six months of 2024.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the second quarter of 2024 was 14.4 percent on a pre-tax income, compared to 24.0 percent on pre-tax loss in the prior year. The effective tax rate for the first six months of 2024 was 18.1 percent, compared to 24.6 percent in the prior year. The primary factors that impacted the comparison of these rates year-over -year were the second quarter 2023 charge related to the settlement agreement with public water systems in the United States regarding PFAS (see Note 17) and the tax rate associated with second quarter 2024 benefit related to the change in value of the retained ownership interest in Solventum.
•On an adjusted basis (as discussed below), the effective tax rate for the second quarter and first six months of 2024 was 19.1% and 19.9%, respectively, a decrease of 0.4 percentage points and an increase of 1.2 percentage points, respectively, compared to the same period year-on-year.
Shares of common stock outstanding:
•Shares outstanding did not significantly impact earnings (loss) from continuing operations per share year-on-year for the second quarter and first six months of 2024.

Certain amounts adjusted for special items - (non-GAAP measures): In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
Certain measures adjust for the impacts of special items. Special items for the periods presented include the items described in the section entitled “Description of special items”. Because 3M provides certain information with respect to business segments, it is noteworthy that special items impacting operating income (loss) are reflected in Corporate and Unallocated, except as described with respect to net costs for significant litigation and manufactured PFAS products items in the “Description of special items” section. The reconciliations below, therefore, also include impacted segments as applicable.
This document contains measures for which 3M provides the reported GAAP measure and a non-GAAP measure adjusted for special items. The document also contains additional measures which are not defined under U.S. GAAP. These measures and reasons 3M believes they are useful to investors (and, as applicable, used by 3M) include:

GAAP amounts for which a measure adjusted for special items is also provided:	Reasons 3M believes the measure is useful
•Net sales (and sales change)
Considered, in addition to segment operating performance, in evaluating and managing operations; useful in understanding underlying business performance, provides additional transparency to special items

•Operating income (loss), segment operating income (loss) and operating income (loss) margin
•Income (loss) from continuing operations before taxes
•Provision for income taxes and effective tax rate
•Net income (loss) from continuing operations
•Earnings (loss) per share from continuing operations
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 17). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income (FDII), Global Intangible Low Taxed Income (GILTI), and foreign tax credits. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 17), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
Divestiture costs:
•These include certain limited costs that were not eligible to be included within discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. As a result of completion of the April 2024 separation of Solventum, this includes the tax cost of update to 3M’s previous indefinite reinvestment plans on past unrepatriated earnings through the period of the Separation’s close and to tax positions retained by 3M.
Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Along with other costs in arriving at this associated income, these amounts include estimates of costs of sales of $186 million and $233 million for the three months ended June 30, 2024 and 2023, respectively, and $416 million and $509 million for the six months ended June 30, 2024 and 2023, respectively. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.

Russia exit charges/benefits:
•In the second quarter of 2023, 3M recorded a gain on final disposal of net assets in Russia. Previously, in the third quarter of 2022, 3M recorded a charge primarily related to impairment of these assets in connection with management's committed exit and disposal plan.
Pension risk transfer charge:
•In the second quarter of 2024, 3M recorded a non-cash pension settlement charge reflected in other expense (income), net as a result of transferring a portion of its U.S. pension payment obligations and related plan assets to an insurance company (as discussed in Note 13).
Solventum ownership - change in value:
•This amount relates to the change in value of 3M's retained ownership interest in Solventum common stock reflected in other expense (income), net.

	Three months ended June 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share
Safety and Industrial
GAAP amounts		$534	19.3%
Adjustments for special items:
Net costs for significant litigation		80
Total special items		80
Adjusted amounts (non-GAAP measures)		$614	22.2%
Transportation and Electronics
GAAP amounts	$2,191	$410	18.7%
Adjustments for special items:
Manufactured PFAS products	(332)	(41)
Total special items	(332)	(41)
Adjusted amounts (non-GAAP measures)	$1,859	$369	19.8%
Total Company
GAAP amounts	$6,283	$(9,358)	(148.9)%	$(9,430)	$(2,261)	24.0%	$(7,171)	$(12.94)
Adjustments for special items:
Net costs for significant litigation[3]	—	10,437		10,449	2,457		7,992	14.43
Manufactured PFAS products	(332)	(41)		(41)	(10)		(31)	(0.06)
Russia exit charges (benefits)	—	(18)		(18)	3		(21)	(0.04)
Divestiture costs	—	1		1	—		1	—
Total special items	(332)	10,379		10,391	2,450		7,941	14.33
Adjusted amounts (non-GAAP measures)	$5,951	$1,021	17.2%	$961	$189	19.5%	$770	$1.39
3For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Three months ended June 30, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$612	22.2%
Adjustments for special items:
Net costs for significant litigation			11
Total special items			11
Adjusted amounts (non-GAAP measures)			$623	22.6%
Transportation and Electronics
GAAP amounts	$2,143	(2.2)%	$428	20.0%
Adjustments for special items:
Manufactured PFAS products	(236)		(2)
Total special items	(236)		(2)
Adjusted amounts (non-GAAP measures)	$1,907	2.6%	$426	22.3%
Total Company
GAAP amounts	$6,255	(0.5)%	$1,272	20.3%	$1,410	$203	14.4%	$1,204	$2.17	117%
Adjustments for special items:
Net costs for significant litigation	—		19		221	(25)		246	0.44
Manufactured PFAS products	(236)		(2)		(2)	(1)		(1)	—
Divestiture costs	—		14		14	(113)		127	0.23
Solventum ownership - change in value	—		—		(1,113)	—		(1,113)	(2.00)
Pension risk transfer charge	—		—		795	188		607	1.09
Total special items	(236)		31		(85)	49		(134)	(0.24)
Adjusted amounts (non-GAAP measures)	$6,019	1.1%	$1,303	21.6%	$1,325	$252	19.1%	$1,070	$1.93	39%

	Three months ended June 30, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.3)%	0.4%	0.8%	(1.4)%	(0.5)%
Remove manufactured PFAS products special item impact	1.5	—	0.1	—	1.6
Adjusted total Company (non-GAAP measures)	1.2%	0.4%	0.9%	(1.4)%	1.1%

Transportation and Electronics	(1.3)%	1.0%	—%	(1.9)%	(2.2)%
Remove manufactured PFAS products special item impact	4.6	0.1	—	0.1	4.8
Adjusted Transportation and Electronics (non-GAAP measures)	3.3%	1.1%	—%	(1.8)%	2.6%

	Six months ended June 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share
Safety and Industrial
GAAP amounts		$1,135	20.5%
Adjustments for special items:
Net costs for significant litigation		41
Total special items		41
Adjusted amounts (non-GAAP measures)		$1,176	21.2%
Transportation and Electronics
GAAP amounts	$4,241	$704	16.6%
Adjustments for special items:
Manufactured PFAS products	(677)	(51)
Total special items	(677)	(51)
Adjusted amounts (non-GAAP measures)	$3,564	$653	18.3%
Total Company
GAAP amounts	$12,338	$(8,492)	(68.8)%	$(8,620)	$(2,116)	24.6%	$(6,509)	$(11.76)
Adjustments for special items:
Net costs for significant litigation[3]	—	10,480		10,492	2,464		8,028	14.51
Manufactured PFAS products	(677)	(51)		(51)	(13)		(38)	(0.07)
Russia exit charges (benefits)	—	(18)		(18)	3		(21)	(0.04)
Divestiture costs	—	4		4	—		4	0.01
Total special items	(677)	10,415		10,427	2,454		7,973	14.41
Adjusted amounts (non-GAAP measures)	$11,661	$1,923	16.5%	$1,807	$338	18.7%	$1,464	$2.65

	Six months ended June 30, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$1,269	23.1%
Adjustments for special items:
Net costs for significant litigation			18
Total special items			18
Adjusted amounts (non-GAAP measures)			$1,287	23.4%
Transportation and Electronics
GAAP amounts	$4,247	0.2%	$909	21.4%
Adjustments for special items:
Manufactured PFAS products	(517)		(4)
Total special items	(517)		(4)
Adjusted amounts (non-GAAP measures)	$3,730	4.7%	$905	24.3%
Total Company
GAAP amounts	$12,271	(0.5)%	$2,421	19.7%	$2,339	$423	18.1%	$1,909	$3.44	129%
Adjustments for special items:
Net costs for significant litigation	—		89		495	6		489	0.88
Manufactured PFAS products	(517)		(4)		(4)	(2)		(2)	—
Divestiture costs	—		20		20	(111)		131	0.24
Solventum ownership - change in value	—		—		(1,113)	—		(1,113)	(2.01)
Pension risk transfer charge	—		—		795	188		607	1.09
Total special items	(517)		105		193	81		112	0.20
Adjusted amounts (non-GAAP measures)	$11,754	0.8%	$2,526	21.5%	$2,532	$504	19.9%	$2,021	$3.64	38%

	Six months ended June 30, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.3)%	0.4%	0.4%	(1.0)%	(0.5)%
Remove manufactured PFAS products special item impact	1.3	—	—	—	1.3
Adjusted total Company (non-GAAP measures)	1.0%	0.4%	0.4%	(1.0)%	0.8%

Transportation and Electronics	0.6%	1.2%	—%	(1.6)%	0.2%
Remove manufactured PFAS products special item impact	4.3	0.2	—	—	4.5
Adjusted Transportation and Electronics (non-GAAP measures)	4.9%	1.4%	—%	(1.6)%	4.7%
Sales and operating income (loss) by business segment: The following tables contain sales and operating income (loss) results by business segment for the three and six months ended June 30, 2024 and 2023. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2024 versus 2023 results, including Corporate and Unallocated and Other. Corporate and Unallocated and Other are not reportable business segments as they do not meet the segment reporting criteria. Refer to Note 19 for additional information on business segments.

	Three months ended June 30,
	2024		2023		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Safety and Industrial	$2,759	$612	$2,765	$534	(0.2)%	14.4%
Transportation and Electronics	2,143	428	2,191	410	(2.2)	4.6
Consumer	1,263	219	1,293	235	(2.4)	(6.7)
Corporate and Unallocated	86	(24)	22	(10,547)
Other	4	37	12	10
Total Company	$6,255	$1,272	$6,283	$(9,358)	(0.5)%	N/M

	Six months ended June 30,
	2024		2023		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Safety and Industrial	$5,491	$1,269	$5,544	$1,135	(0.9)%	11.7%
Transportation and Electronics	4,247	909	4,241	704	0.2	29.2
Consumer	2,403	435	2,485	414	(3.3)	5.2
Corporate and Unallocated	112	(164)	45	(10,764)
Other	18	(28)	23	19
Total Company	$12,271	$2,421	$12,338	$(8,492)	(0.5)%	N/M

	Three months ended June 30, 2024
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	1.1%	—%	—%	(1.3)%	(0.2)%
Transportation and Electronics	(1.3)	1.0	—	(1.9)	(2.2)
Consumer	(1.4)	—	—	(1.0)	(2.4)

	Six months ended June 30, 2024
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(0.2)%	—%	—%	(0.7)%	(0.9)%
Transportation and Electronics	0.6	1.2	—	(1.6)	0.2
Consumer	(2.6)	—	—	(0.7)	(3.3)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area: Percent change information compares the three and six months ended June 30, 2024 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$3,480	$1,721	$1,054	$6,255
% of worldwide sales	55.7%	27.5%	16.8%	100.0%
Components of net sales change:
Organic sales	0.7	0.6	(4.6)	(0.3)
Acquisitions	0.5	0.2	—	0.4
Divestitures	1.6	0.1	0.1	0.8
Translation	(0.3)	(4.0)	(0.7)	(1.4)
Total sales change	2.5%	(3.1)%	(5.2)%	(0.5)%

	Six months ended June 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$6,630	$3,489	$2,152	$12,271
% of worldwide sales	54.0%	28.5%	17.5%	100.0%
Components of net sales change:
Organic sales	(0.6)	1.1	(1.6)	(0.3)
Acquisitions	0.7	0.1	—	0.4
Divestitures	0.8	—	(0.1)	0.4
Translation	0.1	(4.0)	0.4	(1.0)
Total sales change	1.0%	(2.8)%	(1.3)%	(0.5)%
Additional information beyond what is included in the preceding tables are as follows:
•For the second quarter of 2024, in the Americas geographic area, U.S. total sales increased 3 percent which included increased organic sales of 1 percent. Total sales in Mexico increased 12 percent which included increased organic sales of 6 percent. In Canada, total sales increased 3 percent which included increased organic sales of 3 percent. In Brazil, total sales decreased 3 percent which included increased organic sales of 2 percent. In the Asia Pacific geographic area, China total sales increased 8 percent which included increased organic sales of 10 percent. In Japan, total sales decreased 14 percent which included decreased organic sales of 4 percent.
•For the first six months of 2024, in the Americas geographic area, U.S. total sales increased 1 percent which included flat organic sales. Total sales in Mexico increased 12 percent which included increased organic sales of 4 percent. In Canada, total sales increased 1 percent which included flat organic sales. In Brazil, total sales decreased 2 percent which included decreased organic sales of 2 percent. In the Asia Pacific geographic area, China total sales increased 8 percent which included increased organic sales of 10 percent. In Japan, total sales decreased 13 percent which included decreased organic sales of 4 percent.
Financial condition: Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first six months of 2024, the Company purchased $421 million of its own stock, compared to $29 million of stock purchases in the first six months of 2023. As of June 30, 2024, approximately $3.8 billion remained available under the authorization. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share. In May 2024, 3M's Board of Directors declared a second-quarter 2024 dividend of $0.70 per share resetting 3M's dividend post-Solventum spin.

Results of Operations
Net Sales: Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended June 30,			Six months ended June 30,
(Percent of net sales)	2024	2023	Change	2024	2023	Change
Cost of sales	57.1%	59.3%	(2.2)%	57.5%	60.6%	(3.1)%
Selling, general and administrative expenses (SG&A)	18.1	184.9	(166.8)	18.4	103.4	(85.0)
Research, development and related expenses (R&D)	4.5	4.7	(0.2)	4.4	4.8	(0.4)
Operating income (loss) margin	20.3%	(148.9)%	169.2%	19.7%	(68.8)%	88.5%
Stock compensation expense was $154 million and $35 million for the second quarter of 2024 and 2023, respectively, and $180 million and $155 million for the six months ended 2024 and 2023, respectively, which impacts cost of sales; selling, general and administrative expenses (SG&A); and research, development and related expenses (R&D). The Company’s annual stock option and restricted stock unit grant is typically made in February. As discussed in Note 18, because of certain accounting rules, grants to employees that are retiree-eligible are essentially fully reflected as compensation at time of grant. This retiree-eligible population generally represents approximately 34 percent of the annual grant stock-based compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.
Defined benefit pension and postretirement service cost expense for continuing operations (which impacts cost of sales, SG&A, and R&D) for the first six months of 2024 was $48 million compared to $56 million in same period last year (as discussed in Note 13). For total year 2024, considering the remeasurements of U.S. pension and postretirement pension plans and second quarter 2024 $795 million pension settlement charge associated the pension risk transfer special item (all discussed in Note 13), 3M estimates full year 2024 continuing operations defined benefit pension and postretirement service cost expense to total approximately $195 million while continuing operations non-service pension and postretirement net benefit cost is anticipated to be a charge of approximately $810 million, for a total estimated continuing operations consolidated defined benefit pre-tax pension and postretirement expense of approximately $1,005 million. These amounts reflect a decrease of $27 million and an increase of $918 million in the service and non-service cost components, respectively, compared to 2023 on similar basis as discussed below
For total year 2023 on a comparable continuing operations basis, the Company recognized defined benefit pension and postretirement service cost expense of $222 million and a benefit of $108 million related to all non-service pension and postretirement net benefit costs (after settlements, curtailments, special termination benefits and other) for a total continuing operations defined benefit pension and postretirement expense of $114 million.
For 2025, 3M preliminarily expects a year-on-year non-service pension and postretirement expense tailwind of approximately $720 million, primarily as a result of the second quarter 2024 pension risk transfer charge special item (see Note 13 and section entitled “Description of special items”). Adjusting for this 2024 special item, 3M expects a year-on-year headwind of approximately $70 million primarily due to amortization of prior service costs and impacts from previously deferred asset losses. These estimates are based on assumptions from 3M's most recent remeasurements of applicable plans carrying over to the year-end 2024 measurement.
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with these investments impacting cost of sales, SG&A, and R&D.
Cost of Sales: Cost of sales, measured as a percent of sales, decreased in the second quarter and first six months of 2024 when compared to the same period last year. Decreases were primarily due to ongoing manufacturing productivity initiatives and lower raw materials and energy costs, along with lower year-on-year restructuring charges. In the second quarter of 2024, these decreases were partially offset by timing of stock-based compensation grants.
Selling, General and Administrative Expenses: SG&A, measured as a percent of sales, decreased in the second quarter and first six months of 2024 when compared to the same period last year. Decreases were primarily impacted by a $10.3 billion pre-tax charge related to the PWS settlement in the second quarter of 2023 (discussed in Note 17). SG&A in 2024 was impacted by lower year-on-year restructuring charges and the second quarter 2024 timing of stock-based compensation grants.
Research, Development and Related Expenses: R&D, measured as a percent of sales, slightly decreased in the second quarter and first six months of 2024 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations.

Other Expense (Income), Net: See Note 7 for a detailed breakout of this line item.
Interest expense (net of interest income) increased in the second quarter and first six months of 2024 compared to the same period year-on-year primarily driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement in the second and third quarter of 2023 respectively (discussed in Note 17).
The non-service pension and postretirement net benefit decreased approximately $821 million and $836 million in the second quarter and first six months of 2024, respectively, compared to the same period year-on-year, largely due to the $795 million second quarter 2024 pension settlement charge as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company (see Note 13).
Solventum ownership - change in value resulted in a year-on-year benefit of $1.1 billion for both second quarter and first six months of 2024 following Solventum's separation from 3M in April 2024 (discussed in Note 2).
Provision (benefit) for Income Taxes:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income/loss)	2024	2023	2024	2023
Effective tax rate	14.4%	24.0%	18.1%	24.6%
Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 9.
Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Income (loss) from unconsolidated subsidiaries, net of taxes	$3	$3	$4	$5
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2024	2023	2024	2023
Net income (loss) attributable to noncontrolling interest	$6	$5	$11	$10
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
Performance by Business Segment
Item 1, Business Segments, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 19. As discussed in Note 19, 3M made changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024. Information provided herein reflects the impact of these changes for all applicable periods presented. 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.
Corporate and Unallocated and Other: Outside of 3M's operating segments, 3M has Corporate and Unallocated and Other which are not reportable business segments as they do not meet the segment reporting criteria. Because Corporate and Unallocated and Other include a variety of miscellaneous items, they are subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated and Other are presented separately in the preceding business segments table and in Note 19.
•Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”.
◦Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 17), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the

Safety and Industrial business segment. Corporate special items for the periods presented also include divestiture costs and Russia exit costs/ benefits. Divestiture costs include costs that were not eligible to be part of discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
▪Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items and to Note 19 for additional information on the components of corporate special items. Corporate special item net costs decreased year-over-year primarily due to lower net costs for significant litigation associated with Corporate and Unallocated.
◦Other corporate expense-net includes certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that 3M may choose not to allocate directly to its business segments. Other corporate expense-net also includes costs previously allocated to Solventum prior to the Separation that were not eligible to be part of discontinued operations, commercial activity with Solventum post-Separation, and certain operations of the former Health Care business segment retained by 3M.
▪Other corporate operating expenses, net, decreased year-over-year in the second quarter and first six months of 2024 primarily due to lower pre-tax restructuring charges (see Note 6).
•Other:
◦This category principally reflects activity associated with:
▪Operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with those previous divestitures.
▪Transition arrangement agreements (e.g. fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Separation, as well as other applicable divestitures.
◦Operating income categorized as "Other" increased year-over-year in the second quarter of 2024 and decreased year-over-year in the first six months of 2024 primarily due to the extent of transition arrangement income from divested businesses.
Operating Business Segments: Information related to 3M’s business segments is presented in the tables that follow with additional context in the corresponding narrative below the tables.
Refer to 3M's 2023 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.

Safety and Industrial Business:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$2,759	$2,765	$5,491	$5,544
Sales change analysis:
Organic sales	1.1%		(0.2)%
Translation	(1.3)		(0.7)
Total sales change	(0.2)%		(0.9)%

Business segment operating income (millions)	$612	$534	$1,269	$1,135
Percent change	14.4%		11.7%
Percent of sales	22.2%	19.3%	23.1%	20.5%

Adjusted business segment operating income (millions) (non-GAAP measure)	$623	$614	$1,287	$1,176
Percent change	1.4%		9.4%
Percent of sales	22.6%	22.2%	23.4%	21.2%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs related to respirator mask/asbestos (Aearo-related and non-Aearo related). During the voluntary Aearo chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023 —see Note 17), net costs related to Aearo-respirator mask/asbestos matters were reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continued to be reflected as special items in the Safety and Industrial business segment. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected in the Safety and Industrial business segment (rather than reflected in Corporate and Unallocated—see Note 19 for additional information). Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Second quarter 2024 results:
Sales in Safety and Industrial were down 0.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in industrial adhesives and tapes, personal safety, and automotive aftermarket, were flat in electrical markets and roofing granules, and decreased in industrial specialties and abrasives.
•Growth primarily came from industrial adhesives and tapes driven by strength in bonding solutions for consumer electronics devices partially offset by continued mixed industrial end market demand as end customers remained cautious.
Business segment operating income margins increased year-on-year driven by benefits from organic volume growth, productivity and lower restructuring charges partially offset by headwinds from stock-based compensation and cost inefficiencies due to the spin of Solventum. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
First six months 2024 results:
Sales in Safety and Industrial were down 0.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and industrial adhesives and tapes, were flat in personal safety, and decreased in industrial specialties, abrasives, electrical markets and automotive aftermarket.
•Growth was held back by disposable respirator sales decline within personal safety (which negatively impacted year-on-year first quarter organic growth by 0.8 percentage points) and industrial end market demand remained mixed. This was partially offset by growth in industrial adhesives and tapes.
Business segment operating income margins increased year-on-year primarily driven by benefits from productivity actions, restructuring and strong spending discipline, partially offset by cost inefficiencies due to the spin of Solventum. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$2,143	$2,191	$4,247	$4,241
Sales change analysis:
Organic sales	(1.3)%		0.6%
Acquisitions	1.0		1.2
Translation	(1.9)		(1.6)
Total sales change	(2.2)%		0.2%

Business segment operating income (millions)	$428	$410	$909	$704
Percent change	4.6%		29.2%
Percent of sales	20.0%	18.7%	21.4%	16.6%

Adjusted sales (millions) (non-GAAP measure)	$1,907	$1,859	$3,730	$3,564
Sales change analysis:
Organic sales	3.3%		4.9%
Acquisitions	1.1		1.4
Translation	(1.8)		(1.6)
Total sales change	2.6%		4.7%

Adjusted business segment operating income (millions) (non-GAAP measure)	$426	$369	$905	$653
Percent change	15.8%		38.8%
Percent of sales	22.3%	19.8%	24.3%	18.3%
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
Second quarter 2024 results:
Sales in Transportation and Electronics were down 2.2 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 2.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics, and decreased in advanced materials, and commercial branding and transportation,and automotive and aerospace.
•Growth was held back by headwinds related to PFAS manufactured products.
Acquisitions:
•Impacts related to reconsolidation of Aearo entities are included in Transportation and Electronics.
◦In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 17). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year driven by benefits from organic volume growth, productivity, and lower restructuring charges partially offset by headwinds from stock-based compensation and cost inefficiencies due to the spin of Solventum. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

First six months 2024 results:
Sales in Transportation and Electronics were up 0.2 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 4.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics and automotive and aerospace, were flat in commercial branding and transportation, and decreased in advanced materials.
•Growth came from strength in electronics due to additional spec-in wins and strength in semiconductor. This was partially offset by headwinds related to PFAS manufactured products.
Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities (discussed in Note 17). For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year driven by benefits from strong leverage on organic sales volume growth, productivity actions, restructuring and strong spending discipline partially offset by cost inefficiencies due to the spin of Solventum. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
Consumer Business:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Sales (millions)	$1,263	$1,293	$2,403	$2,485
Sales change analysis:
Organic sales	(1.4)%		(2.6)%
Translation	(1.0)		(0.7)
Total sales change	(2.4)%		(3.3)%

Business segment operating income (millions)	$219	$235	$435	$414
Percent change	(6.7)%		5.2%
Percent of sales	17.4%	18.2%	18.1%	16.7%
Second quarter 2024 results:
Sales in Consumer were down 2.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement and consumer safety and well-being, and decreased in home and auto care and packaging and expression.
•Growth was negatively impacted by continued softness in consumer discretionary demand for hardline goods along with product portfolio and geographic prioritization.
Business segment operating income margins decreased year-on-year driven by headwinds from organic volume decline, stock-based compensation and cost inefficiencies due to the spin of Solventum partially offset by lower restructuring charges.
First six months 2024 results:
Sales in Consumer were down 3.3 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement and consumer safety and well-being, and decreased in home and auto care and packaging and expression.
•Growth was negatively impacted by continued softness in consumer discretionary spending along with product portfolio and geographic prioritization.
Business segment operating income margins increased year-on-year from benefits from productivity actions, restructuring, portfolio initiatives, strong spending discipline partially offset by decline in organic sales volume and cost inefficiencies due to the spin of Solventum.

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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at June 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, negative outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch.
The Company’s total debt associated with continuing operations at June 30, 2024 decreased when compared to December 31, 2023 as a result of $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Amounts borrowed by Solventum during the first quarter of 2024 were a liability associated with discontinued operations and, as transferred obligations, became the sole responsibility of Solventum after the April 1, 2024 Separation, as discussed in Note 12. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous WKSI shelf registration dated February 10, 2020. The Company has issued debt securities under a WKSI shelf in August 2019 and March 2020. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of June 30, 2024, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at June 30, 2024. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2024, this ratio was approximately 16 to 1. Debt covenants do not restrict the payment of dividends.
The Company also had $329 million in stand-alone letters of credit and bank guarantees issued and outstanding at June 30, 2024. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: At June 30, 2024, 3M had $10.4 billion of cash, cash equivalents and marketable securities, of which approximately $4.8 billion was held by the Company’s foreign subsidiaries and approximately $5.6 billion was held in the United States. These balances are invested in bank instruments and other high quality securities. At December 31, 2023, 3M had $5.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $2.7 billion was held by the United States. The increase from December 31, 2023 was driven by proceeds from Solventum's issuance of debt prior to the Separation as discussed in Note 12, of which approximately $7.7 billion of proceeds was retained by 3M in the Separation, partially offset by debt maturities. As discussed in the "Material Cash Requirements from Known Contractual and Other Obligations" section further below, 3M expects to pay approximately $3.7 billion in July 2024 related to the PWS Settlement and CAE Settlement, reducing cash, cash equivalents and marketable securities ($0.7 billion was paid in the first half of 2024 - discussed in Note 17).
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of June 30, 2024 and December 31, 2023.

(Millions)	June 30, 2024	December 31, 2023	Change
Total debt	$13,083	$16,035	$(2,952)
Less: Cash, cash equivalents and marketable securities	10,372	5,805	4,567
Net debt (non-GAAP measure)	$2,711	$10,230	$(7,519)
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
Working capital (non-GAAP measure):

(Millions)	June 30, 2024	December 31, 2023	Change
Current assets	$19,515	$16,379	$3,136
Less: Current liabilities	14,345	15,297	(952)
Working capital (non-GAAP measure)	$5,170	$1,082	$4,088
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
Working capital increased $4.1 billion compared with December 31, 2023. Balance changes in current assets increased working capital by $3.1 billion, driven largely by increases in cash and cash equivalents due to proceeds retained by 3M in the Separation from Solventum's issuance of debt partially offset by debt maturities. Balance changes in current liabilities increased working capital by $1.0 billion, primarily due to short-term borrowings and current portions of long-term debt partially offset by increases in current liabilities relating to other environment liabilities and the CAE Settlement (discussed in Note 17).
Cash Flows: Discussions of cash flows from operating, investing and financing activities are provided in the sections that follow. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, also include cash and cash equivalents associated with Solventum through its April 2024 separation from 3M that were presented in current assets of discontinued operations in the 3M Consolidated Balance Sheet.
Cash Flows from Operating Activities:
Cash flows from operating activities can fluctuate significantly from period to period, as working capital movements, tax timing differences and other items such as litigation payments can significantly impact cash flows.
In the first six months of 2024, cash flows provided by operating activities decreased $996 million compared to the same period last year, primarily driven by payments of $603 million related to the CAE Settlement (discussed in Note 17) and balance changes in inventories decreasing operating cash flow $371 million (a decrease of operating cash flow by $270 million in 2024, compared to an increase in operating cash flow by $101 million in 2023). The second quarter pre-tax charge of approximately $10.3 billion in 2023 related to the PWS Settlement (discussed in Note 17 largely impacted the net income component above, with offsets in the other-net and deferred tax elements.

Cash Flows from Investing Activities:
Investments in property, plant and equipment (PP&E) enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $644 million on PP&E in the first six months of 2024.
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
Cash Flows from Financing Activities:
Debt cash flow activity includes proceeds from Solventum's issuance of $8.4 billion in aggregate principal amount of debt in the first quarter of 2024 partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. The gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had no commercial paper outstanding at June 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2024, the Company purchased $421 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share. In May 2024, 3M's Board of Directors declared a second-quarter 2024 dividend of $0.70 per share resetting 3M's dividend post-Solventum spin.
Cash flows from financing activity in 2024 also include $0.6 billion of net cash transferred to Solventum associated with the close of the Separation (discussed in Note 2).
Other cash flows from financing activities may include various other items, such as cash paid associated with certain derivative instruments, distributions to or sales of noncontrolling interests, changes in overdraft balances, and principal payments for finance leases.
Material Cash Requirements from Known Contractual and Other Obligations: See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2023 Annual Report on Form 10-K. Amongst the items and amounts referenced therein, 3M expects to pay approximately $3.7 billion in July 2024 related to the PWS Settlement and CAE Settlement.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential business disruption; the diversion of management time; the impact of the transaction on the Company's ability to retain talent; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; the risk that any consents or approvals required will not be obtained; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”), including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or 3M (“CAE Settlement”).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2023 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2024.
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
In connection with the Separation, there were several processes, policies, operations, technologies and information systems that were transferred or separated. Through the quarter ended June 30, 2024, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2024
PART II. Other Information
Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part I, Item 1, Note 17, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
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
During the second quarter of 2024, the Company derived approximately 55 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could adversely impact the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
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
As previously reported, governments in the United States and internationally have increasingly been regulating a broad group of perfluoroalkyl and polyfluoroalkyl substances produced by the Company, collectively known as “PFAS,” including some presently or historically produced by the Company.

The PFAS group of substances contains several categories and classes of durable chemicals and materials with properties that include oil, water, temperature, chemical, and fire resistance, as well as electrical insulating properties. The strength of the carbon-fluorine bond also means that these compounds do not easily degrade. These characteristics have made PFAS substances critical to the manufacture of a wide range of products, including electronic devices such as cell phones, tablets, and semi-conductors. They are also used to help prevent contamination of medical products like surgical gowns and drapes. Commercial aircraft and low-emissions vehicles also rely on PFAS technology. 3M is just one of a number of companies that manufacture PFAS compounds.
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
3M announced in December 2022 it will take two actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025; and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M continues to make progress toward these goals, as discussed further below. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
As stated above, 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, regulatory approval, customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
3M has noticed several global regulatory trends related to PFAS, including decreasing emission standards and limits set for the presence of certain PFAS in various media, and the inclusion in regulatory activity of a broadening group of PFAS. Developments in these and other global regulatory trends may require additional actions by 3M, including investigation, remediation and compliance actions, and may result in additional litigation and enforcement action-related costs.
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where substances designated as “hazardous substances” have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination under applicable environmental laws. As a result of the CERCLA designation of PFOA and PFOS as hazardous substances in 2024, and to the extent EPA finalizes additional proposals related to PFAS, 3M may be required to undertake additional investigative or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under these laws for claims seeking contribution for clean-up costs other entities might have.

The Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their reviews of the environmental and health effects of certain PFAS produced by the Company.3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the AFFF multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water suppliers in the United States regarding PFAS. The court approved that settlement in March 2024. 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2024 through 2036, in exchange for a release of certain claims, as described further in Note 17. Unexpected events related to the PWS Settlement, including the potential impact of the PWS Settlement on other PFAS-related matters could have a material adverse effect on the Company’s results of operations, cash flows or its consolidated financial position. In addition, as previously disclosed, in connection with the separation of Solventum, the Company agreed to retain liabilities related to PFAS for certain products sold by Solventum for a limited period of time following the separation.
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
The Company operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; securities and corporate laws; antitrust and competition laws; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery, anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. The Company is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company and its suppliers, vendors, or channel parties, to conduct business in a certain way. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors, or channel partners, or trade associations to which the Company belongs, have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements, or with legal requirements.

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
The Company's results of operations could be adversely impacted if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by the Company. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from the Company’s expectations, and have resulted and may in the future result in, one or more of the following: criminal or civil sanctions, including fines; limitations on the extent to which the Company can conduct business; employee and business partner terminations due to policy violations; and private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for the Company. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. Although the Company maintains general liability insurance to mitigate monetary exposure, the amount of liability that may result from certain of these risks may not always be covered by, or could exceed, the applicable insurance coverage. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables where applicable, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows or its consolidated financial position. In addition, negative publicity related to the matters noted above or other matters involving the Company may negatively impact the Company’s reputation. The Company also relies on patent and other intellectual property protection, and challenges to the Company’s intellectual property rights, or claims that the Company’s activities interfere with the intellectual property rights of a third party, could cause the Company to incur significant expenses to assert or defend against such claims, could result in reduced revenue, and could damage the Company’s reputation, any of which could have an adverse effect on the Company. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.
Risks Related to Our Products and Customer Preferences
* The Company’s results are affected by competitive conditions and customer preferences.
Demand for the Company’s products, which impacts revenue and profit margins, is affected by, among other things, (i) the development and timing of the introduction of competitive products; (ii) the Company’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for our products, including preferences for products that do not contain PFAS, the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products; and (v) changes in the business environment related to disruptive technologies, such as artificial intelligence and machine learning technologies, block-chain, expanded analytics, and other enhanced learnings from increasing volume of available data.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, negative outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could adversely affect liquidity and access to capital markets. In addition, interest expense could increase due to a rise in interest rates.

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
As previously disclosed, and as discussed further in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless faced significant litigation relating to the earplugs. In August 2023, the Company and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M. Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029. Payments to claimants are subject to certain conditions, including providing 3M with a full release of any and all claims involving the CAE. In March 2024, as of the final registration date for the CAE Settlement, more than 99% of claimants are participating in the settlement. The CAE Settlement is subject to risk and uncertainties, including, but not limited to, whether the anticipated full participation by plaintiffs in the CAE Settlement will be achieved, whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, the filing and outcome of additional litigation, if any, relating to the products that are the subject of the CAE Settlement, or changes in laws or regulations related to the CAE products or the CAE Settlement.
Risks Related to the Spin-off of Solventum, the Company’s Former Health Care Business
* The Company is subject to risks related to the separation of Solventum, the Company's former Health Care business, into an independent public company.
On April 1, 2024, the Company completed the planned spin-off of its health care business, which is known as Solventum Corporation, as an independent company. There can be no assurance that the anticipated benefits of the transaction will be realized, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts, in each case in the amounts or within the timeframes that were anticipated. The separation may also impose challenges on the Company and its business, including potential business disruption; the diversion of management time on matters relating to the transaction; the impact on the Company’s ability to retain talent; potential impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties; and the risk that any consents or approvals required will not be obtained or will be obtained subject to material modifications to the terms of the underlying arrangement.
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
The Company retained an equity interest in Solventum in connection with the spin-off. The Company cannot predict the trading price of shares of Solventum’s common stock and the market value of the Solventum shares is subject to market volatility and other factors outside of the Company’s control. The Company intends to divest its ownership interest in Solventum within five years from the spin-off, but there can be no assurance regarding the timing of, or timeframe over which, such divestiture or divestitures may occur, or the amount of proceeds received by the Company in connection with any such divestitures.

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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2024	—	$—	—	$4,157
February 1 - 29, 2024	—	—	—	4,157
March 1 - 31, 2024	—	—	—	4,157
January 1 - March 31, 2024	—	—	—
April 1 - 30, 2024	2,177,941	91.82	2,177,941	3,957
May 1 - 31, 2024	—	—	—	3,957
June 1 - 30, 2024	1,992,549	100.36	1,992,549	3,757
April 1 - June 30, 2024	4,170,490	95.90	4,170,490
January 1 - June 30, 2024	4,170,490	$95.90	4,170,490
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On February 28, 2024, the Office of Foreign Assets Control (“OFAC”) renewed 3M's specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended June 30, 2024, 3M paid $167 as part of its intellectual property protection efforts in Iran. 3M plans to continue these IP rights protection activities, as authorized under the specific license.

Item 6. Exhibits
Filed herewith:

10.1^	Offer Letter of Employment of William Brown, dated March 8, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
95	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: July 26, 2024
	By	/s/ Monish Patolawala
Monish Patolawala,

President and Chief Financial Officer (Mr. Patolawala is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)