Form 10-Q
period 2024-09-30
3M CO
filed 2024-10-22
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, $0.01 par value per share	544,558,607 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2024

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2024
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2024	2023	2024	2023
Net sales	$6,294	$6,270	$18,565	$18,608

Operating expenses
Cost of sales	3,647	3,716	10,703	11,188
Selling, general and administrative expenses	1,062	5,419	3,322	18,182
Research, development and related expenses	269	267	803	862
Gain on business divestitures	—	(36)	—	(36)
Total operating expenses	4,978	9,366	14,828	30,196
Operating income (loss)	1,316	(3,096)	3,737	(11,588)

Other expense (income), net	(405)	206	(323)	334

Income (loss) from continuing operations before income taxes	1,721	(3,302)	4,060	(11,922)
Provision (benefit) for income taxes	348	(777)	771	(2,893)
Income (loss) from continuing operations of consolidated group	1,373	(2,525)	3,289	(9,029)

Income (loss) from unconsolidated subsidiaries, net of taxes	3	2	7	7
Net income (loss) from continuing operations including noncontrolling interest	1,376	(2,523)	3,296	(9,022)

Less: Net income (loss) attributable to noncontrolling interest	4	4	15	14
Net income (loss) from continuing operations attributable to 3M	1,372	(2,527)	3,281	(9,036)

Net income (loss) from discontinued operations, net of taxes	—	452	164	1,096
Net income (loss) attributable to 3M	$1,372	$(2,075)	$3,445	$(7,940)

Earnings (loss) per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	550.6	554.3	553.1	553.7
Earnings (loss) per share from continuing operations — basic	$2.49	$(4.56)	$5.93	$(16.32)
Earnings (loss) per share from discontinued operations — basic	—	0.82	0.30	1.98
Earnings (loss) per share — basic	$2.49	$(3.74)	$6.23	$(14.34)

Weighted average 3M common shares outstanding — diluted	552.7	554.3	554.5	553.7
Earnings (loss) per share from continuing operations — diluted	$2.48	$(4.56)	$5.92	$(16.32)
Earnings (loss) per share from discontinued operations — diluted	—	0.82	0.29	1.98
Earnings (loss) per share — diluted	$2.48	$(3.74)	$6.21	$(14.34)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Net income (loss) attributable to 3M	$1,372	$(2,075)	$3,445	$(7,940)
Net income (loss) attributable to noncontrolling interest	4	4	15	14
Net income (loss) including noncontrolling interest	1,376	(2,071)	3,460	(7,926)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	368	(365)	15	(224)
Defined benefit pension and postretirement plans adjustment	48	50	1,009	151
Cash flow hedging instruments	(74)	21	(55)	20
Total other comprehensive income (loss), net of tax	342	(294)	969	(53)
Comprehensive income (loss) including noncontrolling interest	1,718	(2,365)	4,429	(7,979)
Comprehensive (income) loss attributable to noncontrolling interest	(3)	(3)	(14)	(14)
Comprehensive income (loss) attributable to 3M	$1,715	$(2,368)	$4,415	$(7,993)
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$6,050	$5,735
Marketable securities — current	1,245	50
Accounts receivable — net of allowances of $65 and $62	3,528	3,601
Inventories
Finished goods	1,974	1,842
Work in process	1,190	1,242
Raw materials and supplies	875	860
Total inventories	4,039	3,944
Prepaids	470	344
Other current assets	967	326
Current assets of discontinued operations	—	2,379
Total current assets	16,299	16,379
Property, plant and equipment	23,794	23,494
Less: Accumulated depreciation	(16,265)	(15,804)
Property, plant and equipment — net	7,529	7,690
Operating lease right of use assets	606	657
Goodwill	6,395	6,382
Intangible assets — net	1,242	1,323
Other assets	8,804	6,806
Non-current assets of discontinued operations	—	11,343
Total assets	$40,875	$50,580
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,870	$2,947
Accounts payable	2,689	2,776
Accrued payroll	703	695
Accrued income taxes	473	304
Operating lease liabilities — current	168	192
Other current liabilities	5,488	6,660
Current liabilities of discontinued operations	—	1,723
Total current liabilities	11,391	15,297
Long-term debt	11,319	13,088
Pension and postretirement benefits	1,716	2,156
Operating lease liabilities	443	464
Other liabilities	11,312	14,021
Non-current liabilities of discontinued operations	—	686
Total liabilities	36,181	45,712
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2024: 544,558,607, December 31, 2023: 552,581,136
Additional paid-in capital	7,182	6,956
Retained earnings	36,459	37,479
Treasury stock, at cost:	(33,784)	(32,859)
Shares at September 30, 2024: 399,474,449, December 31, 2023: 391,451,920
Accumulated other comprehensive income (loss)	(5,224)	(6,778)
Total 3M Company shareholders’ equity	4,642	4,807
Noncontrolling interest	52	61
Total equity	4,694	4,868
Total liabilities and equity	$40,875	$50,580
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
(Unaudited)

	Nine months ended September 30,
(Millions)	2024	2023
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$3,460	$(7,926)
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,041	1,450
Company pension and postretirement contributions	(116)	(85)
Company pension and postretirement expense	953	113
Stock-based compensation expense	242	222
Gain on business divestitures	—	(36)
Deferred income taxes	293	(3,468)
Changes in assets and liabilities
Accounts receivable	(87)	(371)
Inventories	(172)	236
Accounts payable	8	118
Accrued income taxes (current and long-term)	(152)	(369)
Other — net	(5,469)	14,810
Net cash provided by (used in) operating activities	1	4,694

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(890)	(1,257)
Proceeds from sale of PP&E and other assets	55	114
Purchases of marketable securities and investments	(2,220)	(1,143)
Proceeds from maturities and sale of marketable securities and investments	1,022	1,292
Proceeds from sale of businesses, net of cash sold	—	60
Other — net	(27)	28
Net cash provided by (used in) investing activities	(2,060)	(906)

Cash Flows from Financing Activities
Change in short-term debt — net	(205)	485
Repayment of debt (maturities greater than 90 days)	(2,653)	(2,434)
Proceeds from debt (maturities greater than 90 days)	8,367	2,011
Purchases of treasury stock	(1,096)	(31)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	68	245
Dividends paid to shareholders	(1,604)	(2,483)
Cash transferred to Solventum related to separation, net	(616)	—
Other — net	(83)	(16)
Net cash provided by (used in) financing activities	2,178	(2,223)

Effect of exchange rate changes on cash and cash equivalents	(2)	(80)

Net increase (decrease) in cash and cash equivalents	117	1,485
Cash and cash equivalents at beginning of year	5,933	3,655
Cash and cash equivalents at end of period	$6,050	$5,140
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
Relevant New Standards Issued Subsequent to Most Recent Annual Report
In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require a registrant to disclose information in annual reports and registration statements about climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The information would include disclosure of a registrant's greenhouse gas emissions. In addition, certain disclosures related to severe weather events and other natural conditions would be required in a registrant’s audited financial statements. Annual disclosure requirements would be effective for 3M as early as the fiscal year beginning January 1, 2025. However, in April 2024, the SEC voluntarily stayed the final rules pending certain legal challenges. The Company is evaluating the impact of these rules on its disclosures.
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

3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in Note 19 relative to "Corporate and Unallocated" (recorded as net sales and associated costs) and "Other" (recorded as a direct offset to associated costs), respectively. Solventum transition agreement income for the three months ended September 30, 2024 included in "Other" was approximately $5 million (approximately $0.2 billion gross fees, net of assigned costs). Transition agreement income for the nine months ended September 30, 2024 included in "Other" was approximately $40 million (approximately $0.4 billion gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements described above were approximately $0.5 billion and $0.2 billion, respectively, as of September 30, 2024.
Information regarding net income (loss) from discontinued operations, net of taxes includes the following noting there was no material income (loss) from discontinued operations for the three months ended September 30, 2024:

	Three months ended September 30,	Nine months ended September 30,
Net Income (Loss) from Discontinued Operations, Net of Taxes (millions)	2023	2024	2023
Net sales	$2,042	$1,987	$6,060
Cost of sales	864	844	2,611
Other operating expenses	736	837	2,232
Other expense (income), net	(6)	44	(17)
Income (loss) from discontinued operations before income taxes	448	262	1,234
Provision for income taxes	(4)	98	138
Net income (loss) from discontinued operations, net of taxes	$452	$164	$1,096
Major classes of assets and liabilities of discontinued operations include the following:

Assets and Liabilities of Discontinued Operations (millions)	December 31, 2023
Assets
Cash and cash equivalents	$198
Marketable securities — current	3
Accounts receivable — net	1,149
Inventories	878
Other current assets	151
Current assets of discontinued operations	2,379
Property, plant and equipment — net	1,469
Operating lease right of use assets	102
Goodwill	6,545
Intangible assets — net	2,903
Other assets	324
Non-current assets of discontinued operations	11,343
Liabilities
Accounts payable	469
Accrued payroll	209
Accrued income taxes	61
Operating lease liabilities — current	33
Other current liabilities	951
Current liabilities of discontinued operations	1,723
Pension and postretirement benefits	315
Operating lease liabilities	70
Other liabilities	301
Non-current liabilities of discontinued operations	$686
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

	Nine months ended September 30,
Selected Cash Flow Information from Discontinued Operations (millions)	2024	2023
Depreciation and amortization	$139	$416
Purchases of property, plant and equipment (PP&E)	77	163

NOTE 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net Sales by Division (millions)	2024	2023	2024	2023
Abrasives	$323	$330	$975	$1,005
Automotive Aftermarket	313	316	923	933
Electrical Markets	333	327	969	980
Industrial Adhesives and Tapes	542	516	1,591	1,549
Industrial Specialties Division	287	290	856	896
Personal Safety	828	840	2,542	2,557
Roofing Granules	141	132	402	375
Total Safety and Industrial Business Segment	2,767	2,751	8,258	8,295

Advanced Materials	244	274	751	880
Automotive and Aerospace	469	507	1,456	1,446
Commercial Branding and Transportation	659	652	1,941	1,962
Electronics	767	738	2,238	2,124
Total Transportation and Electronics Business Segment	2,139	2,171	6,386	6,412

Consumer Safety and Well-Being	285	295	831	843
Home and Auto Care	291	308	898	963
Home Improvement	416	391	1,115	1,087
Packaging and Expression	307	321	858	907
Total Consumer Business Segment	1,299	1,315	3,702	3,800

Corporate and Unallocated	81	26	193	71
Other	8	7	26	30
Total Company	$6,294	$6,270	$18,565	$18,608

	Three months ended September 30,		Nine months ended September 30,
Net Sales by Geographic Area (millions)	2024	2023	2024	2023
Americas	$3,484	$3,459	$10,114	$10,027
Asia Pacific	1,783	1,758	5,272	5,348
Europe, Middle East and Africa	1,027	1,053	3,179	3,233
Worldwide	$6,294	$6,270	$18,565	$18,608
Americas included United States net sales to customers of $2.8 billion and $8.1 billion for the three and nine months ended September 30, 2024, respectively, and $2.7 billion and $8.0 billion for the three and nine months ended September 30, 2023, respectively. Asia Pacific included China/Hong Kong net sales to customers of $0.7 billion and $2.1 billion for the three and nine months ended September 30, 2024, respectively, and $0.7 billion and $2.0 billion for the three and nine months ended September 30, 2023, respectively.
NOTE 4. Divestitures
Refer to Note 3 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K for more information on relevant pre-2024 divestitures. One of the 2023 divestitures, the dental local anesthetic business, mentioned therein was part of the former Health Care business segment. Because this anesthetic business was divested prior to the separation of Solventum, its operations are not reflected as discontinued operations and instead are reflected herein as part of "Other" for all applicable periods presented as discussed in Note 19.
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

NOTE 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Unallocated	Total Company
Balance as of December 31, 2023	$4,542	$1,512	$270	$58	$6,382
Translation and other	3	9	1	—	13
Balance as of September 30, 2024	$4,545	$1,521	$271	$58	$6,395
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of September 30, 2024, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	September 30, 2024	December 31, 2023
Customer related	$1,343	$1,337
Patents	225	225
Other technology-based	376	375
Definite-lived tradenames	489	489
Other	48	48
Total gross carrying amount	2,481	2,474

Accumulated amortization — customer related	(939)	(883)
Accumulated amortization — patents	(225)	(224)
Accumulated amortization — other technology-based	(329)	(317)
Accumulated amortization — definite-lived tradenames	(295)	(276)
Accumulated amortization — other	(30)	(31)
Total accumulated amortization	(1,818)	(1,731)

Total finite-lived intangible assets — net	663	743

Indefinite lived intangible assets (primarily tradenames)	579	580
Total intangible assets — net	$1,242	$1,323
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Amortization expense	$26	$40	$80	$99
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2024 follows:

(Millions)	Remainder of 2024	2025	2026	2027	2028	2029	After 2029
Amortization expense	$27	$106	$105	$85	$59	$57	$224
3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 6. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, in the first quarter of 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected (as updated to exclude discontinued operations) to impact approximately 8,000 positions worldwide with an expected pre-tax charge of $700 million to $800 million over that period. During 2023, management approved and committed to undertake associated actions resulting in a 2023 pre-tax charge of $415 million. During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 900 positions resulting in a pre-tax charge of $40 million and $178 million in the third quarter and nine months ended September 30, 2024, respectively. Since its beginning in 2023 through committed third quarter 2024 actions, this initiative has impacted approximately 6,600 positions worldwide. Remaining activities related to the restructuring actions approved and committed through September 30, 2024 under this initiative are expected to be completed in 2025. 3M expects to commit to further actions under this initiative.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$19	$2	$23	$61
Selling, general and administrative expenses	18	53	141	224
Research, development and related expenses	3	3	14	25
Total operating income impact	$40	$58	$178	$310
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended September 30,
	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$15	$3	$18	$10	$—	$10
Transportation and Electronics	8	1	9	9	—	9
Consumer	4	9	13	3	—	3
Corporate and unallocated	—	—	—	4	32	36
Total operating expense	$27	$13	$40	$26	$32	$58

	Nine months ended September 30,
	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$54	$28	$82	$64	$—	$64
Transportation and Electronics	24	19	43	46	—	46
Consumer	13	20	33	19	—	19
Corporate and unallocated	6	14	20	129	52	181
Total operating expense	$97	$81	$178	$258	$52	$310
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Accrued restructuring action balance as of December 31, 2023	$99	$—	$99
Incremental expense incurred in the first quarter of 2024	46	57	103
Incremental expense incurred in the second quarter of 2024	24	11	35
Incremental expense incurred in the third quarter of 2024	27	13	40
Non-cash changes	—	(81)	(81)
Adjustments	9	—	9
Cash payments	(124)	—	(124)
Accrued restructuring action balance as of September 30, 2024	$81	$—	$81

2023 to 2025 PFAS Exit Actions: As described in Note 5 in 3M's 2023 Annual Report on Form 10-K, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025. In 2023, 3M management approved and committed to undertake certain related workforce actions resulting in a pre-tax charge of $64 million ($40 million and $24 million in the third and fourth quarter respectively) primarily impacting cost of sales. During 2024, management approved and committed to undertake additional related workforce actions impacting approximately 100 positions resulting in a pre-tax charge of $7 million and $19 million primarily impacting cost of sales in the third quarter and nine months ended September 30, 2024, respectively. These charges are reflected within the Transportation and Electronics business segment. This initiative, beginning in 2023 through committed third quarter 2024 actions, has impacted approximately 650 positions worldwide. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2023	$60
Incremental expense incurred in the first quarter of 2024	4
Incremental expense incurred in the second quarter of 2024	8
Incremental expense incurred in the third quarter of 2024	7
Adjustments	(5)
Cash payments	(33)
Accrued restructuring action balance as of September 30, 2024	$41
NOTE 7. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Interest expense	$276	$304	$939	$571
Interest income	(107)	(72)	(360)	(160)
Pension and postretirement net periodic benefit cost (benefit)	7	(26)	792	(77)
Solventum ownership - change in value	(581)	—	(1,694)	—
Total	$(405)	$206	$(323)	$334
Beginning in the second quarter and third quarter of 2023, interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement, respectively (discussed in Note 17).
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. The non-service cost component above for the nine months ended September 30, 2024 was impacted by a $795 million pension settlement charge. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). At September 30, 2024, the balance of net unrealized gain on this investment is $1.7 billion.

NOTE 8. Supplemental Equity and Comprehensive Income (Loss) Information
Cash dividends declared and paid totaled $1.51 for the first quarter of 2024 and $0.70 for each of the second and third quarters of 2024, respectively, and $1.50 per share for each of the first, second and third quarters of 2023, or $2.91 and $4.50 per share for the first nine months of 2024 and 2023, respectively.
The table below presents the consolidated changes in equity for three and nine months ended September 30, 2024 and 2023:

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72
Net income (loss)	1,376		1,372			4
Other comprehensive income (loss), net of tax	342				343	(1)
Solventum spin-off	4		4		—
Dividends declared	(383)		(383)
Stock-based compensation	36	36
Reacquired stock	(684)			(684)
Dividend to noncontrolling interest	(23)					(23)
Issuances pursuant to stock option and benefit plans	38		(9)	47
Balance at September 30, 2024	$4,694	$7,191	$36,459	$(33,784)	$(5,224)	$52

Balance at June 30, 2023	$7,857	$6,867	$40,290	$(32,926)	$(6,433)	$59
Net income (loss)	(2,071)		(2,075)			4
Other comprehensive income (loss), net of tax	(294)				(293)	(1)
Dividends declared	(828)		(828)
Stock-based compensation	45	45
Reacquired stock	(2)			(2)
Dividend to non controlling interest	(3)					(3)
Issuances pursuant to stock option and benefit plans	27		(12)	39
Balance at September 30, 2023	$4,731	$6,912	$37,375	$(32,889)	$(6,726)	$59

		3M Company Shareholders
(Millions)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income (loss)	3,460		3,445			15
Total other comprehensive income (loss), net of tax	969				970	(1)
Solventum spin-off	(2,165)		(2,749)		584
Dividends declared	(1,604)		(1,604)
Stock-based compensation	226	226
Reacquired stock	(1,105)			(1,105)
Dividend to noncontrolling interest	(23)					(23)
Issuances pursuant to stock option and benefit plans	68		(112)	180
Balance at September 30, 2024	$4,694	$7,191	$36,459	$(33,784)	$(5,224)	$52

Balance at December 31, 2022	$14,770	$6,700	$47,950	$(33,255)	$(6,673)	$48
Net income (loss)	(7,926)		(7,940)			14
Total other comprehensive income (loss), net of tax	(53)				(53)	—
Dividends declared	(2,483)		(2,483)
Stock-based compensation	212	212
Reacquired stock	(31)			(31)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock option and benefit plans	245		(152)	397
Balance at September 30, 2023	$4,731	$6,912	$37,375	$(32,889)	$(6,726)	$59

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for three and nine months ended September 30, 2024 and 2023:

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	331	—	(70)	261
Amounts reclassified out	—	63	(21)	42
Total other comprehensive income (loss), before tax	331	63	(91)	303
Tax effect[2]	38	(15)	17	40
Total other comprehensive income (loss), net of tax	369	48	(74)	343
Balance at September 30, 2024, net of tax:	$(2,426)	$(2,689)	$(109)	$(5,224)

Balance at June 30, 2023, net of tax:	$(2,688)	$(3,737)	$(8)	$(6,433)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(340)	—	66	(274)
Amounts reclassified out	—	65	(38)	27
Total other comprehensive income (loss), before tax	(340)	65	28	(247)
Tax effect[2]	(24)	(15)	(7)	(46)
Total other comprehensive income (loss), net of tax	(364)	50	21	(293)
Balance at September 30, 2023, net of tax:	$(3,052)	$(3,687)	$13	$(6,726)

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(70)	285	14	229
Amounts reclassified out	68	1,035	(78)	1,025
Total other comprehensive income (loss), before tax	(2)	1,320	(64)	1,254
Tax effect[2]	18	(311)	9	(284)
Total other comprehensive income (loss), net of tax	16	1,009	(55)	970
Solventum spin-off	64	520	—	584
Balance at September 30, 2024, net of tax:	$(2,426)	$(2,689)	$(109)	$(5,224)

Balance at December 31, 2022, net of tax:	$(2,828)	$(3,838)	$(7)	$(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(232)	—	144	(88)
Amounts reclassified out	39	194	(119)	114
Total other comprehensive income (loss), before tax	(193)	194	25	26
Tax effect[2]	(31)	(43)	(5)	(79)
Total other comprehensive income (loss), net of tax	(224)	151	20	(53)
Balance at September 30, 2023, net of tax:	$(3,052)	$(3,687)	$13	$(6,726)
2 Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2024	2023	2024	2023
Cumulative Translation Adjustment	$—	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(14)	(15)	(243)	(43)
Cash flow hedging instruments, unrealized gain/loss	5	9	18	27
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
NOTE 9. Income Taxes
The effective tax rate on a continuing operations basis for the third quarter of 2024 was 20.3 percent on pre-tax income compared to 23.5 percent on a pre-tax loss in the prior year. The effective tax rate for the first nine months of 2024 was 19.0 percent compared to 24.3 percent on a pre-tax loss in the prior year. The primary factors that impacted the comparison of these rates year-over-year were the third quarter 2023 charge related to the settlement agreement to resolve CAE litigation (see Note 17), second quarter 2023 charge related to the settlement agreement with public water systems in the United States regarding PFAS (see Note 17), and the tax rate associated with the 2024 benefit related to the change in value of the retained ownership interest in Solventum.
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2024 and December 31, 2023 on a continuing operations basis are $710 million and $671 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
Net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. As of September 30, 2024, 3M's net non current deferred tax asset balance was approximately $3.9 billion. This included a balance of approximately $3.0 billion as a result of the 2023 pre-tax charges related to the PWS Settlement and the CAE Settlement (both discussed in Note 17). As of September 30, 2024 and December 31, 2023, on a continuing operations basis, the Company had valuation allowances of $1.1 billion and $0.7 billion on its deferred tax assets, respectively, with the amounts impacted beginning in 2024 by a valuation allowance related to the difference in basis of the retained ownership interest in Solventum.
In connection with the completion of the separation of Solventum in April 2024, 3M re-evaluated its global cash needs and certain unrepatriated earnings were no longer considered permanently reinvested, which resulted in a charge of approximately $100 million in the second quarter of 2024. Thereafter, 3M provides for income taxes associated with foreign earnings in certain subsidiaries that are not considered permanently reinvested. The Company has not provided deferred taxes on approximately $1.0 billion of undistributed earnings from non-U.S. subsidiaries as of September 30, 2024 which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on 3M's third quarter 2024 results. While 3M is monitoring developments and evaluating the potential impact on future periods, 3M does not expect Pillar Two to have a significant impact on its 2024 financial results.

NOTE 10. Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 31.1 million and 32.3 million average options for the three and nine months ended September 30, 2024, respectively, and 35.6 million and 36.0 million average options for the three and nine months ended September 30, 2023, respectively. In periods of net losses, these anti-dilutive effects include all weighted option shares outstanding and weighted average shares is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings (loss) per share follow:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) from continuing operations attributable to 3M	$1,372	$(2,527)	$3,281	$(9,036)
Net income (loss) from discontinued operations, net of taxes	—	452	164	1,096
Net income (loss) attributable to 3M	$1,372	$(2,075)	$3,445	$(7,940)

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	550.6	554.3	553.1	553.7
Dilution associated with stock-based compensation plans	2.1	—	1.4	—
Denominator for weighted average 3M common shares outstanding – diluted	552.7	554.3	554.5	553.7

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$2.49	$(4.56)	$5.93	$(16.32)
Earnings (loss) per share from discontinued operations — basic	—	0.82	0.30	1.98
Earnings (loss) per share — basic	$2.49	$(3.74)	$6.23	$(14.34)

Earnings (loss) per share from continuing operations — diluted	$2.48	$(4.56)	$5.92	$(16.32)
Earnings (loss) per share from discontinued operations — diluted	—	0.82	0.29	1.98
Earnings (loss) per share — diluted	$2.48	$(3.74)	$6.21	$(14.34)
NOTE 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2024	December 31, 2023
Asset backed securities	$12	$—
Foreign corporate debt	32	—
U.S. government securities	41	—
Corporate debt securities	459	—
Commercial paper	390	—
Certificates of deposit/time deposits	98	46
U.S. treasury securities	209	—
U.S. municipal securities	4	4
Current marketable securities	1,245	50

U.S. municipal securities	20	20
Non-current marketable securities	20	20

Total marketable securities	$1,265	$70
At September 30, 2024 and December 31, 2023, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.

The balances at September 30, 2024 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$1,201
Due after one year through five years	64
Due after five years through ten years	—
Total marketable securities	$1,265
NOTE 12. Long-Term Debt and Short-Term Borrowings
2023 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 13 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, information regarding similar debt-related activity for 2024 includes activity associated with Solventum through its April 2024 Separation.
The Company had no commercial paper outstanding at September 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
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
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2024. The maturities of long-term debt for the periods subsequent to September 30, 2024 are as follows (in millions):

Remainder of 2024	2025	2026	2027	2028	2029	After 2029	Total
$53	$1,869	$1,575	$847	$821	$1,790	$6,234	$13,189

NOTE 13. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Effective April 1, 2024, approximately $2.7 billion of benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2024 and 2023 follow:

	Three months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$28	$42	$15	$21	$5	$6
Non-operating expense
Interest cost	110	166	50	56	20	21
Expected return on plan assets	(140)	(243)	(81)	(76)	(15)	(20)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service benefit	(3)	(6)	—	—	(6)	(7)
Amortization of net actuarial loss	64	73	3	2	5	2
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Total non-operating expense (benefit)	31	(10)	(28)	(17)	4	(4)
Total net periodic benefit cost (benefit)	59	32	(13)	4	9	2

Service cost - continuing operations	$28	$34	$15	$17	$5	$5
Service cost - discontinued operations	—	8	—	4	—	1
Total service cost	28	42	15	21	5	6
Non-operating expense (benefit) - continuing operations	31	(6)	(28)	(17)	4	(3)
Non-operating expense (benefit) - discontinued operations	—	(4)	—	—	—	(1)
Total non-operating expense (benefit)	31	(10)	(28)	(17)	4	(4)
Total net periodic benefit cost (benefit) - continuing operations	59	28	(13)	—	9	2
Total net periodic benefit cost (benefit) - discontinued operations	—	4	—	4	—	—
Total net periodic benefit cost (benefit)	$59	$32	$(13)	$4	$9	$2

	Nine months ended September 30,
	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Net periodic benefit cost (benefit)
Operating expense
Service cost	$94	$128	$50	$60	$17	$18
Non-operating expense
Interest cost	411	497	153	165	63	66
Expected return on plan assets	(573)	(731)	(248)	(226)	(49)	(58)
Amortization of transition asset	—	—	2	2	—	—
Amortization of prior service benefit	(11)	(18)	1	1	(18)	(23)
Amortization of net actuarial loss	242	220	9	6	15	6
Settlements, curtailments, special termination benefits and other	795	—	—	—	—	—
Total non-operating expense (benefit)	864	(32)	(83)	(52)	11	(9)
Total net periodic benefit cost (benefit)	958	96	(33)	8	28	9

Service cost - continuing operations	$87	$104	$45	$48	$16	$15
Service cost - discontinued operations	7	24	5	12	1	3
Total service cost	94	128	50	60	17	18
Non-operating expense (benefit) - continuing operations	864	(20)	(83)	(50)	11	(7)
Non-operating expense (benefit) - discontinued operations	—	(12)	—	(2)	—	(2)
Total non-operating expense (benefit)	864	(32)	(83)	(52)	11	(9)
Total net periodic benefit cost (benefit) - continuing operations	951	84	(38)	(2)	27	8
Total net periodic benefit cost (benefit) - discontinued operations	7	12	5	10	1	1
Total net periodic benefit cost (benefit)	$958	$96	$(33)	$8	$28	$9
For the nine months ended September 30, 2024 contributions totaling $108 million were made to the Company’s U.S. and international pension plans and $8 million to its postretirement plans, including discontinued operations. Future contributions will depend on market conditions, interest rates and other factors. 3M does not expect the previously disclosed range of $100 million to $200 million of expected 2024 cash contributions to its U.S. and international retirement plans to be materially impacted by the April 1, 2024 separation of Solventum (see Note 2). 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
In the second quarter of 2024, 3M recorded a non-cash pension settlement charge of approximately $795 million reflected in other expense (income), net as a result of transferring approximately $2.5 billion of its U.S. pension payment obligations and related plan assets to an insurance company. The pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. The net impact of the pension risk transfer and the remeasurement was a decrease of approximately $220 million in the non-current liability for pensions (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using June 30, 2024 market conditions and calculated using the same methodology as disclosed in Note 14 to the Consolidated Financial Statements in 3M's 2023 Annual Report on Form 10-K. Using this methodology, the Company determined a discount rate of 5.43% for the U.S. pension plan as of June 30, 2024. The Company also reduced the expected return on assets assumption determined using June 30, 2024 market conditions and calculated using the same methodology as used at the annual measurement as of December 31, 2023. All other assumptions were consistent with the December 31, 2023 disclosures. This remeasurement impacts net periodic benefit cost for the remainder of 2024.
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

NOTE 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of September 30, 2024 and December 31, 2023 were approximately $300 million and $270 million, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet.
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
Cash Flow Hedges: As of September 30, 2024, the Company had a balance of $109 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $81 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of September 30, 2024 of the total after-tax net unrealized balance as of September 30, 2024, 3M expects to reclassify approximately $13 million after-tax net unrealized loss over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Foreign currency forward/option contracts	$(70)	$66	$14	$144
Fair Value Hedges: The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

Location on the Consolidated Balance Sheet (Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term debt	$937	$918	$(65)	$(84)

Net Investment Hedges: At September 30, 2024, the total notional amount of foreign exchange forward contracts designated in net investment hedges was approximately 100 million euros, along with a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros. The maturity dates of these derivative and nonderivative instruments designated in net investment hedges range from 2024 to 2031.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and nonderivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Foreign currency denominated debt	$(77)	$60	$(21)	$(5)
Foreign currency forward contracts	(6)	5	(1)	2
Total	$(83)	$65	$(22)	$(3)
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
Statement of Income (Loss) Location and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Three months ended September 30,				Nine months ended September 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Total consolidated financial statement line item amount	$3,647	$3,716	$(405)	$206	$10,703	$11,188	$(323)	$334
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	(23)	(40)	—	—	(84)	(125)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2	—	—	6	6
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	29	(21)	—	—	20	(18)
Derivatives designated as hedging instruments	—	—	(29)	21	—	—	(20)	18

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as instruments:
Foreign currency forward/option contracts	—	1	(13)	2	7	6	(7)	(11)
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

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,668	$2,109	Other current assets	$34	$68	Other current liabilities	$29	$27
Foreign currency forward/option contracts	840	342	Other assets	7	11	Other liabilities	19	5
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	68	88
Total derivatives designated as hedging instruments				41	79		116	120

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	1,164	1,023	Other current assets	5	5	Other current liabilities	2	7
Total derivatives not designated as hedging instruments				5	5		2	7

Total derivative instruments				$46	$84		$118	$127
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
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income from continuing operations by approximately $21 million and $40 million for the three and nine months ended September 30, 2024, respectively, and decreased pre-tax loss from continuing operations by approximately $20 million and $82 million for the three and nine months ended September 30, 2023, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

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
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
Description (Millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets:
Available-for-sale:
Marketable securities:
Asset backed securities	$12	$—	$—	$—	$12	$—	$—	$—
Foreign corporate debt	32	—	—	—	32	—	—	—
U.S. government securities	41	—	41	—	—	—	—	—
Corporate debt securities	459	—	—	—	459	—	—	—
Commercial paper	390	—	—	—	390	—	—	—
Certificates of deposit/time deposits	98	46	—	—	98	46	—	—
U.S. treasury securities	209	—	209	—	—	—	—	—
U.S. municipal securities	24	24	—	—	—	—	24	24
Solventum common stock	2,396	—	2,396	—	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	46	84	—	—	46	84	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	50	39	—	—	50	39	—	—
Interest rate contracts	68	88	—	—	68	88	—	—
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the third quarter and first nine months of 2024 and 2023.
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

	September 30, 2024		December 31, 2023
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$11,319	$10,449	$13,088	$11,859
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

NOTE 17. Commitments and Contingencies
Legal Proceedings: The Company and some of its subsidiaries are involved in numerous claims and lawsuits and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, products liability (involving products that the Company now or formerly manufactured and sold), intellectual property, commercial, antitrust, federal healthcare program related laws and regulations, such as the False Claims Act and anti-kickback laws, securities, and environmental, health and safety laws in the United States and other jurisdictions. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of potential future claims, and may engage in respect of such matters where it believes it would be appropriate to work towards a negotiated resolution of such matters. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment or injunctive relief.
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
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, the Company may ultimately incur charges substantially in excess of presently recorded liabilities, including with respect to matters for which no accruals are currently recorded, because losses are not currently probable and reasonably estimable. Many of the matters described herein are at varying stages, seek an indeterminate amount of damages or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable and reasonably estimable, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its consolidated financial position, results of operations and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.

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
The separation and distribution agreement governs the allocation of liabilities related to PFAS (as defined below) between the Company and Solventum, which liabilities will not be subject to the general allocation principles otherwise set forth in the separation and distribution agreement. The Company will retain all PFAS-related liabilities resulting from the business, operations, and activities of (x) the Company’s business (as defined in the separation and distribution agreement) and (y) Solventum’s business (as defined in the separation and distribution agreement) prior to April 1, 2024. Solventum will retain liability for all PFAS-related liabilities resulting from the business, operations, and activities of its business at or after April 1, 2024, other than liabilities from product claims alleging harm from the presence of PFAS in certain products of Solventum’s business sold at or after April 1, 2024, and prior to January 1, 2026 (subject to exceptions described in further detail below). The Company will retain liabilities related to site-based PFAS contamination at any real property owned, leased or operated by the Company and liabilities for site-based PFAS contamination arising from third-party claims at sites allocated to the Solventum group in the separation to the extent such liabilities relate to PFAS contamination existing at or prior to April 1, 2024. Solventum assumes PFAS liabilities from the Solventum sites to the extent resulting from an action taken by any member of the Solventum group following April 1, 2024, or from any failure by Solventum following April 1, 2024, to use commercially reasonable efforts that are consistent with then-current industry standards to avoid contamination. The Company will also retain PFAS liabilities for product claims (x) arising from the Company’s products, (y) arising from Solventum’s products sold prior to April 1, 2024, and (z) arising from certain products sold by Solventum at or after April 1, 2024, and prior to January 1, 2026 (subject to the exceptions described below). Clause (z) in the immediately preceding sentence will not extend to PFAS liabilities for product claims resulting from (i) new products introduced by Solventum following April 1, 2024, that contain or are enabled by PFAS that is not supplied by the Company, (ii) products that are modified by Solventum after April 1, 2024, to add, contain or become enabled by PFAS that is not supplied by the Company, or with respect to which any modification made after April 1, 2024, in the formulation or production of the product that changes the amount or type of PFAS contained in the product or the amount or type of PFAS enabling the product, in each case from and after the date of such modification, (iii) PFAS that is added to a Solventum product after it is sold by Solventum and (iv) PFAS that has accumulated in or on a Solventum product as a result of the use of the product (whether or not the product is being used as directed), including through filtration, purification or similar application. Solventum will be responsible for the maintenance of certain PFAS containment measures at its properties after the effective time of the distribution. In addition, and consistent with the allocation described above, the Company will retain specifically identified PFAS-related liabilities, including those resulting from specified PFAS-related litigation matters and liabilities under the Company’s settlement agreement with public water systems in the United States, as described below.
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance receivables the Company has accrued relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation: As of September 30, 2024, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 4,045 individual claimants, compared to approximately 4,042 individual claimants with actions pending December 31, 2023.

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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, is expected to represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in nineteen of the twenty cases tried to a jury (including the lawsuits described below) and, in the last twelve months, 3M has successfully defended three respirator product liability trials. In November 2023, a jury in Hawaii delivered a defense verdict in favor of 3M, concluding that 3M’s 8710 respirator was not a cause of plaintiff’s mesothelioma. In February 2024, a jury in Kentucky delivered a defense verdict in favor of 3M, concluding that 3M’s 8710 and 8210 respirators that the plaintiff claimed to have used were not defective. In April 2024, another jury in Kentucky returned a defense verdict in 3M's favor and concluded that 3M's 8710 respirator that the plaintiff claimed to have used was not defective.
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
As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s respirators. In April 2024, the court set a trial date for the unfair trade practices claims in December 2024. In October 2024, the court moved the trial date to January 7, 2025, for a bench trial only to determine if any liability exists; if liability is found by the judge, then damages would be determined in a separate trial with an advisory jury at a later date. An expert witness retained by the State has estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss due to open factual and legal questions.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2024 for respirator mask/asbestos liabilities by $41 million. In the first nine months of 2024, the Company made payments for legal defense costs and settlements of $69 million related to the respirator mask/asbestos litigation. As of September 30, 2024, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $546 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of September 30, 2024, the Company had an immaterial receivable for insurance recoveries related to the respirator mask/asbestos litigation. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.
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
As of September 30, 2024, the Company, through its Aearo subsidiary, had accruals of $53 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.

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
As a result of a phase-out decision in May 2000, the Company no longer manufactures certain PFAS compounds including PFOA, PFOS, PFHxS, and their precursor compounds. The Company ceased manufacturing and using the vast majority of those compounds within approximately two years of the phase-out announcement and ceased all manufacturing and the last significant use of those compounds by the end of 2008. The Company continues to manufacture a variety of shorter-chain-length PFAS compounds. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.

3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, regulatory approval, customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering of exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards presently non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M, used in current 3M products or generated as byproducts or degradation products from certain 3M production processes. Finally, in certain jurisdictions, legislation is being considered that, if enacted, might authorize the recovery from individuals or entities costs alleged to have been imposed on the jurisdiction's healthcare system, as well as related costs. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or regulatory enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
Europe
In the European Union, where 3M has PFAS manufacturing facilities in Germany and Belgium, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") and the EU’s Persistent Organic Pollutants ("POPs") Regulation. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluorocarboxylic acids (C9-C14 PFCAs), which are PFAS substances, also went into effect. In September 2024, the EU adopted a restriction on certain uses of perfluorohexanoic acid (“PFHxA”) and PFHxA-related substances, including in consumer goods and some uses of firefighting foams and concentrates.
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
In February 2023, the European Chemicals Agency published a proposal to restrict the manufacture, placing on the market, and use of PFAS under REACH, subject to certain proposed exceptions. In March 2023, the six-month consultation phase on the PFAS Restriction Proposal started and, in September 2023, the Company submitted comments on the proposal. Depending on the timing, scope, and obligations contained in any final restriction, PFAS manufacturers and manufacturers of PFAS-containing products including 3M could incur additional costs and potential exposures, including costs of having to discontinue or modify products, future compliance costs, possible litigation and/or enforcement actions.

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
Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority. An expert body advising the competent authorities in the country recently provided feedback on the feasibility study and identified several additional recommended steps, including certain immediate measures and additional soil and groundwater investigations, and the competent authorities have indicated that they are likely to adopt at least some of the recommended steps. As a result of this process, Dyneon has agreed to sponsor environmental studies related to the potential establishment of a landfill to dispose of PFOA-impacted soil. Dyneon continues to engage with the authorities and the predecessor operators of the Gendorf facility on this matter.
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
PFAS manufacturing in Zwijndrecht:
As previously disclosed, as a result of a safety measure issued by the Flemish Government involving PFAS, production operations were paused at the Zwijndrecht facility pending authorization to restart. In addition, in a series of actions the number of PFAS covered by the plant's environmental permit was expanded and pre-existing limits were lowered. 3M Belgium took action to address concerns raised by the Flemish Government and submitted a plan to accelerate the phase out of its PFAS-related production processes at the Zwijndrecht site. These plans were approved, and 3M Belgium anticipates completion of the phase out by the end of 2024.
In September 2024, the Flemish Government approved 3M Belgium's latest application for a water discharge permit. In October 2024, an appeal was filed against the permit by a local non-profit organization. The appeal suspends the approval of the permit until the competent authority decides on the merits of the appeal, which has not yet occurred. 3M Belgium is evaluating the potential impact of this action and potential next steps. 3M Belgium cannot at this time predict the outcome of any appeal of the permit and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, ultimately will be determined to meet permit limits imposed with respect to manufacturing at the Zwijndrecht facility. It is possible that additional actions will be required to reduce legacy sources of PFAS or that the wastewater treatment system will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
Dust emissions:
As previously disclosed, in October 2022, the Environmental Inspectorate imposed a safety measure on 3M Belgium regarding certain health and safety issues noted during inspections of the Zwijndrecht facility in March 2022, alleging certain related deficiencies, some dating back to 2010. In July 2023, the Environmental Inspectorate issued an infraction report stating the actions taken by 3M Belgium to address the October 2022 safety measure were insufficient to reduce dust formation from the facility. 3M Belgium implemented additional control measures to address potential dust formation.

Soil remediation and environmental law compliance:
Flemish government actions and Remediation Agreement. As previously disclosed, following the issuance of a notice of default from the Flemish Region alleging violations of environmental laws and seeking PFAS-related action and compensation, in July 2022, 3M Belgium and the Flemish Government announced an agreement (the “Remediation Agreement”) in connection with the Zwijndrecht facility. Pursuant to the Remediation Agreement, 3M Belgium, among other things, committed an aggregate of €571 million, including enhancements to site discharge control technologies, support for qualifying local commercial farmers impacted by restrictions on sale of agricultural products, ongoing off-site descriptive soil investigation, amounts to address certain identified priority remedial actions (which may include supporting additional actions as required under the Flemish Soil Decree), funds to be used by the Flemish Government in its sole discretion in connection with PFAS emissions from the Zwijndrecht facility, and support for the Oosterweel Project in cash and support services. The agreement contains certain provisions ending litigation and providing certain releases of liability for 3M Belgium, while recognizing that the Flemish Government retains its authority to act in the future to protect its citizenry, as specified in the agreement. In connection with these actions, the Company recorded a pre-tax charge of approximately $500 million in the first half of 2022.
Soil remediation. Consistent with Flemish environmental law, descriptive soil investigations (“DSIs”) have been carried out to assess areas of potential PFAS contamination that may require remediation. An accredited third-party soil remediation expert has conducted these DSIs. 3M Belgium has submitted all currently required DSIs.
Further, as previously disclosed, the accredited third-party soil remediation expert prepared multiple remedial action plans that have been approved by OVAM, the competent authority, and implementation activities are underway. Additional remedial action plans are pending and waiting for OVAM's approval. Other anticipated additional remedial action plans are scheduled to be submitted for OVAM’s review by the end of 2024. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree.
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
Belgium. As of September 30, 2024, a total of seventeen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
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
Canada. In December 2023, a putative class action was filed against 3M Canada, 3M Company, and other defendants in the British Columbia Supreme Court on behalf of Canadian individuals alleging personal injuries from exposure to Aqueous Film Forming Foam ("AFFF") imported into Canada for firefighting and other applications. The lawsuit seeks compensatory damages, punitive damages, disgorgement of profits, and the recovery of health care costs incurred by provincial and territorial governments.
In June 2024, the province of British Columbia, Canada, filed a putative class action in the British Columbia Supreme Court against 3M Canada, 3M Company, and other defendants. The lawsuit purports to be brought on behalf of all provincial and territorial governments in Canada, including all municipalities and other local governments responsible for drinking water systems. The province alleges that the defendants manufactured, marketed, distributed, and sold PFAS-containing products, including AFFF, knowing that they would contaminate the environment and threaten human health. The lawsuit asserts claims for public nuisance, private nuisance, negligent design, failure to warn, conspiracy, and breaches of the Competition Act. The lawsuit seeks compensatory damages for the costs incurred in: (1) the investigation, remediation, treatment, assessment, and restoration of lands, waters, sediments, and other natural resources contaminated by PFAS; and (2) the investigation, testing, monitoring, treatment, and remediation of PFAS contamination of drinking water, wastewater, storm water discharges, and biosolids. It also seeks punitive damages and disgorgement of profits.
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
In August 2024, a putative class action was filed against 3M Canada, 3M Company, and other defendants in the Manitoba Court of King’s Bench on behalf of Indian bands in Canada. The lawsuit seeks compensatory and punitive damages and abatement costs for the alleged PFAS contamination of Indian Reserve lands, waters, and other natural resources as well as drinking water.
In August and September 2024, putative class actions were filed against 3M Canada, 3M Company, and other defendants in the Ontario Superior Court and British Columbia Supreme Court on behalf of all private well owners in Canada whose well water contains PFAS. The lawsuits seek compensatory damages for the investigation, sampling, testing, assessment, treatment, remediation, and monitoring of well water as well as punitive damages.
In September 2024, a putative nationwide consumer class action was filed against 3M Canada, 3M Company, and other defendants in the British Columbia Supreme Court on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit seeks compensatory and punitive damages, disgorgement of profits, and the replacement of PFAS treated carpeting with non-PFAS treated carpeting.
In September 2024, the Canadian Minister of Transport filed a third-party contribution and indemnification action against 3M Canada, 3M Company, and other defendants in connection with a pending putative class action filed in British Columbia Supreme Court in April 2024 alleging property contamination from AFFF as a result of firefighting training at the Abbotsford International Airport outside Vancouver.
Canadian Environmental Protection Act (CEPA) PFAS Section 71 Reporting. Canada’s Minister of the Environment announced in July 2024 a mandatory survey on the manufacture, import, and use of 312 PFAS due on January 29, 2025. 3M is currently seeking an extension to align its reporting deadline with the U.S. EPA's PFAS reporting deadline of January 11, 2026.

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
With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of two or more of PFHxS, PFNA, HFPO-DA and PFBS in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States will have five years to meet the limits. Multiple petitions challenging the rule have been filed in federal court.
Various federal agencies in the United States also have been researching and publishing information about the potential health effects of PFAS. For example, EPA has issued final human health toxicity assessments for certain PFAS, including PFOA, PFOS, PFBS, and HFPO-DA. Those assessments identify the levels at which the EPA has determined exposures over various periods of time are unlikely to lead to adverse health effects.
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
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. Multiple industry groups have filed challenges to the rule in federal court.
As a result of the CERCLA designation of PFOA and PFOS, and to the extent EPA finalizes additional proposals related to PFAS, 3M may be required to undertake additional investigative or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under CERCLA for claims seeking contribution for clean-up costs other entities might have.
EPA published an Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, PFHxA, PFDA and their precursor compounds, as well as the precursor compounds of PFOS and PFOA, for public comment in April 2023 and the Company submitted comments to the proposal in August 2023.
In February 2024, EPA proposed two rules under the Resource Conservation and Recovery Act (“RCRA”). One of the proposed rules would list nine PFAS (PFOA, PFOS, PFBS, Gen-X, PFHxA, PFHxS, PFNA, PFDA, and PFBA) and their salts and structural isomers as "hazardous constituents" under RCRA. The other proposed rule would expand the definition of hazardous waste subject to corrective action under RCRA. The Company submitted comments on both proposed rules.
In April 2022, EPA released draft Aquatic Life Criteria for PFOA and PFOS. These criteria, once finalized, may be used by states in developing water quality standards for protection of aquatic life under the Clean Water Act. 3M submitted comments on the draft criteria in July 2022. In December 2022, EPA issued guidance to states for incorporating PFAS requirements into the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit program, including recommendations that states require PFAS monitoring and incorporate limits for PFAS in industrial discharges. In June 2024, EPA submitted to OMB for review its proposed rule under the Clean Water Act setting Effluent Limitations Guidelines and Standards for PFAS Manufacturers Under the Organic Chemicals, Plastics and Synthetic Fibers Point Source Category.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added 196 PFAS compounds to the list of substances that must be included in TRI reports as of May 2024. In October 2023, EPA finalized a rule that requires TRI reporting of de minimis uses of those TRI-listed PFAS. In October 2024, EPA proposed adding 16 additional individual PFAS and 15 categories of PFAS (representing more than 100 individual substances) to the TRI. The proposed rule would set a reporting threshold of 100 pounds for each of the 15 categories, and some of the already-listed PFAS would be reclassified to fall within the 15 categories.

In October 2023, EPA published a final rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011. The rule requires manufacturers to report certain data to EPA regarding each PFAS produced, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. This is a one-time reporting requirement covering in-scope activities over a 12-year look-back period from 2011-2022. In September 2024, EPA extended the reporting deadline for most companies, including 3M, from May 8, 2025, to January 11, 2026.
In March 2024, EPA issued a TSCA test order requiring two manufacturers, including 3M, to conduct certain health and safety testing on NMeFOSE, a PFAS substance. In April 2024, 3M responded to the EPA that it does not believe it is subject to the test order because, among other reasons, 3M has not manufactured or processed NMeFOSE for over 20 years.
In August 2024, three states (New Jersey, New Mexico, and North Carolina) petitioned EPA to list PFOA, PFOS, PFNA, and HFPO-DA as hazardous air pollutants under Clean Air Act and to establish emission standards from source categories. EPA has 18 months to respond to the petition.
State Activity
Several state legislatures and state agencies have been evaluating or have taken various regulatory actions related to PFAS in the environment, including proposing or finalizing cleanup standards for PFAS in soil and water, groundwater standards, surface water standards, and/or drinking water standards for PFOS, PFOA, and other PFAS. 3M has submitted various responsive comments to various of these proposals. Examples of state actions related to PFAS are discussed below.
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
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court. The appeal has been fully briefed and oral argument is scheduled for November 2024.
Some states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products. In 2021, the State of Maine passed its Act To Stop Perfluoroalkyl and Polyfluoroalkyl Substances Pollution, which banned intentionally added PFAS in products effective January 1, 2030, and required broad reporting of products containing intentionally added PFAS effective January 1, 2023. In December 2022, 3M submitted to the Maine Department of Environmental Protection ("DEP") a list of products containing intentionally added PFAS that were sold in the U.S. in 2020-2022 in response to the law. 3M submitted an updated copy of that list to the Maine DEP in May 2023. The Maine legislature has since enacted legislation retroactive to January 1, 2023, that includes changes to the product bans and notification requirements in the original legislation, including by narrowing the products for which notification is required and extending the compliance date.
In May 2023, Minnesota enacted a law that includes broad PFAS prohibitions and reporting obligations. Under that law, manufacturers of any products containing intentionally added PFAS that are sold, offered for sale, or distributed in Minnesota must submit notifications to the Minnesota Pollution Control Agency ("MPCA") by January 1, 2026. The statute also includes a general prohibition on sales of PFAS-containing products starting January 1, 2032, unless the MPCA has determined through a rulemaking that the use of PFAS in the product is unavoidable. In September 2023, the MPCA initiated a rulemaking process to implement the law's reporting obligations. In December 2023, the MPCA initiated a separate rulemaking concerning currently unavoidable uses of PFAS under the law.
Certain states, including Colorado, California, Connecticut, Hawaii, Maryland, Nevada, New York, Oregon, Rhode Island, Vermont, and Washington, have enacted restrictions on PFAS in certain categories of products, including textiles, children’s products, cosmetics, fire fighter personal protective equipment and food packaging products.
The Company cannot predict what additional regulatory or legislative actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company, including to its manufacturing operations and its products. Given divergent and rapidly evolving regulatory standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.

Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to alleged PFAS contamination of properties and water supplies by 3M’s Decatur, Alabama manufacturing facility. 3M continues to make payments pursuant to these resolutions. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement an Interim Consent Order that 3M entered with the Alabama Department of Environmental Management (“ADEM") in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions.
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County draws its drinking water. Defendants' joint motion to dismiss was denied in December 2022, and defendants' petition for mandamus with the Supreme Court of Alabama was denied in September 2023. The case entered active discovery, and 3M removed the action to federal court based on discovery responses indicating plaintiff’s claims implicated AFFF manufactured in Decatur for the United States military. In response to a filing by 3M, the U.S. Judicial Panel on Multidistrict Litigation (“JPML”) issued a conditional transfer order of this case to the AFFF federal Multi-District Litigation ("MDL"). Plaintiff’s motion to remand to state court is pending, and plaintiff opposes both federal jurisdiction and transfer to the AFFF MDL.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. Defendants filed a joint motion to dismiss in March 2023, which was denied in January 2024. The case entered active discovery, and 3M removed the action to federal court based on discovery responses indicating plaintiff’s claims implicated AFFF manufactured in Decatur for the United States military. In response to a filing by 3M, the JPML issued a conditional transfer order of this case to the AFFF MDL. Plaintiff’s motion to remand to state court is pending, and plaintiff opposes both federal jurisdiction and transfer to the AFFF MDL.
Since December 2023, a number of personal injury actions have been filed against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur. 3M has removed these cases to federal court, where they were transferred to the AFFF MDL. Plaintiffs have filed motions to remand these cases back to state court.
State Attorneys General Litigation Related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants that are now pending in a federal MDL court in South Carolina regarding AFFF, described further below. The lawsuits generally seek on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands. Three State Attorneys General - Illinois, Michigan, and Wisconsin - have filed motions to remand their lawsuits back to state court.
There are also multiple state attorneys general lawsuits that are proceeding outside the AFFF MDL, as described below.
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue and because 3M allegedly sent PFAS-containing waste to one of the facilities for disposal. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the facilities at issue and the affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. 3M and the NJDEP continue mediation. The court has set a trial commencement date of no later than June 2, 2025 in the Salem County case, while the Middlesex County case remains on administrative termination.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. As described above, one lawsuit was transferred to the AFFF MDL. In April 2022, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in March 2023. 3M filed a notice of appeal from the remand order in April 2023. Oral argument of the appeal was heard in October 2023. Limited discovery is progressing in state court while the appeal remains pending.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. As described above, one lawsuit was transferred to the AFFF MDL. In January 2024, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in April 2024. 3M filed a notice of appeal from the remand order in April 2024. Briefing on the appeal is not yet complete. In the meantime, discovery has resumed in state court, where an August 31, 2025 trial-ready date has been set.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. The case was removed to federal court and 3M moved to transfer it to the AFFF MDL, which motion was denied. In September 2023, the federal judge granted the state's motion to remand the case back to state court. In August 2024, the Seventh Circuit affirmed the remand to state court. 3M filed a motion to dismiss in September 2024, which is currently being briefed. Discovery is proceeding in this case.
Two other suits filed by the Illinois Attorney General in 2023 alleging statewide PFAS contamination have been removed to federal court and transferred to the AFFF MDL. Illinois has filed a motion to remand one of those two other suits back to state court.
Maine. In March 2023, the Maine Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. one lawsuit was transferred to the AFFF MDL. In May 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in July 2023. 3M filed a notice of appeal from the remand order in August 2023. Briefing on the appeal is complete, but oral argument has not been scheduled. In the meantime, the case has been proceeding in state court. The state court heard oral argument on 3M's motion to dismiss in October 2024.
Maryland. In May 2023, the Maryland Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. As described above, one lawsuit was transferred to the AFFF MDL. In July 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the South Carolina Attorney General case, as described below. Oral argument is scheduled for October 30, 2024. The state court has stayed the case pending the outcome of that appeal.
South Carolina. In August and October 2023, the South Carolina Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. As described above, one lawsuit was transferred to the AFFF MDL. In November 2023, 3M removed the other case directly to the AFFF MDL in federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the Maryland Attorney General case, as described above. Oral argument is scheduled for October 30, 2024. In the meantime, the case has been proceeding in state court. 3M filed a motion to dismiss, which was denied in July 2024. Discovery is proceeding.
Connecticut. In January 2024, the Connecticut Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. As described above, one lawsuit was transferred to the AFFF MDL. In February 2024, 3M removed the other case to federal court. The State filed a motion to remand in April 2024. Oral argument is scheduled for November 13, 2024.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of September 30, 2024, more than 6,000 lawsuits alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use are pending against 3M (along with other defendants) in various state and federal courts. As previously disclosed, there were approximately 9,017 such lawsuits pending as of June 30, 2024. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of forms of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. The Company also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate.

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
In the MDL, following the previously disclosed public water systems ("PWS") settlement, a number of cases filed by PWS are still pending. Most of the PWS that have filed claims against 3M are participating in the PWS Settlement (as defined below), and the parties are in the process of implementing the dismissal of released claims in accordance with the court's final approval order. The PWS with cases in the MDL include community water systems, which are public water systems that provide water for human use and consumption to a set population, and non-community water systems, which are public water systems that supply water to a varied population (for example, campgrounds or schools). There are approximately 50,000 community water systems in the United States. The MDL cases focus on AFFF, but the MDL also contains cases with allegations related to AFFF and to the broader category of PFAS products. 3M and other defendants also face cases filed by public water systems outside of the MDL. Public water system cases include a variety of claims, including for product liability, negligence, and public nuisance. The cases seek damages for, among other things, remediation costs to remove PFAS from drinking water provided to communities, as well as punitive damages. The MDL court has repeatedly encouraged the parties in the MDL to negotiate to resolve cases, including these PWS cases. In October 2022, the court appointed a retired federal judge as a mediator to assist the parties in seeking resolutions.
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
3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to the cities of Stuart, Rome and Middlesex (as discussed below), calls for 3M to make payments from 2024 through 2036. The actual amounts that 3M will pay will be determined in part by which class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement and those that receive such a test result by the end of 2025.
The deadline for eligible public water systems to opt out of the PWS Settlement was December 11, 2023, and the Court approved the PWS Settlement in March 2024.
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the     25 bellwether cases to undergo additional discovery, including expert discovery. In September 2024, the Court issued an order requiring the parties to submit a proposed process for an additional set of personal injury claims not addressed in either the initial personal injury bellwether cases or the dismissal process. In October 2024 the Court set October 6, 2025, as the date for the first bellwether personal injury trial.
Under the MDL case management order, by January 2025, the parties must meet and confer on which of the 9 potential personal injury bellwether cases will move forward with dispositive motion practice and any trials. The court also continues to encourage the parties to consider settlement of certain personal injury claims.

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
In June 2023, the City of Springfield, Missouri sued 3M and other defendants in the AFFF MDL. Springfield’s complaint alleges that 3M and other defendants are liable for damage to Springfield’s public water system from PFAS attributable to AFFF. Springfield opted out of the PWS Settlement and its lawsuit remains pending in the MDL. In June 2024, Springfield filed a lawsuit in federal court in Missouri against 3M alleging violations of the federal Clean Water Act and the RCRA. 3M has sought to transfer this case to the AFFF MDL. Plaintiff has opposed transfer and a briefing schedule has been set on plaintiff's opposition. Separately, 3M has reported to the Missouri Department of Natural Resources (“MDNR”) the presence of PFAS in soil and water at the Springfield facility. 3M is addressing that matter under supervision of the MDNR.
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
3M manufactured and sold various products containing PFOA and PFOS, including Scotchgard, for several decades. Starting in 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of PFOA and PFOS resulted in the contamination of groundwater, surface water, or biosolids that were then land-applied. The plaintiffs in these cases generally allege that 3M failed to warn its customers about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including, but not limited to, DuPont, Chemours, and various carpet, paper, and textile manufacturers.
The cases brought on behalf of drinking water providers described below will be covered by the PWS Settlement if the water providers did not opt out of the PWS Settlement.
In Alabama, 3M, together with multiple co-defendants, is defending six state court cases brought by municipal water utilities. The plaintiffs in one of these cases (Shelby/Talladega Counties) are water utilities alleging that the carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River in Alabama. The case is now in active discovery. In the second action, 3M is defending a putative class action by the Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the EPA. 3M filed a motion to dismiss the complaint in October 2022, which was granted in part and denied in part in February 2023. The case is proceeding through discovery and a trial date has been set in June 2026. In the third case, the city of Albertville, Alabama recently filed suit for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer located upriver in Alabama. Defendants filed a joint motion to dismiss in May 2024. In the fourth case, the city of Mobile alleges that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. 3M filed a motion to dismiss this case in June 2024. In the fifth case, the Town of Pine Hill, Alabama filed suit alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal court, where plaintiff has filed a motion for remand. In the sixth case, the City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M has not yet responded to that complaint.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court.

In Georgia, 3M, together with co-defendants, is also defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. This case is now proceeding through discovery, which has been extended by the court through October 2024.
Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed.
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendant’s, the City of Calhoun, Georgia, has filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. 3M filed motions to dismiss the complaint and cross claim. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. 3M has moved to dismiss this matter. In July 2024, the City of Lyerly sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. 3M has moved to dismiss those claims.
In Delaware, 3M is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case was removed to federal court, and in September 2022, the court dismissed all but plaintiffs’ negligence claim. In November 2022, plaintiffs filed a third amended complaint seeking to replead certain previously dismissed claims and, in August 2023, the court once again dismissed all but plaintiffs' negligence claim. Plaintiffs filed a motion for class certification in August 2024, which is now being briefed by the parties.
3M, together with several co-defendants, is also defending numerous cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle with the plaintiffs in certain cases that sought property damages, subject in certain cases to court approval. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their disabled adult children, and those cases are proceeding through discovery.
3M and Middlesex Water Company are defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by customers of the water company, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against 3M. The parties to the New Jersey federal and state court class actions have agreed to settle these cases for an immaterial amount, subject to court approval. In March 2023, a personal injury lawsuit was filed against 3M and Middlesex Water Company by another Middlesex Water Company customer. In May 2023, 3M filed a motion to dismiss certain of the claims in that lawsuit and plaintiff subsequently amended his complaint to withdraw certain claims against 3M. The case is now proceeding in discovery.
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in November 2022, and 3M and DuPont filed a joint motion to dismiss, which was largely denied in September 2023. The case is now proceeding in discovery. In August of 2024, a companion personal injury case was filed in South Carolina. That case is in its early stages and does not contain class allegations.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court. In February 2023, the federal court consolidated this action with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. Thereafter, plaintiffs filed a second amended complaint asserting claims against 3M. 3M filed a motion to dismiss the second amended complaint in March 2023. The motion was granted in part and denied in part in December 2023. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery. In March and April 2024, 3M’s co-defendants filed several motions to add new third-party defendants. 3M subsequently filed a motion to add cross claims against most of the new proposed third-party defendants, if they are added to the case. The court denied the motion to add one party in August 2024 and other motions remain pending.

In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M. In October 2023, the court denied 3M's motion to dismiss the case. Plaintiffs filed a fourth amended complaint in September 2024, which removed all personal injury and medical monitoring claims, dismissed nine plaintiffs, and added property damage claims for 106 new plaintiffs, resulting in a total of 112 plaintiffs, asserting only property damage claims. The case is now proceeding in discovery.
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. In December 2023, the JPML denied 3M’s request to transfer the case to the AFFF MDL. 3M has filed a motion to dismiss, which remains pending. The court has set a trial date in September 2026.
In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. The earliest of these suits, filed in November 2023, has been removed to federal court and is currently stayed. The remaining two cases were filed in September 2024.
In Missouri, in April 2024, 3M and certain DuPont-related entities were added as defendants to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. 3M filed a motion to dismiss the complaint in June 2024. In May 2024, 3M was named as a defendant in a putative class action brought by individuals claiming exposure to PFAS from drinking water in Canton, Missouri. 3M filed a motion to transfer this case to the AFFF MDL.
In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. 3M filed a motion to transfer the case to the AFFF MDL, which plaintiffs have opposed.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case. In January 2024, the Sixth Circuit denied a motion by plaintiffs for en banc rehearing of that order. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, 3M was named as a defendant in a new putative nationwide class action by the same named plaintiff who filed the Ohio suit that was dismissed and is described above. The new suit was brought against only 3M and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 ppb or more of PFOS and PFOA (combined) manufactured by defendants. 3M was served with the suit in July 2024, and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024.
In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. 3M has not yet responded to the complaint.
In Minnesota, in August 2024, 3M, DuPont, and Chemours were named in a putative nationwide class action brought on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit alleges claims under RICO and state consumer protection, product liability, and nuisance laws. 3M has not yet responded to the complaint.
In Michigan, 3M previously settled claims brought by Wolverine World Wide (Wolverine) related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. 3M continues to incur liabilities for immaterial amounts pursuant to the settlement agreement.
Other PFAS-related Matters
At its Greystone, Wisconsin facility where the Company conducts mining operations, the tap water available for consumption on the grounds was recently sampled and tested, and the level of certain PFAS exceeded the state's maximum contaminant level. Wisconsin Department of Natural Resources ("DNR") in October 2023 instructed the plant to notify potential drinking water users on the grounds of the plant and indicated that a notice of violation would be issued to the plant. The Company made the required notifications on October 24, 2023. On January 9, 2024, the Company received a Notice of Violation and Enforcement Conference from the Wisconsin DNR. Following discussions, the Company entered into a consent order with the Wisconsin DNR in June 2024 regarding the installation of a treatment system for the supply well by March 2026 as the appropriate corrective actions. The Company is in the process of designing the treatment system for installation on the well.

In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M is in the process of responding to the request.
As previously reported, in November 2019, the Company disclosed to the EPA, and, in January 2020, disclosed to the Illinois Environmental Protection Agency ("IEPA"), that the Company's NPDES permit for the Cordova facility did not include all PFAS that had been identified in its water discharge. A new application to cover the additional PFAS was submitted, and the Company has now brought on-line and continues to optimize a wastewater treatment specifically designed to treat PFAS. The Company continues to work with the EPA and IEPA.
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
In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of RCRA related to the use of tanks associated with certain chemical processes at the Cordova facility. While not admitting to the alleged violations, the Company elected to resolve the matter by entering into a Consent Agreement and Final Order with EPA in September 2024. As part of the settlement, the Company agreed to pay an immaterial penalty. Separately, in July 2023, 3M received from the EPA a draft for discussion of a federal administrative order under RCRA. That order would require 3M to conduct an investigation to determine the nature and extent of PFAS contamination at and around its Cordova facility, among other items. The Company continues to work with EPA regarding its draft administrative order.
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
As previously disclosed, the Company operates under a 2009 consent order issued under the federal TSCA (the “2009 TSCA consent order”) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at the Decatur site that prohibits release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. EPA and ADEM. During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and treating all air emissions. These processes are no longer in use.
The Company is authorized to discharge wastewater from its Decatur plant pursuant to an NPDES permit issued by ADEM. In June 2019, as previously reported, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both the EPA and ADEM. In addition, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM and temporarily idled certain manufacturing processes at 3M Decatur and installed wastewater treatment controls.
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

In Minnesota, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility and, in March 2020, disclosed this matter to the Minnesota Pollution Control Agency (MPCA) and the EPA. The Company continues to work with the MPCA pursuant to the terms of an ongoing and previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions, including actions to provide treatment or alternative drinking water upon identifying any level exceeding a Health Based Value ("HBV") or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the MDH to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists; (ii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iii) sharing information with the MPCA about certain perfluorinated compounds. The Company also continues to implement the previously disclosed 2009 remedial decisions adopted by MPCA for the Cottage Grove and Woodbury Sites.
In January 2024, the Minnesota Department of Health issued updated, more stringent, HBVs for PFOA and PFOS. 3M continues to evaluate any potential impact of these developments on its obligations under the SACO.
In August 2009, the MPCA issued a decision adopting remedial options for the Company’s Cottage Grove manufacturing facility. In the spring and summer of 2010, 3M began implementing the approved remedial options at the Cottage Grove and Woodbury sites, and in late 2010, 3M commenced the approved remedial option at the Oakdale site. The Company continues to implement those remediation activities.
In January 2021, MPCA issue a Notice of Violation that included measures requiring the Company to address the presence of PFAS in wastewater and to undertake certain facility improvements related to its wastewater discharge system. The Company continues to work with MPCA to implement the measures in the Notice of Violation.
In October 2021, the Company received information requests from MPCA seeking additional toxicological and other information related to certain PFAS compounds. The Company has completed its production of documents and information in response to the request for information.
In June 2022, MPCA directed that the Company address the presence of PFAS in its stormwater discharge from the Cottage Grove facility. The Company worked with MPCA to develop a plan to address its stormwater, which is embodied in an order issued by MPCA in December 2022, which the Company is working to implement.
In July 2024, MPCA published for public comment a draft Clean Water Act permit for the Cottage Grove facility that contains significantly revised effluent limits for certain PFAS in compounds in water discharged from the facility, some of which are below current limits of quantification for those compounds. 3M is engaging with the MPCA on the draft permit through the public comment period and submitted comments to the permit in August 2024. The outcome of the Clean Water Act permit issuance process for the Cottage Grove facility could have a significant adverse impact on the facility's operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities.
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
In July 2024, the Company received a Violation Notice from the IEPA alleging regulatory violations related to certain air emissions of volatile organic material at the Cordova facility. The Company has responded to the Violation Notice.
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
Environmental Liabilities and Insurance Receivables
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first nine months of 2024, primarily as a result of interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by $0.5 billion and made related payments of $3.0 billion. As of September 30, 2024, the Company had recorded liabilities of $8.5 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($1.9 billion) and other liabilities ($6.6 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of September 30, 2024, the Company had recorded liabilities of $37 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. During the third quarter of 2024 and nine months ended September 30, 2024, the Company reflected $27 million in insurance recovery benefits related to the environmental matters and litigation. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers, and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage.

Other Regulatory Matters
In May 2023, an incident at a Company facility in Prairie du Chien, Wisconsin resulted in an employee fatality. The United States Department of Labor’s (“DOL”) Occupational Safety and Health Administration (“OSHA”) began an investigation into the incident and, as reflected by a DOL press release dated November 7, 2023, issued two citations to the Company for alleged willful safety violations. In September 2024, the Company entered into a settlement agreement with OSHA and the DOL related to the incident, which included an immaterial payment amount. The settlement agreement did not include a finding of willful safety violations in connection with the incident. In October 2024, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Western District of Wisconsin seeking records related to, among other things, the Prairie du Chien facility, records related to the incident, and other injuries that have occurred at Prairie du Chien and other 3M facilities, and OSHA safety inspections conducted at other 3M facilities. The Company is cooperating and providing information responsive to the subpoena.
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
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 Earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless, as discussed below, prior to the CAE Settlement (as defined below), Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") and 3M faced litigation from a significant number of claimants. In July 2022, the Aearo Entities voluntarily initiated chapter 11 proceedings under the U.S. Bankruptcy Code seeking court supervision to establish a trust, funded by the Company, to efficiently and equitably satisfy all claims determined to be entitled to compensation associated with these matters. 3M entered into an agreement with the Aearo Entities to fund this trust and to support the Aearo Entities in connection with the chapter 11 proceedings. 3M committed $1.0 billion to fund this trust and committed an additional $0.2 billion to fund projected related case expenses. Related to these actions, 3M reflected a pre-tax charge of $1.2 billion (within selling, general and administrative expenses), inclusive of fees and net of related existing accruals, in the second quarter of 2022.
As a result of the bankruptcy proceedings, 3M deconsolidated the Aearo Entities in the third quarter of 2022, resulting in a charge that was not material to 3M. Following various pleadings, in June 2023, the Bankruptcy Court granted a motion by plaintiffs to dismiss the bankruptcy proceeding. As a result of this dismissal, 3M reconsolidated the former deconsolidated Aearo Entities, in the second quarter of 2023, resulting in an immaterial income statement impact.
In August 2023, 3M and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the Combat Arms Earplugs sold or manufactured by the Aearo Entities and/or 3M, as well as potential future claims.
Pursuant to the CAE Settlement, 3M will contribute up to a total amount of $6.0 billion between 2023 and 2029. The actual amount, payment terms and dates are subject to satisfaction of certain collective participation thresholds claimants must meet and provision to 3M of a full release of claims involving the Combat Arms Earplugs. The CAE Settlement was originally structured to include $5.0 billion in cash consideration and $1.0 billion in 3M common stock. The Company in its sole discretion could have elected to settle the equity portion in cash. In January 2024, 3M and the Aearo Entities amended the settlement to include, among other things, an irrevocable election by 3M to pay cash for the $1 billion in payments that could have been paid either in cash or in stock.
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

Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from certain bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. 3M paid $250 million in December 2023 related to the receipt of expedited releases, and made a payment of an additional $253 million on January 31, 2024 based on 100% participation level of "wave" case claimants. On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99% of claimants were either participating in the settlement or have been dismissed with prejudice. With a 98% participation threshold having been met, the Company made a $350 million payment on April 15, 2024, and a $750 million payment on July 15, 2024, pursuant to the payment schedule set forth in the amended settlement agreement. The current participation level (including claims dismissed with prejudice) exceeds 99.9%. The Company made a $25 million payment pursuant to the settlement on October 15, 2024.
All MDL court cases for the bellwether plaintiffs have been dismissed and all relevant appeals before the Seventh Circuit and Eleventh Circuit have been dismissed. As a result, in September 2024, 3M and the Aearo Entities agreed to terminate the Aearo bankruptcy funding agreement described above.
In addition, Aearo and the Company are actively engaged in insurance recovery activities to offset a portion of the settlement payments. Formal recovery processes are underway through a lawsuit filed in Delaware, as well as arbitration proceedings.
During the third quarter of 2024 and nine months ended September 30, 2024, the Company reflected $29 million and $152 million, respectively, of benefits from insurance recoveries related to the Combat Arms Earplugs litigation. Through September 30, 2024, the Company has reflected $152 million in total insurance recovery benefits related to the Combat Arms Earplugs litigation. Pursuant to the CAE Settlement, these insurance recoveries are provided to the Qualified Settlement Fund as part of the consideration for the settlement.
During the first nine months of 2024, the Company increased its existing accrual for Combat Arms Earplugs by approximately $0.2 billion for interest accretion on the CAE Settlement and made the related payments noted above of approximately $1.5 billion. As of September 30, 2024, the Company had an accrued liability of $3.7 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other ($1.4 billion within other current liabilities and $2.3 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
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

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Cost of sales	$8	$6	$32	$32
Selling, general and administrative expenses	26	30	151	130
Research, development and related expenses	7	5	38	34
Stock-based compensation expenses	41	41	221	196
Income tax benefits	(5)	(6)	(19)	(34)
Stock-based compensation expenses (benefits), net of tax	$36	$35	$202	$162
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
Addition of ‘Other’ and update to ‘Corporate and Unallocated’
•3M added the “Other” category of information as a result of the Separation. It principally reflects:
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
Business Segment Information

	Three months ended September 30,		Nine months ended September 30,
Net Sales (Millions)	2024	2023	2024	2023
Safety and Industrial	$2,767	$2,751	$8,258	$8,295
Transportation and Electronics	2,139	2,171	6,386	6,412
Consumer	1,299	1,315	3,702	3,800
Total reportable business segments	6,205	6,237	18,346	18,507
Corporate and Unallocated	81	26	193	71
Other	8	7	26	30
Total Company	$6,294	$6,270	$18,565	$18,608

Operating Performance (Millions) - income (loss)
Safety and Industrial	$650	$666	$1,919	$1,801
Transportation and Electronics	436	389	1,345	1,093
Consumer	263	269	698	683
Total reportable business segments	1,349	1,324	3,962	3,577
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(25)	(4,270)	(96)	(14,709)
Divestiture costs	—	(7)	(20)	(11)
Gain on business divestitures	—	36	—	36
Russia exit (charges) benefits	—	—	—	18
Total corporate special items	(25)	(4,241)	(116)	(14,666)
Other corporate (expense) income - net	(14)	(185)	(87)	(524)
Total Corporate and Unallocated	(39)	(4,426)	(203)	(15,190)
Other	6	6	(22)	25
Total Company operating income (loss)	1,316	(3,096)	3,737	(11,588)

Other expense/(income), net	(405)	206	(323)	334
Income (loss) before income taxes	$1,721	$(3,302)	$4,060	$(11,922)
Corporate and Unallocated and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Unallocated and Other which are not reportable business segments as they do not meet the segment reporting criteria. Because Corporate and Unallocated and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
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

Earnings (loss) from continuing operations per diluted share	Three months ended September 30, 2024	Nine months ended September 30, 2024
Same period last year	$(4.56)	$(16.32)
Net costs for significant litigation	6.13	20.64
Divestiture costs	0.01	0.02
Gain on business divestitures	(0.05)	(0.05)
Russia exit charges (benefits)	—	(0.04)
Manufactured PFAS products	0.15	0.08
Total special items	6.24	20.65
Same period last year, excluding special items	$1.68	$4.33
Increase/(decrease) due to:
Total organic growth/productivity and other	0.13	0.92
Restructuring and related charges	0.02	0.14
Foreign exchange impacts	(0.03)	(0.13)
Acquisitions	0.02	0.05
Other expense (income), net	0.04	0.23
Income tax rate	0.11	0.08
Shares of common stock outstanding	0.01	—
Current period, excluding special items	1.98	5.62
Net costs for significant litigation	(0.51)	(1.39)
Divestiture costs	—	(0.24)
Manufactured PFAS products	(0.04)	(0.04)
Pension risk transfer cost	—	(1.09)
Solventum ownership benefit from change in value	1.05	3.06
Total special items	0.50	0.30
Current period	$2.48	$5.92
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
A discussion related to the components of year-on-year changes in earnings (loss) from continuing operations per diluted share follows:
Total organic growth/productivity and other:
•For the third quarter of 2024, the following components impacted operating margins and earnings (loss) from continuing operations per diluted share year-on-year:
◦Benefits from organic growth, continued productivity and restructuring resulted in a net year-on-year increase of $0.12 per share
◦Income from transition service agreements with Solventum (refer to Note 2 for additional discussion) resulted in a net year-on-year increase of $0.01 per share

•For the first nine months of 2024, the following components impacted operating margins and earnings (loss) from continuing operations per diluted share year-on-year:
◦Benefits from organic growth, productivity, strong spending discipline and restructuring resulted in a net year-on-year increase of $0.79 per share
◦Nonrecurring items including gain on property sales resulted in a net year-on-year increase of $0.08 per share.
◦Income from transition services agreements with Solventum (refer to Note 2 for additional discussion) resulted in a net year-on-year increase of $0.05 per share
Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $40 million and $178 million in the third quarter and first nine months of 2024, respectively, compared to $58 million and $310 million in the same periods last year, respectively, (refer to Note 6 for additional discussion). In addition, 3M recorded certain related pre-tax adjustments, accelerated depreciation and other charges of $8 million and $34 million in the third quarter and first nine months of 2024, respectively.
Foreign exchange impacts:
•Foreign currency impacts (net of hedging) decreased operating income from continuing operations by approximately $18 million (or a decrease of pre-tax income from continuing operations by approximately $25 million) year-on-year for the third quarter of 2024 and decreased operating income from continuing operations by approximately $91 million (or a decrease of pre-tax income from continuing operations by approximately $107 million) year-on-year for the first nine months of 2024. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.
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
Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased for the third quarter and first nine months of 2024 compared to the same period year-on-year.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for the third quarter and first nine months of 2024.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rate for the third quarter of 2024 was 20.3 percent on a pre-tax income, compared to 23.5 percent on pre-tax loss in the prior year. The effective tax rate for the first nine months of 2024 was 19.0 percent, compared to 24.3 percent in the prior year. The primary factors that impacted the comparison of these rates year-over-year were the third quarter 2023 charge related to the settlement agreement to resolve CAE litigation (see Note 17), second quarter 2023 charge related to the settlement agreement with public water systems in the United States regarding PFAS (see Note 17), and the tax rate associated with the 2024 benefit related to the change in value of the retained ownership interest in Solventum.
•On an adjusted basis (as discussed below), the effective tax rate for the third quarter and first nine months of 2024 was 20.5% and 20.1%, respectively, a decrease of 4.3 percentage points and a decrease of 1.1 percentage points, respectively, compared to the same period year-on-year.
Shares of common stock outstanding:
•Shares outstanding impacted earnings (loss) from continuing operations per share year-on-year.

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
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 17). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income (FDII), Global Intangible Low Taxed Income (GILTI), foreign tax credits and tax costs of repatriation. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023—see Note 17), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
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
Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Along with other costs in arriving at this associated income, these amounts include estimates of costs of sales of $210 million and $348 million for the three months ended September 30, 2024 and 2023, respectively, and $626 million and $857 million for the nine months ended September 30, 2024 and 2023, respectively. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.

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
Solventum ownership - change in value:
•This amount relates to the change in value of 3M's retained ownership interest in Solventum common stock reflected in other expense (income), net.

	Three months ended September 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share
Safety and Industrial
GAAP amounts		$666	24.2%
Adjustments for special items:
Net costs for significant litigation		42
Total special items		42
Adjusted amounts (non-GAAP measures)		$708	25.7%
Transportation and Electronics
GAAP amounts	$2,171	$389	17.9%
Adjustments for special items:
Manufactured PFAS products	(292)	105
Total special items	(292)	105
Adjusted amounts (non-GAAP measures)	$1,879	$494	26.3%
Total Company
GAAP amounts	$6,270	$(3,096)	(49.4)%	$(3,302)	$(777)	23.5%	$(2,527)	$(4.56)
Adjustments for special items:
Net costs for significant litigation[3]	—	4,312		4,469	1,068		3,401	6.13
Manufactured PFAS products	(292)	105		105	25		80	0.15
Gain on business divestitures	—	(36)		(36)	(11)		(25)	(0.05)
Divestiture costs	—	7		7	2		5	0.01
Total special items	(292)	4,388		4,545	1,084		3,461	6.24
Adjusted amounts (non-GAAP measures)	$5,978	$1,292	21.6%	$1,243	$307	24.8%	$934	$1.68
3For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Three months ended September 30, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$650	23.5%
Adjustments for special items:
Net costs for significant litigation			22
Total special items			22
Adjusted amounts (non-GAAP measures)			$672	24.3%
Transportation and Electronics
GAAP amounts	$2,139	(1.5)%	$436	20.4%
Adjustments for special items:
Manufactured PFAS products	(226)		34
Total special items	(226)		34
Adjusted amounts (non-GAAP measures)	$1,913	1.8%	$470	24.5%
Total Company
GAAP amounts	$6,294	0.4%	$1,316	20.9%	$1,721	$348	20.3%	$1,372	$2.48	154%
Adjustments for special items:
Net costs for significant litigation	—		47		204	(75)		279	0.51
Manufactured PFAS products	(226)		34		34	9		25	0.04
Solventum ownership - change in value	—		—		(581)	—		(581)	(1.05)
Total special items	(226)		81		(343)	(66)		(277)	(0.50)
Adjusted amounts (non-GAAP measures)	$6,068	1.5%	$1,397	23.0%	$1,378	$282	20.5%	$1,095	$1.98	18%

	Three months ended September 30, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.1)%	—%	0.8%	(0.3)%	0.4%
Remove manufactured PFAS products special item impact	1.1	—	0.1	(0.1)	1.1
Adjusted total Company (non-GAAP measures)	1.0%	—%	0.9%	(0.4)%	1.5%

Transportation and Electronics	(1.2)%	—%	—%	(0.3)%	(1.5)%
Remove manufactured PFAS products special item impact	3.2	—	—	0.1	3.3
Adjusted Transportation and Electronics (non-GAAP measures)	2.0%	—%	—%	(0.2)%	1.8%

	Nine months ended September 30, 2023
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share
Safety and Industrial
GAAP amounts		$1,801	21.7%
Adjustments for special items:
Net costs for significant litigation		83
Total special items		83
Adjusted amounts (non-GAAP measures)		$1,884	22.7%
Transportation and Electronics
GAAP amounts	$6,412	$1,093	17.0%
Adjustments for special items:
Manufactured PFAS products	(969)	54
Total special items	(969)	54
Adjusted amounts (non-GAAP measures)	$5,443	$1,147	21.1%
Total Company
GAAP amounts	$18,608	$(11,588)	(62.3)%	$(11,922)	$(2,893)	24.3%	$(9,036)	$(16.32)
Adjustments for special items:
Net costs for significant litigation[3]	—	14,792		14,961	3,532		11,429	20.64
Manufactured PFAS products	(969)	54		54	12		42	0.08
Gain on business divestitures	—	(36)		(36)	(11)		(25)	(0.05)
Russia exit charges (benefits)	—	(18)		(18)	3		(21)	(0.04)
Divestiture costs	—	11		11	2		9	0.02
Total special items	(969)	14,803		14,972	3,538		11,434	20.65
Adjusted amounts (non-GAAP measures)	$17,639	$3,215	18.2%	$3,050	$645	21.2%	$2,398	$4.33

	Nine months ended September 30, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$1,919	23.2%
Adjustments for special items:
Net costs for significant litigation			40
Total special items			40
Adjusted amounts (non-GAAP measures)			$1,959	23.7%
Transportation and Electronics
GAAP amounts	$6,386	(0.4)%	$1,345	21.1%
Adjustments for special items:
Manufactured PFAS products	(743)		30
Total special items	(743)		30
Adjusted amounts (non-GAAP measures)	$5,643	3.7%	$1,375	24.4%
Total Company
GAAP amounts	$18,565	(0.2)%	$3,737	20.1%	$4,060	$771	19.0%	$3,281	$5.92	136%
Adjustments for special items:
Net costs for significant litigation	—		136		699	(69)		768	1.39
Manufactured PFAS products	(743)		30		30	7		23	0.04
Divestiture costs	—		20		20	(111)		131	0.24
Solventum ownership - change in value	—		—		(1,694)	—		(1,694)	(3.06)
Pension risk transfer charge	—		—		795	188		607	1.09
Total special items	(743)		186		(150)	15		(165)	(0.30)
Adjusted amounts (non-GAAP measures)	$17,822	1.0%	$3,923	22.0%	$3,910	$786	20.1%	$3,116	$5.62	30%

	Nine months ended September 30, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.2)%	0.3%	0.5%	(0.8)%	(0.2)%
Remove manufactured PFAS products special item impact	1.2	—	0.1	(0.1)	1.2
Adjusted total Company (non-GAAP measures)	1.0%	0.3%	0.6%	(0.9)%	1.0%

Transportation and Electronics	—%	0.8%	—%	(1.2)%	(0.4)%
Remove manufactured PFAS products special item impact	3.9	0.1	—	0.1	4.1
Adjusted Transportation and Electronics (non-GAAP measures)	3.9%	0.9%	—%	(1.1)%	3.7%
Sales and operating income (loss) by business segment: The following tables contain sales and operating income (loss) results by business segment for the three and nine months ended September 30, 2024 and 2023. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2024 versus 2023 results, including Corporate and Unallocated and Other. Corporate and Unallocated and Other are not reportable business segments as they do not meet the segment reporting criteria. Refer to Note 19 for additional information on business segments.

	Three months ended September 30,
	2024		2023		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Safety and Industrial	$2,767	$650	$2,751	$666	0.5%	(2.4)%
Transportation and Electronics	2,139	436	2,171	389	(1.5)	11.8
Consumer	1,299	263	1,315	269	(1.2)	(2.5)
Corporate and Unallocated	81	(39)	26	(4,426)
Other	8	6	7	6
Total Company	$6,294	$1,316	$6,270	$(3,096)	0.4%	N/M

	Nine months ended September 30,
	2024		2023		% change
(Dollars in millions)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)	Net Sales	Operating Income (Loss)
Safety and Industrial	$8,258	$1,919	$8,295	$1,801	(0.5)%	6.5%
Transportation and Electronics	6,386	1,345	6,412	1,093	(0.4)	23.0
Consumer	3,702	698	3,800	683	(2.6)	2.2
Corporate and Unallocated	193	(203)	71	(15,190)
Other	26	(22)	30	25
Total Company	$18,565	$3,737	$18,608	$(11,588)	(0.2)%	N/M

	Three months ended September 30, 2024
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.9%	—%	—%	(0.4)%	0.5%
Transportation and Electronics	(1.2)	—	—	(0.3)	(1.5)
Consumer	(0.7)	—	—	(0.5)	(1.2)

	Nine months ended September 30, 2024
Worldwide Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.2%	—%	—%	(0.7)%	(0.5)%
Transportation and Electronics	—	0.8	—	(1.2)	(0.4)
Consumer	(2.0)	—	—	(0.6)	(2.6)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area: Percent change information compares the three and nine months ended September 30, 2024 with the same prior year period, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Three months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$3,484	$1,783	$1,027	$6,294
% of worldwide sales	55.4%	28.3%	16.3%	100.0%
Components of net sales change:
Organic sales	0.3	1.7	(4.2)	(0.1)
Divestitures	1.2	0.1	0.5	0.8
Translation	(0.8)	(0.4)	1.3	(0.3)
Total sales change	0.7%	1.4%	(2.4)%	0.4%

	Nine months ended September 30, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$10,114	$5,272	$3,179	$18,565
% of worldwide sales	54.5%	28.4%	17.1%	100.0%
Components of net sales change:
Organic sales	(0.3)	1.3	(2.5)	(0.2)
Acquisitions	0.5	0.1	—	0.3
Divestitures	0.9	—	0.1	0.5
Translation	(0.2)	(2.8)	0.8	(0.8)
Total sales change	0.9%	(1.4)%	(1.6)%	(0.2)%
Additional information beyond what is included in the preceding tables are as follows:
•For the third quarter of 2024, in the Americas geographic area, U.S. total sales increased 1 percent which included flat organic sales. In the Asia Pacific geographic area, China total sales increased 8 percent which included increased organic sales of 7 percent.
•For the first nine months of 2024, in the Americas geographic area, U.S. total sales increased 1 percent which included flat organic sales. In the Asia Pacific geographic area, China total sales increased 8 percent which included increased organic sales of 9 percent.
Financial condition: Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In November 2018, 3M’s Board of Directors replaced the Company’s February 2016 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $10 billion of 3M’s outstanding common stock, with no pre-established end date. In the first nine months of 2024, the Company purchased $1,096 million of its own stock, compared to $31 million of stock purchases in the first nine months of 2023. As of September 30, 2024, approximately $3.1 billion remained available under the authorization. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share. In May 2024, 3M's Board of Directors declared a second-quarter 2024 dividend of $0.70 per share resetting 3M's dividend post-Solventum spin. In August 2024, 3M's Board of Directors declared a third-quarter 2024 dividend of $0.70 per share.

Results of Operations
Net Sales: Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

	Three months ended September 30,			Nine months ended September 30,
(Percent of net sales)	2024	2023	Change	2024	2023	Change
Cost of sales	57.9%	59.3%	(1.4)%	57.7%	60.1%	(2.4)%
Selling, general and administrative expenses (SG&A)	16.9	86.4	(69.5)	17.9	97.8	(79.9)
Research, development and related expenses (R&D)	4.3	4.3	—	4.3	4.6	(0.3)
Gain on business divestitures	—	(0.6)	0.6	—	(0.2)	0.2
Operating income (loss) margin	20.9%	(49.4)%	70.3%	20.1%	(62.3)%	82.4%
Cost of Sales: Cost of sales, measured as a percent of sales, decreased in the third quarter and first nine months of 2024 when compared to the same period last year. Decreases were primarily due to ongoing manufacturing productivity initiatives and lower raw materials and energy costs, along with lower year-on-year restructuring charges. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Selling, General and Administrative Expenses: SG&A, measured as a percent of sales, decreased in the third quarter and first nine months of 2024 when compared to the same period last year. Decreases were primarily impacted by a $10.3 billion pre-tax charge related to the PWS settlement and the $4.2 billion pre-tax charge related to the CAE settlement in the second and third quarters of 2023 respectively (both discussed in Note 17). SG&A in 2024 was also impacted by lower year-on-year restructuring charges. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Research, Development and Related Expenses: R&D, measured as a percent of sales, was consistent in the third quarter and decreased in the first nine months of 2024 when compared to the same period last year. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Gain on Business Divestitures: In 2023, 3M recorded a pre-tax gain of $36 million related to the sale of assets associated with its dental local anesthetic business net of a previous contingent indemnification obligation from a 2020 divestiture.
Other Expense (Income), Net: See Note 7 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the third quarter compared to the same period last year due to the pay down of debt maturities and additional interest income from increased cash balances. Interest expense (net of interest income) increased in the first nine months of 2024 compared to the same period last year primarily driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement in the second and third quarters of 2023 respectively (discussed in Note 17) partially offset by additional interest income.
The non-service pension and postretirement net benefit decreased approximately $33 million in the third quarter of 2024 and decreased approximately $869 million in the first nine months of 2024 compared to the same period last year, largely due to the $795 million second quarter 2024 pension settlement charge as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company (see Note 13).
See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value resulted in a year-on-year benefit of $0.6 billion and $1.7 billion for the third quarter and first nine months of 2024, respectively, following Solventum's separation from 3M in April 2024 (discussed in Note 2).
Provision (benefit) for Income Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income/loss)	2024	2023	2024	2023
Effective tax rate	20.3%	23.5%	19.0%	24.3%
Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 9.

Income from Unconsolidated Subsidiaries, Net of Taxes:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Income (loss) from unconsolidated subsidiaries, net of taxes	$3	$2	$7	$7
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2024	2023	2024	2023
Net income (loss) attributable to noncontrolling interest	$4	$4	$15	$14
Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation expense is discussed in Note 18 and impacts cost of sales, SG&A, and R&D. As note therein, higher stock-based compensation expense is recognized in the quarter in which 3M’s annual stock option and restricted stock unit grant is made because of accounting rules for grants to employees that are retiree-eligible. Typically, the annual grant is made in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.
Defined benefit pension and postretirement service cost expense for continuing operations (which impacts cost of sales, SG&A, and R&D) for the first nine months of 2024 was $148 million compared to $167 million in same period last year (as discussed in Note 13). The non-service cost component of pension and postretirement service cost impacts the other expense (income), net line item. For total year 2024, considering the remeasurements of U.S. pension and postretirement pension plans and second quarter 2024 $795 million pension settlement charge associated the pension risk transfer special item (all discussed in Note 13), 3M estimates full year 2024 continuing operations defined benefit pension and postretirement service cost expense to total approximately $195 million while continuing operations non-service pension and postretirement net benefit cost is anticipated to be a charge of approximately $825 million, for a total estimated continuing operations consolidated defined benefit pre-tax pension and postretirement expense of approximately $1,025 million. These amounts reflect a decrease of $27 million and an increase of $933 million in the service and non-service cost components, respectively.
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
Performance by Business Segment
Item 1, Business Segments within 3M's 2023 Annual Report on Form 10-K, provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 19. As discussed in Note 19, 3M made changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024. Information provided herein reflects the impact of these changes for all applicable periods presented. 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Refer to 3M's 2023 Annual Report on Form 10-K, Item 1, Business, for discussion of 3M products that are included in each business segment.
Safety and Industrial Business:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales (millions)	$2,767	$2,751	$8,258	$8,295
Sales change analysis:
Organic sales	0.9%		0.2%
Translation	(0.4)		(0.7)
Total sales change	0.5%		(0.5)%

Business segment operating income (millions)	$650	$666	$1,919	$1,801
Percent change	(2.4)%		6.5%
Percent of sales	23.5%	24.2%	23.2%	21.7%

Adjusted business segment operating income (millions) (non-GAAP measure)	$672	$708	$1,959	$1,884
Percent change	(5.1)%		4.0%
Percent of sales	24.3%	25.7%	23.7%	22.7%
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
Third quarter 2024 results:
Sales in Safety and Industrial were up 0.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules, industrial adhesives and tapes and electrical markets, were flat in industrial specialties and automotive aftermarket, and decreased in abrasives and personal safety.
•Growth primarily came from industrial adhesives and tapes driven by strength in bonding solutions for electronic devices and from growth in roofing granules and electrical markets.
Business segment operating income margins decreased year-on-year driven by cost inefficiencies due to the spin of Solventum, partially offset by benefits from organic growth and productivity. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.
First nine months 2024 results:
Sales in Safety and Industrial were down 0.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and industrial adhesives and tapes, were flat in personal safety and electrical markets, and decreased in industrial specialties, abrasives and automotive aftermarket.
•Industrial end market demand remained mixed as end user and channel remain cautious. Growth primarily came from industrial adhesives and tapes driven by strength in bonding solutions for electronic devices and roofing granules driven by replacement demand for residential roofs.
Business segment operating income margins increased year-on-year primarily driven by benefits from productivity actions and strong spending discipline, partially offset by cost inefficiencies due to the spin of Solventum. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.

Transportation and Electronics Business:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales (millions)	$2,139	$2,171	$6,386	$6,412
Sales change analysis:
Organic sales	(1.2)%		—%
Acquisitions	—		0.8
Translation	(0.3)		(1.2)
Total sales change	(1.5)%		(0.4)%

Business segment operating income (millions)	$436	$389	$1,345	$1,093
Percent change	11.8%		23.0%
Percent of sales	20.4%	17.9%	21.1%	17.0%

Adjusted sales (millions) (non-GAAP measure)	$1,913	$1,879	$5,643	$5,443
Sales change analysis:
Organic sales	2.0%		3.9%
Acquisitions	—		0.9
Translation	(0.2)		(1.1)
Total sales change	1.8%		3.7%

Adjusted business segment operating income (millions) (non-GAAP measure)	$470	$494	$1,375	$1,147
Percent change	(5.2)%		19.8%
Percent of sales	24.5%	26.3%	24.4%	21.1%
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
Third quarter 2024 results:
Sales in Transportation and Electronics were down 1.5 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 1.8 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics and commercial branding and transportation, and decreased in advanced materials and automotive and aerospace.
•Growth was held back by headwinds related to PFAS manufactured products.
•Growth primarily came from electronics as consumer electronics OEM customers ramped production volumes ahead of the upcoming holiday season. Automotive and aerospace was negatively impacted by decline in automotive OEM build rates partially offset by growth in aerospace driven by bonding and acoustic solutions.
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
Business segment operating income margins increased year-on-year driven by benefits from organic growth and productivity, partially offset by cost inefficiencies due to the spin of Solventum. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins decreased year-on-year as displayed above.

First nine months 2024 results:
Sales in Transportation and Electronics were down 0.4 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 3.7 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics, were flat in commercial branding and transportation, and decreased in advanced materials, and in automotive and aerospace.
•Growth from strength in electronics due to additional spec-in wins and strength in semiconductor was offset by headwinds related to PFAS manufactured products.
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
Business segment operating income margins increased year-on-year driven by benefits from strong leverage on organic growth, productivity actions, and strong spending discipline, partially offset by cost inefficiencies due to the spin of Solventum. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
Consumer Business:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Sales (millions)	$1,299	$1,315	$3,702	$3,800
Sales change analysis:
Organic sales	(0.7)%		(2.0)%
Translation	(0.5)		(0.6)
Total sales change	(1.2)%		(2.6)%

Business segment operating income (millions)	$263	$269	$698	$683
Percent change	(2.5)%		2.2%
Percent of sales	20.2%	20.5%	18.9%	18.0%
Third quarter 2024 results:
Sales in Consumer were down 1.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement, and decreased in home and auto care, packaging and expression and consumer safety and well-being.
•Growth was led by home improvement driven by Command’s new product introductions for the back-to-school and holiday seasons. The remaining divisions within the Consumer business declined due to portfolio prioritization actions as well as retail customers continuing to be price sensitive and value focused.
•Growth was negatively impacted by continued softness in consumer discretionary spending for hard goods along with product portfolio and geographic prioritization.
Business segment operating income margins decreased year-on-year driven by organic growth declines and headwinds from cost inefficiencies due to the spin of Solventum.
First nine months 2024 results:
Sales in Consumer were down 2.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement, and decreased in home and auto care, packaging and expression and consumer safety and well-being.
•Growth was negatively impacted by continued softness in consumer discretionary spending along with product portfolio and geographic prioritization.
Business segment operating income margins increased year-on-year from benefits from productivity actions, portfolio initiatives, and strong spending discipline, partially offset by decline in organic growth and cost inefficiencies due to the spin of Solventum.

Corporate and Unallocated and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Unallocated and Other which are not reportable business segments as they do not meet the segment reporting criteria. Because Corporate and Unallocated and Other include a variety of miscellaneous items, they are subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated and Other are presented separately in the preceding business segments table and in Note 19.
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
▪Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items for additional information on the components of corporate special items. Corporate special item net costs decreased year-over-year in the third quarter and first nine months of 2024 primarily due to lower net costs for significant litigation associated with Corporate and Unallocated.
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
▪Other corporate operating expenses, net, decreased year-over-year in the third quarter and first nine months of 2024 primarily due to the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Unallocated prior to Solventum's April 2024 Separation.
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
◦Operating income categorized as "Other" were similar year-over-year in the third quarter of 2024 and decreased year-over-year in the first nine months of 2024 primarily due to the extent of transition arrangement income from divested businesses.
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

3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at September 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
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
The Company’s total debt associated with continuing operations at September 30, 2024 decreased when compared to December 31, 2023 as a result of $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Amounts borrowed by Solventum during the first quarter of 2024 were a liability associated with discontinued operations and, as transferred obligations, became the sole responsibility of Solventum after the April 1, 2024 Separation, as discussed in Note 12. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. This replaced 3M’s previous WKSI shelf registration dated February 10, 2020. The Company has issued debt securities under a WKSI shelf in August 2019 and March 2020. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of September 30, 2024, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
In May 2023, 3M entered into a $4.25 billion five-year revolving credit facility expiring in 2028; the facility was amended in July and September 2023. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The agreement replaced the amended and restated $3.0 billion, five-year revolving credit agreement and the $1.25 billion 364-day credit facility that would have expired in November 2024 and November 2023, respectively. The credit facility was undrawn at September 30, 2024. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2024, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $343 million in stand-alone letters of credit and bank guarantees issued and outstanding at September 30, 2024. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: At September 30, 2024, 3M had $7.3 billion of cash, cash equivalents and marketable securities, of which approximately $5.3 billion was held by the Company’s foreign subsidiaries and approximately $2.0 billion was held in the United States. These balances are invested in bank instruments and other high quality securities. At December 31, 2023, 3M had $5.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $2.7 billion was held by the United States. The increase from December 31, 2023 was driven by $8.4 billion in proceeds from debt (primarily related to Solventum's issuance of debt prior to the Separation as discussed in Note 12) partially offset by approximately $4.5 billion in payments associated with PFAS-related other environmental liabilities and the CAE legal settlement (both discussed in Note 17 - note also the "Material Cash Requirements from Known Contractual and Other Obligations" section further below) and debt maturities.

Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of September 30, 2024 and December 31, 2023.

(Millions)	September 30, 2024	December 31, 2023	Change
Total debt	$13,189	$16,035	$(2,846)
Less: Cash, cash equivalents and marketable securities	7,315	5,805	1,510
Net debt (non-GAAP measure)	$5,874	$10,230	$(4,356)
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
Working capital (non-GAAP measure):

(Millions)	September 30, 2024	December 31, 2023	Change
Current assets	$16,299	$16,379	$(80)
Less: Current liabilities	11,391	15,297	(3,906)
Working capital (non-GAAP measure)	$4,908	$1,082	$3,826
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
Working capital increased $3.8 billion compared with December 31, 2023 primarily driven by lower balances of current liabilities principally of discontinued operations, short-term borrowings and current portions of long-term debt, and current liabilities relating to the PWS settlement (discussed in Note 17).
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
In the first nine months of 2024, cash flows provided by operating activities decreased $4.7 billion compared to the same period last year, primarily driven by approximately $4.5 billion in payments associated with PFAS-related other environmental liabilities and the CAE legal settlement (both discussed in Note 17). The 2023 pre-tax charges of $10.3 billion related to the PWS Settlement and of $4.2 billion related to the CAE settlement largely impacted the net income component within the Consolidated Statements of Cash Flows, with offsets in the other-net and deferred tax elements.
Cash Flows from Investing Activities:
Investments in property, plant and equipment (PP&E) enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $890 million on PP&E in the first nine months of 2024.
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
Cash Flows from Financing Activities:
Debt cash flow activity includes proceeds from Solventum's issuance of $8.4 billion in aggregate principal amount of debt in the first quarter of 2024 partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had no commercial paper outstanding at September 30, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2024, the Company purchased $1,096 million of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock.
3M has paid dividends since 1916. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share. In May 2024, 3M's Board of Directors declared a second-quarter 2024 dividend of $0.70 per share resetting 3M's dividend post-Solventum spin. In August 2024, 3M's Board of Directors declared a third-quarter 2024 dividend of $0.70 per share.
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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation, recession, military conflicts, and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information or operational technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential business disruption; the diversion of management time; the impact of the transaction on the Company's ability to retain talent; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; the risk that any consents or approvals required will not be obtained; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”), including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or 3M (“CAE Settlement”).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2023 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2024.
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
In connection with the Separation, there were several processes, policies, operations, technologies and information systems that were transferred or separated. Through the quarter ended September 30, 2024, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2024
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
During the third quarter of 2024, the Company derived approximately 55 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could adversely impact the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
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
3M announced in December 2022 it will take two actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M continues to make progress toward these goals, as discussed further below. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
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
The Company operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; securities and corporate laws; antitrust and competition laws; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. The Company is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company and its suppliers, vendors, or channel parties, to conduct business in a certain way. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors, or channel partners, or trade associations to which the Company belongs, have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements, or with legal requirements.
The Company or its third-party vendors may develop or incorporate artificial intelligence technology in certain business processes, services or products. The development and use of artificial intelligence may present risks to the Company’s business. Also, the rapidly evolving legal and regulatory environment relating to artificial intelligence, in the United States and internationally, could impact the Company’s implementation of artificial intelligence technology, and increase compliance costs and the risk of non-compliance. While the Company will seek to develop and use artificial intelligence responsibly, and will attempt to identify and mitigate ethical, privacy, legal or other issues presented by its use, there can be no assurance that the Company will be fully successful in doing so, and may be subject to data breaches, allegations of unauthorized access to, or use of, third party data, information, or intellectual property rights, or other risks, which may lead to financial losses, legal liability, regulatory scrutiny and reputational damage.

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

Risks Related to Our Business
* The Company employs information including operational technology systems to support its business and to collect, store, and/or use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of its business transformation on a worldwide basis over the next several years. Network disruptions, security and data breaches, cyberattacks, and other cybersecurity incidents involving the Company’s information technology systems, networks and infrastructure could disrupt or interfere with the Company’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers, and employees; and expose the Company to numerous expenses, liabilities, and other negative consequences, any or all of which could adversely impact the Company’s business, reputation, and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to artificial intelligence, privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure have experienced and are expected to experience cyberattacks of various degrees of sophistication, and are susceptible to insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cybersecurity incidents that could lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such cybersecurity incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could adversely affect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2024	—	$—	—	$4,157
February 1 - 29, 2024	—	—	—	4,157
March 1 - 31, 2024	—	—	—	4,157
January 1 - March 31, 2024	—	—	—
April 1 - 30, 2024	2,177,941	91.82	2,177,941	3,957
May 1 - 31, 2024	—	—	—	3,957
June 1 - 30, 2024	1,992,549	100.36	1,992,549	3,757
April 1 - June 30, 2024	4,170,490	95.90	4,170,490
July 1 - 31, 2024	—	—	—	3,757
August 1 - 31, 2024	2,943,166	127.23	2,943,166	3,382
September 1 - 30, 2024	2,244,738	132.23	2,244,738	3,085
July 1 - September 30, 2024	5,187,904	129.39	5,187,904
January 1 - September 30, 2024	9,358,394	114.47	9,358,394
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On February 28, 2024, the Office of Foreign Assets Control (“OFAC”) renewed 3M's specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended September 30, 2024, 3M paid $130 as part of its intellectual property protection efforts in Iran. 3M plans to continue these IP rights protection activities, as authorized under the specific license.

Item 6. Exhibits
Filed herewith:

10.1^	Offer letter of Employment of Anurag Maheshwari, dated July 26, 2024 is incorporated by reference from our Form 8-K dated August 1, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
95	Mine Safety Disclosures.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
^ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: October 22, 2024
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)