Form 10-K
period 2024-12-31
3M CO
filed 2025-02-05
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒   No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒
The aggregate market value of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price and shares outstanding, was approximately $82.6 billion as of January 31, 2025 (approximately $56.1 billion as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter).
Shares of common stock outstanding at January 31, 2025: 542.9 million
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2024) for its annual meeting to be held on May 13, 2025, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

3M COMPANY
FORM 10-K
For the Year Ended December 31, 2024

3M COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024
PART I
Item 1. Business
3M Company was incorporated in 1929 under the laws of the State of Delaware to continue operations begun in 1902. The Company’s ticker symbol is MMM. As used herein, the term “3M” or “Company” includes 3M Company and its subsidiaries unless the context indicates otherwise. In this document, for any references to Note 1 through Note 23, refer to the Notes to Consolidated Financial Statements in Item 8.
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
General: 3M is a diversified technology company with a global presence in the following businesses: Safety and Industrial; Transportation and Electronics; and Consumer. On April 1, 2024, 3M completed the previously announced separation of its Health Care business (see Note 2 for additional information). 3M is among the leading manufacturers of products for many of the markets it serves. Most 3M products involve expertise in product development, manufacturing and marketing, and are subject to competition from products manufactured and sold by other technologically oriented companies.

Business Segments: 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial, Transportation and Electronics, and Consumer. 3M’s business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. On April 1, 2024, 3M completed the previously announced separation of its Health Care business (see Note 2 for additional information). Refer to segment descriptions summarized below (Financial information and other disclosures relating to 3M’s business segments and operations in major geographic areas are provided in the Notes to Consolidated Financial Statements):

Business Segment	Safety and Industrial	Transportation and Electronics	Consumer
Underlying divisions/businesses Refer to Note 3 for disaggregated revenue information	•Abrasives •Automotive aftermarket •Electrical markets •Industrial adhesives and tapes •Industrial specialties •Personal safety •Roofing granules	•Advanced materials •Automotive and aerospace •Commercial branding and transportation •Display materials and systems •Electronics materials solutions	•Consumer safety & well-being •Home and auto care •Home improvement •Packaging and expression

Representative revenue-generating activities, products or services
•Industrial abrasives and finishing for metalworking applications
•Autobody repair solutions
•Industrial specialty products such as personal hygiene products, masking, and packaging materials
•Electrical products and materials for construction and maintenance, power distribution and electrical original equipment manufacturers (OEMs)
•Structural adhesives and tapes
•Respiratory, hearing, eye and fall protection solutions
•Natural and color-coated mineral granules for shingles

•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for transportation vehicles
•Premium large format graphic films for advertising and fleet signage
•Reflective signage for highway, and vehicle safety
•Light management films and electronics assembly solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers

•Cleaning products for the home
•Consumer air quality products
•Picture hanging accessories
•Retail abrasives, paint accessories and safety products
•Stationery and office products
•Automotive appearance products
•Consumer bandages, tapes, braces and supports

Some seasonality impacts this business segment, for example back-to-school and holiday

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

•3M™ Nextel™ Ceramic fibers and textiles
•Thinsulate™ Acoustic Insulation products and automotive components
•3M™ Scotchlite™ graphic films, 3M™ Scotchcal™ and 3M™ Controltac™ Commercial graphics
•3M™ Diamond Grade™ DG3 reflective sheeting for transportation safety
•Electronic display enhancement films and optically clear adhesives
•Electronic interconnect products
•Command™ adhesive hooks •Filtrete™ HVAC air filters •Scotch-Brite™ cleaning sponges •Meguiar’s™ car wash •Scotch® tape •Post-it® stick notes •Nexcare™ bandages •Scotchgard™ spray

Representative market trends or opportunities	•Personal safety •Connected bodyshop •Grid modernization •Robotics and automation	•Automotive electrification •Data center solutions •Extended reality •Semiconductor •Graphic and architectural films	•Home improvement •Home cleaning •Stationary •Office supplies •Automotive appearance •Consumer health care
Distribution: 3M products are sold through numerous distribution channels, including directly to users and rough numerous e-commerce and traditional wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world. Management believes the confidence of wholesalers, retailers, jobbers, distributors and dealers in 3M and its products — a confidence developed through long association with skilled marketing and sales representatives — has contributed significantly to 3M’s position in the marketplace and to its growth.

Resources
Human Capital: On December 31, 2024, the Company employed approximately 61,500 people (full-time equivalents), with approximately 22,500 employed in the United States and 39,000 employed internationally. The ability to recruit, retain, develop, protect, and fairly compensate its global workforce are enablers of 3M’s success. This includes four general categories of focus: Health and Safety; Development; Inclusion; and Compensation and Benefits.
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
Development:
Developing employees contributes to growing 3M’s business. 3M maintains talent and succession planning processes, including regular review by the Company’s chief executive officer (CEO) and reporting up through the Board of Directors. The Company provides leadership development experiences through job-based or project-based assignments, assessment and coaching, and targeted skill-development where leaders are given the opportunity to learn, apply, and share their skills. 3M also provides opportunities for all employees to learn, in addition to regular coaching and support from their supervisor. With the Company’s global online employee learning platform, employees are able to access unique, just-in-time development resources in over 15 languages to support their career aspirations and advance their skills.
Inclusion:
3M believes that bringing together people from diverse perspectives, backgrounds, and identities sparks even greater innovation, and helps 3M serve its customers. 3M maintains gender pay parity globally and is committed to continuing these efforts. Additionally, 3M focuses on attracting top talent from a variety of backgrounds and geographies and providing equal opportunities for advancement. 3M supports these values with an internal CEO Inclusion Council, a forum led by senior management to advance inclusion. Since 2020, the Company has invested $50 million to address opportunity gaps through workforce development initiatives in the communities in which its employees live and 3M business operates.
Compensation and Benefits:
3M invests in a professional and flexible work environment that promotes innovation, well-being, and rewards performance. 3M’s total compensation for employees includes a variety of components that support sustainable employment and the ability to build a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning a base salary, eligible employees are compensated for their contributions to the Company’s goals with both short-term cash incentives and long-term equity-based incentives. Through its global pay philosophy, principles and consistent implementation, 3M is committed to providing fair and equitable pay for employees. Eligible full-time employees in the United States also have access to medical, dental, and vision plans; savings and retirement plans; a 3M employee stock purchase plan; and other resources. Some of these benefits can also be available to regular part-time employees who work at least 20 hours a week. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils, trade unions, and other employee representative bodies.
Raw Materials: In 2024, global supply chains stabilized, with disruptions driven from more isolated factors. Overall, on a continuing operations basis, 3M experienced year-over-year market inflation in 2024 driven by key feedstocks and labor. Market price risks were partially mitigated via negotiated supply contracts and leveraging scale across supply base.
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

Government Regulation and Environmental Law Compliance: The Company’s business operations are subject to various governmental regulations in the U.S. and internationally, including, among others, those related to product liability; securities and corporate governance; antitrust and competition; intellectual property; environmental, health, and safety; tax; the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters.
3M’s manufacturing operations are affected by national, state and local environmental laws and regulations around the world. The Company places consistent emphasis on environmental responsibility. 3M has made, and plans to continue making, necessary expenditures for compliance with applicable laws and regulations. 3M is also involved in remediation actions relating to environmental matters from past operations at certain sites (refer to “Environmental Matters and Litigation” in Note 19, Commitments and Contingencies).
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
In 2024, 3M expended approximately $170 million (excluding activity related to the former Solventum health care business) on capital projects for environmental purposes as defined below. Capital projects for environmental purposes include waste reduction and pollution control programs such as water usage reduction and water quality improvement equipment, scrubbers, containment structures, solvent recovery units and thermal oxidizers. Capital expenditures for similar projects are presently expected to approach approximately $340 million for 2025 and 2026 in aggregate.
Although an estimate of certain nearer-term capital expenditures is provided above, 3M cannot predict with certainty whether future costs of compliance with government regulations (including environmental regulations) will have a material effect on its capital expenditures, earnings or competitive position.

Information about our Executive Officers: Following is a list of the executive officers of 3M, and their age, present position, the year elected to their present position and other positions they have held during the past five years. No family relationships exist among any of the executive officers named, nor is there any undisclosed arrangement or understanding pursuant to which any person was selected as an officer. This information is presented in the table below as of the date of the 10-K filing (February 5, 2025).

Name	Age	Present Position	Year Elected to Present Position	Other Positions Held during 2020 - 2024
Michael F. Roman	65	Executive Chairman of the Board	2024	Chairman of the Board and Chief Executive Officer, 2019-2024

William M. Brown	62	Chief Executive Officer	2024	Executive Chairman of the Board, L3Harris Technologies, 2021-2022 Chairman of the Board and Chief Executive Officer, L3Harris Technologies, 2019-2021

Anurag Maheshwari	51	Executive Vice President, Chief Financial Officer	2024
Executive Vice President, Chief Financial Officer, Otis Worldwide Corporation, 2022-2024
Vice President, Finance, IT and Chief Transformation Officer, Otis Asia Pacific, Otis Worldwide Corporation, 2020-2022
Vice President, Investor Relations, L3 Harris Technologies and Harris Corporation, 2017-2020

John P. Banovetz	57	Executive Vice President, Chief Technology Officer and Environmental Responsibility	2021	Senior Vice President, Chief Technology Officer and Environmental Responsibility, 2021 Senior Vice President, Innovation and Stewardship and Chief Technology Officer, 2020

Wendy Bauer	49	Group President, Transportation & Electronics Business Group	2024
Vice President, Automotive & Mfg and Retail/Consumer Goods, Amazon Web Services, 2024
Vice President, Automotive & Mfg, Amazon Web Services, 2023-2024
General Manager, Automotive & Mfg, Amazon Web Services, 2023
General Manager, Automotive, Amazon Web Services, 2021-2022
Global Automotive Sales Lead, Amazon Web Services, 2019-2021

Karina Chavez	51	Group President, Consumer Business Group	2023	Senior Vice President and Chief Strategy Officer, 2021-2023 Senior Vice President, Customer Operations, 2020-2021 Global Business Director, Home Improvement Business, 2017-2020

Torie Clarke	65	Executive Vice President and Chief Public Affairs Officer	2023	Independent Communications and Crisis Management Consultant, 2017-2023 Board member, The Rumsfeld Foundation, 2016-present

Zoe Dickson	51	Executive Vice President and Chief Human Resources Officer	2021
Senior Vice President, Talent, Learning and Insights, 2021
Vice President, Organization Effectiveness and Talent, Human Resources, 2020-2021
Vice President, Organization Effectiveness, Human Resources 2019-2020

Peter D. Gibbons	63	Group President, Enterprise Supply Chain	2021	Chief Executive Officer, Tirehub, 2018-2021

Chris Goralski	53	Group President, Safety & Industrial	2023	President, Industrial Adhesives & Tapes Division, 2020-2023 Vice President, Environmental Stewardship, Research & Development, 2018-2020

Mark Murphy	56	Executive Vice President, Chief Information and Digital Officer	2021	Chief Information Officer, Abbott Laboratories, 2020-2021 Global Chief Information Officer and Vice President, BTS, Abbott Laboratories, 2018-2020

Kevin H. Rhodes	62	Executive Vice President, Chief Legal Affairs Officer, and Secretary	2025	Executive Vice President, Chief Legal Affairs Officer, 2022-2024 Senior Vice President and Deputy General Counsel, 2019-2021

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast” and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation; recession; military conflicts; trade restrictions such as sanctions, tariffs, and retaliatory measures; regulatory requirements, legal actions, or enforcement; and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and work to discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information or operational technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; the risk that any consents or approvals required will not be obtained; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”) and related products, including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or 3M (“CAE Settlement”).
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
During 2024, the Company derived approximately 56 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could have a material adverse effect on the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in certain conflict zones. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may have a material adverse effect the Company's business and supply chain.
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
The Company’s financial statements are denominated in U.S. dollars and, as noted above, the Company derives a significant percentage of its revenues from outside the United States. As a result, the Company’s results of operations and its ability to realize projected growth rates in sales and earnings could be materially adversely impacted if the U.S. dollar strengthens significantly against foreign currencies, and the Company's results of operations may experience volatility related to changes in exchange rates. For a discussion of the impact of foreign currency exchange rates on the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Risks Related to Legal and Regulatory Proceedings
* The Company faces liabilities related to certain fluorochemicals, which could have a material adverse effect on our results.
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
3M announced in December 2022 it will take two actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. The Company continues to discuss its PFAS manufacturing exit, and related issues involving the disposition of manufacturing assets, with customers, government authorities, and other stakeholders, and the Company remains focused on completing the exit in a timely and orderly fashion. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
As stated above, 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, sales of products manufactured before the end of 2025, regulatory approval, or customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
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
The Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their reviews of the environmental and health effects of certain PFAS produced by the Company. 3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 19, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the AFFF multi-district litigation and some of which are pending in other jurisdictions. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. In addition, as described in greater detail in Note 19, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water suppliers in the United States regarding PFAS. The court approved that settlement in March 2024. 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2024 through 2036, in exchange for a release of certain claims, as described further in Note 19. Unexpected events related to the PWS Settlement, including the potential impact of the PWS Settlement on other PFAS-related matters, could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position. In addition, as previously disclosed, in connection with the separation of Solventum, the Company agreed to retain liabilities related to PFAS for certain products sold by the Company's health care businesses prior to the separation and by Solventum for a limited period of time following the separation.
Governmental inquiries, lawsuits, or laws and regulations involving PFAS could lead to the Company incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for business operations going forward, including in the form of restrictions on discharges at manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, restoration of and/or compensation for damages to natural resources, personal injury and property damages, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company. The Company may also record asset retirement obligations, some of which may be material, depending in part on how the Company manages related assets in connection with these activities. Any of the foregoing could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position.
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
The Company operates globally, including in some jurisdictions that pose potentially elevated risks of fraud or corruption or increased risk of internal control issues, and is subject to risks related to international, federal, state, and local treaties, laws, and regulations, including those involving product liability; securities and corporate governance; antitrust and competition; intellectual property; environmental, health, and safety; tax; the FCPA and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. The Company is also subject to compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company and its suppliers, vendors, or channel parties, to conduct business in a certain way. Legal compliance risks also include third-party risks where the Company’s suppliers, vendors, or channel partners, or trade associations to which the Company belongs, have business practices that are inconsistent with 3M’s Supplier Responsibility Code, 3M performance requirements, or with legal requirements.

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
The Company's results of operations could experience a material adverse effect if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by the Company. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from the Company’s expectations, and have resulted and may in the future result in, one or more of the following: criminal or civil sanctions, including fines; limitations on the extent to which the Company can conduct business; employee and business partner terminations due to policy violations; and private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for the Company. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. Although the Company maintains general liability insurance to mitigate monetary exposure, the amount of the liability that may result from certain of these risks is unlikely to be fully covered by applicable insurance, and to the extent covered, will exceed the applicable limits of such insurance. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables, or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows or its consolidated financial position. In addition, negative publicity related to the matters noted above or other matters involving the Company may negatively impact the Company’s reputation. The Company also relies on patent and other intellectual property protection, and challenges to the Company’s intellectual property rights, or claims that the Company’s activities interfere with the intellectual property rights of a third party, could cause the Company to incur significant expenses to assert or defend against such claims, could result in reduced revenue, and could damage the Company’s reputation, any of which could have a material adverse effect on the Company. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 19, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.
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
* The Company’s future results are subject to vulnerability with respect to materials and fluctuations in the costs and availability of purchased components, compounds, raw materials, energy, and labor due to shortages, increased demand and wages, strikes or other labor disruptions, logistics, supply chain interruptions, manufacturing site disruptions, regulatory developments, natural disasters, and other disruptive factors.
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted in the future due to supplier material shortage, climate impacts and severe weather events, natural and other disasters, and other disruptive events such as military conflicts, or be terminated. In addition, some of our suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers and the Company's ability to source adequate alternatives in a cost-effective manner. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits, strikes or other labor disruptions, or other legal or regulatory requirements, could have a material adverse effect on the Company and its ability to fulfill supply obligations to its customers. The Company could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if the Company is unable to fulfill its obligations to customers, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company's processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not have a material adverse effect on the Company.
Risks Related to Our Business
* The Company employs information including operational technology systems to support its business and to collect, store, and/or use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of its business transformation on a worldwide basis over the next several years. Network disruptions, security and data breaches, cyberattacks, and other cybersecurity incidents involving the Company’s information technology systems, networks and infrastructure could disrupt or interfere with the Company’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers, and employees; and expose the Company to numerous expenses, liabilities, and other negative consequences, any or all of which could have a material adverse effect on the Company’s business, reputation, and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to artificial intelligence, privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure have experienced and are expected to experience cyberattacks of various degrees of sophistication, and are susceptible to insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite the Company's cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cybersecurity incidents that could lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such cybersecurity incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could have a material adverse effect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured nor reimbursed through insurance recoveries.
* Acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies could affect future results.
The Company monitors its business portfolio and organizational structure and has made and may continue to make acquisitions, strategic alliances, divestitures, and changes to its organizational structure. With respect to acquisitions and strategic alliances, future results will be affected by, as applicable, the Company’s ability to integrate acquired businesses quickly and obtain the anticipated synergies and the Company's ability to operationalize and derive anticipated benefits from alliances. Divestitures may include continued involvement in the divested businesses, such as through transitional or longer-term supply or distribution arrangements, following the transaction, and may result in unexpected liabilities through indemnification or other risk-shifting mechanisms in the applicable divestiture agreement. For example, in connection with the separation of Solventum, the Company and Solventum entered into various agreements that provide for the performance of certain services or provision of goods by each company for the benefit of the other and that may result in unexpected liabilities related to indemnification obligations or non-performance by Solventum. A summary of the material terms of these agreements can be found in the section entitled “Certain Relationships and Related Party Transactions—Agreements with 3M” in Solventum’s Information Statement, dated March 13, 2024, which was included as Exhibit 99.1 to Solventum’s Current Report on 8-K filed with the SEC on March 13, 2024. Any of the foregoing could have a material adverse effect on the Company’s future results.
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
Risks Related to Financial and Capital Markets and Tax Matters
* The Company's defined benefit pension and postretirement plans are subject to financial market risks that could have a material adverse effect on our results.
The performance of financial markets and discount rates impact the Company's funding obligations under its defined benefit plans. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets, and legislative or regulatory changes relating to defined benefit plan funding may increase the Company's funding obligations and could have a material adverse effect on its results of operations and cash flows.

* Change in the Company’s credit ratings or increases in benchmark interest rates could increase cost of funding.
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, negative outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could have a material adverse effect on the Company's liquidity and access to capital markets. In addition, interest expense could increase due to a rise in interest rates.
* Changes in tax rates, laws, or regulations could adversely impact our financial results.
The Company’s business is subject to tax-related external conditions, such as tax rates, tax laws and regulations, changing political environments in the U.S. and foreign jurisdictions that impact tax examination, and assessment and enforcement approaches. In addition, changes in tax laws including further regulatory developments arising from U.S. or international tax reform legislation could result in a tax expense or benefit recorded to the Company’s Consolidated Statement of Earnings. In connection with the Base Erosion and Profit Shifting (BEPS) Integrated Framework provided by Organization for Economic Cooperation and Development (OECD), determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. Due to the evolving nature of global tax laws and regulations and compliance approaches, it is currently not possible to assess the ultimate impact of these actions on our financial statements, but these actions could have a material adverse effect on the Company's financial results.
Risks Related to the Company’s Aearo Entities and Combat Arms Earplug Settlement
* The Company is subject to risks related to the Company's Aearo Entities and CAE Settlement.
As previously disclosed, and as discussed further in Note 19, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, Aearo Technologies sold Dual-Ended Combat Arms – Version 2 earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs were effective and safe when used properly, but nevertheless faced significant litigation relating to the earplugs. In August 2023, the Company and the Aearo Entities entered into a settlement arrangement (as amended, the “CAE Settlement”) which is structured to promote participation by claimants and is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Aearo Entities and/or 3M. Pursuant to the CAE Settlement, 3M will contribute a total amount of $6.0 billion between 2023 and 2029. Payments to claimants are subject to certain conditions, including providing 3M with a full release of any and all claims involving the CAE. As of the final registration date for the CAE Settlement, more than 99% of claimants are participating in the settlement. The CAE Settlement is subject to risk and uncertainties, including, but not limited to, whether there will be a significant number of future claims by plaintiffs that decline to participate in the CAE Settlement, whether the CAE Settlement is appealed or challenged, or the filing and outcome of additional litigation in the United States and internationally relating to the products that are the subject of the CAE Settlement. These and other events related to the CAE Settlement, including the potential impact of the CAE Settlement on related matters, could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position.
Risks Related to the Spin-off of Solventum, the Company’s Former Health Care Business
* The Company is subject to risks related to the separation of Solventum, the Company's former Health Care business, into an independent public company.
On April 1, 2024, the Company completed the planned spin-off of its health care business, which is known as Solventum Corporation, as an independent company. There can be no assurance that the anticipated benefits of the transaction will be realized, or that the costs or dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts, in each case in the amounts or within the timeframes that were anticipated. The separation may also impose challenges on the Company and its business, including potential impacts on the Company’s relationships with its customers, employees, regulators, and other counterparties; and the risk that any consents or approvals required will not be obtained or will be obtained subject to material modifications to the terms of the underlying arrangement.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s board of directors, primarily through its audit committee. These processes also include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers. The Company conducts security assessments of certain third-party providers before engagement and has established monitoring procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. The Company from time to time engages third-party consultants, legal advisors, and audit firms in evaluating and testing the Company’s risk management systems and assessing and remediating certain cybersecurity incidents. The Company also continues to provide its employees with cybersecurity and data protection training to support its risk mitigation efforts.
Governance
Board of Directors
The audit committee of the Company’s board of directors oversees, among other things, the adequacy and effectiveness of the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The audit committee is informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in the Company’s disclosure controls and procedures. Further, at least once per quarter, the Company’s Chief Information and Digital Officer (“CIDO”), and/or the Company’s Chief Information Security Officer (“CISO”), reports on cybersecurity matters, including material risks and threats, to the Company’s audit committee, and the audit committee provides updates to the Company’s board of directors at regular board meetings. The CIDO also provides updates annually or more frequently as appropriate to the Company’s board of directors.
Management
Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the CIDO and CISO are primarily responsible for the assessment and management of material cybersecurity risks. The CIDO has more than two decades of experience with global technology organizations across multiple industries. The CISO has over 25 years of experience in information security, risk management, and compliance, has served as the chief information security officer at other organizations and, among other things, is a certified information systems security professional. The CIDO and CISO are also supported by a Cybersecurity & Privacy Executive Oversight Committee, which is comprised of certain members of senior management and is provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.
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
The Company’s CISO, or a delegate, informs the Disclosure Committee’s Cybersecurity Subcommittee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes. The Disclosure Committee’s Cybersecurity Subcommittee is also responsible for advising the Disclosure Committee and the Company’s Chief Executive Officer and Chief Financial Officer regarding cybersecurity disclosures in public filings. The CISO, with the CLO in attendance, also notifies the audit committee chair of any material cybersecurity incident.
As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor in the section entitled “Item 1A. Risk Factors” in this Form 10-K.
Item 2. Properties
In the U.S., 3M’s general offices, corporate research laboratories, and certain division laboratories are located in St. Paul, Minnesota. The Company operates 51 manufacturing facilities in 26 states. Internationally, the Company operates 65 manufacturing and converting facilities in 25 countries.
3M owns the majority of its physical properties. 3M’s physical facilities are highly suitable for the purposes for which they were designed. Because 3M is a global enterprise characterized by substantial inter-segment cooperation, properties are often used by multiple business segments.
Item 3. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part II, Item 8, Note 19, “Commitments and Contingencies,” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5. At January 31, 2025, there were 56,791 shareholders of record. 3M’s stock ticker symbol is MMM and is listed on the New York Stock Exchange, Inc. (NYSE), NYSE Chicago, and the SIX Swiss Exchange. Cash dividends declared and paid totaled $1.51 per share for the first quarter of 2024; $0.70 per share for each of the second, third, and fourth quarters of 2024; and $1.50 per share for each quarter in 2023. 3M typically declares and pays dividends in the same quarter.
Issuer Purchases of Equity Securities: Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2025, 3M’s Board of Directors replaced the Company’s February 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date.

Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2024	—	$—	—	$4,157
February 1 - 29, 2024	—	—	—	4,157
March 1 - 31, 2024	—	—	—	4,157
January 1 - March 31, 2024	—	—	—
April 1 - 30, 2024	2,177,941	91.82	2,177,941	3,957
May 1 - 31, 2024	—	—	—	3,957
June 1 - 30, 2024	1,992,549	100.36	1,992,549	3,757
April 1 - June 30, 2024	4,170,490	95.90	4,170,490
July 1 - 31, 2024	—	—	—	3,757
August 1 - 31, 2024	2,943,166	127.23	2,943,166	3,382
September 1 - 30, 2024	2,244,738	132.23	2,244,738	3,085
July 1 - September 30, 2024	5,187,904	129.39	5,187,904
October 1 - 31, 2024	3,832,028	132.13	3,832,028	2,579
November 1 - 30, 2024	1,483,013	131.30	1,483,013	2,384
December 1 - 31, 2024	—	—	—	2,384
October 1 - December 31, 2024	5,315,041	131.90	5,315,041
January 1 - December 31, 2024	14,673,435	120.78	14,673,435
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

•3M made certain changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024 as further described in Note 22. To the extent these changes impacted 3M's disclosed disaggregated revenue information, data in Note 3 has also been updated.
Certain additional information about results of operations and financial condition for 2023 and 2022, not otherwise impacted by reflection of the above for applicable prior periods presented, can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in 3M's Annual Report on Form 10-K for the year ended December 31, 2023.
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

Earnings (loss) from continuing operations per diluted share	Year ended December 31,
	2024	2023
Same period last year	$(15.17)	$7.07
Net costs for significant litigation	21.00	3.20
Divestiture costs	0.02	0.01
Gain on business divestitures	(0.05)	(4.73)
Divestiture-related restructuring actions	—	0.05
Russia exit charges (benefits)	(0.04)	0.19
Manufactured PFAS products	0.28	0.90
Total special items	21.21	(0.38)
Same period last year, excluding special items	$6.04	$6.69
Increase/(decrease) due to:
Total organic growth/productivity and other	0.93	0.23
Restructuring and related charges	0.23	(0.59)
Foreign exchange impacts	(0.13)	(0.10)
Acquisitions/divestitures	0.02	(0.06)
Other expense (income), net	0.22	(0.07)
Income tax rate	(0.04)	(0.20)
Shares of common stock outstanding	0.03	0.14
Current period, excluding special items	7.30	6.04
Net costs for significant litigation	(1.32)	(21.00)
Divestiture costs	(0.24)	(0.02)
Gain on business divestitures	—	0.05
Russia exit (charges) benefits	—	0.04
Manufactured PFAS products	(0.20)	(0.28)
Pension risk transfer cost	(1.11)	—
Solventum ownership benefit from change in value	2.83	—
Total special items	(0.04)	(21.21)
Current period	$7.26	$(15.17)
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

A discussion related to the components of year-on-year changes in earnings (loss) from continuing operations per diluted share follows:
Organic growth/productivity and other:
•In 2024, the following components impacted earnings (loss) from continuing operations per diluted share year-on-year:
◦Year-on-year increase of $0.77 per share as a result of benefits from organic growth (including from new product launches), productivity, strong spending discipline and restructuring (including a $30 million cumulative translation adjustment restructuring benefit as certain entities were substantially liquidated in the fourth quarter of 2024) partially offset by growth investments
◦Nonrecurring items including gain on property sales resulted in a net year-on-year increase of $0.08 per share
◦Income from transition services agreements with Solventum (refer to Note 2 for additional discussion) resulted in a net year-on-year increase of $0.08 per share. The year-on-year impact of non-Solventum related transition services agreements is included in acquisitions/divestitures as further described below.
•In 2023, the following components impacted earnings (loss) from continuing operations per diluted share year-on-year:
◦Declines in disposable respirator demand year-on-year and the 2022 exit of operations in Russia negatively impacted earnings (loss) per share by $0.38.
◦Remaining organic growth/productivity and other impacts resulted in a net year-on-year increase of $0.61 per share which was impacted by the following:
▪Benefits from spending discipline, sourcing actions, restructuring, higher selling prices and ongoing productivity actions
▪Lower sales volumes (particularly electronics/consumer retail); investments in growth, productivity, and sustainability; manufacturing/supply chain headwinds; inflation impacts; China; and Europe's geopolitical impacts
•In 2024 and 2023, lower defined benefit pension and postretirement service cost decreased expense year-on-year.
Restructuring and related charges:
•3M recorded restructuring pre-tax charges of $187 million, $415 million, and $16 million in 2024, 2023, and 2022 respectively, related to the 2023 to 2025 structural reorganization actions and 2020 through 2022 operational/marketing capability actions (refer to Note 6 for additional discussion). The 2024 pre-tax charge included a $30 million cumulative translation adjustment restructuring benefit as certain entities were substantially liquidated in the fourth quarter of 2024. That benefit is reflected in organic growth/productivity and other as described above. In addition, 3M recorded certain pre-tax adjustments, accelerated depreciation and other charges related to these actions of $44 million and $4 million in 2024 and 2023, respectively. 3M also recorded restructuring charges in 2023 and 2024 for PFAS exit actions and in 2022 for divestiture-related restructuring actions as further described in Note 6 which are part of the manufactured PFAS products and divestiture-related restructuring actions special items, respectively (see the Certain amounts adjusted for special items - (non-GAAP measures) section below).
Foreign exchange impacts:
•Foreign currency impacts (net of hedging) decreased operating income from continuing operations by approximately $101 million (or a decrease of pre-tax income by approximately $104 million) year-on-year for 2024. Foreign currency impacts (net of hedging) increased operating loss from continuing operations by approximately $116 million (or a increase of pre-tax loss by approximately $111 million) year-on-year for 2023. These estimates include: (a) the effects of year-on-year changes in exchange rates on translating current period functional currency profits into U.S. dollars and on current period non-functional currency denominated purchases or transfers of goods between 3M operations, and (b) year-on-year changes in transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

Acquisitions/divestitures:
•Acquisition and divestiture impacts are primarily measured separately for the first 12 months post-transaction, except as noted below. Divestiture impact generally includes lost income from divested businesses. Further relevant information includes:
◦Divestiture impact also includes the effect of new commercial agreements associated with the April 2024 separation of Solventum (discussed in Note 2). Divestiture impact further includes the year-on-year impact of transition services agreements over the duration of those agreements, other than those with Solventum (the impact of which are included in organic growth/productivity and other as described above).
◦In 2023, 3M completed the sale of its dental local anesthetic business and in 2022 completed the split-off of the Food Safety business (discussed in Note 4).
◦Deconsolidation/reconsolidation of Aearo entities - in the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities. For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Other expense (income), net:
•Interest expense (net of interest income) included in other expense (income), net as presented above decreased year-on-year for both 2024 and 2023.
•Lower income related to non-service cost components of pension and postretirement expense increased expense year-on-year for both 2024 and 2023.
Income tax rate:
•Certain items above reflect specific income tax rates associated therewith. Overall, the effective tax rates for 2024, 2023, and 2022 were 16.7 percent on a pre-tax income, 25.4 percent on pre-tax loss and 4.5 percent on pre-tax income, respectively. The primary factors that impacted 2024 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum offset by the effective tax rate on the PWS Settlement and the CAE Settlement (as discussed in Note 19), including 3M’s related decision in the fourth quarter of 2024 to defer certain deductions and accelerate income for tax purposes. The primary factors that impacted the 2023 rate were the charges related to the PWS Settlement and the CAE Settlement (as discussed in Note 19).The 2022 rate was impacted by the tax efficient structure associated with the 2022 gain on split-off of the Food Safety business (see Note 4).
•On an adjusted basis (as discussed below), the effective tax rates for 2024, 2023, and 2022 were 19.6 percent, 19.2 percent, and 16.6 percent, respectively.
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

Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 19). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), external legal fees, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income (FDII), Global Intangible Low Taxed Income (GILTI), foreign tax credits and tax costs of repatriation. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Unallocated. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023), costs associated with the Aearo portion of respirator mask/asbestos matters were reflected in corporate special items in Corporate and Unallocated. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected as part of special items in the Safety and Industrial business segment.
Gain/loss on business divestitures:
•In 2023, 3M recorded a gain related to the sale of its dental local anesthetic business partially offset by a loss associated with a previously contingent indemnification obligation from a 2020 divestiture. In 2022, 3M recorded a gain related to the split-off and combination of its Food Safety business with Neogen Corporation. Refer to Note 4 for further details.
Divestiture costs:
•These include certain limited costs that were not eligible to be included within discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture. As a result of completion of the April 2024 separation of Solventum, this includes the tax cost of updating 3M’s previous indefinite reinvestment plans on past unrepatriated earnings through the period of the Separation’s close and to tax positions retained by 3M.
Divestiture-related restructuring actions:
•In 2022, following the split-off of the Food Safety business, management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested businesses. Refer to Note 6 for further details.
Manufactured PFAS products:
•These amounts relate to sales and estimates of income (loss) regarding manufactured PFAS products that 3M plans to exit by the end of 2025 included within the Transportation and Electronics business segment. Along with other costs in arriving at this associated income, these amounts include estimates of costs of sales of $890 million, $1,267 million, and $970 million for 2024, 2023, and 2022 respectively. Estimated income does not contemplate impacts on non-operating items such as net interest income/expense and the non-service cost components portion of defined benefit plan net periodic benefit costs.
Russia exit charges/benefits:
•In the second quarter of 2023, 3M recorded a gain on final disposal of net assets in Russia. Previously, in the third quarter of 2022, 3M recorded a charge primarily related to impairment of these assets in connection with management's committed exit and disposal plan.
Pension risk transfer charge:
•In 2024, primarily in the second quarter, 3M recorded a non-cash pension settlement charge reflected in other expense (income), net as a result of transferring a portion of its U.S. pension payment obligations and related plan assets to an insurance company (as discussed in Note 15).
Solventum ownership - change in value:
•This amount relates to the change in value of 3M's retained ownership interest in Solventum common stock reflected in other expense (income), net.

	Year ended December 31, 2022
(Dollars in millions, except per share amounts)	Net sales	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share
Safety and Industrial
GAAP amounts		$1,135	9.8%
Adjustments for special items:
Net costs for significant litigation		1,414
Total special items		1,414
Adjusted amounts (non-GAAP measures)		$2,549	22.0%
Transportation and Electronics
GAAP amounts	$8,902	$973	10.9%
Adjustments for special items:
Manufactured PFAS products	(1,351)	631
Total special items	(1,351)	631
Adjusted amounts (non-GAAP measures)	$7,551	$1,604	21.2%
Total Company
GAAP amounts	$26,161	$4,369	16.7%	$4,204	$188	4.5%	$4,013	$7.07
Adjustments for special items:
Net costs for significant litigation	—	2,291		2,291	476		1,815	3.20
Manufactured PFAS products	(1,351)	631		631	121		510	0.90
Gain on business divestitures	—	(2,724)		(2,724)	(39)		(2,685)	(4.73)
Russia exit charges (benefits)	—	101		101	(2)		103	0.19
Divestiture-related restructuring actions	—	41		41	9		32	0.05
Divestiture costs	—	8		8	—		8	0.01
Total special items	(1,351)	348		348	565		(217)	(0.38)
Adjusted amounts (non-GAAP measures)	$24,810	$4,717	19.0%	$4,552	$753	16.6%	$3,796	$6.69

	Year ended December 31, 2023
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$2,324	21.2%
Adjustments for special items:
Net costs for significant litigation			84
Total special items			84
Adjusted amounts (non-GAAP measures)			$2,408	22.0%
Transportation and Electronics
GAAP amounts	$8,501	(4.5)%	$1,312	15.4%
Adjustments for special items:
Manufactured PFAS products	(1,289)		205
Total special items	(1,289)		205
Adjusted amounts (non-GAAP measures)	$7,212	(4.5)%	$1,517	21.0%
Total Company
GAAP amounts	$24,610	(5.9)%	$(10,689)	(43.4)%	$(11,271)	$(2,867)	25.4%	$(8,402)	$(15.17)	N/M
Adjustments for special items:
Net costs for significant litigation[1]	—		14,869		15,245	3,615		11,630	21.00
Manufactured PFAS products	(1,289)		205		205	50		155	0.28
Gain on business divestitures	—		(36)		(36)	(11)		(25)	(0.05)
Russia exit charges (benefits)	—		(18)		(18)	3		(21)	(0.04)
Divestiture costs	—		13		13	4		9	0.02
Total special items	(1,289)		15,033		15,409	3,661		11,748	21.21
Adjusted amounts (non-GAAP measures)	$23,321	(6.0)%	$4,344	18.6%	$4,138	$794	19.2%	$3,346	$6.04	(10)%
1For the per share amount, this includes adjusting-out the impact of this item causing weighted average shares outstanding to be the same for both basic and diluted loss per share in periods of resulting net losses.

	Year ended December 31, 2024
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income (loss)	Operating income (loss) margin	Income (loss) from continuing operations before taxes	Provision (benefit) for income taxes	Effective tax rate	Net income (loss) from continuing operations attributable to 3M	Earnings (loss) from continuing operations per diluted share	Earnings (loss) from continuing operations per diluted share percent change
Safety and Industrial
GAAP amounts			$2,491	22.7%
Adjustments for special items:
Net costs for significant litigation			36
Total special items			36
Adjusted amounts (non-GAAP measures)			$2,527	23.1%
Transportation and Electronics
GAAP amounts	$8,380	(1.4)%	$1,578	18.8%
Adjustments for special items:
Manufactured PFAS products	(945)		144
Total special items	(945)		144
Adjusted amounts (non-GAAP measures)	$7,435	3.1%	$1,722	23.2%
Total Company
GAAP amounts	$24,575	(0.1)%	$4,822	19.6%	$4,819	$804	16.7%	$4,009	$7.26	148%
Adjustments for special items:
Net costs for significant litigation	—		81		800	68		732	1.32
Manufactured PFAS products	(945)		144		144	34		110	0.20
Divestiture costs	—		20		20	(111)		131	0.24
Solventum ownership - change in value	—		—		(1,564)	—		(1,564)	(2.83)
Pension risk transfer charge	—		—		808	191		617	1.11
Total special items	(945)		245		208	182		26	0.04
Adjusted amounts (non-GAAP measures)	$23,630	1.3%	$5,067	21.4%	$5,027	$986	19.6%	$4,035	$7.30	21%

	Year ended December 31, 2023
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(4.3)%	0.3%	(1.2)%	(0.7)%	(5.9)%
Remove manufactured PFAS products special item impact	(0.1)	—	(0.1)	0.1	(0.1)
Adjusted total Company (non-GAAP measures)	(4.4)%	0.3%	(1.3)%	(0.6)%	(6.0)%

Transportation and Electronics	(3.5)%	0.7%	(0.7)%	(1.0)%	(4.5)%
Remove manufactured PFAS products special item impact	—	0.2	(0.2)	—	—
Adjusted Transportation and Electronics (non-GAAP measures)	(3.5)%	0.9%	(0.9)%	(1.0)%	(4.5)%

	Year ended December 31, 2024
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	(0.2)%	0.2%	0.6%	(0.7)%	(0.1)%
Remove manufactured PFAS products special item impact	1.4	—	0.1	(0.1)	1.4
Adjusted total Company (non-GAAP measures)	1.2%	0.2%	0.7%	(0.8)%	1.3%

Transportation and Electronics	(1.0)%	0.6%	—%	(1.0)%	(1.4)%
Remove manufactured PFAS products special item impact	4.4	0.1	—	—	4.5
Adjusted Transportation and Electronics (non-GAAP measures)	3.4%	0.7%	—%	(1.0)%	3.1%

Sales and operating income (loss) by business segment: The following tables contain sales and operating income (loss) results by business segment for the years ended December 31, 2024, 2023 and 2022. Refer to the section entitled Performance by Business Segment later in MD&A for additional discussion concerning 2024 versus 2023 results for 3M's reportable business segments, as well as discussion of Corporate and Unallocated and Other. Corporate and Unallocated and Other are not reportable business segments as they do not meet the segment reporting criteria. Refer to Note 22 for additional information on business segments.

	2024			2023			2022
(Dollars in millions)	Net Sales	% of Total	Operating Income (Loss)	Net Sales	% of Total	Operating Income (Loss)	Net Sales	% of Total	Operating Income (Loss)
Safety and Industrial	$10,961	44.6%	$2,491	$10,956	44.5%	$2,324	$11,604	44.4%	$1,135
Transportation and Electronics	8,380	34.1	1,578	8,501	34.5	1,312	8,902	34.0	973
Consumer	4,931	20.1	932	5,026	20.4	904	5,292	20.2	978
Total reportable business segments	24,272	98.8	5,001	24,483	99.4	4,540	25,798	98.6	3,086
Corporate and Unallocated	271	1.1	(173)	90	0.4	(15,284)	82	0.3	1,213
Other	32	0.1	(6)	37	0.2	55	281	1.1	70
Total Company	$24,575	100.0%	$4,822	$24,610	100.0%	$(10,689)	$26,161	100.0%	$4,369

Operating Income (Loss) Change by Business Segment	Safety and Industrial	Transportation and Electronics	Consumer	Total Company

2024 vs 2023 % Change	7.2%	20.2%	3.1%	N/M
2023 vs 2022 % Change	104.7%	34.9%	(7.6)%	N/M

	Year ended December 31, 2023
Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	(5.1)%	—%	—%	(0.5)%	(5.6)%
Transportation and Electronics	(3.5)	0.7	(0.7)	(1.0)	(4.5)
Consumer	(4.7)	—	(0.1)	(0.2)	(5.0)
Total Company	(4.3)	0.3	(1.2)	(0.7)	(5.9)

	Year ended December 31, 2024
Sales Change By Business Segment	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Safety and Industrial	0.7%	—%	—%	(0.7)%	—%
Transportation and Electronics	(1.0)	0.6	—	(1.0)	(1.4)
Consumer	(1.2)	—	—	(0.7)	(1.9)
Total Company	(0.2)	0.2	0.6	(0.7)	(0.1)
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items on sales (and sales change) and operating income (loss) by business segment.

Sales by geographic area: Percent change information compares the years ended December 31, 2024 and 2023, unless otherwise indicated. Additional discussion of business segment results is provided in the Performance by Business Segment section.

	Year ended December 31, 2024
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$13,405	$6,994	$4,176	$24,575
% of worldwide sales	54.5%	28.5%	17.0%	100.0%
Components of net sales change:
Organic sales	0.1	1.2	(3.1)	(0.2)
Acquisitions	0.3	—	—	0.2
Divestitures	1.0	0.1	0.2	0.6
Translation	(0.4)	(2.3)	0.6	(0.7)
Total sales change	1.0%	(1.0)%	(2.3)%	(0.1)%

	Year ended December 31, 2023
	Americas	Asia Pacific	Europe, Middle East & Africa	Worldwide
Net sales (millions)	$13,268	$7,068	$4,274	$24,610
% of worldwide sales	53.9%	28.7%	17.4%	100.0%
Components of net sales change:
Organic sales	(0.2)	(12.4)	(1.3)	(4.3)
Acquisitions	0.5	—	0.1	0.3
Divestitures	(1.3)	(1.0)	(1.3)	(1.2)
Translation	—	(3.0)	1.6	(0.7)
Total sales change	(1.0)%	(16.4)%	(0.9)%	(5.9)%
Additional information beyond what is included in the preceding tables is as follows:
•For 2024, in the Americas geographic area, U.S. total sales increased 2 percent which included flat organic sales. In the Asia Pacific geographic area, China/Hong Kong total sales increased 8 percent which included increased organic sales of 8 percent.
•For 2023, in the Americas geographic area, U.S. total sales were flat which included flat organic sales. In the Asia Pacific geographic area, China/Hong Kong total sales decreased 17 percent which included decreased organic sales of 13 percent.
As discussed in the risk factors provided in Item 1A, the Company’s results are impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade, geopolitical, and other external conditions.
Managing currency risks: 3M utilizes a number of tools to manage the impact of changes in foreign currency exchange rates including natural hedges such as pricing, productivity, hard currency, hard currency-indexed billings, and localizing source of supply. 3M also uses certain derivative instruments (with a tenor up to five years) and non-derivative instruments to mitigate currency risk. As described in Note 17, these include instruments designated as cash flow hedges, net investment hedges or not designated in formal hedge relationships.
3M’s hedging approach is designed to mitigate a portion of foreign currency risk and reduce volatility, ultimately allowing time for 3M’s businesses to respond to changes in the marketplace.
Financial condition: Refer to the section entitled Financial Condition and Liquidity later in MD&A for a discussion of items impacting cash flows.
In February 2025, 3M’s Board of Directors replaced the Company’s November 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. In 2024, the Company purchased $1,801 million of its own stock, compared to $33 million of stock purchases in 2023. In February 2024, 3M’s Board of Directors declared a first-quarter 2024 dividend of $1.51 per share. In May 2024, 3M's Board of Directors declared a second-quarter 2024 dividend of $0.70 per share resetting 3M's dividend post-Solventum spin. In August and November 2024, 3M's Board of Directors declared a third-quarter and fourth-quarter 2024 dividend respectively of $0.70 per share. In February 2025, 3M's Board of Directors declared a first-quarter 2025 dividend of $0.73 per share, an increase of 4 percent.
Raw materials: Refer to the section entitled Raw materials in Item 1 for discussion of 3M's sources and availability of raw materials in 2024.

Pension and postretirement defined benefit plans: On a worldwide basis, 3M’s pension and postretirement plans were 95 percent funded at year-end 2024. The primary U.S. qualified pension plan, which is approximately 63 percent of the worldwide pension obligation, was 94 percent funded and the international pension plans were 122 percent funded. The U.S. non-qualified pension plan is not funded due to tax considerations and other factors. Asset returns in 2024 for the primary U.S. qualified pension plan were 2.3 percent, as 3M strategically invests in both growth assets and fixed income matching assets to manage its funded status. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2025 is 8.00 percent. The primary U.S. qualified pension plan year-end 2024 discount rate was 5.65%, an increase of 67 basis points from the year-end 2023 discount rate of 4.98%. The increase in U.S. discount rates resulted in a decreased valuation of the projected benefit obligation (PBO). The primary U.S. qualified pension plan’s funded status remained at 94% as of December 31, 2024. Additional detail and discussion of international plan asset returns and discount rates is provided in Note 15 (Pension and Postretirement Benefit Plans).
In 2025, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. Refer to “Critical Accounting Estimates” within MD&A and Note 15 (Pension and Postretirement Benefit Plans) for additional information concerning 3M’s pension and post-retirement plans.
Results of Operations
Net Sales: Refer to the preceding Overview section and the Performance by Business Segment section later in MD&A for additional discussion of sales change.
Operating Expenses:

(Percent of net sales)	2024	2023	2022	2024 vs 2023 Change	2023 vs 2022 Change
Cost of sales	58.8%	60.9%	60.6%	(2.1)%	0.3%
Selling, general and administrative expenses (SG&A)	17.2	77.9	27.7	(60.7)	50.2
Research, development and related expenses (R&D)	4.4	4.7	4.4	(0.3)	0.3
Gain on business divestitures	—	(0.1)	(10.4)	0.1	10.3
Goodwill impairment expense	—	—	1.0	—	(1.0)
Operating income (loss) margin	19.6%	(43.4)%	16.7%	63.0%	(60.1)%
Cost of Sales: Cost of sales, measured as a percent of sales, decreased in 2024 when compared to 2023 and increased in 2023 when compared to 2022. Decreases in 2024 were primarily due to ongoing manufacturing productivity, procurement and logistics savings net of inflation, along with lower year-on-year restructuring charges. Increases in 2023 were primarily due to investments in growth, productivity and sustainability; restructuring charges, and carryover impact of higher energy cost inflation partially offset by lower year-on-year net costs for significant litigation to address certain PFAS-related matters at 3M's Zwijndrecht, Belgium site, higher selling prices, spending discipline, sourcing actions and restructuring benefits. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Selling, General and Administrative Expenses: SG&A, measured as a percent of sales, decreased in 2024 when compared to 2023 and increased in 2023 when compared to 2022. Decreases in 2024 were primarily impacted by a $10.3 billion pre-tax charge related to the PWS Settlement and the $4.2 billion pre-tax charge related to the CAE Settlement in the second and third quarters of 2023 respectively (both discussed in Note 19). SG&A in 2024 was also impacted by lower year-on-year restructuring charges. SG&A in 2023 was also impacted by restructuring charges (see Note 6), and continued investment in key growth initiatives. These impacts were partially offset by 2022 net costs for significant litigation to address Combat Arms Earplugs litigation matters (for which a pre-tax charge of approximately $1.2 billion was reflected in 2022, discussed in Note 19), certain impairment costs related to exiting PFAS manufacturing, costs related to exiting Russia, divestiture-related restructuring charges (see Note 6), restructuring benefits and ongoing general 3M cost management. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Research, Development and Related Expenses: R&D, measured as a percent of sales, decreased in 2024 when compared to 2023 and increased in 2023 when compared to 2022. 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. R&D was also impacted by restructuring charges. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Gain on Business Divestitures: In 2023, 3M recorded a pre-tax gain of $36 million related to the sale of assets associated with its dental local anesthetic business net of a previous contingent indemnification obligation from a 2020 divestiture. In 2022, 3M recorded a pre-tax gain of $2.7 billion related to the split-off and combination of its Food Safety business with Neogen Corporation. Refer to Note 4 for further details.
Goodwill Impairment Expense: As a result of 3M's commitment to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a goodwill impairment charge related to the Advanced Materials reporting unit (within the Transportation and Electronics business) in 2022.

Other Expense (Income), Net: See Note 7 for a detailed breakout of this line item.
Interest expense (net of interest income) increased year-on-year for both 2024 and 2023 primarily driven by the addition of imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement in the second and third quarters of 2023, respectively (discussed in Note 19), partially offset by additional interest income.
The non-service pension and postretirement net benefit decreased $0.9 billion and $0.1 billion in 2024 and 2023, respectively. The lower year-on-year benefit in 2024 was largely due to the $0.8 billion 2024 pension settlement charge as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company. The lower year-on-year benefit in 2023 was primarily due to higher interest costs due to higher discount rates as of the year-end 2022, partially offset by a reduction in actuarial loss amortization, which was driven by the higher discount rates (see Note 15).
See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value resulted in a year-on-year benefit of $1.6 billion in 2024 following Solventum's separation from 3M in April 2024 (discussed in Note 2).
Provision (benefit) for Income Taxes:

(Percent of pre-tax income/loss)	2024	2023	2022
Effective tax rate	16.7%	25.4%	4.5%
Factors that impacted the tax rates between years are further discussed in the Overview section above and in Note 11.
Income from Unconsolidated Subsidiaries, Net of Taxes:

(Millions)	2024	2023	2022
Income (loss) from unconsolidated subsidiaries, net of taxes	$9	$18	$11
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.
Net Income (Loss) Attributable to Noncontrolling Interest:

(Millions)	2024	2023	2022
Net income (loss) attributable to noncontrolling interest	$15	$16	$14
Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation expense is discussed in Note 21 and impacts cost of sales, SG&A, and R&D. As noted therein, higher stock-based compensation expense is recognized in the quarter in which 3M’s annual stock option and restricted stock unit grant is made because of accounting rules for grants to employees that are retiree-eligible. Typically, the annual grant is made in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.
Pre-tax defined benefit pension and postretirement service cost expense for continuing operations impacts cost of sales, SG&A, and R&D while the non-service cost component of pension and postretirement benefits for continuing operations impacts the other expense (income), net line item. As discussed in Note 15, in 2024 for continuing operations, the Company recognized pre-tax defined benefit pension and postretirement benefit service cost expense of $194 million and non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) of $828 million for a total pre-tax continuing operations defined benefit pension and postretirement expense of $1,022 million. These 2024 amounts include the impacts of remeasurements of pension and postretirement pension plans during the year and $0.8 billion pension settlement charge associated the pension risk transfer special item (all discussed in Note 15).
For 2023 on a comparable continuing operations basis, the Company recognized pre-tax defined benefit pension and postretirement service cost expense of $222 million and a benefit of $109 million related to non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) for a total pre-tax continuing operations defined benefit pension and postretirement expense of $113 million.
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with these investments impacting cost of sales, SG&A, and R&D.

Performance by Business Segment
The section entitled Business Segments in Item 1 provides an overview of 3M’s business segments. In addition, disclosures relating to 3M’s business segments are provided in Note 22. As discussed in Note 22, 3M made changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024. Information provided herein reflects the impact of these changes for all applicable periods presented. 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business (44.6% of consolidated sales):

	2024	2023
Sales (millions)	$10,961	$10,956
Sales change analysis:
Organic sales	0.7%	(5.1)%
Translation	(0.7)	(0.5)
Total sales change	—%	(5.6)%

Business segment operating income (millions)	$2,491	$2,324
Percent change	7.2%	104.7%
Percent of sales	22.7%	21.2%

Adjusted business segment operating income (millions) (non-GAAP measure)	$2,527	$2,408
Percent change	4.9%	(5.5)%
Percent of sales	23.1%	22.0%
The preceding table also displays business segment operating income (loss) information adjusted for special items. For Safety and Industrial these adjustments include net costs related to respirator mask/asbestos (Aearo-related and non-Aearo related). During the voluntary Aearo chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023), net costs related to Aearo-respirator mask/asbestos matters were reflected as corporate special items in Corporate and Unallocated while those associated with non-Aearo respirator mask/asbestos matters continued to be reflected as special items in the Safety and Industrial business segment. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were reflected in the Safety and Industrial business segment (rather than reflected in Corporate and Unallocated—see Note 22 for additional information). Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details.
Year 2024 results:
Sales in Safety and Industrial were flat in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules, industrial adhesives and tapes and in electrical markets, were flat in automotive aftermarket and personal safety, and decreased in industrial specialties and abrasives.
•Industrial end market demand was mixed as end user and channel remain cautious, including weaker EMEA industrial and manufacturing environment. Growth primarily driven by strength in bonding solutions for electronic devices, cable accessories, auto body repair and roofing granules driven by replacement demand for residential roofs.
Business segment operating income margins increased year-on-year primarily driven by benefits from growth, productivity and spending discipline partially offset by translation, growth investments and dis-synergies due to the spin of Solventum. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
Year 2023 results:
Sales in Safety and Industrial were down 5.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in roofing granules and automotive aftermarket; decreased in personal safety, industrial specialties, industrial adhesives and tapes, abrasives and electrical markets.
•Growth was held back by the disposable respirator sales decline within personal safety along with the exit of Russia (which, together, negatively impacted year-on-year organic growth by 5.2 percentage points); declines within industrial adhesives and tapes due to consumer electronics softness, industrial specialties was down as consumers pulled back on discretionary spending impacting e-commerce shipments (slowing down in packaging and shipping activity).
Business segment operating income margins increased year-on-year primarily due to lower special item costs for significant litigation. 2022 was impacted by a pre-tax charge of approximately $1.2 billion related to steps toward resolving Combat Arms Earplugs litigation. Margins were also impacted by aggressive spending discipline, benefits from restructuring, pricing and productivity actions offset by the lower sales volume, higher restructuring costs, inflation impacts, investments in the business and China-related challenges. Adjusting for special item costs for significant litigation (non-GAAP measure), business segment operating income margins were consistent year-on-year.

Transportation and Electronics Business (34.1% of consolidated sales):

	2024	2023
Sales (millions)	$8,380	$8,501
Sales change analysis:
Organic sales	(1.0)%	(3.5)%
Acquisitions	0.6	0.7
Divestitures	—	(0.7)
Translation	(1.0)	(1.0)
Total sales change	(1.4)%	(4.5)%

Business segment operating income (millions)	$1,578	$1,312
Percent change	20.2%	34.9%
Percent of sales	18.8%	15.4%

Adjusted sales (millions) (non-GAAP measure)	$7,435	$7,212
Sales change analysis:
Organic sales	3.4%	(3.5)%
Acquisitions	0.7	0.9
Divestitures	—	(0.9)
Translation	(1.0)	(1.0)
Total sales change	3.1%	(4.5)%

Adjusted business segment operating income (millions) (non-GAAP measure)	$1,722	$1,517
Percent change	13.6%	(5.4) %
Percent of sales	23.2%	21.0%
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
Year 2024 results:
Sales in Transportation and Electronics were down 1.4 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were up 3.1 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electronics, were flat in commercial branding and transportation, and decreased in advanced materials, and in automotive and aerospace.
•Growth was negatively impacted by headwinds related to PFAS manufactured products and automotive OEM build rates, partially offset by new product launches and spec-wins that drove share gain.
Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities. For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year driven by benefits from non-PFAS manufacturing growth and productivity, spending discipline, and restructuring partially offset by dis-synergies due to the spin of Solventum. Margins were also impacted by decreasing PFAS manufacturing. Adjusting for special item PFAS manufactured products (non-GAAP measure), business segment operating income margins increased year-on-year as displayed above.
Year 2023 results:
Sales in Transportation and Electronics were down 4.5 percent in U.S. dollars. Adjusting for special item PFAS manufactured products (non-GAAP measure), sales were down 4.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in automotive and aerospace, were flat in commercial branding and transportation and decreased in electronics and advanced materials.
•Growth continued to be held back by consumer electronics end-market weakness.

Acquisitions/divestitures:
•Divestiture and acquisition impacts relate to lost/gained Transportation and Electronics sales year-on-year from the Aearo Entities. In the third quarter of 2022, 3M deconsolidated the Aearo Entities and, in the second quarter of 2023, reconsolidated those entities. For each of the 12-months post-deconsolidation and post-reconsolidation, impacts are each reflected separately as divestiture and acquisition, respectively.
Business segment operating income margins increased year-on-year due to lower operating losses on PFAS manufactured products. In 2022, PFAS manufacturing products results included an $0.8 billion asset impairment charge. Margins were also impacted by lower sales volumes, inflation impacts, investments in the business, higher restructuring costs, manufacturing and supply chain headwinds and China-related challenges partially offset by benefits from aggressive spending discipline, pricing and productivity actions. Adjusting for special item PFAS manufacturing exit costs (non-GAAP measure), business segment operating income margins decreased year-on-year.
Consumer Business (20.1% of consolidated sales):

	2024	2023
Sales (millions)	$4,931	$5,026
Sales change analysis:
Organic sales	(1.2)%	(4.7)%
Divestitures	—	(0.1)
Translation	(0.7)	(0.2)
Total sales change	(1.9)%	(5.0)%

Business segment operating income (millions)	$932	$904
Percent change	3.1%	(7.6)%
Percent of sales	18.9%	18.0%
Year 2024 results:
Sales in Consumer were down 1.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement, and decreased in home and auto care, packaging and expression and consumer safety and well-being.
•Growth was negatively impacted by softness in consumer discretionary spending along with product portfolio and geographic prioritization.
Business segment operating income margins increased year-on-year driven by benefits from productivity actions, portfolio initiatives, and spending discipline partially offset by organic decline and dis-synergies due to the spin of Solventum.
Year 2023 results:
Sales in Consumer were down 5.0 percent in U.S. dollars.
On an organic sales basis:
•Sales decreased in consumer safety and well-being, packaging and expression, home improvement and in home and auto care.
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

Corporate and Unallocated and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Unallocated and Other which are not reportable business segments as they do not meet the segment reporting criteria. Because Corporate and Unallocated and Other include a variety of miscellaneous items, they are subject to fluctuation on a quarterly and annual basis. Corporate and Unallocated and Other are presented separately in the preceding business segments table and in Note 22.
•Corporate and Unallocated operating income (loss) includes “corporate special items” and “other corporate expense-net”.
◦Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items for the periods presented also include divestiture costs, gain on business divestitures, divestiture-related restructuring actions and Russia exit charges/benefits. Divestiture costs include costs that were not eligible to be part of discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
▪Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section for additional details on the impact of special items for additional information on the components of corporate special items. Corporate special item net costs decreased year-over-year in 2024, primarily due to lower net costs for significant litigation associated with Corporate and Unallocated. Corporate special item net costs increased year-over-year in 2023, primarily due to increased net costs for significant litigation as a result of pre-tax charges of $10.3 billion and $4.2 billion in the second and third quarters of 2023 related to the PWS Settlement and the CAE Settlement, respectively (both discussed in Note 19), and lower gains on business divestitures.
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
▪Other corporate operating expenses, net, decreased year-over-year in 2024 primarily due to the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Unallocated prior to Solventum's April 2024 Separation. Other corporate operating expenses, net, increased year-over-year in 2023 primarily due to higher restructuring charges (see Note 6).
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
◦Operating income categorized as "Other" decreased year-over-year in 2024 primarily due to the extent of transition arrangement income from divested businesses (and associated costs) largely related to Solventum, which separated in April 2024. Operating income categorized as "Other" decreased year-over-year in 2023 as a result of divestiture of the Food Safety Division and dental local anesthetic businesses (both formerly part of the "Other" category) and the extent of transition arrangement income from divested businesses other than Solventum.

Performance by Geographic Area
While 3M manages its businesses globally and believes its business segment results are the most relevant measure of performance, the Company also utilizes geographic area data as a secondary performance measure. Export sales are generally reported within the geographic area where the final sales to 3M customers are made. A portion of the products or components sold by 3M’s operations to its customers are exported by these customers to different geographic areas. As customers move their operations from one geographic area to another, 3M’s results will follow. Thus, net sales in a particular geographic area are not indicative of end-user consumption in that geographic area. Financial information related to 3M operations in various geographic areas is provided in Note 3 and Note 22.
Refer to the Overview section for a summary of net sales by geographic area and business segment.
Geographic Area Supplemental Information

	Employees as of December 31,		Capital Spending - Continuing Operations for years ended December 31,			Property, Plant and Equipment -net - Continuing Operations as of December 31,
(Millions, except Employees)	2024	2023	2024	2023	2022	2024	2023
Americas	36,000	50,000	$829	$1,077	$1,155	$5,284	$5,370
Asia Pacific	13,500	17,000	128	169	164	1,053	1,176
Europe, Middle East and Africa	12,000	18,000	147	142	158	1,051	1,144
Total Company	61,500	85,000	$1,104	$1,388	$1,477	$7,388	$7,690
Employment: Employment decreased in 2024 when compared to 2023. The above table includes the impact of acquisitions, net of divestitures, and other actions. Further, the 2023 employment amount includes the former Solventum health care business, the Separation of which was not completed until April 2024 and which at that time comprised approximately 17,000 employees.
Capital Spending/Property, Plant and Equipment - Net: Amounts relative to these items in the above table relate to 3M's continuing operations and do not include amounts associated with discontinued operations (refer to Note 2 for the amount attributed to discontinued operations). Investments in property, plant and equipment enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M is increasing its investment in manufacturing and sourcing capability in order to more closely align its product capability with its sales in major geographic areas in order to best serve its customers throughout the world with proprietary, automated, efficient, safe and sustainable processes. Capital spending is discussed in more detail later in MD&A in the section entitled Cash Flows from Investing Activities.
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
Legal Proceedings: Assessments of lawsuits and claims can involve a series of complex judgments about future events, the outcomes of which are inherently uncertain, and can rely heavily on estimates and assumptions. The Company accrues an estimated liability for legal proceeding claims that are both probable and reasonably estimable in accordance with Accounting Standard Codification (ASC) 450, Contingencies. Please refer to the section entitled Process for Disclosure and Recording of Liabilities Related to Legal Proceedings (contained in Legal Proceedings in Note 19) for additional information about such estimates.
Pension and Postretirement Obligations: The Company applies certain estimates for the discount rates and expected return on plan assets in determining its defined benefit pension and postretirement obligations and related net periodic benefit costs. The below further describes these estimates. Note 15 provides the weighted averages of these assumptions as of applicable dates and for respective periods and additional information on how the rates were determined.

Discount rate
The defined benefit pension and postretirement obligation represents the present value of the benefits that employees are entitled to in the future for services already rendered as of the measurement date. The annual measurement date is December 31. The Company measures the present value of these future benefits by projecting benefit payment cash flows for each future period and discounting these cash flows back to the measurement date, using the yields of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Service cost and interest cost are measured separately using the spot yield curve approach applied to each corresponding obligation. Service costs are determined based on duration-specific spot rates applied to the service cost cash flows. The interest cost calculation is determined by applying duration-specific spot rates to the year-by-year projected benefit payments. The spot yield curve approach does not affect the measurement of the total benefit obligations as the change in service and interest costs offset the actuarial gains and losses recorded in other comprehensive income. Changes in expected benefit payment and service cost cash flows, as well as ongoing changes in market activity and yields, cause these rates to be subject to uncertainty.
Using this methodology, the Company determined discount rates for its plans as follow:

Weighted Average	U.S. Pension	International Pension	Postretirement Benefits
December 31, 2024 Liability:
Benefit obligation	5.64%	4.44%	5.68%
2024 Net Periodic Benefit Cost Components:
Service cost	5.35%	3.77%	5.30%
Interest cost	5.21%	4.06%	5.23%
Expected return on plan assets
The expected return on plan assets for the primary U.S. qualified pension plan is based on strategic asset allocation of the plan, long-term capital market return expectations, and expected performance from active investment management. For the primary U.S. qualified pension plan, the expected long-term rate of return on an annualized basis for 2025 is 8.00%, an increase from the weighted average of 7.63% in 2024. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions. The weighted average expected return for the international pension plans is 5.00% for 2025 compared to 5.31% for 2024. Changes in asset allocation and market performance over time, among other factors, cause these estimates to be subject to uncertainty.
In 2024 for continuing operations, the Company recognized pre-tax defined benefit pension and postretirement benefit service cost expense of $194 million and non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) of $828 million for a total pre-tax continuing operations defined benefit pension and postretirement expense of $1,022 million, up from $113 million in 2023. The 2024 amounts include the impacts of remeasurements of pension and postretirement pension plans during the year and $0.8 billion pension settlement charge associated the pension risk transfer special item (all discussed in Note 15).
Assessments of Goodwill: The Company makes certain estimates and judgments in impairment assessments of goodwill. As of December 31, 2024, 3M goodwill totaled approximately $6.3 billion. Goodwill is tested for impairment annually in the fourth quarter of each year and is tested between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If future non-cash asset impairment charges are taken, 3M would expect that only a portion of the goodwill would be impaired.
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

Based on the annual test in the fourth quarter of 2024 completed as of October 1, 2024, no goodwill impairment was indicated for any of the reporting units. As of October 1, 2024, 3M had 16 primary reporting units, with five reporting units accounting for approximately 85 percent of the goodwill. These five reporting units were comprised of the following divisions: Commercial Branding and Transportation, Display Materials and Systems, Electronics Materials Solutions, Industrial Adhesives and Tapes, and Personal Safety.
3M is a highly integrated enterprise, where businesses share technology and leverage common fundamental strengths and capabilities, thus many of 3M’s businesses could not easily be sold on a stand-alone basis. 3M’s focus on research and development has resulted in a portion of 3M’s value being comprised of internally developed businesses.
3M will continue to monitor its reporting units and asset groups in 2025 for any triggering events or other indicators of impairment.
Uncertainty in Income Tax Positions: The extent of 3M’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The Company follows guidance provided by ASC 740, Income Taxes, a subset of which relates to uncertainty in income taxes, to record these liabilities (refer to Note 11 for additional information). The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
New Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.
Financial Condition and Liquidity
The strength and stability of 3M’s business model and strong free cash flow capability, together with proven capital markets access, provide financial flexibility to deploy capital in accordance with the Company's stated priorities and meet needs associated with contractual commitments and other obligations. Investing in 3M’s business to drive organic growth and deliver strong returns on invested capital remains the first priority for capital deployment. This includes research and development, capital expenditures, and commercialization capability. The Company also continues to actively manage its portfolio through acquisitions and divestitures to maximize value for shareholders. 3M expects to continue returning cash to shareholders through dividends and share repurchases. To fund cash needs in the United States, the Company relies on ongoing cash flow from U.S. operations, access to capital markets and repatriation of the earnings of its foreign affiliates that are not considered to be permanently reinvested. For those international earnings considered to be reinvested indefinitely, the Company currently has no plans or intentions to repatriate these funds for U.S. operations. See Note 11 for further information on earnings considered to be reinvested indefinitely.
As of December 31, 2024, 3M owned 19.9% of Solventum Corporation common stock which ownership interest's fair value was $2.3 billion. As previously disclosed, 3M intends to divest its ownership in Solventum within five years from its April 2024 spin-off.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding at December 31, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio , including scheduled maturities in the next 12 months as referenced in Note 14. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, negative outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch.
The Company’s total debt associated with continuing operations at December 31, 2024 decreased when compared to December 31, 2023 as a result of $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Amounts borrowed by Solventum during the first quarter of 2024 were a liability associated with discontinued operations and, as transferred obligations, became the sole responsibility of Solventum after the April 1, 2024 Separation, as discussed in Note 14. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.

Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of December 31, 2024, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 14.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at December 31, 2024. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2024, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $0.5 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at December 31, 2024. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: At December 31, 2024, 3M had $7.7 billion of cash, cash equivalents and marketable securities, of which approximately $3.5 billion was held by the Company’s foreign subsidiaries and approximately $4.2 billion was held in the United States. These balances are invested in bank instruments and other high quality securities. At December 31, 2023, 3M had $5.8 billion of cash, cash equivalents and marketable securities, of which approximately $3.1 billion was held by the Company’s foreign subsidiaries and $2.7 billion was held by the United States. The increase from December 31, 2023 was driven by $8.4 billion in proceeds from debt (primarily related to Solventum's issuance of debt prior to the Separation as discussed in Note 14) partially offset by approximately $4.6 billion in payments associated with PFAS-related other environmental liabilities and the CAE legal settlement (both discussed in Note 19 - note also the "Material Cash Requirements from Known Contractual and Other Obligations" section further below) and debt maturities.
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of December 31, 2024 and December 31, 2023.

(Millions)	December 31, 2024	December 31, 2023	Change
Total debt	$13,044	$16,035	$(2,991)
Less: Cash, cash equivalents and marketable securities	7,744	5,805	1,939
Net debt (non-GAAP measure)	$5,300	$10,230	$(4,930)
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
Working capital (non-GAAP measure):

(Millions)	December 31, 2024	December 31, 2023	Change
Current assets	$15,884	$16,379	$(495)
Less: Current liabilities	11,256	15,297	(4,041)
Working capital (non-GAAP measure)	$4,628	$1,082	$3,546
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

Working capital increased $3.5 billion compared with December 31, 2023 primarily driven by lower balances of current liabilities principally of discontinued operations, short-term borrowings and current portions of long-term debt, and current liabilities relating to the PWS settlement (discussed in Note 19).
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
In 2024, cash flows provided by operating activities decreased $4.9 billion compared to the same period last year, primarily driven by approximately $4.6 billion in payments associated with PFAS-related other environmental liabilities and the CAE legal settlement (both discussed in Note 19). The 2023 pre-tax charges of $10.5 billion related to the PWS Settlement and of $4.3 billion (inclusive of imputed interest) related to the CAE Settlement largely impacted the net income component within the Consolidated Statements of Cash Flows, with offsets in the other-net and deferred tax elements.
Cash Flows from Investing Activities:
Investments in property, plant and equipment (PP&E) enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $1.2 billion on PP&E in 2024. The Company expects 2025 capital spending to be approximately $1.1 billion as 3M continues to invest in growth, productivity and sustainability.
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
Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Refer to Note 13 for more details about 3M’s diversified marketable securities portfolio.
Cash Flows from Financing Activities:
2024 Debt Activity:
Debt cash flow activity includes proceeds from Solventum's issuance of $8.4 billion in aggregate principal amount of debt in the first quarter of 2024 partially offset by $2.9 billion in debt maturities, consisting of $1.1 billion of medium-term notes and $1.8 billion repayment of commercial paper borrowings. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had no commercial paper outstanding at December 31, 2024, compared to $1.8 billion commercial paper outstanding as of December 31, 2023. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 14 for more detail regarding debt.
2023 Debt Activity:
Debt cash flow activity included maturities of $1.8 billion of fixed-rate notes offset by net issuances of commercial paper of $1.8 billion (issuance and subsequent repayments/reissuances). The gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)".
Repurchases of Common Stock:
Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In 2024, the Company purchased $1.8 billion of its own stock. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 5. The Company does not utilize derivative instruments linked to the Company’s stock.
Dividends Paid to Shareholders:
3M has paid dividends since 1916. Cash dividends declared and paid totaled $1.51 per share for the first quarter of 2024; $0.70 per share for each of the second, third, and fourth quarters of 2024; and $1.50 per share for each quarter in 2023. In February 2025, 3M's Board of Directors declared a first-quarter 2025 dividend of $0.73 per share, an increase of 4 percent.

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
Material Cash Requirements from Known Contractual and Other Obligations: 3M’s material cash requirements from known contractual and other obligations primarily relate to following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements:
•Tax obligations—Refer to Note 11.
•Debt—Refer to Note 14. Future cash payments for interest on long-term debt is approximately $5 billion.
•Commitments and contingencies—Refer to Note 19. In addition to other matters discussed therein, Note 19 references that the Company expects to pay up to $12.5 billion in the aggregate from 2023 through 2036 pursuant to the terms of the PWS Settlement and expects to pay up to $6.0 billion in the aggregate from 2023 to 2029 pursuant to the terms of the CAE Settlement. Through December 31, 2024, 3M has paid an aggregate amount of $5.0 billion relating to these settlements. Note 8 provides further information regarding amounts due under these settlements. See the settlement agreements that are included in the exhibit list to this filing for additional information.
•Operating and finance leases—Refer to Note 20.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 7A, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. Senior management oversees risk management and derivative activities, sets financial risk policies and objectives, and provides guidelines for derivative instrument utilization. Senior management also establishes procedures related to control and valuation, risk analysis, counterparty credit approval, and ongoing monitoring and reporting.
To quantify 3M’s primary market risk exposure, the Company performs a sensitivity analysis based on hypothetical changes in foreign currency spot exchange rates and interest rates as further described in the sections below. These hypothetical changes are not applied to cash equivalents, accounts receivable, and accounts payable due to their short-term nature, nor to available-for-sale marketable securities as unrealized and realized gains or losses thereon are historically not material.
Refer to Note 1. Significant Accounting Policies, Note 13. Marketable Securities, Note 14. Long-Term Debt and Short-Term Borrowings, Note 17. Derivatives and Note 18. Fair Value Measurements within Item 8 of this Form 10-K for additional discussion of foreign currency exchange, interest rates and financial instruments.

Foreign Currency Exchange Rates Risk: Foreign currency exchange rates and fluctuations in those rates may affect the Company’s net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. 3M is also exposed to the translation of foreign currency earnings to the U.S. Dollar. The Company may enter into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. 3M may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. In addition, 3M enters into foreign currency contracts that are not designated in hedging relationships to offset, in part, the impacts of changes in value of various non-functional currency denominated items including certain intercompany financing balances. As circumstances warrant, the Company also uses foreign exchange contracts and foreign currency denominated debt as hedging instruments to hedge portions of the Company’s net investments in foreign operations. At December 31, 2024 and December 31, 2023, an instantaneous 10% change in applicable foreign currency spot exchange rates would have increased/decreased the aggregate fair value carrying amount of foreign exchange forward and option contracts by up to approximately $24 million and by approximately $175 million, respectively. The similar impact on non-functional currency denominated debt used as hedging instruments would be approximately $182 million and $192 million, respectively, at December 31, 2024 and December 31, 2023.
Interest Rates Risk: The Company may be impacted by interest rate volatility with respect to existing debt and future debt issuances. 3M manages interest rate risk and expense using a mix of fixed and floating rate debt. In addition, the Company may enter into interest rate swaps that are designated and qualify as fair value hedges. At December 31, 2024 and December 31, 2023, an instantaneous 100 basis point change in applicable interest rates would increase/decrease the Company's pre-tax earnings by approximately $10 million and $13 million, respectively, on an annualized basis as it relates to 3M's floating-rate notes and interest rate swap agreements.
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
3M Company
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
3M Company

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of 3M Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of 3M Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PFAS-Related Legal Proceedings

As described in Note 19 to the consolidated financial statements, management records liabilities for legal proceedings in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, management records as an accrual in the Company’s financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. Management either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. As of December 31, 2024, the Company had recorded liabilities of $8.6 billion for other environmental liabilities, the majority of which relate to PFAS-related legal proceedings. These accruals represent management’s estimate of probable loss for PFAS-related matters and litigation. Management discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

The principal considerations for our determination that performing procedures relating to PFAS-related legal proceedings is a critical audit matter are (i) the significant judgment by management when determining the likelihood of a loss being incurred and when developing the estimated loss, or range of loss, for each PFAS-related claim; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures related to PFAS-related legal proceedings.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the liabilities related to PFAS-related legal proceedings, including controls over determining the likelihood of a loss and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, (i) understanding management’s process related to accounting and reporting for PFAS-related legal proceedings; (ii) evaluating existing accruals, including the determination of the net present value of the future settlement payments, by obtaining and inspecting executed settlement agreements; (iii) evaluating the status of significant known and potential litigation and settlement activity based on inquiry of internal legal counsel, as well as external legal counsel, when deemed necessary, (iv) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (v) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (vi) evaluating the sufficiency of the Company’s disclosures related to PFAS-related legal proceedings.

Tax-Free Determination of the Health Care Spin-Off and Certain Internal Business Separation Transactions

As described in Note 11 to the consolidated financial statements, on April 1, 2024 the Company completed the separation of its Health Care business through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation to Company stockholders. Management has determined that the spin-off and certain internal business separation transactions (the spin-off and certain internal business separation transactions referred to together as the “Transactions”) qualified as tax-free transactions under the applicable sections of the United States (U.S.) Internal Revenue Code. In making this determination, management applied U.S. federal tax law to relevant facts and circumstances and obtained a private letter ruling from the Internal Revenue Service, third party tax opinions, and other external tax advice related to the concluded tax treatment. The applicable facts and circumstances that existed at the time of the Transactions may be reviewed as part of an audit by the Internal Revenue Service. If the completed Transactions were later determined to fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods. The determination of the tax consequences of these Transactions required management to make judgments about the application of tax laws and regulations.

The principal considerations for our determination that performing procedures relating to the tax-free determination of the Health Care spin-off and certain internal business separation transactions is a critical audit matter are (i) the significant judgment by management in applying relevant tax laws and regulations in determining the tax-free treatment of the Transactions; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the tax-free determination of the Transactions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the tax-free treatment of the Transactions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in evaluating the information, including the private letter ruling from the Internal Revenue Service, third party opinions, U.S. federal tax law, written tax advice and analyses prepared internally and by external tax advisors, certain representations from management, and other relevant evidence used by management to support management’s judgments and determination that the Transactions qualified as tax-free, as well as the application of relevant tax laws and regulations.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 5, 2025
We have served as the Company’s auditor since 1975.

3M Company and Subsidiaries
Consolidated Statement of Income (Loss)
Years ended December 31

(Millions, except per share amounts)	2024	2023	2022
Net sales	$24,575	$24,610	$26,161

Operating expenses
Cost of sales	14,447	14,983	15,853
Selling, general and administrative expenses	4,221	19,198	7,232
Research, development and related expenses	1,085	1,154	1,160
Gain on business divestitures	—	(36)	(2,724)
Goodwill impairment expense	—	—	271
Total operating expenses	19,753	35,299	21,792
Operating income (loss)	4,822	(10,689)	4,369

Other expense (income), net	3	582	165

Income (loss) from continuing operations before income taxes	4,819	(11,271)	4,204
Provision (benefit) for income taxes	804	(2,867)	188
Income (loss) from continuing operations of consolidated group	4,015	(8,404)	4,016

Income (loss) from unconsolidated subsidiaries, net of taxes	9	18	11
Net income (loss) from continuing operations including noncontrolling interest	4,024	(8,386)	4,027

Less: Net income (loss) attributable to noncontrolling interest	15	16	14
Net income (loss) from continuing operations attributable to 3M	4,009	(8,402)	4,013

Net income (loss) from discontinued operations, net of taxes	164	1,407	1,764
Net income (loss) attributable to 3M	$4,173	$(6,995)	$5,777

Earnings (loss) per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	550.8	553.9	566.0
Earnings (loss) per share from continuing operations — basic	$7.28	$(15.17)	$7.09
Earnings (loss) per share from discontinued operations — basic	0.30	2.54	3.12
Earnings (loss) per share — basic	$7.58	$(12.63)	$10.21

Weighted average 3M common shares outstanding — diluted	552.4	553.9	567.6
Earnings (loss) per share from continuing operations — diluted	$7.26	$(15.17)	$7.07
Earnings (loss) per share from discontinued operations — diluted	0.29	2.54	3.11
Earnings (loss) per share — diluted	$7.55	$(12.63)	$10.18
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income (Loss)
Years ended December 31

(Millions)	2024	2023	2022
Net income (loss) attributable to 3M	$4,173	$(6,995)	$5,777
Net income (loss) attributable to noncontrolling interest	15	16	14
Net income (loss) including noncontrolling interest	4,188	(6,979)	5,791
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(512)	322	(893)
Defined benefit pension and postretirement plans adjustment	935	(380)	915
Cash flow hedging instruments	39	(47)	47
Total other comprehensive income (loss), net of tax	462	(105)	69
Comprehensive income (loss) including noncontrolling interest	4,650	(7,084)	5,860
Comprehensive (income) loss attributable to noncontrolling interest	(14)	(16)	(6)
Comprehensive income (loss) attributable to 3M	$4,636	$(7,100)	$5,854
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
At December 31

(Dollars in millions, except per share amount)	2024	2023
Assets
Current assets
Cash and cash equivalents	$5,600	$5,735
Marketable securities — current	2,128	50
Accounts receivable — net of allowances of $60 and $62	3,194	3,601
Inventories
Finished goods	1,849	1,842
Work in process	1,051	1,242
Raw materials and supplies	798	860
Total inventories	3,698	3,944
Prepaids	436	344
Other current assets	828	326
Current assets of discontinued operations	—	2,379
Total current assets	15,884	16,379
Property, plant and equipment	23,406	23,494
Less: Accumulated depreciation	(16,018)	(15,804)
Property, plant and equipment — net	7,388	7,690
Operating lease right of use assets	565	657
Goodwill	6,281	6,382
Intangible assets — net	1,210	1,323
Other assets	8,540	6,806
Non-current assets of discontinued operations	—	11,343
Total assets	$39,868	$50,580
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,919	$2,947
Accounts payable	2,660	2,776
Accrued payroll	712	695
Accrued income taxes	331	304
Operating lease liabilities — current	163	192
Other current liabilities	5,471	6,660
Current liabilities of discontinued operations	—	1,723
Total current liabilities	11,256	15,297
Long-term debt	11,125	13,088
Pension and postretirement benefits	1,813	2,156
Operating lease liabilities	405	464
Other liabilities	11,375	14,021
Non-current liabilities of discontinued operations	—	686
Total liabilities	35,974	45,712
Commitments and contingencies (Note 19)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - December 31, 2024: 539,470,303, December 31, 2023: 552,581,136
Additional paid-in capital	7,229	6,956
Retained earnings	36,797	37,479
Treasury stock, at cost:	(34,462)	(32,859)
Accumulated other comprehensive income (loss)	(5,731)	(6,778)
Total 3M Company shareholders’ equity	3,842	4,807
Noncontrolling interest	52	61
Total equity	3,894	4,868
Total liabilities and equity	$39,868	$50,580
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Changes in Equity
Years ended December 31

		3M Company Shareholders
(Dollars in millions, except per share amounts)	Total	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
Balance at December 31, 2021	$15,117	$6,438	$45,821	$(30,463)	$(6,750)	$71
Net income	5,791		5,777			14
Other comprehensive income (loss), net of tax	69				77	(8)
Dividends declared ($5.96 per share, Note 9)	(3,369)		(3,369)
Stock-based compensation	262	262
Reacquired stock	(1,464)			(1,464)
Dividend to noncontrolling interest	(29)					(29)
Split-off of Food Safety business	(1,988)			(1,988)
Issuances pursuant to stock options and benefit plans	381		(279)	660
Balance at December 31, 2022	14,770	6,700	47,950	(33,255)	(6,673)	48
Net income (loss)	(6,979)		(6,995)			16
Other comprehensive income (loss), net of tax	(105)				(105)	—
Dividends declared ($6.00 per share, Note 9)	(3,311)		(3,311)
Stock-based compensation	265	265
Reacquired stock	(33)			(33)
Dividend to noncontrolling interest	(3)					(3)
Issuances pursuant to stock options and benefit plans	264		(165)	429
Balance at December 31, 2023	4,868	6,965	37,479	(32,859)	(6,778)	61
Net income	4,188		4,173			15
Other comprehensive income (loss), net of tax	462				463	(1)
Solventum spin-off	(2,167)		(2,751)		584
Dividends declared ($3.61 per share, Note 9)	(1,982)		(1,982)
Stock-based compensation	273	273
Reacquired stock	(1,817)			(1,817)
Dividend to noncontrolling interest	(23)					(23)
Issuances pursuant to stock options and benefit plans	92		(122)	214
Balance at December 31, 2024	$3,894	$7,238	$36,797	$(34,462)	$(5,731)	$52

Supplemental share information	2024	2023	2022
Treasury stock
Beginning balance	391,451,920	394,787,951	372,187,578
Reacquired stock	14,954,620	290,379	10,865,635
Split-off of Food Safety business	—	—	15,989,536
Issuances pursuant to stock options and benefit plans	(1,843,787)	(3,626,410)	(4,254,798)
Ending balance	404,562,753	391,451,920	394,787,951
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
Years ended December 31

(Millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss) including noncontrolling interest	$4,188	$(6,979)	$5,791
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	1,363	1,987	1,831
Long-lived and indefinite-lived asset impairment expense	—	—	618
Goodwill impairment expense	—	—	271
Company pension and postretirement contributions	(154)	(152)	(158)
Company pension and postretirement expense	1,035	145	178
Stock-based compensation expense	289	274	263
Gain on business divestitures	—	(36)	(2,724)
Deferred income taxes	321	(3,855)	(663)
Changes in assets and liabilities
Accounts receivable	114	(170)	(105)
Inventories	41	567	(629)
Accounts payable	46	138	111
Accrued income taxes (current and long-term)	(272)	(218)	(47)
Other — net	(5,152)	14,979	854
Net cash provided by (used in) operating activities	1,819	6,680	5,591

Cash Flows from Investing Activities
Purchases of property, plant and equipment (PP&E)	(1,181)	(1,615)	(1,749)
Proceeds from sale of PP&E and other assets	61	119	200
Purchases of marketable securities and investments	(4,153)	(1,466)	(1,250)
Proceeds from maturities and sale of marketable securities and investments	2,074	1,660	1,261
Proceeds from sale of businesses, net of cash sold	—	60	13
Cash payment from Food Safety business split-off, net of divested cash	—	—	478
Other — net	(7)	35	1
Net cash provided by (used in) investing activities	(3,206)	(1,207)	(1,046)

Cash Flows from Financing Activities
Change in short-term debt — net	(205)	205	340
Repayment of debt (maturities greater than 90 days)	(2,656)	(3,086)	(1,179)
Proceeds from debt (maturities greater than 90 days)	8,367	2,835	1
Purchases of treasury stock	(1,801)	(33)	(1,464)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	92	264	381
Dividends paid to shareholders	(1,982)	(3,311)	(3,369)
Cash transferred to Solventum related to separation, net	(621)	—	—
Other — net	(96)	(21)	(60)
Net cash provided by (used in) financing activities	1,098	(3,147)	(5,350)

Effect of exchange rate changes on cash and cash equivalents	(44)	(48)	(104)

Net increase (decrease) in cash and cash equivalents	(333)	2,278	(909)
Cash and cash equivalents at beginning of year	5,933	3,655	4,564
Cash and cash equivalents at end of period	$5,600	$5,933	$3,655
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
•3M made certain changes to the composition of segment information reviewed by 3M's chief operating decision maker (CODM) effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024 as further described in Note 22. To the extent these changes impacted 3M's disclosed disaggregated revenue information, data in Note 3 has also been updated.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with maturities of three months or less when acquired.
Investments: 3M invests in marketable and equity securities. Marketable securities include available-for-sale debt securities and are recorded at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. The classification of marketable securities as current or non-current is based on the availability for use in current operations. 3M accounts for its ownership interest in Solventum as an equity investment with a readily determinable fair value. All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. 3M utilizes the measurement alternative for equity investments that do not have readily determinable fair values and measures these investments at cost less impairment plus or minus observable price changes in orderly transactions. The balances associated with equity securities are disclosed in Note 8.
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

Property, Plant and Equipment (PPE) and Definite-Lived Intangible Assets: Property, plant and equipment, including capitalized interest and internal direct engineering costs, are recorded at cost. The Company capitalizes direct costs of services used in the development of, and external software acquired for use as, internal-use software. These software amounts are reported as a component of machinery and equipment within PPE. Depreciation of PPE generally is computed using the straight-line method. Refer to Note 8 for depreciable life and additional details on PPE. Internal-use software elements of PPE are depreciated over a period of three to seven years. 3M records capital-related government grants earned as reductions to the cost of PPE and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of statement of cash flows.
Definite lived intangible asset types include customer related, patents, other technology-based, tradenames and other intangible assets acquired from an independent party. These assets are amortized on a on a systematic and rational basis (generally straight-line) that is representative of the asset's use. Refer to Note 5 for amortizable life and additional details on intangible assets. Costs related to internally developed intangible assets, such as patents, are expensed as incurred, within “Research, development and related expenses”.
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
Conditional Asset Retirement Obligations: A liability is initially recorded at fair value for an asset retirement obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Over time the liabilities are accreted for the change in their present value and the initial capitalized costs are depreciated over the remaining useful lives of the related assets. The asset retirement obligation liability was $195 million and $181 million at December 31, 2024 and 2023, respectively. 3M cannot reasonably estimate the fair value of certain conditional asset retirement obligations based on the nature of particular conditions and outcome of commercial activity.
Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets (namely certain tradenames), are not amortized and are assessed for impairment annually (fourth quarter and third quarter, respectively) and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting unit level, which at 3M, primarily corresponds to a division. An impairment loss is recognized when the carrying value of the reporting unit’s net assets exceeds its estimated fair value. The estimated fair value of a reporting unit is determined based on a market approach using comparable company information such as EBITDA (earnings before interest, taxes, depreciation and amortization) multiples or, in some cases, based on a discounted cash flow analysis. An impairment loss is recognized for an indefinite-lived intangible asset when its fair value (generally determined on a discounted cash flow basis) is less than its carrying value.
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
Advertising and Merchandising: These costs are charged to operations in the period incurred, and totaled $216 million, $201 million and $272 million in 2024, 2023 and 2022, respectively.
Research, Development and Related Expenses: These costs are charged to operations in the period incurred and are shown on a separate line of the Consolidated Statement of Income. Research, development and related expenses totaled $1.1 billion, $1.2 billion and $1.2 billion in 2024, 2023 and 2022, respectively. Research and development expenses, covering basic scientific research and the application of scientific advances in the development of new and improved products and their uses, totaled $0.7 billion, $0.7 billion and $0.8 billion in 2024, 2023 and 2022, respectively. Related expenses primarily include technical support; internally developed patent costs, which include costs and fees incurred to prepare, file, secure and maintain patents; amortization of externally acquired patents and externally acquired in-process research and development; and gains/losses associated with certain corporate approved investments in R&D-related ventures.
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
Derivatives and Hedging Activities: All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded on the balance sheet at fair value. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with U.S. generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives. See Note 17 for more information on the Company's derivative instruments and hedging programs.

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

New Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU primarily requires incremental disclosures of disaggregated expense information about a Company's reportable segments. 3M adopted this ASU for the year-end December 31, 2024, and applied it retrospectively to all prior periods presented (see Note 22).
The table below provides summaries of applicable new accounting pronouncements issued, but not yet adopted by 3M.

Standards Issued and Not Yet Adopted
Standard	Relevant Description	Effective Date for 3M	Impact and Other Matters
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Issued in December 2023. Requires disaggregated information about a Company's effective tax rate reconciliation as well as information on income taxes paid.	Year-end December 31, 2025	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Issued in November 2024. Requires new disclosures providing further detail of a company's income statement expense line items.	Year-end December 31, 2027	As this ASU relates to disclosures only, there will be no impact to 3M’s consolidated results of operations and financial condition.
NOTE 2. Discontinued Operations
On April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. The spin-off transaction was intended to be tax-free for U.S. federal income tax purposes. To reflect the completion of the spin, 3M recorded a decrease in shareholders equity for the net book value of applicable assets and liabilities included in the Separation, net of the book value of 3M's retained ownership. As a result of the Separation, Solventum became an independent public company and 3M no longer consolidates Solventum into 3M’s financial results. In connection with the Separation, the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations. Following the Separation, as 3M no longer controls or has the ability to exert significant influence over Solventum, 3M measures, at fair value on a recurring basis, its retained ownership interest in Solventum common stock (see additional information in Note 7). 3M intends to divest its ownership in Solventum within five years from its April 2024 spin-off.
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
3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in Note 22 relative to "Corporate and Unallocated" (recorded as net sales and associated costs) and "Other" (recorded as a direct offset to associated costs within selling, general and administrative expenses), respectively. Solventum transition agreement income for 2024 included in "Other" was approximately $50 million (approximately $0.6 billion gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements described above were approximately $0.4 billion and $0.2 billion, respectively, as of December 31, 2024.

Information regarding net income (loss) from discontinued operations, net of taxes includes the following:

Net Income (Loss) from Discontinued Operations, Net of Taxes (millions)	2024	2023	2022
Net sales	$1,987	$8,071	$8,068
Cost of sales	844	3,494	3,379
Other operating expenses	837	3,016	2,519
Other expense (income), net	44	(22)	(18)
Income (loss) from discontinued operations before income taxes	262	1,583	2,188
Provision for income taxes	98	176	424
Net income (loss) from discontinued operations, net of taxes	$164	$1,407	$1,764
Major classes of assets and liabilities of discontinued operations include the following:

Assets and Liabilities of Discontinued Operations (millions)	December 31, 2023
Assets
Cash and cash equivalents	$198
Marketable securities — current	3
Accounts receivable — net	1,149
Inventories	878
Other current assets	151
Current assets of discontinued operations	2,379
Property, plant and equipment — net	1,469
Operating lease right of use assets	102
Goodwill	6,545
Intangible assets — net	2,903
Other assets	324
Non-current assets of discontinued operations	$11,343
Liabilities
Accounts payable	$469
Accrued payroll	209
Accrued income taxes	61
Operating lease liabilities — current	33
Other current liabilities	951
Current liabilities of discontinued operations	1,723
Pension and postretirement benefits	315
Operating lease liabilities	70
Other liabilities	301
Non-current liabilities of discontinued operations	$686
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

Selected Cash Flow Information from Discontinued Operations (millions)	2024	2023	2022
Depreciation and amortization	$139	$554	$577
Purchases of property, plant and equipment (PP&E)	77	227	272

NOTE 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

Net Sales (millions)	2024	2023	2022
Abrasives	$1,295	$1,327	$1,343
Automotive Aftermarket	1,235	1,237	1,209
Electrical Markets	1,298	1,285	1,304
Industrial Adhesives and Tapes	2,104	2,051	2,220
Industrial Specialties Division	1,137	1,180	1,296
Personal Safety	3,371	3,382	3,777
Roofing Granules	521	494	455
Total Safety and Industrial Business Segment	10,961	10,956	11,604

Advanced Materials	969	1,167	1,205
Automotive and Aerospace	1,912	1,925	1,754
Commercial Branding and Transportation	2,528	2,546	2,584
Electronics	2,971	2,863	3,359
Total Transportation and Electronics Business Segment	8,380	8,501	8,902

Consumer Safety and Well-Being	1,080	1,096	1,205
Home and Auto Care	1,191	1,260	1,300
Home Improvement	1,486	1,448	1,496
Packaging and Expression	1,174	1,222	1,291
Total Consumer Business Segment	4,931	5,026	5,292

Corporate and Unallocated	271	90	82
Other	32	37	281
Total Company	$24,575	$24,610	$26,161

Net Sales by Geographic Area (millions)	2024	2023	2022
Americas	$13,405	$13,268	$13,395
Asia Pacific	6,994	7,068	8,453
Europe, Middle East and Africa	4,176	4,274	4,313
Worldwide	$24,575	$24,610	$26,161
Americas included United States net sales to customers of $10.8 billion, $10.6 billion and $10.7 billion in 2024, 2023 and 2022, respectively. Asia Pacific included China/Hong Kong net sales to customers of $2.8 billion, $2.6 billion and $3.2 billion in 2024, 2023 and 2022, respectively.
NOTE 4. Divestitures
2024 Divestitures: On April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. See Note 2 for additional detail, including information regarding reporting the historical net income of Solventum and applicable assets and liabilities included in the Separation in 3M's consolidated financial statements as discontinued operations.
2023 Divestitures: In August 2023, 3M completed the sale of assets associated with its dental local anesthetic business (formerly part of the "Other" category of Corporate and Unallocated and Other) to Pierrel S.p.A. for approximately $60 million in cash. The dental local anesthetic business had annual sales of approximately $30 million. The gain on this transaction, net of a loss associated with a previous contingent indemnification obligation from a 2020 divestiture, resulted in a 2023 net pre-tax gain of $36 million.
The dental local anesthetic business was part of the former Health Care business segment. Because this anesthetic business was divested prior to the separation of Solventum, its operations are not reflected as discontinued operations and instead are reflected herein as part of "Other" for all applicable periods presented as discussed in Note 22.

2022 Divestitures: In March 2022, 3M completed the sale of its floor products business in Western Europe, formerly part of the Consumer business, for immaterial proceeds that approximated the business's book value.
In September 2022, 3M completed the split-off and combination of its Food Safety Division business (formerly part of the "Other" category of Corporate and Unallocated and Other) with Neogen Corporation in a transaction that involved a Reverse Morris Trust structure intended to make the split-off tax-efficient to 3 M and 3M's shareholders for U.S. federal income tax purposes. As a result of the transaction, 3M reflected a pre-tax gain of $2.7 billion based on aggregate consideration of $2.8 billion. Under the terms of the underlying agreements, aggregate consideration included 3M shares exchanged and $1.0 billion ($828 million after closing and other adjustments) funded from debt that became obligations of Neogen. The cash and non-cash consideration components are further described below.
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
The Food Safety Division was part of the former Health Care business segment. Because the Food Safety Division was divested prior to the separation of Solventum, its operations are not reflected as discontinued operations and instead are reflected herein as part of "Other" for all applicable periods presented as discussed in Note 22. Neogen and 3M entered into certain limited-term agreements related to post-divestiture transition supply, manufacturing and services and into certain longer-term commercial supply and distributor arrangements.
NOTE 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Unallocated and Other	Total Company
Balance as of December 31, 2022	$4,509	$1,501	$265	$62	$6,337
Divestiture activity	—	—	—	(4)	(4)
Translation and other	33	11	5	—	49
Balance as of December 31, 2023	4,542	1,512	270	58	6,382
Translation and other	(73)	(16)	(12)	—	(101)
Balance as of December 31, 2024	$4,469	$1,496	$258	$58	$6,281
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of December 31, 2024, the Company's accumulated goodwill impairment loss is $0.3 billion.
The Company completed its annual goodwill impairment test in the fourth quarter of 2024 for all reporting units and determined that no impairment existed.
As discussed in Note 18, in December 2022, as a result of 3M's commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a goodwill impairment charge of $0.3 billion related to the Advanced Materials reporting unit (within the Transportation and Electronics business) resulting in no remaining goodwill for that reporting unit.

Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

	December 31,
(Millions)	2024	2023
Customer related (original lives largely 11 to 19 years)	$1,319	$1,337
Patents (original lives largely 9 to 13 years)	207	225
Other technology-based (original lives largely 6 to 20 years)	371	375
Definite-lived tradenames (original lives largely 6 to 20 years)	487	489
Other (original lives largely 10 years)	47	48
Total gross carrying amount	2,431	2,474

Accumulated amortization — customer related	(935)	(883)
Accumulated amortization — patents	(207)	(224)
Accumulated amortization — other technology-based	(328)	(317)
Accumulated amortization — definite-lived tradenames	(300)	(276)
Accumulated amortization — other	(30)	(31)
Total accumulated amortization	(1,800)	(1,731)

Total finite-lived intangible assets — net	631	743

Indefinite lived intangible assets (primarily tradenames)	579	580
Total intangible assets — net	$1,210	$1,323
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
As discussed in Note 18, in December 2022, as a result of 3M's commitment to a plan to exit per- and polyfluoroalkyl substance (PFAS) manufacturing, 3M recorded a charge in the fourth quarter of 2022 related to impairment of long-lived assets and an immaterial charge related to impairment of indefinite-lived assets.
Amortization expense follows:

	Year ended December 31,
(Millions)	2024	2023	2022
Amortization expense	$108	$127	$125
Expected amortization expense for acquired amortizable intangible assets recorded as of December 31, 2024 follows:

(Millions)	2025	2026	2027	2028	2029	After 2029
Amortization expense	$104	$103	$85	$59	$57	$223
3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 6. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: In 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected (as updated to exclude discontinued operations) to impact approximately 8,000 positions worldwide with an expected pre-tax charge of $700 million to $800 million over that period. During 2023, management approved and committed to undertake associated actions resulting in a 2023 pre-tax charge of $415 million. During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 1,100 positions and other actions resulting in a pre-tax charge of $187 million. Since its beginning in 2023 through committed 2024 actions, this initiative has impacted approximately 6,800 positions worldwide. Remaining activities related to the restructuring actions approved and committed through 2024 under this initiative are expected to be completed in 2025. 3M expects to commit to further actions under this initiative.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

(Millions)	2024	2023
Cost of sales	$30	$89
Selling, general and administrative expenses	142	295
Research, development and related expenses	15	31
Total operating income impact	$187	$415
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	2024			2023
(Millions)	Employee Related	Asset-Related and Other	Total	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$72	$15	$87	$89	$—	$89
Transportation and Electronics	36	9	45	62	—	62
Consumer	22	13	35	26	—	26
Corporate and unallocated	6	14	20	171	67	238
Total operating expense	$136	$51	$187	$348	$67	$415
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-Related	Asset-Related and Other	Total
Expense incurred in 2023	$348	$67	$415
Non-cash changes	—	(67)	(67)
Adjustments	(10)	—	(10)
Cash payments	(239)	—	(239)
Accrued restructuring action balance as of December 31, 2023	99	—	99
Incremental expense (benefit) incurred in 2024	136	51	187
Non-cash changes	—	(51)	(51)
Adjustments	6	—	6
Cash payments	(161)	—	(161)
Accrued restructuring action balance as of December 31, 2024	$80	$—	$80

2023 to 2025 PFAS Exit Actions: As further discussed in Note 19, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025. In 2023, 3M management approved and committed to undertake certain related workforce actions resulting in a pre-tax charge of $64 million primarily impacting cost of sales. During 2024, management approved and committed to undertake additional related workforce actions impacting approximately 650 positions resulting in a pre-tax charge of $66 million primarily impacting cost of sales. These charges are reflected within the Transportation and Electronics business segment. Related cash payments and adjustments to the accrued liability in 2023 were not material. This initiative, beginning in 2023 through committed 2024 actions, has impacted approximately 1,200 positions worldwide. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

(Millions)	Employee-Related
Accrued restructuring action balance as of December 31, 2023	$60
Expense incurred in 2024	66
Non-cash changes	—
Adjustments	(5)
Cash payments	(35)
Accrued restructuring action balance as of December 31, 2024	$86
2020 through 2022 Operational/Marketing Capability Restructuring Actions: In 2020, 3M announced it would undertake certain actions to further enhance its operations and marketing capabilities to take advantage of certain global market trends while de-prioritizing investments in slower-growth end markets. The initiative began in 2020 and ended with actions in 2022. In 2022, management approved and committed to undertake the remaining actions under this initiative resulting in a pre-tax charge of $16 million. The accrued restructuring action balance was $72 million at December 31, 2021 and was completed in 2022.
2022 Divestiture-Related Restructuring Actions: During 2022, following the Food Safety Division split-off transaction and combination with Neogen (see Note 4), management approved and committed to undertake certain restructuring actions addressing corporate functional costs across 3M in relation to the magnitude of amounts previously allocated to the divested business. The accrued restructuring action balance was $10 million at December 31, 2022 and was completed in 2023. These actions affected approximately 850 positions worldwide and resulted in a 2022 pre-tax charge of $41 million primarily impacting selling, general and administrative expenses within Corporate and Unallocated.
NOTE 7. Supplemental Income (Loss) Statement Information
Other expense (income), net consists of the following:

(Millions)	2024	2023	2022
Interest expense	$1,191	$941	$462
Interest income	(452)	(250)	(65)
Pension and postretirement net periodic benefit cost (benefit)	828	(109)	(232)
Solventum ownership - change in value	(1,564)	—	—
Total	$3	$582	$165
Interest expense includes $472 million, $565 million and $462 million in 2024, 2023 and 2022, respectively, related to outstanding debt. Beginning in 2023, interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 19).
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. The non-service cost component above for the 2024 was impacted by a $0.8 billion pension settlement charge. Refer to Note 15 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). At December 31, 2024, the balance of net unrealized gain on this investment is $1.6 billion.

NOTE 8. Supplemental Balance Sheet Information
Additional supplemental balance sheet information is provided in the table that follows.

(Millions)	2024	2023
Other current assets
Derivative assets-current	$64	$73
Insurance related (receivables, prepaid expenses and other)	78	109
Other	686	144
Total other current assets	$828	$326

Property, plant and equipment - at cost
Land	$200	$215
Buildings and leasehold improvements (original lives 10 to 40 years)	7,432	7,031
Machinery and equipment (original lives 3 to 15 years)	14,780	14,716
Construction in progress	994	1,532
Gross property, plant and equipment	23,406	23,494
Accumulated depreciation	(16,018)	(15,804)
Property, plant and equipment - net	$7,388	$7,690

Other assets
Deferred income taxes	$4,146	$4,779
Prepaid pension and post retirement	1,243	1,239
Insurance related receivables and other	31	33
Cash surrender value of life insurance policies	257	270
Equity method investments	75	73
Equity and other investments	2,430	137
Other	358	275
Total other assets	$8,540	$6,806

Other current liabilities
Accrued rebates	$607	$593
Deferred revenue	15	23
Derivative liabilities	19	34
Employee benefits and withholdings	181	232
Contingent liability claims and other	3,518	4,786
Property, sales-related and other taxes	184	154
Pension and postretirement benefits	75	71
Other	872	767
Total other current liabilities	$5,471	$6,660

Other liabilities
Long term income taxes payable	$605	$832
Employee benefits	322	322
Contingent liability claims and other	9,648	12,135
Finance lease obligations	47	60
Deferred income taxes	354	315
Other	399	357
Total other liabilities	$11,375	$14,021
As of December 31, 2024, contingent liability claims and other (within other current liabilities) includes $2.0 billion and $1.3 billion, respectively, and contingent liability claims and other (within other liabilities) includes $6.6 billion and $2.4 billion, respectively of amounts for other environmental liabilities (which includes the PWS Settlement) and for Combat Arms Earplugs (which includes the CAE Settlement). Refer to Note 19 for additional information.
As of December 31, 2023, contingent liability claims and other (within other current liabilities) includes $3.0 billion and $1.5 billion, respectively, and contingent liability claims and other (within other liabilities) includes $8.0 billion and $3.5 billion, respectively of amounts for other environmental liabilities and for Combat Arms Earplugs, as similarly described above. Refer to Note 19 for additional information.

NOTE 9. Supplemental Equity and Comprehensive Income (Loss) Information
Common stock ($.01 par value per share) of 3 billion shares is authorized, with 944,033,056 shares issued as of December 31, 2024, 2023 and 2022. Preferred stock, without par value, of 10 million shares is authorized but unissued.
Cash dividends declared and paid totaled $1.51 per share for the first quarter of 2024 and $0.70 per share for each of the second, third, and fourth quarters of 2024. Cash dividends declared and paid totaled $1.50 and $1.49 per share for each quarter in 2023 and 2022, respectively. Full year declared and paid dividends total $3.61, $6.00, and $5.96 per share for 2024, 2023 and 2022, respectively.
The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for the year ended December 31, 2024 and 2023:

(Millions)	Cumulative Translation Adjustment	Defined Benefit Pension and Postretirement Plans Adjustment	Cash Flow Hedging Instruments, Unrealized Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021, net of tax:	$(1,943)	$(4,753)	$(54)	$(6,750)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(850)	866	159	175
Amounts reclassified out	—	458	(98)	360
Total other comprehensive income (loss), before tax	(850)	1,324	61	535
Tax effect[2]	(35)	(409)	(14)	(458)
Total other comprehensive income (loss), net of tax	(885)	915	47	77
Balance at December 31, 2022, net of tax:	(2,828)	(3,838)	(7)	(6,673)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	277	(763)	81	(405)
Amounts reclassified out	54	252	(143)	163
Total other comprehensive income (loss), before tax	331	(511)	(62)	(242)
Tax effect[2]	(9)	131	15	137
Total other comprehensive income (loss), net of tax	322	(380)	(47)	(105)
Balance at December 31, 2023, net of tax:	(2,506)	(4,218)	(54)	(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(563)	123	128	(312)
Amounts reclassified out	38	1,127	(78)	1,087
Total other comprehensive income (loss), before tax	(525)	1,250	50	775
Tax effect[2]	14	(315)	(11)	(312)
Total other comprehensive income (loss), net of tax	(511)	935	39	463
Solventum spin-off	64	520	—	584
Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
2 Includes tax expense (benefit) reclassified out of AOCI related to the following:

(millions)	2024	2023	2022
Cumulative Translation Adjustment	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(268)	(60)	(108)
Cash flow hedging instruments, unrealized gain/loss	18	33	23
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
Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income (loss) include:
•Cumulative translation adjustment: amounts were reclassified into selling, general and administrative expense. In 2023 and 2024, this was associated with country exits as part of streamlining 3M’s geographic footprint (see Note 6). In 2023, this was also associated with the Russia exit (see Note 18).
•Defined benefit pension and postretirement plan adjustments: amounts were reclassified into other (expense) income, net (see Note 15).
•Cash flow hedging instruments, unrealized gain (loss): foreign currency forward/option contacts amounts were reclassified into cost of sales; interest rate contract amounts were reclassified into interest expense (see Note 17).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

NOTE 10. Supplemental Cash Flow Information
The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations.

(Millions)	2024	2023	2022
Cash income tax payments, net of refunds	$852	$1,384	$1,320
Cash interest payments	505	520	440
Cash interest payments include interest paid on debt and finance lease balances. Cash interest payments exclude cash paid for early debt extinguishment and imputed interest for amounts due under the PWS Settlement and CAE Settlement (discussed in Note 19).
Individual amounts in the Consolidated Statement of Cash Flows exclude the impacts of acquisitions, divestitures and exchange rate impacts, which are presented separately.
NOTE 11. Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following:

(Millions)	2024	2023	2022
United States	$2,300	$(13,272)	$2,173
International	2,519	2,001	2,031
Total	$4,819	$(11,271)	$4,204
Provision (benefit) for income taxes consisted of the following:

(Millions)	2024	2023	2022
Currently payable
Federal	$(75)	$302	$295
State	(6)	38	55
International	583	494	503
Deferred
Federal	328	(3,084)	(593)
State	1	(495)	(76)
International	(27)	(122)	4
Total	$804	$(2,867)	$188

Components of deferred tax assets and (liabilities) are comprised of the following:

(Millions)	2024	2023
Deferred tax assets:
Employee benefit costs	$241	$202
Product and other claims	3,154	3,977
Investments	333	—
Miscellaneous accruals	143	116
Stock-based compensation	267	249
Advanced payments	14	76
Net operating/capital loss/tax credit carryforwards	130	91
Foreign tax credits	143	117
Research and experimentation capitalization	720	595
Lease liabilities	150	176
Intangible amortization	104	99
Other	56	55
Gross deferred tax assets	5,455	5,753
Valuation allowance	(1,061)	(689)
Total deferred tax assets	4,394	5,064

Deferred tax liabilities:
Accelerated depreciation	(263)	(422)
Right-of-use asset	(151)	(178)
Other	(188)	—
Total deferred tax liabilities	(602)	(600)

Net deferred tax assets	$3,792	$4,464
As displayed in the table above, as of December 31, 2024, the Company has provided $1,061 million of valuation allowance against certain of these deferred tax assets, including the difference in basis of the retained ownership interest in Solventum, based on management’s determination that it is more-likely-than-not that the tax benefits related to these assets will not be realized.
The net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. See Note 8 “Supplemental Balance Sheet Information” for further details.
As of December 31, 2024, the Company had tax effected operating losses, capital losses, and tax credit carryovers for federal (approximately $153 million), state (approximately $68 million), and international (approximately $52 million), with all amounts before limitation impacts and valuation allowances. Federal tax attribute carryovers will expire after 5 years to 20 years, the state after 5 years to an indefinite carryover period, and the international after 1 year to an indefinite carryover period.
A reconciliation of the U.S. federal statutory income tax rate to 3M's worldwide effective income tax rate is provided below:
Note: A positive rate reconciliation percent for the year ended 2023 is a tax benefit on a pretax loss.

	2024	2023	2022
Statutory U.S. tax rate	21.0%	21.0%	21.0%
Food Safety divestiture	—	—	(12.8)
State income taxes - net of federal benefit	0.6	3.2	(0.5)
International income taxes - net[3]	2.1	0.6	(0.2)
Global Intangible Low Taxed Income (GILTI)	0.6	(0.3)	0.9
Foreign Derived Intangible Income (FDII)	(0.3)	0.6	(2.2)
U.S. research and development credit	(0.7)	0.4	(0.9)
Reserves for tax contingencies	0.6	(0.4)	(0.1)
Employee share-based payments	0.4	—	(0.3)
Change in valuation allowance on Solventum ownership	(7.7)	—	—
All other - net	0.1	0.3	(0.4)
Effective worldwide tax rate	16.7%	25.4%	4.5%
3 International income taxes includes tax expense associated with international earnings no longer considered permanently reinvested.

The effective tax rates for 2024, 2023, and 2022 were 16.7 percent on pre-tax income, 25.4 percent on pre-tax loss and 4.5 percent on pre-tax income, respectively. The primary factors that impacted 2024 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum offset by the effective tax rate on the PWS Settlement and the CAE Settlement (as discussed in Note 19), including 3M’s related decision in the fourth quarter of 2024 to defer certain deductions and accelerate income for tax purposes. The primary factors that impacted the 2023 rate were the charges related to the PWS Settlement and the CAE Settlement (as discussed in Note 19).
As described in Note 2, the Company completed the spin-off of its Health Care business through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation to 3M stockholders. The Company determined that the spin-off, and certain internal business separation transactions, qualified as tax-free transactions under the applicable sections of the United States Internal Revenue Code. In making this determination, management applied U.S. federal tax law to relevant facts and circumstances and obtained a private letter ruling from the Internal Revenue Service, third party tax opinions, and other external tax advice related to the concluded tax treatment. The applicable facts and circumstances that existed at the time of the transactions may be reviewed as part of an audit by the Internal Revenue Service. If the completed transactions were later determined to fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods. The determination of the tax consequences of these transactions required management to make judgments about the application of tax laws and regulations.
The 2017 Tax Cuts and Jobs Act (TCJA) involved a transition tax that is payable over eight years beginning in 2018. As of December 31, 2024, 3M reflected $211 million payable within one year associated with the transition tax and had no long term income taxes payable associated with the transition tax. As of December 31, 2023, 3M reflected $189 million and $218 million within one year associated with the transition tax and in long term income taxes payable, respectively.
The IRS completed its field examination of the Company’s U.S. federal income tax returns through 2018, but the years 2005 through 2018 have not closed as the Company is in the process of resolving issues identified during those examinations. Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years ended 2019 through 2022. In addition to the U.S. federal examination, there is also audit activity in several U.S. state and foreign jurisdictions where the Company is subject to ongoing tax examinations and governmental assessments, which could be impacted by evolving political environments in those jurisdictions. As of December 31, 2024, no taxing authority proposed significant adjustments to the Company’s tax positions for which the Company is not adequately reserved.
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
The Company recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (UTB) is as follows:

(Millions)	2024	2023	2022
Gross UTB Balance at January 1	$590	$632	$770

Additions based on tax positions related to the current year	13	11	114
Additions for tax positions of prior years	57	63	36
Reductions for tax positions of prior years	(16)	(42)	(132)
Settlements	(17)	(33)	(118)
Reductions due to lapse of applicable statute of limitations	(36)	(42)	(32)
Foreign currency translation	(17)	1	(6)

Gross UTB Balance at December 31	$574	$590	$632
The total amount of net UTB, if recognized, would affect the effective tax rate by $686 million as of December 31, 2024. The ending net UTB results from adjusting the gross balance for deferred items, interest and penalties, and deductible taxes. The net UTB is included as components of Other Assets, Accrued Income Taxes, and Other Liabilities within the Consolidated Balance Sheet.

The Company recognizes interest and penalties accrued related to UTB in tax expense. The Company recognized in the consolidated statement of income on a gross basis approximately $25 million of expense, $83 million of expense, and $2 million of benefit in 2024, 2023, and 2022, respectively. The amount of interest and penalties recognized may be an expense or benefit due to new or remeasured UTB accruals. At December 31, 2024, and December 31, 2023, accrued interest and penalties in the consolidated balance sheet on a gross basis were $207 million and $183 million, respectively.
As a result of certain employment commitments and capital investments made by 3M, income from certain foreign operations in the following countries is subject to reduced tax rates or, in some cases, is exempt from tax for years through the following: China (2025), Switzerland (2026), Brazil (2029) and Singapore (2032). The continuing income tax benefits attributable to the tax status of these subsidiaries are estimated to be $87 million (16 cents per diluted share) in 2024, $100 million (18 cents per diluted share) in 2023, and $142 million (25 cents per diluted share) in 2022.
In connection with the completion of the separation of Solventum in April 2024, 3M re-evaluated its global cash needs and certain unrepatriated earnings were no longer considered permanently reinvested, which resulted in a charge of approximately $100 million in the second quarter of 2024. Thereafter, 3M provides for income taxes associated with foreign earnings in certain subsidiaries that are not considered permanently reinvested. As of December 31, 2024, the Company has not provided deferred taxes on approximately $1.2 billion of undistributed earnings from non-U.S. subsidiaries which are indefinitely reinvested in operations. Because of the multiple avenues by which to repatriate the earnings to minimize tax cost, and because a large portion of these earnings are not liquid, it is not practical to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.
In 2021, the Organization for Economic Cooperation and Development (OECD) published Pillar Two Model Rules defining a global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Effective January 1, 2024, a number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal. Pillar Two did not have a significant impact on 3M's 2024 results.
NOTE 12. Earnings (Loss) Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans during the years 2024, 2023 and 2022 were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect (30.8 million average shares for 2024, 36.1 million average shares for 2023, and 30.3 million average shares for 2022). In periods of net losses, these anti-dilutive effects include all weighted average awards outstanding and weighted average shares outstanding is the same for the calculations of both basic and diluted loss per share. The computations for basic and diluted earnings per share follow:

(Amounts in millions, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss) from continuing operations attributable to 3M	$4,009	$(8,402)	$4,013
Net income (loss) from discontinued operations, net of taxes	164	1,407	1,764
Net income (loss) attributable to 3M	$4,173	$(6,995)	$5,777

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	550.8	553.9	566.0
Dilution associated with stock-based compensation plans	1.6	—	1.6
Denominator for weighted average 3M common shares outstanding – diluted	552.4	553.9	567.6

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$7.28	$(15.17)	$7.09
Earnings (loss) per share from discontinued operations — basic	0.30	2.54	3.12
Earnings (loss) per share — basic	$7.58	$(12.63)	$10.21

Earnings (loss) per share from continuing operations — diluted	$7.26	$(15.17)	$7.07
Earnings (loss) per share from discontinued operations — diluted	0.29	2.54	3.11
Earnings (loss) per share — diluted	$7.55	$(12.63)	$10.18

NOTE 13. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	December 31, 2024	December 31, 2023
Asset backed securities	$24	$—
Foreign corporate debt	31	—
U.S. government securities	138	—
Corporate debt securities	819	—
Commercial paper	658	—
Certificates of deposit/time deposits	185	46
U.S. treasury securities	269	—
U.S. municipal securities	4	4
Current marketable securities	2,128	50

U.S. municipal securities	16	20
Non-current marketable securities	16	20

Total marketable securities	$2,144	$70
At December 31, 2024 and December 31, 2023, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at December 31, 2024 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$2,070
Due after one year through five years	74
Due after five years through ten years	—
Total marketable securities	$2,144

NOTE 14. Long-Term Debt and Short-Term Borrowings
The following debt tables reflect effective interest rates, which include the impact of interest rate swaps, as of December 31, 2024. If the debt was issued on a combined basis, the debt has been separated to show the impact of the fixed versus floating effective interest rates. Carrying value includes the impact of debt issuance costs and fair value hedging activity. Long-term debt and short-term borrowings as of December 31 consisted of the following:
Long-Term Debt:

(Millions)	Currency/ Fixed vs. Floating	Effective Interest Rate	Final Maturity Date	Carrying Value
Description / 2024 Principal Amount				2024	2023
Medium-term note (repaid in 2024)	USD Fixed	—%	2024	—	300
Medium-term note (repaid in 2024)	USD Fixed	—%	2024	—	500
Medium-term note (repaid in 2024)	USD Floating	—%	2024	—	300
Registered note ($750 million)	USD Fixed	2.02%	2025	750	748
Registered note ($500 million)	USD Fixed	2.66%	2025	500	499
Medium-term note ($550 million)	USD Fixed	3.03%	2025	550	549
Medium-term note ($650 million)	USD Fixed	2.29%	2026	648	647
Medium-term note (€750 million)	EUR Fixed	1.53%	2026	778	821
Floating rate note ($19 million)	USD Floating	5.15%	2027	18	18
Medium-term note ($850 million)	USD Fixed	2.91%	2027	847	846
30-year debenture ($220 million)	USD Fixed	6.38%	2028	222	223
Floating rate note ($150 million)	USD Floating	7.93%	2028	133	131
Floating rate note ($150 million)	USD Floating	7.88%	2028	133	132
Floating rate note ($250 million)	USD Floating	7.22%	2028	218	216
Floating rate note ($150 million)	USD Floating	7.16%	2028	131	130
Floating rate note ($100 million)	USD Floating	7.25%	2028	87	86
Medium-term note ($600 million)	USD Fixed	3.65%	2028	599	598
Medium-term note ($800 million)	USD Fixed	3.39%	2029	798	798
Registered note ($1,000 million)	USD Fixed	2.41%	2029	992	991
Registered note ($600 million)	USD Fixed	3.08%	2030	597	597
Medium-term note (€500 million)	EUR Fixed	1.79%	2030	515	546
Medium-term note (€500 million)	EUR Fixed	1.52%	2031	518	549
30-year bond ($555 million)	USD Fixed	5.70%	2037	552	552
Floating rate note ($52 million)	USD Floating	5.20%	2040	52	52
Floating rate note ($95 million)	USD Floating	5.20%	2041	94	94
Medium-term note ($325 million)	USD Fixed	4.04%	2044	315	316
Floating rate note ($49 million)	USD Floating	5.25%	2044	49	53
Medium-term note ($500 million)	USD Fixed	3.31%	2046	478	479
Medium-term note ($500 million)	USD Fixed	3.69%	2047	493	493
Medium-term note ($650 million)	USD Fixed	4.09%	2048	638	639
Medium-term note ($500 million)	USD Fixed	3.95%	2048	506	504
Registered note ($500 million)	USD Fixed	3.36%	2049	486	486
Registered note ($350 million)	USD Fixed	3.75%	2050	346	346
Other borrowings	Various	0.06%	2025-2029	1	1
Total long-term debt				13,044	14,240
Less: current portion of long-term debt				1,919	1,152
Long-term debt (excluding current portion)				$11,125	$13,088
Post-Swap Borrowing (Long-Term Debt, Including Current Portion):

	2024		2023
(Millions)	Carrying Value	Effective Interest Rate	Carrying Value	Effective Interest Rate
Fixed-rate debt	$12,128	3.07%	$13,027	3.09%
Floating-rate debt	916	6.94%	1,213	6.88%
Total long-term debt, including current portion	$13,044		$14,240

Short-Term Borrowings and Current Portion of Long-Term Debt:

	Effective Interest Rate	Carrying Value
(Millions)		2024	2023
Current portion of long-term debt	2.67%	$1,919	$1,152
U.S. dollar commercial paper	—%	—	1,795
Total short-term borrowings and current portion of long-term debt		$1,919	$2,947
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of December 31, 2024. The maturities of long-term debt for the periods subsequent to December 31, 2024 are as follows (in millions):

2025	2026	2027	2028	2029	After 2029	Total
$1,919	$1,520	$847	$740	$1,791	$6,227	$13,044
As a result of put provisions associated with certain debt instruments, long-term debt payments due in 2025 include floating rate notes totaling $119 million (classified as current portion of long-term debt).
Credit Facilities: 3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at December 31, 2024. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At December 31, 2024, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
Other Credit Facilities: The Company also had $0.5 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at December 31, 2024. These instruments are utilized in connection with normal business activities.
Solventum Related Debt: In the first quarter of 2024, Solventum, prior to the Separation discussed in Note 2, issued a total of $8.4 billion in aggregate principal amount of senior unsecured debt and term loans. Also during the first quarter of 2024, Solventum further entered into a revolving credit facility of $2 billion which was undrawn as of March 31, 2024. These Solventum items were guaranteed by 3M until the completion of the Separation on April 1, 2024 and obligations under these notes, loans and facilities became, as transferred obligations, the sole responsibility of Solventum after the Separation.
Fixed-to-Floating Interest Rate Swaps: During 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an original interest rate based on a three-month LIBOR index, which since was amended to a rate based on a SOFR index.
Long-Term Debt Maturities and Extinguishments: In 2024, 3M repaid $1.1 billion aggregate principal amount of medium-term notes that matured.
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
Floating Rate Notes: At various times, 3M has issued floating rate notes containing put provisions, amounting to $0.2 billion in total. 3M would be required to repurchase these securities at various prices ranging from 99 percent to 100 percent of par value according to the reduction schedules for each security. Under the terms of this floating rate note due in 2044, holders have an annual put feature at 100 percent of par value from 2014 and every anniversary thereafter until final maturity. Under the terms of the floating rate notes due in 2027, 2040 and 2041, holders have put options that commence ten years from the date of issuance and each third anniversary thereafter until final maturity at prices ranging from 99 percent to 100 percent of par value. For the periods presented, 3M was required to repurchase an immaterial amount of principal on the aforementioned floating rate notes.

NOTE 15. Pension and Postretirement Benefit Plans
3M has company-sponsored retirement plans covering substantially all U.S. employees and many employees outside the United States. In total, 3M has over 72 defined benefit plans in 27 countries. Pension benefits associated with these plans generally are based on each participant’s years of service, compensation, and age at retirement or termination. The primary U.S. defined-benefit pension plan was closed to new participants effective January 1, 2009. In December 2023, the Company committed to the future freeze of U.S. defined benefit pension benefits for non-union U.S. employees, effective December 31, 2028. The Company also provides certain postretirement health care and life insurance benefits for its U.S. employees who reach retirement age while employed by the Company and were employed by the Company prior to January 1, 2016. Most international employees and retirees are covered by government health care programs. The cost of company-provided postretirement health care plans for international employees is not material and is combined with U.S. amounts in the tables that follow.
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
The Company also sponsors employee savings plans under Section 401(k) of the Internal Revenue Code. These plans are offered to substantially all regular U.S. employees. For eligible employees hired prior to January 1, 2009, employee 401(k) contributions of up to 5% of eligible compensation are matched in cash at rates of 45% or 60%, depending on the plan in which the employee participates. Employees hired on or after January 1, 2009, receive a cash match of 100% for employee 401(k) contributions of up to 5% of eligible compensation and receive an employer retirement income account cash contribution of 3% of the participant’s total eligible compensation. All contributions are invested in a number of investment funds pursuant to employees’ elections. Employer contributions to the U.S. defined contribution plans, including discontinued operations, were $172 million, $241 million and $241 million for 2024, 2023 and 2022, respectively. 3M subsidiaries in various international countries also participate in defined contribution plans. Employer contributions to the international defined contribution plans, including discontinued operations were $87 million, $108 million and $108 million for 2024, 2023 and 2022, respectively.
The following tables include a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as well as a summary of the related amounts recognized in the Company’s consolidated balance sheet as of December 31 of the respective years. 3M also has certain non-qualified unfunded pension and postretirement benefit plans, inclusive of plans related to supplement/excess benefits for employees impacted by particular relocations and other matters, that individually and in the aggregate are not significant and which are not included in the tables that follow. The obligations for these plans are included within other liabilities in the Company’s consolidated balance sheet and aggregated to less than $25 million as of December 31, 2024 and 2023.
In connection with the completion of the April 1, 2024 separation of Solventum (see Note 2), approximately $2.7 billion of pension and postretirement benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. These are reflected in the "Transfers to Solventum" row in the table below. In addition, as discussed later in this Note 15, in 2024 3M transferred a portion of its U.S. pension payment obligations and related plan assets to an insurance company. Those transfers are included as settlements and applicable portion in actuarial gain in the tables below.

	Qualified and Non-Pension Benefits				Postretirement Benefits
	United States		International
(Millions)	2024	2023	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$13,498	$13,505	$5,571	$5,072	$1,897	$1,797
Transfers to Solventum	(1,850)	—	(615)	—	(243)	—
Service cost	123	171	63	76	21	27
Interest cost	522	662	200	225	80	87
Participant contributions	—	—	7	9	—	—
Foreign exchange rate changes	—	—	(284)	208	(16)	10
Plan amendments	—	—	—	(1)	—	—
Actuarial (gain) loss	(721)	779	(198)	298	(112)	124
Benefit payments	(823)	(1,504)	(249)	(258)	(118)	(142)
Settlements, curtailments, special termination benefits and other	(2,387)	(115)	(59)	(58)	(6)	(6)
Benefit obligation at end of year	8,362	13,498	4,436	5,571	1,503	1,897
Less: discontinued operations	—	(1,893)	—	(620)	—	(250)
Benefit obligation - continuing operations	$8,362	$11,605	$4,436	$4,951	$1,503	$1,647
Change in plan assets
Fair value of plan assets at beginning of year	$12,348	$12,648	$6,341	$5,891	$980	$1,017
Transfers to Solventum	(1,808)	—	(455)	—	(130)	—
Actual return on plan assets	99	1,144	38	426	21	102
Company contributions	69	60	71	82	14	10
Participant contributions	—	—	7	9	—	—
Foreign exchange rate changes	—	—	(299)	241	—	(1)
Benefit payments	(823)	(1,504)	(249)	(258)	(118)	(142)
Settlements, curtailments, special termination benefits and other	(2,387)	—	(57)	(50)	(6)	(6)
Fair value of plan assets at end of year	7,498	12,348	5,397	6,341	761	980
Less: discontinued operations	—	(1,837)	—	(484)	—	(133)
Fair value of plan assets - continuing operations	7,498	10,511	5,397	5,857	761	847
Funded status at end of year - continuing operations	$(864)	$(1,094)	$961	$906	$(742)	$(800)

Amounts recognized in the Consolidated Balance Sheet as of December 31, (Millions)	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Continuing operations:
Non-current assets	$—	$—	$1,243	$1,239	$—	$—
Accrued benefit cost
Current liabilities	(50)	(49)	(13)	(11)	(12)	(11)
Non-current liabilities	(814)	(1,045)	(269)	(322)	(730)	(789)
Ending balance - continuing operations	$(864)	$(1,094)	$961	$906	$(742)	$(800)
Ending balance - discontinued operations	$—	$(56)	$—	$(136)	$—	$(117)

Amounts recognized in accumulated other comprehensive income as of December 31, (Millions)	Qualified and Non-qualified Pension Benefits				Postretirement Benefits
	United States		International
	2024	2023	2024	2023	2024	2023
Net transition obligation (asset)	$—	$—	$—	$3	$—	$—
Net actuarial loss (gain)	2,922	4,809	347	316	279	423
Prior service cost (credit)	—	(17)	7	9	(94)	(135)
Ending balance	$2,922	$4,792	$354	$328	$185	$288
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

	Qualified and Non-qualified Pension Plans
	United States		International
(Millions)	2024	2023	2024	2023
Accumulated benefit obligation	$8,094	$13,073	$4,289	$5,275
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	8,094	13,073	655	1,145
Fair value of plan assets	7,498	12,348	405	761
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	8,362	13,498	695	1,272
Fair value of plan assets	7,498	12,348	416	793
Components of Net Periodic Cost and Other Amounts Recognized in Other Comprehensive Income:
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales, selling, general and administrative expenses, and research, development and related expenses. As discussed in Note 7, the other components of net periodic benefit cost are reflected in other expense (income), net. Components of net periodic benefit cost and other supplemental information for the years ended December 31 follow:

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
(Millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (benefit)
Operating expense
Service cost	$123	$171	$256	$63	$76	$128	$21	$27	$42
Non-operating expense
Interest cost	522	662	417	200	225	125	80	87	52
Expected return on plan assets	(714)	(974)	(963)	(322)	(307)	(271)	(65)	(77)	(72)
Amortization of transition asset	—	—	—	2	2	2	—	—	—
Amortization of prior service benefit	(15)	(24)	(24)	1	2	—	(22)	(31)	(31)
Amortization of net actuarial loss	307	292	424	11	7	29	20	9	40
Settlements, curtailments, special termination benefits and other	821	(5)	12	1	3	10	1	—	2
Total non-operating expense (benefit)	921	(49)	(134)	(107)	(68)	(105)	14	(12)	(9)
Total net periodic benefit cost (benefit)	$1,044	$122	$122	$(44)	$8	$23	$35	$15	$33

Service cost - continuing operations	116	139	209	58	60	107	20	23	35
Service cost - discontinued operations	7	32	47	5	16	21	1	4	7
Total service cost	$123	$171	$256	$63	$76	$128	$21	$27	$42
Total non-operating expense (benefit) - continuing operations	921	(32)	(111)	(107)	(67)	(114)	14	(10)	(7)
Total non-operating expense (benefit) - discontinued operations	—	(17)	(23)	—	(1)	9	—	(2)	(2)
Total non-operating expense (benefit)	$921	$(49)	$(134)	$(107)	$(68)	$(105)	$14	$(12)	$(9)
Total net periodic benefit cost (benefit) - continuing operations	1,037	107	98	(49)	(7)	(7)	34	13	28
Total net periodic benefit cost (benefit) - discontinued operations	7	15	24	5	15	30	1	2	5
Total net periodic benefit cost (benefit)	$1,044	$122	$122	$(44)	$8	$23	$35	$15	$33

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Amortization of transition asset	$—	$—	$—	$(2)	$(2)	$(2)	$—	$—	$—
Prior service cost (benefit)	—	—	—	—	(1)	8	—	—	—
Amortization of prior service benefit	15	24	24	(1)	(2)	—	22	31	31
Net actuarial (gain) loss	(105)	495	61	85	166	(689)	(69)	100	(166)
Amortization of net actuarial loss	(307)	(292)	(424)	(11)	(7)	(29)	(20)	(9)	(40)
Foreign currency	—	—	—	(36)	3	(82)	2	—	2
Settlements, curtailments, special termination benefits and other	(821)	5	(12)	(1)	—	(4)	(1)	—	(2)
Total recognized in other comprehensive (income) loss	$(1,218)	$232	$(351)	$34	$157	$(798)	$(66)	$122	$(175)
Total recognized in net periodic benefit cost (benefit) and other comprehensive (income) loss	$(174)	$354	$(229)	$(10)	$165	$(775)	$(31)	$137	$(142)
Weighted-Average Assumptions Used to Determine Benefit Obligations as of December 31:

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	5.64%	4.98%	5.18%	4.44%	3.99%	4.39%	5.68%	5.06%	5.25%
Compensation rate increase	3.77	3.77	3.37	2.88	2.88	2.86	N/A	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Cost for Years Ended December 31:

	Qualified and Non-qualified Pension Benefits						Postretirement Benefits
	United States			International
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate - service cost	5.35%	5.26%	3.10%	3.77%	4.06%	1.64%	5.30%	5.39%	3.11%
Discount rate - interest cost	5.21	5.11	2.38	4.06	4.39	1.62	5.23	5.25	2.59
Expected return on assets	7.63	7.50	6.00	5.31	4.61	3.86	7.85	7.58	5.77
Compensation rate increase	3.77	3.37	3.21	2.89	2.86	2.86	N/A	N/A	N/A
The Company provides a savings account-based postretirement health care benefit to eligible retirees in the U.S. The contributions provided by the Company to the health savings accounts increase 3 percent per year for employees who retired prior to January 1, 2016 and increase 1.5% for employees who retire on or after January 1, 2016. Therefore, the Company no longer has material exposure to health care cost inflation.
The Company determines the discount rate and related assumption used to measure plan liabilities as of the applicable measurement date for the pension and postretirement benefit plans. The annual measurement date is December 31, but certain events may require a remeasurement as of a particular date. The discount rate reflects the current rate at which the associated liabilities could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flows sufficient in timing and amount to settle projected future benefits. Using this methodology, the Company determined a discount rate of 5.64% for the U.S. pension plans and 5.68% for the postretirement benefit plans as of December 31, 2024, which is an increase of 66 percentage points and an increase 0.62 percentage points, respectively, from the rates used as of December 31, 2023. An increase in the discount rate decreases the Projected Benefit Obligation (PBO). The increase in the discount rates during 2024 resulted in an approximate $0.7 billion decrease in benefit obligation for the U.S. pension and postretirement plans in relation to those plans' December 31, 2023 remeasurement. As discussed further below, during 2024 certain events required remeasurements of particular plans.
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
For the primary U.S. qualified pension plan, the Company’s assumption for the expected return on plan assets was 7.63% in 2024. Projected returns are based primarily on broad, publicly traded equity and fixed-income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2024, the Company’s 2025 expected long-term rate of return on U.S. plan assets is 8.00%. The expected return assumption is based on the strategic asset allocation of the plan, long term capital market return expectations and expected performance from active investment management. The 2024 expected long-term rate of return is based on an initial asset allocation assumption of 11% global equities, 13% private equities, 63% fixed-income securities, and 13% absolute return investments independent of traditional performance benchmarks, along with positive returns from active investment management. The actual net rate of return on plan assets in 2024, 2023 and 2022 was 2.3%, 10.4% and -17.4%, respectively. The average annual actual return on the plan assets over the past 10 and 25 years has been 4.6% and 6.3%, respectively. Return on assets assumptions for international pension and other post-retirement benefit plans are calculated on a plan-by-plan basis using plan asset allocations and expected long-term rate of return assumptions.
The Society of Actuaries did not release an update to the Scale MP-2021 in 2023 or 2024. For the December 31, 2023 annual valuation, the Company updated the plans' mortality assumption to use the Pri-2012 Mortality Table with White Collar Adjustment. The December 31, 2023 update resulted in an approximate $450 million increase to the U.S. pension PBO and U.S. accumulated postretirement benefit obligations.
In 2024, primarily in the second quarter, 3M recorded a non-cash pension settlement charge of approximately $808 million reflected in other expense (income), net as a result of transferring approximately $2.5 billion of its U.S. pension payment obligations and related plan assets to an insurance company. The pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. The net impact of the pension risk transfer and the second quarter 2024 remeasurement was a decrease of approximately $220 million in the non-current liability for pensions (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using June 30, 2024 market conditions and calculated using the same methodology as discussed above. Using this methodology, the Company determined a discount rate of 5.43% for the U.S. pension plan as of June 30, 2024. The Company also reduced the expected return on assets assumption determined using June 30, 2024 market conditions and calculated using the same methodology as used at the annual measurement as of December 31, 2023. All other assumptions were consistent with the December 31, 2023 disclosures. This remeasurement impacted net periodic benefit cost for the remainder of 2024.

As of March 31, 2024, 3M transferred eligible U.S. Solventum employees and retirees to new U.S. defined benefit pension and postretirement plans with the same benefits of their current plans. The transfer required remeasurement of the plans prior to the calculation of this split. The net impact of the remeasurement was a decrease of approximately $70 million in the non-current liability for pension and postretirement benefits (and corresponding decrease in accumulated comprehensive loss, before deferred taxes). Assumptions used for this remeasurement included discount rates determined using March 31, 2024 market conditions and calculated using the same methodology as discussed above. All other assumptions were consistent with the December 31, 2023 disclosures. Using this methodology, the Company determined a discount rate of 5.22% for the U.S. pension plans and 5.19% for the U.S. postretirement benefit plans as of March 31, 2024, which are increases of 0.24 percentage points and 0.25 percentage points, respectively, from the rates used as of December 31, 2023. This remeasurement did not impact consolidated income for the three months ended March 31, 2024, but impacted net periodic benefit cost for the remainder of 2024. As of March 31, 2024, there were several small international pension plans remeasured for purposes of transferring Solventum employees to new pension plans, the impact of which was not material.
During 2024, the Company contributed $140 million to its U.S. and international pension plans and $14 million to its postretirement plans. During 2023, the Company contributed $142 million to its U.S. and international pension plans and $10 million to its postretirement plans. In 2025, the Company expects to contribute an amount in the range of $100 million to $200 million of cash to its U.S. and international retirement plans. The Company does not have a required minimum cash pension contribution obligation for its U.S. plans in 2025. Future contributions will depend on market conditions, interest rates and other factors.
Future Pension and Postretirement Benefit Payments: The following table provides the estimated pension and postretirement benefit payments that are payable from the plans to participants.

	Qualified and Non-qualified Pension Benefits		Postretirement Benefits
(Millions)	United States	International
2025 Benefit Payments	$709	$253	$132
2026 Benefit Payments	703	257	133
2027 Benefit Payments	703	266	135
2028 Benefit Payments	702	278	136
2029 Benefit Payments	695	287	138
Next five years	3,283	1,443	621
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
U.S. Pension Plans and Postretirement Benefit Plan Assets: In order to achieve the investment objectives in the U.S. pension plans and U.S. postretirement benefit plans, the investment policies include a target strategic asset allocation. The investment policies allow some tolerance around the target in recognition that market fluctuations and illiquidity of some investments may cause the allocation to a specific asset class to vary from the target allocation, potentially for long periods of time. Acceptable ranges have been designed to allow for deviation from strategic targets and to allow for the opportunity for tactical over- and under-weights. The portfolios will normally be rebalanced when the quarter-end asset allocation deviates from acceptable ranges. The allocation is reviewed regularly by the named fiduciary of the plans. Approximately 91% of the postretirement benefit plan assets are in a 401(h) account. The 401(h) account assets are in the same trust as the primary U.S. pension plan and invested with the same investment objectives as the primary U.S. pension plan.

The fair values of the assets held by the U.S. pension and postretirement benefit plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Investments Measured at Net Asset Value*		Fair Value at December 31,
	Level 1		Level 2		Level 3
Asset Class (Millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
U.S. Pension Plans
Equities	$1,318	$1,246	$—	$—	$—	$—	$—	$174	$1,318	$1,420
Fixed income	1,227	1,153	2,774	6,428	—	—	—	16	4,001	7,597
Private equity	—	—	—	—	13	—	1,179	1,622	1,192	1,622
Absolute return	—	1	7	83	—	—	899	1,314	906	1,398
Cash and cash equivalents	38	7	14	—	—	—	276	741	328	748
Total	$2,583	$2,407	$2,795	$6,511	$13	$—	$2,354	$3,867	$7,745	$12,785
Other items to reconcile to fair value of plan assets									(247)	(437)
Fair value of plan assets									$7,498	$12,348

Postretirement Benefit Plans
Equities	$122	$118	$—	$—	$—	$—	$—	$11	$122	$129
Fixed income	129	92	305	503	—	—	—	1	434	596
Private equity	—	—	—	—	1	—	110	108	111	108
Absolute return	—	—	4	5	—	—	80	87	84	92
Cash and cash equivalents	7	35	1	—	—	—	26	49	34	84
Total	$258	$245	$310	$508	$1	$—	$216	$256	$785	$1,009
Other items to reconcile to fair value of plan assets									(24)	(29)
Fair value of plan assets									$761	$980
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
The private equity portfolio primarily consists of partnership interests valued at NAV as described above.
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
The level 3 activity attributable to U.S. pension and postretirement plans assets was insignificant for the periods ended December 31, 2024 and 2023.

International Pension Plans Assets: Outside the U.S., pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for over 26 defined benefit plans in 18 countries; however, there is significant variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. The Company provides standard funding and investment guidance to all international plans with more focused guidance to the larger plans.
Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.
The fair values of the assets held by the international pension plans by asset class are as follows:

	Fair Value Measurements Using Inputs Considered as						Investments Measured at Net Asset Value*		Fair Value at December 31,
	Level 1		Level 2		Level 3
Asset Class (Millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Equities	$231	$226	$437	$513	$1	$1	$2	$45	$671	$785
Fixed income	150	148	3,248	3,501	2	2	1	719	3,401	4,370
Private equity	—	—	21	58	1	2	736	361	758	421
Absolute return	5	10	44	1	503	583	112	189	664	783
Cash and cash equivalents	99	106	58	76	—	—	—	1	157	183
Total	$485	$490	$3,808	$4,149	$507	$588	$851	$1,315	$5,651	$6,542
Other items to reconcile to fair value of plan assets									(254)	(201)
Fair value of plan assets									$5,397	$6,341
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
Absolute return consists primarily of private partnership interests in hedge funds, insurance contracts and derivative instruments. Partnerships and hedge funds are valued at NAV as described above. Insurance consists of insurance contracts, which are valued using cash surrender values which is the amount the plan would receive if the contract was cashed out at year end. Derivative instruments consist of various swaps and bond futures that are used to help manage risks and are valued by the custodian using closing market swap curves and market derived input
Other items to reconcile to fair value of plan assets include the net of interest receivables, amounts due for securities sold, amounts payable for securities purchased and interest payable. At December 31, 2024 the net payable includes a payable of $88 million to the Canadian Solventum pension.
The balances of and changes in the fair values of the international pension plans’ level 3 assets consist primarily of insurance contracts under the absolute return asset class. In 2024 the aggregate of net purchases and net unrealized gains and losses decreased this balance by $43 million and the change in currency exchange rates decreased this balance by $37 million for a net decrease of $80 million. In 2023 the aggregate net purchases and net unrealized gains increased this balance by $138 million and the change in currency exchange rates increased the balance by $6 million for a net increase to this balance of $144 million.

NOTE 16. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of December 31, 2024 and 2023 were approximately $0.3 billion and $0.3 billion, respectively. These amounts are included within accounts payable on 3M's consolidated balance sheet. The activity in 2024 included approximately $1.5 billion of invoices confirmed and $1.5 billion of invoices paid and other adjustments.
NOTE 17. Derivatives
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
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of non-derivative hedging and derivative instruments is included in Note 9.
•Fair value of derivative instruments is included in Note 18.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are also described in Note 14.
Refer to the section below titled Location on Statement of Income (Loss) and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments for details on the location within the consolidated statements of income (loss) for amounts of gains and losses related to derivative instruments designated as cash flow or fair value hedges (along with similar information relative to the hedged items) and derivatives not designated as hedging instruments. Additional information relative to cash flow hedges, fair value hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
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
Cash Flow Hedging - Foreign Currency Forward and Option Contracts: The Company may enter into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income) to earnings in the period during which the hedged transactions affect earnings. 3M may de-designate these cash flow hedge relationships in advance of the occurrence of the forecasted transaction. The Company may de-designate a cash flow hedge if the forecasted transaction is no longer probable, if 3M determines that the hedge is no longer expected to be highly effective in offsetting changes in the cash flows of the forecasted transaction, or in certain other circumstances. The portion of gains or losses on the derivative instrument previously included in accumulated other comprehensive income for de-designated hedges remains in accumulated other comprehensive income until the forecasted transaction occurs or becomes probable of not occurring. Changes in the value of derivative instruments after de-designation are recorded in earnings and are included in the Derivatives Not Designated as Hedging Instruments section below. The maximum length of time over which 3M hedges its exposure to the variability in future cash flows of the forecasted transactions is 36 months.
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
As of December 31, 2024, the Company had a balance of $15 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $80 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of December 31, 2024, of the total after-tax net unrealized balance as of December 31, 2024, 3M expects to reclassify approximately $44 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).

The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
(Millions)	2024	2023	2022
Foreign currency forward/option contracts	$128	$81	$159
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
During 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million. These swaps converted $500 million and $300 million of 3M’s $1.0 billion and $650 million principal amount of fixed rate notes due 2049 and 2050, respectively, into floating rate debt for the portion of their terms through mid-2028 with an original interest rate based on a three-month LIBOR index, which since was amended to a rate based on a SOFR index.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

Location on the Consolidated Balance Sheet (Millions)	Carrying Value of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Value of the Hedged Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term debt	$924	$918	$(79)	$(84)
Net Investment Hedges: The Company may use non-derivative (foreign currency denominated debt) and derivative (foreign exchange forward/option contracts) instruments to hedge portions of the Company’s investment in foreign subsidiaries and manage foreign exchange risk. For instruments that are designated and qualify as hedges of net investments in foreign operations and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. The remainder of the change in value of such instruments is recorded in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. To the extent foreign currency denominated debt is not designated in or is de-designated from a net investment hedge relationship, changes in value of that portion of foreign currency denominated debt due to exchange rate changes are recorded in earnings through their maturity date.
3M’s use of foreign exchange forward/option contracts designated in hedges of the Company’s net investment in foreign subsidiaries can vary by time period depending on when foreign currency denominated debt balances designated in such relationships are de-designated, matured, or are newly issued and designated. Additionally, variation can occur in connection with the extent of the Company’s desired foreign exchange risk coverage.
In the fourth quarter of 2024, 3M expanded its net investment hedge activity by entering into foreign exchange forward/option contracts with a gross notional value at inception of $4.2 billion and tenor of five years designated in hedges of portions of its net investment in international subsidiaries.
At December 31, 2024, 3M has a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros, in addition to the gross notional amount of foreign exchange forward/option contracts designated in net investment hedges included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below.

The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax Gain (Loss) Recognized as Cumulative Translation within Other Comprehensive Income (Loss)
(Millions)	2024	2023	2022
Foreign currency denominated debt	$108	$(86)	$162
Foreign currency forward/option contracts	(1)	(5)	10
Total	$107	$(91)	$172
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
Location on Statement of Income (Loss) and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Cost of sales			Other expense (income), net
(Millions)	2024	2023	2022	2024	2023	2022
Total consolidated financial statement line item amount	$14,447	$14,983	$15,853	$3	$582	$165
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	(87)	(152)	(107)	—	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	—	9	9	9
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	—	6	15	(94)
Derivatives designated as hedging instruments	—	—	—	(6)	(15)	94

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as instruments:
Foreign currency forward/option contracts	9	9	76	22	(21)	(45)
*For periods prior to the April 1, 2024 separation of Solventum, these include certain insignificant amounts attributable to discontinued operations.

Location, Fair Value, and Gross Notional Amounts of Derivative Instruments: The following tables summarize the fair value of 3M’s derivative instruments, excluding non-derivative instruments used as hedging instruments, and their location in the consolidated balance sheet. Notional amounts below are presented at period end foreign exchange rates, except for certain interest rate swaps and foreign currency forward/option contracts, which are presented using the foreign exchange rate at inception.

	Gross Notional Amount		Assets			Liabilities
(Millions)			Location	Fair Value Amount		Location	Fair Value Amount
	December 31,			December 31,			December 31,
	2024	2023		2024	2023		2024	2023
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,382	$2,109	Other current assets	$61	$68	Other current liabilities	$6	$27
Foreign currency forward/option contracts	4,746	342	Other assets	78	11	Other liabilities	65	5
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	81	88
Total derivatives designated as hedging instruments				139	79		152	120

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,217	1,023	Other current assets	3	5	Other current liabilities	13	7
Total derivatives not designated as hedging instruments				3	5		13	7

Total derivative instruments				$142	$84		$165	$127
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
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, decreased pre-tax income from continuing operations by approximately $34 million in 2024, decreased pre-tax loss from continuing operations by approximately $40 million in 2023, and increased pre-tax income from continuing operations by approximately $97 million in 2022. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 18. Fair Value Measurements
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis: For 3M, assets and liabilities that are measured at fair value on a recurring basis primarily relate to available-for-sale marketable securities, Solventum common stock and derivative instruments. The information in the following paragraphs and tables primarily addresses matters relative to these financial assets and liabilities. Separately, there were no material fair value measurements with respect to nonfinancial assets or liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis for 2024 and 2023.
3M uses various valuation techniques, which are primarily based upon the market and income approaches, with respect to financial assets and liabilities. Following is a description of the valuation methodologies used for the respective financial assets and liabilities measured at fair value.
•Available-for-sale marketable securities — except certain U.S. municipal securities: Marketable securities, except certain U.S. municipal securities, are valued utilizing multiple sources. A weighted average price is used for these securities. Market prices are obtained for these securities from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily fair value to be used. 3M classifies U.S. treasury securities as level 1, while all other marketable securities (excluding certain U.S. municipal securities) are classified as level 2. Marketable securities are discussed further in Note 13.
•Available-for-sale marketable securities —certain U.S. municipal securities only: 3M holds municipal securities with several cities in the United States as of December 31, 2024. Due to the nature of these securities, the valuation method references the carrying value of the corresponding finance lease obligation, and as such, will be classified as level 3 securities separately.
•Solventum common stock: Solventum Corporation common stock is carried at stock prices that are readily available from active markets and are representative of fair value. 3M classifies this investment as Level 1. It is included within other assets on the Company’s consolidated balance sheet.
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

The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023.

	Fair Value at		Fair Value Measurements Using Inputs Considered as
			Level 1		Level 2		Level 3
(Millions)	2024	2023	2024	2023	2024	2023	2024	2023
Description
Assets:
Available-for-sale:
Marketable securities:
Asset backed securities	$24	$—	$—	$—	$24	$—	$—	$—
Foreign corporate debt	31	—	—	—	31	—	—	—
U.S. government securities	138	—	138	—	—	—	—	—
Corporate debt securities	819	—	—	—	819	—	—	—
Commercial paper	658	—	—	—	658	—	—	—
Certificates of deposit/time deposits	185	46	—	—	185	46	—	—
U.S. treasury securities	269	—	269	—	—	—	—	—
U.S. municipal securities	20	24	—	—	—	—	20	24
Solventum common stock	2,270	—	2,270	—	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts	142	84	—	—	142	84	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts	84	39	—	—	84	39	—	—
Interest rate contracts	81	88	—	—	81	88	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 15.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Disclosures are required for certain assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis in periods subsequent to initial recognition. For 3M, such measurements of fair value relate primarily to indefinite-lived and long-lived asset impairments, goodwill impairments, and adjustment in carrying value of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used. There were no material impairments of assets or adjustments to equity securities using the measurement alternative for the periods presented.
In 2022, management committed to a plan to exit and dispose of net assets in Russia through an intended sale of related subsidiaries. As a result, 3M recorded a pre-tax charge of $101 million, primarily within selling, general and administrative expense related to recording this held-for-sale disposal group at the lower of its fair value less cost to sell or carrying amount. In determining the carrying amount, the balance of cumulative translation adjustment within accumulated other comprehensive loss that would be eliminated upon sale was included and contributed to the impairment charge. As of December 31, 2022 the amounts of major assets and liabilities of this held-for-sale disposal group primarily included approximately $50 million within other current liabilities that largely represented a reserve against the balance of cumulative translation adjustment. In 2023, 3M closed on the sale of these subsidiaries, resulting in an immaterial gain after reversing this reserve while reclassifying the balance of cumulative translation adjustment into earnings.
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

Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term notes receivable approximates the carrying value. Available-for-sale marketable securities and Solventum common stock are recorded at fair values as indicated in the preceding disclosures, in addition to certain investments and derivative instruments. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	December 31, 2024		December 31, 2023
(Millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, excluding current portion	$11,125	$9,856	$13,088	$11,859
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
NOTE 19. Commitments and Contingencies
Warranties/Guarantees:3M’s accrued product warranty liabilities, recorded on the Consolidated Balance Sheet as part of current and long-term liabilities, are estimated at approximately $49 million at December 31, 2024, and $52 million at December 31, 2023. Further information on product warranties is not disclosed, as the Company considers the balance immaterial to its consolidated results of operations and financial condition. 3M guarantees of loans with third parties and other guarantee arrangements are not material.
Legal Proceedings: The Company and some of its subsidiaries are involved in numerous claims and lawsuits and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, commercial; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; the FCPA and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate to work towards a negotiated resolution of such matters. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment, or injunctive relief.
Process for Disclosure and Recording of Liabilities Related to Legal Proceedings: Many lawsuits and claims involve highly complex issues relating to causation, scientific evidence, and alleged actual damages, all of which are subject to substantial uncertainties. Assessments of lawsuits and claims can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The categories of legal proceedings in which the Company is involved may include multiple lawsuits and claims, may be spread across multiple jurisdictions and courts which may handle the lawsuits and claims differently, may involve numerous and different types of plaintiffs, raising claims and legal theories based on specific allegations that may not apply to other matters, and may seek substantial compensatory and, in some cases, punitive, damages. These and other factors contribute to the complexity of these lawsuits and claims and make it difficult for the Company to predict outcomes and make reasonable estimates of any resulting losses. The Company's ability to predict outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters within a category of legal proceedings may impact the resolution of other matters in that category in terms of timing, amount of liability, or both.

When making determinations about recording liabilities related to legal proceedings, the Company complies with the requirements of ASC 450, Contingencies, and related guidance, and records liabilities in those instances where it can reasonably estimate the amount of the loss and when the loss is probable. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company either discloses the amount of a possible loss or range of loss in excess of established accruals if estimable, or states that such an estimate cannot be made. The Company discloses significant legal proceedings even where liability is not probable or the amount of the liability is not estimable, or both, if the Company believes there is at least a reasonable possibility that a loss may be incurred. Based on experience and developments, the Company reexamines its estimates of probable liabilities and associated expenses and receivables each period, and whether a loss previously determined to not be reasonably estimable and/or not probable is now able to be reasonably estimated or has become probable. Where appropriate, the Company makes additions to or adjustments of its reasonably estimated losses and/or accruals. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial position, results of operations and cash flows for the legal proceedings, and claims pending against the Company will likely change over time.
Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur, the Company may ultimately incur charges substantially in excess of presently recorded liabilities, including with respect to matters for which no accruals are currently recorded, because losses are not currently probable and reasonably estimable. Many of the matters described herein are at varying stages, seek an indeterminate amount of damages, or seek damages in amounts that the Company believes are not indicative of the ultimate losses that may be incurred. It is not uncommon for claims to be resolved over many years. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions, that purport to quantify an amount of alleged damages, but with which the Company may not agree. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. However, even when a loss or range of loss is not probable and reasonably estimable, developments in, or the ultimate resolution of, a matter could be material to the Company and could have a material adverse effect on the Company, its consolidated financial position, results of operations, and cash flows. In addition, future adverse rulings or developments, or settlements in, one or more matters could result in future changes to determinations of probable and reasonably estimable losses in other matters.
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
Impact of Solventum Spin-Off: On April 1, 2024, the Company completed the planned spin-off of its Health Care business as an independent company known as Solventum. Concurrent with the spin-off, the Company and Solventum entered into various agreements, including transition agreements and a separation and distribution agreement that, among other things, identified the assets to be transferred, the liabilities to be assumed, indemnification and defense obligations, and the contracts to be transferred to Solventum and 3M as part of the spin-off. In general, and except as noted below and as set forth in the separation and distribution agreement, certain liabilities related to Solventum or the assets that are transferred to Solventum in connection with the spin-off will be retained by or transferred to Solventum. For example, potential liabilities associated with the matters previously described in prior filings under the Bair Hugger and Federal False Claims Act / Qui Tam Litigation sections of this Note 19 have been assumed by Solventum pursuant to the separation and distribution agreement, and Solventum will indemnify and defend the Company in these actions.

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
The following sections first describe the significant legal proceedings in which the Company is involved, and then describe the liabilities and associated insurance recoveries the Company has recorded relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation: As of December 31, 2024, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,500 individual claimants, compared to approximately 4,042 individual claimants with actions pending December 31, 2023.
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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, is expected to represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in nineteen of the twenty cases tried to a jury (including the lawsuits described below) and, in the last twelve months, 3M has successfully defended two respirator product liability trials. In February 2024, a jury in Kentucky delivered a defense verdict in favor of 3M, concluding that 3M’s 8710 and 8210 respirators that the plaintiff claimed to have used were not defective. In April 2024, another jury in Kentucky returned a defense verdict in 3M's favor and concluded that 3M's 8710 respirator that the plaintiff claimed to have used was not defective.
The Company has demonstrated in these past trial proceedings that its respiratory protection products are effective as claimed when used in the intended manner and in the intended circumstances. Consequently, the Company believes that claimants are unable to establish that their medical conditions, even if significant, are attributable to the Company’s respiratory protection products. Nonetheless, the Company’s litigation experience indicates that claims of persons alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, are costlier to litigate and resolve than the claims of unimpaired persons, and it therefore believes the average cost of resolving pending and future claims on a per-claim basis will continue to be higher than it experienced in prior periods when the vast majority of claims were asserted by medically unimpaired claimants.

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s 8710 respirators, which were last sold by the Company by 1998 in the United States.
On Thursday, January 9, 2025, an initial bench trial began on certain issues in the action. The issues presented during the bench trial included the statute of limitations, the period available for penalties under the West Virginia Consumer Protection Act, and the State’s claims that the 8710 respirators did not perform as advertised.
Following resolution by the court of the issues presented during the initial bench trial, the amount, if any, of any civil penalties upon a finding of liability against the Company would be determined through subsequent trial proceedings at an unspecified future date. An expert witness retained by the State has estimated that 3M sold over five million respirators into the state during the relevant time period, and the State alleges that each respirator sold constitutes a separate violation under the Act. 3M disputes the expert's estimates and the State's position regarding what constitutes a separate violation of the Act. 3M has asserted various additional defenses, including that the Company's marketing did not violate the Act at any time, and that the State's claims are barred under the applicable statute of limitations. No liability has been recorded for any portion of this matter because the Company believes that liability is not probable and reasonably estimable at this time. In addition, the Company is not able to estimate a possible loss or range of loss due to open factual and legal questions.
Respirator Mask/Asbestos Liabilities and Insurance Recovery
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in 2024 for respirator mask/asbestos liabilities by $36 million. In 2024, the Company made payments for legal defense costs and settlements of $87 million related to the respirator mask/asbestos litigation. As of December 31, 2024, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $523 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
As of December 31, 2024, the Company had an immaterial receivable for insurance recoveries related to the respirator mask/asbestos litigation. In addition, the Company continues to seek coverage under the policies of certain insolvent and other insurers. Once those claims for coverage are resolved, the Company will have collected substantially all of its remaining insurance coverage for respirator mask/asbestos claims.

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
As of December 31, 2024, the Company, through its Aearo subsidiary, had accruals of $51 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination under applicable environmental laws. Please refer to the section entitled “Environmental Liabilities and Insurance Recovery” that follows for information on the amount of the accrual for such liabilities.

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
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. The Company continues to discuss its PFAS manufacturing exit, and related issues involving the disposition of manufacturing assets, with customers, government authorities, and other stakeholders, and the Company remains focused on completing the exit in a timely and orderly fashion.
3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards and certain seals and gaskets, all widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may or are expected to, depending on applications, continue beyond 2025. In other cases, sales of products manufactured before the end of 2025, regulatory approval, or customer re-certification or re-qualification of substitutes or replacements to eliminate the use of PFAS manufactured by third parties may not be completed, or, depending on circumstances, are not expected to be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
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

Europe
In the European Union, where 3M has PFAS manufacturing facilities in Germany and Belgium, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including, among others, under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), the EU’s Persistent Organic Pollutants ("POPs") Regulation, the EU's Food Contaminants Regulation and the EU's Water Drinking Directive. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluorocarboxylic acids (C9-C14 PFCAs), which are PFAS substances, also went into effect. In September 2024, the EU adopted a restriction on certain uses of perfluorohexanoic acid (“PFHxA”) and PFHxA-related substances, including in consumer goods and some uses of firefighting foams and concentrates.
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
In February 2023, the European Chemicals Agency published a proposal to restrict the manufacture, placing on the market, and use of PFAS under REACH, subject to certain proposed exceptions. Depending on the timing, scope, and obligations contained in any final restriction, PFAS manufacturers and manufacturers of PFAS-containing products including 3M could incur additional costs and potential exposures, including costs of having to discontinue or modify products prior to the previously-announced exit of PFAS manufacturing by the end of 2025, future compliance costs, possible litigation and/or enforcement actions.
Effective January 2023, the EU Food Contaminants Regulation targeting four PFAS (PFOS, PFOA, perfluorononanoic acid ("PFNA"), and PFHxS) in foodstuff (eggs and animal derived meat) prohibits the sale in all member states of foods containing levels of these chemicals exceeding certain regulatory thresholds. This change may impact 3M, but any such impact is unknown at this time.
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts per billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive in their countries. A majority of Member States have implemented the EU Directive. Some Member States, including Germany, adopted more restrictive limits for certain PFAS substances. These new standards may have an impact on remedial obligations and liabilities, though such impact is unknown at this time.
Government interactions related to PFAS manufacturing in Gendorf
Dyneon and the predecessor operators of the Gendorf facility have commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority. An expert body advising the competent authorities in the county recently provided feedback on the feasibility study and identified several additional recommended steps, including certain immediate measures and additional soil and groundwater investigations, and the competent authorities have indicated that they are likely to adopt at least some of the recommended steps. As a result of this process, Dyneon has agreed to sponsor environmental studies related to the potential establishment of a landfill to dispose of PFOA-impacted soil, and a local authority has indicated that Dyneon should contribute to the financing of that landfill. Dyneon also continues to engage with the authorities about potential remedial actions, which may be required in the future to address soil and groundwater.
PFAS manufacturing in Zwijndrecht:
3M Belgium, a subsidiary of the Company, owns and operates a facility in Zwijndrecht, Antwerp, Belgium that manufactured various PFAS containing products. All PFAS manufacturing was completed and discontinued at the Zwijndrecht facility in 2024 as part of the Company’s previously-announced global exit of all PFAS manufacturing by the end of 2025.

3M Belgium has been working with the Public Flemish Waste Agency ("OVAM") for several years to investigate and remediate PFAS contamination at and near the Zwijndrecht facility. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involved extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. At various points, the Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. 3M Belgium has cooperated with the authorities with respect to the investigations and information requests and is working with the authorities on an ongoing basis.
In September 2024, the Flemish Government approved 3M Belgium's latest application for a water discharge permit required for continued pump and treat operations at the Zwijndrecht facility following the exit of PFAS manufacturing. In October 2024, an appeal was filed against the permit by a local non-profit organization, and a hearing on the appeal was held in January 2025. The appeal suspends the approval of the permit until the competent authority decides on the merits of the appeal, which has not yet occurred. 3M Belgium is evaluating the potential impact of this action and potential next steps. 3M Belgium cannot at this time predict the outcome of any appeal of the permit and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, ultimately will be determined to meet permit limits imposed with respect to manufacturing at the Zwijndrecht facility. It is possible that additional actions will be required to reduce legacy sources of PFAS or that the wastewater treatment system will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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
Further, as previously disclosed, the accredited third-party soil remediation expert has prepared multiple remedial action plans that have been approved by OVAM, the competent authority, and implementation activities are underway. 3M Belgium has also submitted additional required remedial action plans, which are now being evaluated by OVAM. 3M Belgium anticipates submitting an additional remedial action plan regarding wastewater in 2025. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. While the full impact of the Site Decision remains to be determined, it appears to establish conditional obligations within 5 kilometers of Zwijndrecht and may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. Various parties purporting to have an interest in the proceeding, including the government of the Netherlands, intervened and submitted arguments supporting the Site Decision. All submissions related to the petition have been filed and the matter is pending a decision by the Council of State.

In July 2023, the Flemish government approved another executive action establishing a temporary action framework that sets soil and groundwater values for evaluation of remediation of PFAS. While the full impact of the temporary action framework remains to be determined, its use of the values in the EU Drinking Water Directive for remediation of groundwater, regardless of whether the groundwater would be used for drinking water, may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In December 2023, 3M Belgium submitted a petition for annulment of the temporary action framework to the Belgian Council of State. The Council of State scheduled a hearing in February 2025 on the petition.
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
Belgium. As of December 31, 2024, a total of seventeen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site. Approximately 1,400 individuals have petitioned to intervene in a second "follow-on action" alleging primarily nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. At an introductory hearing in the case, the court established a briefing schedule with all submissions to be completed by January 2026.
In December 2023, 3M Belgium, 3M Company and several additional 3M entities were named in a lawsuit identifying approximately 1,400 individuals as plaintiffs, which suit is separate from the above-referenced "follow-on action." The suit involves claims for defective products, liability for unlawful acts, and alleges liability of 3M entities as directors and/or shareholders of 3M Belgium, among other claims. At an introductory hearing in November 2024, the case was stayed with no new deadlines established.
In June 2024, Lantis, an entity involved in the Oosterweel project, filed a lawsuit against 3M Belgium seeking damages related to soil storage costs and other alleged claims. The parties are engaged in mediation regarding the dispute.
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
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS. In December 2024 a lawsuit was filed in a Dutch court by the Dutch Fishermen's Association acting on behalf of an individual fisherman, naming 3M Belgium and 3M Company as defendants. The lawsuit generally alleges that PFAS from 3M Belgium’s Zwijndrecht facility impacted certain aspects of the Dutch fishing industry and seeks damages arising from that alleged contamination.
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
Canadian Environmental Protection Act (CEPA) PFAS Section 71 Reporting. Canada’s Minister of the Environment announced in July 2024 a mandatory survey on the manufacture, import, and use of 312 PFAS due on January 29, 2025. The Canadian government approved 3M's request to extend its reporting deadline to May 8, 2025.
Australia. In October 2024, 3M Australia received notice that the New South Wales Environmental Protection Agency has made a preliminary determination that 3M Australia is responsible for investigating and cleaning up PFAS contamination at a site that 3M Australia formerly leased. 3M Australia submitted a response to the preliminary determination in January 2025.
The Company is aware of a writ of summons that was filed in Australia on behalf of individuals with connections to property that has been allegedly impacted by 3M PFAS products.
Regulation in the United States
Federal Activity
In the United States, the EPA's “PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024” presented the EPA’s regulatory approach to PFAS, including investing in research to increase the understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment. As set forth below, the EPA engaged in rulemaking pursuant to consistent with the approach set forth in the Roadmap. However, on January 20, 2025, the new Administration issued an Executive Order entitled “Regulatory Freeze Pending Review.” Among other things, the Executive Order directs agencies to: (1) temporarily postpone proposing or issuing new final or proposed rules; (2) withdraw any rules sent to but not yet published in the Federal Register; and (3) consider postponing for 60 days the effective date of any rules published in the Federal Register or that have been issued but not taken effect, for the purpose of conducting further review. The ultimate impact, if any, of this and other executive actions on proposed rules not yet finalized, and on new rulemaking, remains unclear.

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
Various federal agencies in the United States also have been researching and publishing information about the potential health effects of PFAS. For example, EPA has issued final human health toxicity assessments for certain PFAS, including PFOA, PFOS, PFBS, PFHxS, and HFPO-DA. Those assessments identify the levels at which the EPA has determined exposures over various periods of time are unlikely to lead to adverse health effects.
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
EPA published an Advanced Notice of Proposed Rulemaking considering CERCLA hazardous substance designations for additional PFAS, including PFBS, PFHxS, PFNA, HFPO-DA, PFBA, PFHxA, PFDA and their precursor compounds, as well as the precursor compounds of PFOS and PFOA, for public comment in April 2023. The Company submitted comments to the proposal in August 2023.
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
In October 2024, EPA finalized Aquatic Life Criteria for PFOA and PFOS. These criteria may be used by states in developing water quality standards and setting wastewater discharge permit limits under the Clean Water Act. In December 2024, EPA published draft National Recommended Ambient Water Quality Criteria for the Protection of Human Health for PFOA, PFOS, and PFBS. These criteria, once finalized, may be used by states and tribes to establish water quality standards.
In December 2022, EPA issued guidance to states for incorporating PFAS requirements into the Clean Water Act National Pollution Discharge Elimination System ("NPDES") permit program, including recommendations that states require PFAS monitoring and incorporate limits for PFAS in industrial discharges. In June 2024, EPA submitted to OMB for review its proposed rule under the Clean Water Act setting Effluent Limitations Guidelines and Standards for PFAS Manufacturers Under the Organic Chemicals, Plastics and Synthetic Fibers Point Source Category. In January 2025, EPA withdrew the proposed rule from OMB review.
EPA has also taken several actions to increase reporting and restrictions regarding PFAS under the Toxic Substances Control Act ("TSCA") and the Toxics Release Inventory ("TRI"), which is a part of the Emergency Planning and Community Right-to-Know Act. EPA has added at least 196 PFAS compounds to the list of substances that must be included in TRI reports. In October 2023, EPA finalized a rule that requires TRI reporting of de minimis uses of those TRI-listed PFAS. In October 2024, EPA proposed adding 16 additional individual PFAS and 15 categories of PFAS (representing more than 100 individual substances) to the TRI. The proposed rule would set a reporting threshold of 100 pounds for each of the 15 categories, and some of the already-listed PFAS would be reclassified to fall within the 15 categories.
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
In March 2024, EPA issued a TSCA test order requiring two manufacturers, including 3M, to conduct certain health and safety testing on NMeFOSE, a PFAS substance. 3M has not manufactured or processed NMeFOSE for over 20 years and, in January 2025, EPA confirmed that 3M is not subject to the test order.

In August 2024, three states (New Jersey, New Mexico, and North Carolina) petitioned EPA to list PFOA, PFOS, PFNA, and HFPO-DA as hazardous air pollutants under Clean Air Act and to establish emission standards from source categories. EPA has 18 months to respond to the petition.
In December 2024, EPA proposed updates to its general industrial stormwater permit applicable to various industries, including chemical manufacturing. The updates include provisions that, if finalized, would require dischargers in those sectors and in jurisdictions where EPA is the permitting authority to monitor for certain PFAS in their stormwater discharges and report the results.
In January 2025, EPA released a draft risk assessment for PFOA and PFOS in biosolids. Public comments on the EPA’s draft are due in March 2025. If finalized, that risk assessment could inform future regulations on PFAS in wastewater and biosolids.
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
States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin. Several other states, including Idaho and North Carolina, have started processes to adopt EPA’s federal drinking water standards for PFAS into state rules.
In 2021 and 2022, California finalized its listing of PFOS (and its salts and transformation and degradation precursors) and PFOA as carcinogens and reproductive toxicants, and PFNA as a reproductive toxicant under its Proposition 65 law. California has also proposed listing PFDA, PFHxS, and PFUnDA as reproductive toxicants under Proposition 65.
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE has appealed this ruling to the Michigan Supreme Court. Oral argument was held in November 2024, and the parties submitted supplemental briefing in December 2024.
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
In May 2023, Minnesota enacted a law that includes broad PFAS prohibitions and reporting obligations. The statute bans the sale of products in 11 categories containing intentionally added PFAS beginning January 1, 2025. The law further requires that manufacturers of any products containing intentionally added PFAS that are sold, offered for sale, or distributed in Minnesota must submit notifications to the Minnesota Pollution Control Agency ("MPCA") by January 1, 2026. The statute also includes a general prohibition on sales of PFAS-containing products starting January 1, 2032, unless the MPCA has determined through a rulemaking that the use of PFAS in the product is unavoidable. In September 2023, the MPCA initiated a rulemaking process to implement the law's reporting obligations. The MPCA has also initiated a separate rulemaking concerning currently unavoidable uses of PFAS under the law.
Certain states, including Colorado, California, Connecticut, Hawaii, Maryland, Massachusetts, Nevada, New York, Oregon, Rhode Island, Vermont, and Washington, have enacted restrictions on PFAS in certain categories of products, including textiles, children’s products, cosmetics, fire fighter personal protective equipment and food packaging products.
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

Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to alleged PFAS contamination of properties and water supplies by 3M’s Decatur, Alabama manufacturing facility. 3M continues to make payments pursuant to these resolutions. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement an Interim Consent Order that 3M entered into with the Alabama Department of Environmental Management (“ADEM") in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions.
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County draws its drinking water. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) issued a conditional transfer order of this case to the AFFF federal Multi-District Litigation ("MDL") in December 2024. Plaintiff’s motion to remand the case to state court remains pending.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. The JPML issued a conditional transfer order of this case to the AFFF MDL in December 2024. Plaintiff’s motion to remand the case to state court remains pending.
Since December 2023, a number of personal injury actions have been filed against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur. 3M has removed these cases to federal court, where they were transferred to the AFFF MDL. Plaintiffs have filed motions to remand most of these cases back to state court.
State Attorneys General Litigation Related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants related to alleged PFAS contamination. A number of these lawsuits are now pending in the federal MDL in South Carolina regarding AFFF, described further below, and there are also multiple state attorneys general lawsuits that are proceeding outside the AFFF MDL. Several state attorneys general have also filed multiple lawsuits against 3M and other defendants. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in state or federal court and inside AFFF MDL or outside of the AFFF MDL. Cases at times are moved to the AFFF MDL or remanded to another venue, such as state court.
The lawsuits generally seek on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, consumer protection civil penalties, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
Examples of state attorneys general lawsuits that are proceeding outside the AFFF MDL are described below.
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue and because 3M allegedly sent PFAS-containing waste to one of the facilities for disposal. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the facilities at issue and the allegedly affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. 3M and the NJDEP continue mediation. The court has set a revised trial commencement date in May 2025 in the Salem County case, while the Middlesex County case remains on administrative termination.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M’s appeal of the order remanding the case to state court.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The federal court scheduled a hearing on 3M's appeal in February 2025. The state court has set an August 31, 2025 trial-ready date for the matter.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, the Seventh Circuit affirmed the order remanding the case to state court. The state court held a hearing in December 2024 on a motion to dismiss filed by 3M.
Maine. In March 2023, the Maine Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The state court dismissed the state's strict liability and trespass claims but denied the remainder of 3M's motion to dismiss in December 2024.
Maryland. In May 2023, the Maryland Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In July 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the South Carolina Attorney General case, as described below. Oral argument was heard in October 2024. The state court has stayed the case pending the outcome of that appeal.
South Carolina. In August and October 2023, the South Carolina Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In November 2023, 3M removed the other case directly to the AFFF MDL in federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the Maryland Attorney General case, as described above. Oral argument was heard in October 2024. In the meantime, the case has been proceeding in state court. 3M filed a motion to dismiss, which was denied in July 2024. Discovery is proceeding.
Connecticut. In January 2024, the Connecticut Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. Following 3M's removal of the other lawsuit to federal court, the federal court remanded that other lawsuit to state court. 3M filed a notice of appeal from the remand order in December 2024, and a motion to dismiss in January 2025.
Texas. In May 2023, the Texas Attorney General filed a lawsuit alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. That lawsuit was transferred to the AFFF MDL. In December 2024, the Texas Attorney General filed a second complaint against 3M, DuPont and Chemours in Texas state court alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act in connection with the advertising, marketing, and sale of PFAS-containing consumer products. In January 2025, 3M filed a special appearance to contest personal jurisdiction and removed the case to federal court.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of December 31, 2024, more than 6,000 lawsuits alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use are pending against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of forms of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. 3M also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in the AFFF MDL or outside of the AFFF MDL, with some cases being moved to the AFFF MDL or remanded to another venue, such as state court.

AFFF MDL and Water System Cases
In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past five years, the parties in the MDL have conducted and are continuing to conduct ongoing master discovery and discovery regarding specific groups of cases, including public water supplier, personal injury, and attorneys general cases, among other types of cases.
In September 2022, the court issued an order denying defendants' MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
On June 22, 2023, 3M entered into a class-action settlement to resolve a wide range of drinking water claims by public water systems in the United States (the “PWS Settlement”), which was approved by the court in March 2024 and took effect in May 2024. Eligible class members are United States public water systems as defined in the PWS Settlement. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses.
In the MDL, following the PWS Settlement, a number of cases filed by PWS are still pending. Most of the PWS that have filed claims against 3M are participating in the PWS Settlement, and the parties are in the process of implementing the dismissal of released claims in accordance with the court's final approval order. Of the PWS that did not participate in the PWS settlement, some are in the MDL and some are proceeding outside the MDL.
3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement. 3M recorded a pre-tax charge of $10.3 billion in the second quarter of 2023. The charge reflected the present value (discounted at an estimated 5.2% interest rate at time of proposed settlement) of the expected $12.5 billion nominal value of 3M’s payments under the PWS Settlement. The PWS Settlement, as amended to include payments to certain other water providers, calls for 3M to make payments from 2024 through 2036. The actual amounts that 3M will pay will be determined in part by which class members that do not have a positive test result for the presence of PFAS in their drinking water (as defined by the PWS Settlement) as of the date of the PWS Settlement and those that receive such a test result by the end of 2025.
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the     25 bellwether cases to undergo additional discovery, including expert discovery. In January 2025, the Court issued an order setting the first bellwether personal injury trial to begin on October 20, 2025. At the Court's direction, the parties continue to negotiate processes for bellwethers of certain other personal injury claims. In November 2024, the Court issued an order directing the parties to work together to develop a process to select 15 sites allegedly contaminated with PFAS for the purpose of conducting focused product identification discovery. The parties will confer and report to the Court at the conclusion of the process as to proposed next steps.
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
The Company is aware of other AFFF suits outside the AFFF MDL in which the Company has been named as a defendant. 3M anticipates seeking to have most of these cases be removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals.
Separately, the Company is aware of pre-suit claims or demands by other parties related to the use and disposal of AFFF, one of which purports to represent a large group of firefighters.
Other PFAS-related Product and Environmental Litigation
Numerous other PFAS-related suits naming 3M as a defendant have been filed outside the MDL in courts across the country in which 3M has been named a defendant. The Company anticipates seeking to have most of the cases that relate to AFFF be removed to federal court and transferred to the MDL. However, some of these cases are likely to remain in state or federal courts outside of the MDL.

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
In Alabama, 3M, together with multiple co-defendants, is defending several state court cases brought by municipal water utilities. The plaintiffs in one of these cases (Shelby/Talladega Counties) are water utilities alleging that carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River in Alabama. The case has a trial date in February 2026. In the second action, 3M is defending a putative class action by the Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the EPA. A trial date in the case has been set in June 2026. In the third case, the city of Albertville, Alabama filed suit for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer located upriver in Alabama. Defendants filed a joint motion to dismiss in May 2024, which is still pending. In the fourth case, the city of Mobile alleges that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the Court granted 3M’s and several other defendants’ motions to dismiss and in November 2024, 3M’s co-defendants filed a motion asking the Court to certify the dismissal order as a final judgment. In the fifth case, the Town of Pine Hill, Alabama filed suit alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal court, and moved to transfer the case to the AFFF MDL. Plaintiff has filed a motion to remand the case to state court and an opposition to transfer. In the sixth case, the City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M removed the case to federal court and moved to transfer the case to the AFFF MDL. Plaintiff has filed a motion to remand the case to state court and an opposition to transfer.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court.
In Georgia, 3M, together with co-defendants, is also defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. The case is in discovery and no trial date has been set.
Another case originally filed in Georgia state court was brought by individuals asserting PFAS contamination by the Georgia carpet manufacturers and seeking economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were recently dismissed. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending.
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendant’s, the City of Calhoun, Georgia, has filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. Motions to dismiss have been denied, and these claims are in active discovery. In July 2024, the City of Lyerly sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. 3M has moved to dismiss those claims and oral argument on that motion took place on January 16, 2025.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia against 3M, DuPont, and Daikin alleging various counts of tort and contract liability, including fraud, related to sales of fluorochemicals.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a suit against 3M, DuPont, Dakin, and several carpet manufacturers seeking clean-up costs under CERCLA for alleged PFAS contamination related to the Dalton Land Application System, which is a field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s.

In December 2024, Murray County, Georgia filed suit against 3M, DuPont, Daikin, and several carpet manufacturers seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County.
In Delaware, 3M is defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs allege that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers have also been named as defendants. This case was removed to federal court, and in September 2022, the court dismissed all but plaintiffs’ negligence claim. In November 2022, plaintiffs filed a third amended complaint seeking to replead certain previously dismissed claims and, in August 2023, the court once again dismissed all but plaintiffs' negligence claim. Plaintiffs filed a motion for class certification in August 2024, and 3M filed a motion for summary judgment in December 2024. Both motions are now being briefed by the parties.
In New Jersey,3M, together with several co-defendants, is also defending numerous cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle for an immaterial amount with the plaintiffs in certain cases that sought property damages, subject in certain cases to court approval. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their adult children.
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
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in November 2022, and 3M and DuPont filed a joint motion to dismiss, which was largely denied in September 2023. In August of 2024, a companion personal injury case was filed in South Carolina. 3M removed this case to federal court.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids. The lawsuit alleges property damage and also seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. 3M filed a motion to dismiss the second amended complaint in March 2023, which was granted in part and denied in part in December 2023. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery.
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
In December 2024, 3M was named as a defendant in a putative class action brought in federal court by several private well owners near 3M's Wausau Greystone quarry seeking to recover for property damages and medical monitoring related to alleged PFAS contamination. The case also includes (non-class) personal injury claims on behalf of select plaintiffs.

In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. The earliest of these suits, filed in November 2023, has been removed to federal court and is currently stayed. The remaining two cases were filed in September 2024 and 3M has removed these cases to federal court.
In Missouri, in April 2024, 3M and certain DuPont-related entities were added as defendants to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied 3M's motion to dismiss. The court has set a trial date in May 2027. In May 2024, 3M was named as a defendant in a putative class action brought by individuals claiming exposure to PFAS from drinking water in Canton, Missouri. This case was transferred to the AFFF MDL.
In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. 3M filed a motion to transfer the case to the AFFF MDL, which was denied. 3M filed a motion to dismiss in December 2024.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, 3M was named as a defendant in a new putative nationwide class action by the same named plaintiff who filed the Ohio suit that was dismissed and is described above. The new suit was brought against only 3M and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 ppb or more of PFOS and PFOA (combined) manufactured by defendants. 3M was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, 3M filed a motion to dismiss the lawsuit, which motion is pending.
In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. A co-defendant removed the case to federal court, where plaintiff has moved to remand the case to state court. 3M has filed a motion for transfer to the AFFF MDL.
In Minnesota, in August 2024, 3M, DuPont, and Chemours were named in a putative nationwide class action brought on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit alleges claims under RICO and state consumer protection, product liability, and nuisance laws. 3M filed a motion to dismiss in November 2024.
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
In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M submitted its initial response to the request in December 2024 and continues to cooperate with EPA.

Cordova, Illinois
The Company is authorized to discharge wastewater from its Cordova plant pursuant to an NPDES permit issued by the Illinois Environmental Protection Agency (“IEPA”). As previously reported, in November 2019, the Company disclosed to the EPA, and, in January 2020, disclosed to the IEPA, that the Company's NPDES permit for the Cordova facility did not include all PFAS that had been identified in its water discharge. An application to add to the plant's permit the additional PFAS was submitted to IEPA, and the Company has now brought on-line and continues to optimize a wastewater treatment specifically designed to treat PFAS. The Company continues to work with the EPA and IEPA. IEPA has not acted on the pending application.
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
In May 2022, the Company received a notice of potential violation and opportunity to confer and a notice of intent to file a complaint from EPA alleging violations of RCRA related to the use of tanks associated with certain chemical processes at the Cordova facility. While not admitting to the alleged violations, the Company elected to resolve the matter by entering into a Consent Agreement and Final Order with EPA in September 2024. As part of the settlement, the Company agreed to pay an immaterial penalty. In July 2023, 3M received from the EPA a draft for discussion of a consent order under RCRA. That order would require 3M to conduct an investigation to determine the nature and extent of PFAS contamination at and around its Cordova facility, among other items. In January 2025, the Company reached an agreement with the EPA on the terms of the consent order.
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
Decatur, Alabama
In Alabama, as previously disclosed, the Company entered into a voluntary remedial action agreement with the Alabama Department of Environmental Management (ADEM) to remediate the presence of PFAS in the soil and groundwater at the Company’s manufacturing facility in Decatur, Alabama. With ADEM’s agreement, 3M substantially completed installation of a multilayer cap on the former sludge incorporation areas.
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
The Company is authorized to discharge wastewater from its Decatur plant pursuant to an NPDES permit issued by ADEM. In June 2019, as previously reported, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both the EPA and ADEM. In addition, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM and temporarily idled certain manufacturing processes at 3M Decatur. An application to add the additional PFAS to its NPDES permit was submitted to ADEM and the Company installed additional wastewater treatment controls to address PFAS. The wastewater controls are currently being upgraded and optimized. ADEM has not acted on the request to modify the NPDES permit.
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

3M and ADEM agreed to the terms of an interim Consent Order in July 2020 to cover all PFAS-related wastewater discharges and air emissions from the Company’s Decatur facility. Under the interim Consent Order, the Company’s principal obligations include commitments related to (i) future ongoing site operations such as (a) providing notices or reports and performing various analytical and characterization studies and (b) future capital improvements; and (ii) remediation activities, including on-site and off-site investigations and studies. Obligations related to ongoing future site operations under the Consent Order or any further investigations may involve additional operating costs and capital expenditures over multiple years.
Cottage Grove, Minnesota
The Company is authorized to discharge wastewater from its Cottage Grove plant pursuant to an NPDES permit issued by the Minnesota Pollution Control Agency (MPCA). As previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility and, in March 2020, disclosed this matter to the EPA and MPCA. The Company submitted an application to add the additional PFAS to its NPDES permit. The Company is currently installing a new wastewater treatment system to address PFAS.
The Company continues to work with the MPCA pursuant to the terms of an ongoing and previously disclosed May 2007 Settlement Agreement and Consent Order ("SACO") to address the presence of certain PFAS compounds in the soil and groundwater at former disposal sites in Washington County, Minnesota (Oakdale and Woodbury) and at the Company’s manufacturing facility at Cottage Grove, Minnesota. Under this agreement, the Company’s principal obligations include (i) evaluating releases of certain PFAS compounds from these sites and proposing response actions, including actions to provide treatment or alternative drinking water upon identifying any level exceeding a Health Based Value ("HBV") or Health Risk Limit ("HRL") (i.e., the amount of a chemical in drinking water determined by the Minnesota Department of Health (MDH) to be safe for human consumption over a lifetime) for certain PFAS compounds for which a HBV and/or HRL exists; (ii) remediating identified sources of other PFAS compounds at these sites that are not controlled by actions to remediate PFOA and PFOS; and (iii) sharing information with the MPCA about certain perfluorinated compounds. The Company also continues to implement the previously disclosed 2008 remedial decision adopted by MPCA for the Woodbury and Oakdale sites and the 2009 remedial decision adopted by MPCA for the Cottage Grove site.
In January 2024, the MDH issued updated, more stringent, HBVs for PFOA and PFOS. In October 2024, MDH proposed HRLs for PFOA and PFOS. 3M continues to evaluate any potential impact of these developments on its obligations under the SACO.
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
In July 2024, MPCA published for public comment a draft Clean Water Act permit for the Cottage Grove facility that contains significantly revised effluent limits for certain PFAS in compounds in water discharged from the facility, some of which are below current limits of quantification for those compounds. 3M engaged with the MPCA on the draft permit through the public comment period and submitted comments to the permit in August 2024. In response to comments submitted by 3M and other interested parties, in December 2024, MPCA issued a revised draft Clean Water Act permit for the Cottage Grove facility. 3M is engaging with the MPCA on the revised draft permit. The outcome of the Clean Water Act permit issuance process for the Cottage Grove facility could have a significant adverse impact on the facility's operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities.
Hutchinson, Minnesota
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
For environmental matters and litigation described above, unless otherwise described below, no liability has been recorded as the Company believes liability in those matters is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. The Company’s environmental liabilities and insurance recovery are described below.
Environmental Liabilities and Insurance Recoveries
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During 2024, primarily as a result of interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by $0.7 billion and made related payments of $3.1 billion. As of December 31, 2024, the Company had recorded liabilities of $8.6 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($2.0 billion) and other liabilities ($6.6 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of December 31, 2024, the Company had recorded liabilities of $38 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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
The Company has both pre-1986 general and product liability occurrence coverage and post-1985 occurrence reported product liability and other environmental coverage for environmental matters and litigation. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers; and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage. During 2024, the Company recorded $27 million in insurance recovery benefits related to the environmental matters and litigation and the Company's efforts to cover a portion of the environmental liabilities continues.
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
Product Liability Litigation
Combat Arms Earplugs Litigation and Insurance Recoveries
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

Implementation of the CAE Settlement terms began in September 2023, when 3M paid $10 million to fund administrative expenses connected to the settlement and paid $147 million in exchange for releases from certain bellwether plaintiffs that obtained a verdict against 3M and the Aearo defendants. 3M paid $250 million in December 2023 related to the receipt of expedited releases, and made a payment of an additional $253 million on January 31, 2024 based on 100% participation level of "wave" case claimants. On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99% of claimants were either participating in the settlement or have been dismissed with prejudice. With a 98% participation threshold having been met, the Company made the payments noted below pursuant to the payment schedule set forth in the amended settlement agreement. The current claimant participation level under the settlement agreement (including claims dismissed with prejudice) exceeds 99%; however, existing or new litigation may continue in the United States and internationally relating to the products that are the subject of the settlement. For example, the Company is aware of a writ of summons that was filed in Australia on behalf of purported users of the Company's earplug products.
In addition, Aearo and the Company are actively engaged in insurance recovery activities to offset a portion of the settlement payments. Formal recovery processes are underway through a lawsuit filed in Delaware, as well as arbitration proceedings. The Company’s aggregate liabilities are unlikely to be fully covered by applicable insurance, and, to the extent covered, will exceed the applicable limits of such insurance.
During 2024, the Company reflected $322 million of benefits from insurance recoveries related to the Combat Arms Earplugs litigation. Through December 31, 2024, the Company has recorded $322 million in total insurance recovery benefits related to the Combat Arms Earplugs litigation. Pursuant to the CAE Settlement, these insurance recoveries are provided to the Qualified Settlement Fund as part of the consideration for the settlement.
During 2024, the Company increased its existing accrual for Combat Arms Earplugs by approximately $0.2 billion for interest accretion on the CAE Settlement and made the related payments noted above of approximately $1.5 billion. As of December 31, 2024, the Company had an accrued liability of $3.7 billion related to Combat Arms Earplugs. This amount is reflected within contingent liability claims and other ($1.3 billion within other current liabilities and $2.4 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company also made an aggregate of $723 million in payments (scheduled payments plus insurance recoveries) in January 2025 pursuant to the amended settlement agreement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
NOTE 20. Leases
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
The following table summarizes the components of operating lease cost:

(Millions)	2024	2023	2022
Operating lease cost	$210	$259	$281
Variable lease cost	114	103	101
Total operating lease cost	$324	$362	$382
Short-term lease cost and income related to sub-lease activity is immaterial for the Company.
Supplemental balance sheet, lease term and discount rate information related to operating leases is as follows:

		December 31,
(Millions unless noted)	Location on face of Balance Sheet	2024	2023
Right of use assets	Operating lease right of use assets	$565	$657
Current liability	Operating lease liabilities - current	163	192
Noncurrent liability	Operating lease liabilities	405	464

Weighted average remaining lease term (in years):		5.3	5.6
Weighted average discount rate:		3.5%	3.0%
The consolidated statements of cash flows include the results of continuing and discontinued operations. Supplemental cash flow information related to operating lease is as follows:

(Millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	$212	$260	$281
Right of use assets obtained in exchange for operating lease liabilities:	196	262	251

Sale leased-back activity for the periods presented was not material.
Maturities of operating leases as of December 31, 2024 are as follows:

(Millions)
2025	$181
2026	132
2027	91
2028	63
2029	40
After 2029	106
Total expected lease payments	613
Less: Amounts representing interest	(45)
Present value of future minimum lease payments	568
Less: Current obligations	163
Long-term obligations	$405
As of December 31, 2024, the Company has an immaterial amount of additional operating lease commitments that have not yet commenced. These commitments pertain to 3M’s right of use of certain buildings.
NOTE 21. Stock-Based Compensation
At the May 2021 Annual Meeting, the shareholders approved the Amended and Restated 3M Company 2016 Long-Term Incentive Plan (LTIP), which included an increase of 26,633,508 in the number of shares available for issuance. Awards may be issued in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, other stock awards, and performance units and performance shares. As of December 31, 2024, the remaining shares available for grant under the LTIP Program are 21 million and there were approximately 7,100 participants with outstanding options, restricted stock, or restricted stock units.
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

(Millions)	2024	2023	2022
Cost of sales	$39	$38	$42
Selling, general and administrative expenses	185	165	153
Research, development and related expenses	44	38	39
Stock-based compensation expenses	268	241	234
Income tax benefits	(31)	(41)	(58)
Stock-based compensation expenses (benefits), net of tax	$237	$200	$176
Stock Option Program: The following table summarizes stock option activity:

(Options in thousands)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (months)	Aggregate Intrinsic Value (millions)
Under option —
As of January 1, 2024	34,683	$167.38
Expired	(3,689)	130.83
Solventum exits	(2,558)	169.45
Share conversion	3,942	151.08
Granted	528	97.15
Exercised	(218)	120.80
Forfeited	(165)	123.91
As of December 31, 2024	32,523	150.50	43	$55
Options exercisable
As of December 31, 2024	29,959	$153.29	39	$12
Stock options generally vest over a period from one to three years with the expiration date at ten years from date of grant. As of December 31, 2024, there was $8 million of compensation expense that has yet to be recognized related to non-vested stock option based awards. This expense is expected to be recognized over the remaining weighted-average vesting period of 17 months.
The following table summarizes additional information relative to stock options exercised during the respective years:

(in millions)	2024	2023	2022
Cash received from options exercised	$26	$147	$205
Intrinsic value of options exercised	3	29	116
Tax benefit realized related to options exercised	1	6	24
For the primary annual stock option grant, the weighted average fair value at the date of grant was calculated using the Black-Scholes option-pricing model and the assumptions that follow.

	2024	2023	2022
Exercise price	$97.15	$116.90	$162.41
Risk-free interest rate	4.4%	3.8%	1.9%
Dividend yield	3.8%	3.3%	2.9%
Expected volatility	24.6%	22.8%	21.8%
Expected life (months)	95	84	83
Black-Scholes fair value	$20.53	$22.22	$25.34
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

Restricted Stock Units: The following table summarizes restricted stock unit activity:

(Units in thousands)	Number of Units	Weighted Average Grant Date Fair Value
Nonvested balance —
As of January 1, 2024	3,798	$136.55
Vested	(737)	163.69
Solventum exits	(815)	122.38
Share conversion	328	115.54
Granted	4,001	98.01
Forfeited	(425)	109.27
As of December 31, 2024	6,150	104.83
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
As of December 31, 2024, there was $251 million of compensation expense that has yet to be recognized related to non-vested restricted stock and restricted stock units. This expense is expected to be recognized over the remaining weighted-average vesting period of 24 months.
The following table summarizes additional information relative to restricted stock units for the respective years:

(in millions, except per-unit amounts)	2024	2023	2022
Weighted-average grant-date fair value of restricted stock units (per unit) that were granted	$98.01	$114.71	$160.24
Intrinsic value of restricted stock units that vested	73	81	88
Tax benefit realized related to restricted stock units that vested	14	16	17
Performance Shares: Instead of restricted stock units, the Company makes annual grants of performance shares to members of its executive management. The 2024 performance criteria for these performance shares (organic sales growth, free cash flow growth, and earnings per share growth) were selected because the Company believes that they are important drivers of long-term stockholder value. The number of shares of 3M common stock that could actually be distributed at the end of the three-year performance period may be anywhere from 0% to 200% of each performance share granted, depending on the performance of the Company during such performance period. When granted, these performance shares are awarded at 100% of the estimated number of shares at the end of the three-year performance period and are reflected under “Granted” in the table below. Non-substantive vesting requires that expense for the performance shares be recognized over one or three years depending on when each individual became a 3M executive. The performance share grants accrue dividends; therefore, the grant date fair value is equal to the closing stock price on the date of grant. Since the rights to dividends are forfeitable, there is no impact on basic earnings per share calculations. Weighted average performance shares whose performance period is complete are included in computation of diluted earnings per share.
The following table summarizes performance share activity:

(Shares in thousands)	Number of Shares	Weighted Average Grant Date Fair Value
Undistributed balance —
As of January 1, 2024	360	$136.95
Vested	(101)	176.72
Solventum Exits	(3)	144.75
Share conversion	51	113.35
Granted	338	97.82
Performance change	240	100.86
Forfeited	(103)	102.67
As of December 31, 2024	782	101.99
As of December 31, 2024, there was $27 million of compensation expense that has yet to be recognized related to performance shares. This expense is expected to be recognized over the remaining weighted-average earnings period of 23 months.
The following table summarizes additional information relative to performance shares for the respective years:

(in millions, except per-share amounts)	2024	2023	2022
Weighted average grant date fair value per performance share that were granted	$97.82	$110.21	$144.77
Intrinsic value of performance shares that were distributed	9	19	21
Tax benefit realized related to performance shares that were distributed	2	5	4
General Employees’ Stock Purchase Plan (GESPP): As of December 31, 2024, shareholders have approved 60 million shares for issuance under the Company’s GESPP. Substantially all employees are eligible to participate in the plan. Participants are granted options at 85% of market value at the date of grant. There are no GESPP shares under option at the beginning or end of each year because options are granted on the first business day and exercised on the last business day of the same month.
The weighted-average fair value per option granted during 2024, 2023 and 2022 was $16.76, $15.77 and $21.20, respectively. The fair value of GESPP options was based on the 15% purchase price discount. The Company recognized compensation expense for GESPP options of $12 million, $21 million, and $31 million in 2024, 2023 and 2022, respectively.
NOTE 22. Business Segments and Geographic Information
3M’s businesses are organized, managed and internally grouped into segments based on differences in markets, products, technologies and services. 3M manages its continuing operations in three business segments: Safety and Industrial; Transportation and Electronics; and Consumer. 3M’s three business segments bring together common or related 3M technologies, enhancing the development of innovative products and services and providing for efficient sharing of business resources. On April 1, 2024, 3M completed the previously announced separation of its Health Care business as a separate public company, Solventum (see Note 2 for additional information). 3M is an integrated enterprise characterized by substantial intersegment cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the operating income information shown.
3M discloses business segment operating income (loss) as its measure of segment profit/loss, reconciled to both total 3M operating income (loss) and income before taxes. Business segment operating income (loss) excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Unallocated and Other”). Business segment disclosures consider information used by/provided to 3M's chief operating decision maker (CODM). For 3M, the CODM is the chief executive officer. The CODM uses business segment operating income (loss) to allocate resources to segments in the planning and forecasting process along with periodic ongoing reviews of results and overall market activity.
3M made certain changes to the composition of segment information reviewed by 3M's CODM effective in the second quarter of 2024 largely as a result of the separation of Solventum and changes within its business segments effective in the first quarter of 2024. Accordingly, information provided herein reflects the impact of these changes for all applicable periods presented.
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
•Industrial specialty products such as personal hygiene products, masking, and packaging materials
•Electrical products and materials for construction and maintenance, power distribution and electrical original equipment manufacturers (OEMs)
•Structural adhesives and tapes
•Respiratory, hearing, eye and fall protection solutions
•Natural and color-coated mineral granules for shingles

Transportation and Electronics
•Advanced ceramic solutions
•Attachment/bonding, films, sound and temperature management for transportation vehicles
•Premium large format graphic films for advertising and fleet signage
•Reflective signage for highway, and vehicle safety
•Light management films and electronics assembly solutions
•Chip packaging and interconnection solutions
•Semiconductor production materials
•Solutions for data centers

Consumer
•Cleaning products for the home
•Consumer air quality products
•Picture hanging accessories
•Retail abrasives, paint accessories and safety products
•Stationery and office products
•Automotive appearance products
•Consumer bandages, tapes, braces and supports

Some seasonality impacts this business segment, for example back-to-school and holiday

Business Segment Information

Net Sales (Millions)	2024	2023	2022
Safety and Industrial	$10,961	$10,956	$11,604
Transportation and Electronics	8,380	8,501	8,902
Consumer	4,931	5,026	5,292
Total reportable business segment net sales	24,272	24,483	25,798
Corporate and Unallocated	271	90	82
Other	32	37	281
Total Company	$24,575	$24,610	$26,161

Significant Segment Expenses and Operating Performance (Millions)	2024	2023	2022
Safety and Industrial
Cost of sales	$5,965	$6,137	$6,510
Selling, general and administrative expenses	2,020	2,023	3,467
Research, development and related expenses	485	472	492
Safety and Industrial operating income (loss)	2,491	2,324	1,135
Transportation and Electronics
Cost of sales	5,106	5,524	5,413
Selling, general, administrative and goodwill impairment expenses	1,236	1,207	2,042
Research, development and related expenses	460	458	474
Transportation and Electronics operating income (loss)	1,578	1,312	973
Consumer
Cost of sales	2,912	3,064	3,252
Selling, general and administrative expenses	955	933	943
Research, development and related expenses	132	125	119
Consumer operating income (loss)	932	904	978
Total reportable business segment operating income (loss)	5,001	4,540	3,086
Corporate and Unallocated
Corporate special items:
Net costs for significant litigation	(45)	(14,785)	(877)
Divestiture costs	(20)	(13)	(8)
Gain on business divestitures	—	36	2,724
Divestiture-related restructuring actions	—	—	(41)
Russia exit (charges) benefits	—	18	(101)
Total corporate special items	(65)	(14,744)	1,697
Other corporate (expense) income - net	(108)	(540)	(484)
Total Corporate and Unallocated	(173)	(15,284)	1,213
Other	(6)	55	70
Total Company operating income (loss)	4,822	(10,689)	4,369

Other expense/(income), net	3	582	165
Income (loss) from continuing operations before income taxes	$4,819	$(11,271)	$4,204

	Assets		Depreciation & Amortization			Capital Expenditures
(Millions)	2024	2023	2024	2023	2022	2024	2023	2022
Safety and Industrial	$10,877	$11,212	$556	$530	$566	$373	$285	$512
Transportation and Electronics	6,531	6,826	458	537	410	468	723	562
Consumer	2,518	2,625	157	160	148	80	105	146
Corporate and Unallocated and Other	19,942	16,195	53	206	130	183	275	257
Total continuing operations	$39,868	$36,858	$1,224	$1,433	$1,254	$1,104	$1,388	$1,477
Assets subject to attribution to business segments largely include accounts receivable; inventories; property, plant and equipment; goodwill; intangible assets; and certain limited other assets. All other items are reflected in Corporate and Unallocated and Other. Accounts receivable and inventory are attributed based on underlying sales or activity. Property, plant and equipment are attributed to a particular business segment based on that item’s primary user while certain items such as corporate-shared headquarters/administrative centers, laboratories, distribution centers and enterprise software systems are reflected in Corporate and Unallocated and Other. Intangible assets and goodwill are largely directly associated with a particular reporting unit and attributed on that basis. Business segment depreciation reflected above is based on the underlying usage of assets (while the particular asset itself may be entirely reflected within a different business segment’s asset balance as its primary user). This depreciation also includes allocated depreciation associated with a number of the assets reflected in Corporate and Unallocated and Other as described above.
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
◦Corporate special items include net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters. In addition, during the voluntary chapter 11 bankruptcy period (which began in July 2022 and ended in June 2023), costs associated with the Aearo portion of respirator mask/asbestos matters were also included in corporate special items. Prior to the bankruptcy, costs associated with Combat Arms Earplugs matters were not included in the Corporate net costs for significant litigation special item, instead being reflected in the Safety and Industrial business segment. Corporate special items for the periods presented also include divestiture costs, gain on business divestitures, divestiture-related restructuring actions and Russia exit charges/benefits. Divestiture costs include costs that were not eligible to be part of discontinued operations related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture.
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

Geographic Information: Geographic area information is used by the Company as a secondary performance measure to manage its businesses. Export sales and certain income and expense items are generally reported within the geographic area where the final sales to 3M customers are made. Refer to Note 3 for geographic net sales.

	Property, Plant and Equipment - net
(Millions)	2024	2023
Americas	$5,284	$5,370
Asia Pacific	1,053	1,176
Europe, Middle East and Africa	1,051	1,144
Total continuing operations	$7,388	$7,690
United States net property, plant and equipment (PPE) was $5.0 billion and $5.0 billion at December 31, 2024 and 2023, respectively. China/Hong Kong net PPE was $0.4 billion and $0.4 billion at December 31, 2024 and 2023, respectively.
NOTE 23. Quarterly Data (Unaudited)
As discussed in Note 2, as a result of the April 2024 separation of Solventum, the historical net income of Solventum is reported in 3M's consolidated financial statements as discontinued operations. The below provides unaudited summarized quarterly financial information on this basis to allow for a meaningful comparison of continuing operations.

	2024
(Millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$6,016	$6,255	$6,294	$6,010	$24,575
Cost of sales	3,485	3,571	3,647	3,744	14,447
Net income (loss) from continuing operations including noncontrolling interest	710	1,210	1,376	728	4,024
Net income (loss) from continuing operations attributable to 3M	705	1,204	1,372	728	4,009
Net income (loss) from discontinued operations, net of taxes	223	(59)	—	—	164
Net income (loss) attributable to 3M	928	1,145	1,372	728	4,173

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$1.27	$2.17	$2.49	$1.34	$7.28
Earnings (loss) per share from continuing operations — diluted	1.27	2.17	2.48	1.33	7.26

Earnings (loss) per share from discontinued operations — basic	0.40	(0.10)	—	—	0.30
Earnings (loss) per share from discontinued operations — diluted	0.40	(0.10)	—	—	0.29

Earnings (loss) per share — basic	1.67	2.07	2.49	1.34	7.58
Earnings (loss) per share — diluted	1.67	2.07	2.48	1.33	7.55

	2023
(Millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$6,055	$6,283	$6,270	$6,002	$24,610
Cost of sales	3,744	3,728	3,716	3,795	14,983
Net income (loss) from continuing operations including noncontrolling interest	667	(7,166)	(2,523)	636	(8,386)
Net income (loss) from continuing operations attributable to 3M	662	(7,171)	(2,527)	634	(8,402)
Net income (loss) from discontinued operations, net of taxes	314	330	452	311	1,407
Net income (loss) attributable to 3M	976	(6,841)	(2,075)	945	(6,995)

Earnings (loss) per share attributable to 3M common shareholders:
Earnings (loss) per share from continuing operations — basic	$1.20	$(12.94)	$(4.56)	$1.14	$(15.17)
Earnings (loss) per share from continuing operations — diluted	1.20	(12.94)	(4.56)	1.14	(15.17)

Earnings (loss) per share from discontinued operations — basic	0.57	0.59	0.82	0.56	2.54
Earnings (loss) per share from discontinued operations — diluted	0.56	0.59	0.82	0.56	2.54

Earnings (loss) per share — basic	1.77	(12.35)	(3.74)	1.70	(12.63)
Earnings (loss) per share — diluted	1.76	(12.35)	(3.74)	1.70	(12.63)
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
b.The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.
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
In connection with the Separation, there were several processes, policies, operations, technologies and information systems that were transferred or separated. Through December 31, 2024, the Company continued to take steps to ensure that adequate controls were designed and maintained throughout this transition period.
Item 9B. Other Information
Insider Trading Arrangements and Policies
During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Disclosure Under Iran Threat Reduction and Syria Human Rights Act of 2012
The Company is making the following disclosure under Section 13(r) of the Exchange Act:
Protection of Intellectual Property Rights in Iran Pursuant to Specific License
As part of its intellectual property (“IP”) protection efforts, 3M has obtained and maintains patents and trademarks in Iran. Periodically, 3M pays renewal fees, through third-party IP service providers/counsel, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On February 28, 2024, the Office of Foreign Assets Control (“OFAC”) renewed 3M's specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counter terrorism authority pursuant to Executive Order 13224. 3M did not make any covered payments in the quarter ended December 31, 2024, and, as authorized by OFAC’s specific license, 3M previously reported an aggregate paid $412 as part of its intellectual property protection efforts in Iran. 3M plans to continue these IP rights protection activities, as authorized under the specific license.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
Documents Incorporated by Reference
In response to Part III, Items 10, 11, 12, 13 and 14, parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year-end of December 31, 2024) for its annual meeting to be held on May 13, 2025, are incorporated by reference in this Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of 3M is set forth under the caption “Proposal No. 1” in 3M’s proxy statement for its annual meeting of stockholders to be held on May 13, 2025 (“3M Proxy Statement”) and is incorporated by reference herein. Information about executive officers is included in Item 1 of this Annual Report on Form 10-K. The information required by Items 405, 407(c)(3), 407(d)(4), 407(d)(5) and 408(b) of Regulation S-K is contained under the captions “Corporate governance at 3M — Board membership criteria — Identification, evaluation, and selection of nominees,” “—Shareholder nominations – shareholder recommendations,” “—Shareholder nominations – advance notice bylaw,” “—Shareholder nominations – universal proxy rules,” “—Shareholder nominations – proxy access,” “Corporate governance at 3M — Board committees – Audit Committee” and "Corporate governance at 3M — — Board membership criteria — Securities trading policies" of the 3M Proxy Statement and such information is incorporated by reference herein.
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
Equity compensation plans information as of December 31, 2024 follows:

Equity Compensation Plans Information (1)	A	B	C
Plan Category (options and shares in thousands)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders
Stock options	32,523	$150.50	—
Restricted stock units	6,150		—
Performance shares	782		—
Non-employee director deferred stock units	230		—
Total	39,685		21,316
Employee stock purchase plan	—		18,247
Subtotal	39,685		39,563
Total	39,685		39,563
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
(a) (3) Exhibits. The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follow.
(b) Exhibits.
(2)Plan of acquisition, reorganization, arrangement, liquidation or succession

(2.1)	Separation and Distribution Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.
(3)Articles of Incorporation and bylaws

(3.1)	Certificate of Incorporation, as amended as of December 4, 2017, is incorporated by reference from our Form 8-K dated December 7, 2017.
(3.2)	Amended and Restated Bylaws, as adopted as of February 7, 2023, are incorporated by reference from our Form 8-K dated February 8, 2023.
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

(4.3)	Description of Securities is incorporated by reference from our Form 10-K for the year ended December 31, 2019.
(10)Material contracts and management compensation plans and arrangements:

(10.1)*	3M Company 2016 Long-Term Incentive Plan, as amended through May 8, 2023, is incorporated by referenced from our Form 10-K for the year ended December 31, 2023.
(10.2)*	Form of Stock Option Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.3)*	Form of Stock Appreciation Right Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
(10.4)*	Form of Restricted Stock Unit Award Agreement under the 3M Company 2016 Long-Term Incentive Plan is incorporated by reference from our Form 8-K dated May 12, 2016.
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

(10.10)*	Form of Stock Option Agreement for U.S. Employees under 3M 2008 Long-Term Incentive Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2008.
(10.11)*	Amended and Restated 3M VIP Excess Plan, as amended and restated effective April 1, 2024, is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.12)*	Amended and Restated 3M Deferred Compensation Excess Plan, as amended and restated effective December 1, 2021, is incorporated by reference from our Form 10-K for the year ended December 31, 2021.
(10.13)*	3M Performance Awards Deferred Compensation Plan is incorporated by reference from our Form 10-K for the year ended December 31, 2009.
(10.14)*	3M Annual Incentive Plan, as amended through May 8, 2023, is incorporated by referenced from our Form 10-K for the year ended December 31, 2023.
(10.15)*	3M Executive Severance Plan, as amended through August 9, 2023, is incorporated by referenced from our Form 10-K for the year ended December 31, 2023.
(10.16)*	3M Compensation Plan for Non-Employee Directors, as amended through November 8, 2004, is incorporated by reference from our Form 10-K for the year ended December 31, 2004.
(10.17)*	Amendment of 3M Compensation Plan for Non-Employee Directors is incorporated by reference from our Form 8-K dated November 14, 2008.
(10.18)*	Amendment of 3M Compensation Plan for Non-Employee Directors as of August 12, 2013, is incorporated by reference from our Form 10-Q for the quarter ended September 30, 2013.
(10.19)*	Amendment and Restatement of 3M Compensation Plan for Non-Employee Directors as of January 1, 2019, is incorporated by reference from our Form 10-K for the year ended December 31, 2018.
(10.20)*	3M Executive Life Insurance Plan, as amended, is incorporated by reference from our Form 10-K for the year ended December 31, 2017.
(10.21)*	Amended and Restated 3M Nonqualified Pension Plan I is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.22)*	Amended and Restated 3M Nonqualified Pension Plan II is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.23)*	Amended and Restated 3M Nonqualified Pension Plan III is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.24)
Registration Rights Agreement as of August 4, 2009, between 3M Company and State Street Bank and Trust Company as Independent Fiduciary of the 3M Employee Retirement Income Plan, is incorporated by reference from our Form 8-K dated August 5, 2009.

(10.25)*
Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after February 6, 2023 is incorporated by reference from our Form 10-K for the year ended December 31, 2022.

(10.26)*
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

(10.28)*	Offer Letter of Employment of William Brown, dated March 8, 2024 is incorporated by reference from our Form 10-Q for the quarter ended June 30, 2024.
(10.29)*	Offer letter of Employment of Anurag Maheshwari, dated July 26, 2024 is incorporated by reference from our Form 8-K dated August 1, 2024.
(10.30)	Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated May 11, 2023.
(10.31)	Amendment No. 1, dated July 7, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated July 10, 2023.

(10.32)	Amendment No. 2, dated September 18, 2023, to the Five-Year Credit Agreement dated as of May 11, 2023, is incorporated by reference from our Form 8-K dated September 18, 2023.
(10.33)	Settlement Agreement (and exhibits), dated as of June 22, 2023, of 3M Company is incorporated by reference from our Form 8-K dated June 22, 2023.
(10.34)	Settlement Agreements, dated as of August 29, 2023, of 3M Company is incorporated by reference from our Form 8-K dated August 29, 2023.
(10.35)	Amendment, dated January 26, 2024, to Combat Arms Settlement Agreement dated August 29, 2023, is incorporated by reference from our Form 8-K dated January 29, 2024.
(10.36)*	Aircraft Time Sharing Agreement, dated as of March 7, 2024, of 3M Company is incorporated by reference from our Form 10-Q for the quarter ended March 31, 2024.
(10.37)	Transition Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.38)	Employee Matters Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.39)	Transition Distribution Services Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+^
(10.40)	Transition Contract Manufacturing Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.41)	Stockholder’s and Registration Rights Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.42)	Intellectual Property Cross License Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.43)	Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.44)	Reverse Master Supply Agreement, dated as of March 31, 2024, by and between 3M Company and Solventum Corporation, is incorporated by reference from our Form 8-K dated April 4, 2024.+
(10.45)*	Form of Performance Share Award Agreement for performance share awards granted under the 3M Company 2016 Long-Term Incentive Plan on or after January 16, 2025 is filed herewith.

Filed herewith, in addition to items, if any, specifically identified above:

(19)	3M Company Insider Trading Policies and Procedures.
(21)	Subsidiaries of the Registrant.
(23)	Consent of independent registered public accounting firm.
(24)	Power of attorney.
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.1)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(32.2)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
(95)	Mine Safety Disclosures.
(97)	Recoupment Policy, as adopted on May 9, 2023, is filed herewith.
(101.INS)	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) (104)	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.
+ Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
^ Certain confidential information contained in this document, marked by [***], has been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3M COMPANY

By	/s/ Anurag Maheshwari
Anurag Maheshwari,
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
February 5, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 5, 2025.

Signature	Title
/s/ Michael F. Roman	Executive Chairman of the Board
/s/ William M. Brown	Chief Executive Officer (Principal Executive Officer and Director)
/s/ Theresa E. Reinseth	Senior Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Thomas K. Brown	Director
Audrey Choi	Director
Anne H. Chow	Director
David B. Dillon	Director
James R. Fitterling	Director
Amy E. Hood	Director
Suzan Kereere	Director
Gregory R. Page	Director
Pedro J. Pizarro	Director
Thomas W. Sweet	Director
Anurag Maheshwari, by signing his name hereto, does hereby sign this document pursuant to powers of attorney duly executed by the other persons named, filed with the Securities and Exchange Commission on behalf of such other persons, all in the capacities and on the date stated, such persons constituting a majority of the directors of the Company.

By	/s/ Anurag Maheshwari
Anurag Maheshwari, Attorney-in-Fact