Form 10-Q
period 2025-03-31
3M CO
filed 2025-04-22
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, $0.01 par value per share	538,181,362 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended March 31, 2025

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2025
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended March 31,
(Millions, except per share amounts)	2025	2024
Net sales	$5,954	$6,016

Operating expenses
Cost of sales	3,478	3,485
Selling, general and administrative expenses	945	1,128
Research, development and related expenses	285	254
Total operating expenses	4,708	4,867
Operating income	1,246	1,149

Other expense (income), net	(139)	220

Income from continuing operations before income taxes	1,385	929
Provision for income taxes	265	220
Income from continuing operations of consolidated group	1,120	709

Income from unconsolidated subsidiaries, net of taxes	2	1
Net income from continuing operations including noncontrolling interest	1,122	710

Less: net income attributable to noncontrolling interest	6	5
Net income from continuing operations attributable to 3M	1,116	705

Net income from discontinued operations, net of taxes	—	223
Net income attributable to 3M	$1,116	$928

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	543.8	555.0
Earnings per share from continuing operations — basic	$2.05	$1.27
Earnings per share from discontinued operations — basic	—	0.40
Earnings per share — basic	$2.05	$1.67

Weighted average 3M common shares outstanding — diluted	547.7	555.9
Earnings per share from continuing operations — diluted	$2.04	$1.27
Earnings per share from discontinued operations — diluted	—	0.40
Earnings per share — diluted	$2.04	$1.67
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Millions)	2025	2024
Net income attributable to 3M	$1,116	$928
Net income attributable to noncontrolling interest	6	5
Net income including noncontrolling interest	1,122	933
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	171	(208)
Defined benefit pension and postretirement plans adjustment	58	135
Cash flow hedging instruments	(29)	26
Total other comprehensive income (loss), net of tax	200	(47)
Comprehensive income including noncontrolling interest	1,322	886
Comprehensive (income) attributable to noncontrolling interest	(6)	(6)
Comprehensive income attributable to 3M	$1,316	$880
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$6,326	$5,600
Marketable securities — current	698	2,128
Accounts receivable — net of allowances of $52 and $60	3,501	3,194
Inventories
Finished goods	1,944	1,849
Work in process	1,097	1,051
Raw materials and supplies	828	798
Total inventories	3,869	3,698
Prepaids	485	493
Other current assets	778	771
Total current assets	15,657	15,884
Property, plant and equipment	23,643	23,406
Less: accumulated depreciation	(16,287)	(16,018)
Property, plant and equipment — net	7,356	7,388
Operating lease right of use assets	587	565
Goodwill	6,337	6,281
Intangible assets — net	1,185	1,210
Other assets	8,829	8,540
Total assets	$39,951	$39,868
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$1,169	$1,919
Accounts payable	2,756	2,660
Accrued payroll	451	712
Accrued income taxes	359	331
Operating lease liabilities — current	176	163
Other current liabilities	4,540	5,471
Total current liabilities	9,451	11,256
Long-term debt	12,307	11,125
Pension and postretirement benefits	1,804	1,813
Operating lease liabilities	415	405
Other liabilities	11,451	11,375
Total liabilities	35,428	35,974
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - March 31, 2025: 538,181,362, December 31, 2024: 539,470,303
Additional paid-in capital	7,301	7,229
Retained earnings	37,432	36,797
Treasury stock, at cost:	(34,747)	(34,462)
Shares at March 31, 2025: 405,851,694, December 31, 2024: 404,562,753
Accumulated other comprehensive income (loss)	(5,531)	(5,731)
Total 3M Company shareholders’ equity	4,464	3,842
Noncontrolling interest	59	52
Total equity	4,523	3,894
Total liabilities and equity	$39,951	$39,868
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
(Unaudited)

	Three months ended March 31,
(Millions)	2025	2024
Cash flows from operating activities
Net income including noncontrolling interest	$1,122	$933
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	290	430
Company pension and postretirement contributions	(23)	(48)
Company pension and postretirement expense	69	54
Stock-based compensation expense	85	29
Deferred income taxes	150	144
Changes in assets and liabilities
Accounts receivable	(259)	(76)
Inventories	(125)	(141)
Accounts payable	134	220
Accrued income taxes (current and long-term)	(3)	(21)
Other — net	(1,519)	(757)
Net cash provided by (used in) operating activities	(79)	767

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(236)	(375)
Proceeds from sale of PP&E and other assets	18	21
Purchases of marketable securities and investments	(156)	(399)
Proceeds from maturities and sale of marketable securities and investments	1,597	388
Other — net	(3)	(28)
Net cash provided by (used in) investing activities	1,220	(393)

Cash flows from financing activities
Change in short-term debt — net	—	(205)
Repayment of debt (maturities greater than 90 days)	(750)	(2,653)
Proceeds from debt (maturities greater than 90 days)	1,099	8,367
Purchases of treasury stock	(1,274)	(21)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	905	18
Dividends paid to shareholders	(396)	(835)
Other — net	(6)	(50)
Net cash provided by (used in) financing activities	(422)	4,621

Effect of exchange rate changes on cash and cash equivalents	7	(17)

Net increase (decrease) in cash and cash equivalents	726	4,978
Cash and cash equivalents at beginning of year	5,600	5,933
Cash and cash equivalents at end of period	$6,326	$10,911
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

3M Company and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1. Significant Accounting Policies
Basis of Presentation: The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its 2024 Annual Report on Form 10-K.
Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to current period presentation. In addition, information provided herein reflects the impact of the following changes for all applicable periods presented.
•As discussed in Note 2, on April 1, 2024, 3M completed the previously announced separation of its Health Care business (the Separation) resulting in Solventum becoming an independent public company. As a result, 3M no longer consolidates Solventum into 3M’s financial results and reports Solventum's historical net income, applicable assets and liabilities in 3M's consolidated financial statements as discontinued operations.
New Accounting Pronouncements: Refer to Note 1 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
NOTE 2. Discontinued Operations
On April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result, Solventum became an independent public company, 3M no longer consolidates Solventum into 3M’s financial results and the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations. Refer to Note 2 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for more information regarding the Separation and the various agreements (supply, transition and other agreements) that provide for the relationship between 3M and Solventum.
3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in "Corporate and Other" in Note 19, recorded as net sales and associated costs and recorded as a direct offset to associated costs within selling, general and administrative expenses, respectively. Solventum transition agreement income for the first three months of 2025 was approximately $50 million (approximately $0.2 billion gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements referenced above were approximately $0.4 billion and $0.2 billion, respectively, as of March 31, 2025 and as of December 31, 2024.
Information regarding net income from discontinued operations, net of taxes includes the following:

Three months ended March 31,
Net income from discontinued operations, net of taxes (millions)	2024
Net sales	$1,987
Cost of sales	844
Other operating expenses	791
Other expense (income), net	44
Income from discontinued operations before income taxes	308
Provision for income taxes	85
Net income from discontinued operations, net of taxes	$223
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

Three months ended March 31,
Selected Cash Flow Information from Discontinued Operations (millions)	2024
Depreciation and amortization	$139
Purchases of property, plant and equipment (PP&E)	77

NOTE 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended March 31,
Net sales (millions)	2025	2024
Abrasives	$317	$328
Automotive Aftermarket	290	306
Electrical Markets	325	305
Industrial Adhesives and Tapes	543	518
Industrial Specialties Division	288	290
Personal Safety	850	857
Roofing Granules	132	128
Total Safety and Industrial Business segment	2,745	2,732

Advanced Materials	218	263
Automotive and Aerospace	475	506
Commercial Branding and Transportation	616	610
Electronics	681	725
Total Transportation and Electronics Business segment	1,990	2,104

Consumer Safety and Well-Being	274	266
Home and Auto Care	299	305
Home Improvement	326	330
Packaging and Expression	225	239
Total Consumer Business segment	1,124	1,140

Corporate and Other	95	40
Total company	$5,954	$6,016

	Three months ended March 31,
Net sales by geographic area (millions)	2025	2024
Americas	$3,207	$3,150
Asia Pacific	1,722	1,768
Europe, Middle East and Africa	1,025	1,098
Worldwide	$5,954	$6,016
Americas included United States net sales to customers of $2.6 billion and $2.5 billion for the three months ended March 31, 2025 and 2024, respectively. Asia Pacific included China/Hong Kong net sales to customers of $0.7 billion for the three months ended March 31, 2025 and 2024.
NOTE 4. Divestitures
Refer to Note 4 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for more information on relevant pre-2025 divestitures.

NOTE 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Other	Total company
Balance as of December 31, 2024	4,469	1,496	258	58	6,281
Translation and other	38	12	6	—	56
Balance as of March 31, 2025	$4,507	$1,508	$264	$58	$6,337
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of March 31, 2025, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	March 31, 2025	December 31, 2024
Customer related	$1,331	$1,319
Patents	208	207
Other technology-based	373	371
Definite-lived tradenames	481	487
Other	47	47
Total gross carrying amount	2,440	2,431

Accumulated amortization — customer related	(963)	(935)
Accumulated amortization — patents	(208)	(207)
Accumulated amortization — other technology-based	(333)	(328)
Accumulated amortization — definite-lived tradenames	(300)	(300)
Accumulated amortization — other	(30)	(30)
Total accumulated amortization	(1,834)	(1,800)

Total finite-lived intangible assets — net	606	631

Indefinite lived intangible assets (primarily tradenames)	579	579
Total intangible assets — net	$1,185	$1,210
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense follows:

	Three months ended March 31,
(Millions)	2025	2024
Amortization expense	$26	$27
Expected amortization expense for acquired amortizable intangible assets recorded as of March 31, 2025 follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$78	$104	$85	$59	$57	$56	$167
3M expenses the costs incurred to renew or extend the term of intangible assets.

NOTE 6. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: As described in Note 6 in 3M's 2024 Annual Report on Form 10-K, in 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected (as updated to exclude discontinued operations) to impact approximately 8,000 positions worldwide. During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 1,100 positions and other actions resulting in a pre-tax charge of $187 million, the relevant portion of which relating to the first quarter is indicated in the table below. In the first quarter of 2025, management approved and committed to undertake additional actions resulting in a pre-tax charge as indicated in the table below. Since its beginning in 2023 through committed first quarter 2025 actions, this initiative impacted approximately 6,800 positions worldwide. Remaining activities related to the restructuring actions approved and committed through March 31, 2025 under this initiative are expected to be largely completed in 2025. 3M expects to commit to further actions under this initiative.
The related restructuring charges for periods presented were recorded in the income (loss) statement as follows:

	Three months ended March 31,
(Millions)	2025	2024
Cost of sales	$1	$2
Selling, general and administrative expenses	12	91
Research, development and related expenses	—	10
Total operating income impact	$13	$103
The business segment operating income (loss) impact of these restructuring charges is summarized as follows:

	Three months ended March 31,
	2025	2024
(Millions)	Employee related	Employee related	Asset-related and other	Total
Safety and Industrial	$6	$26	$20	$46
Transportation and Electronics	4	9	14	23
Consumer	3	5	9	14
Corporate and Other	—	6	14	20
Total operating expense	$13	$46	$57	$103
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-related
Accrued restructuring action balance as of December 31, 2024	$80
Incremental expense (benefit) incurred in the first quarter of 2025	13
Adjustments	(5)
Cash payments	(27)
Accrued restructuring action balance as of March 31, 2025	$61
2023 to 2025 PFAS Exit Actions: As described in Note 6 in 3M's 2024 Annual Report on Form 10-K, 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025 and began related workforce actions in 2023. In the first quarter of 2024, management approved and committed to undertake actions resulting in an immaterial pre-tax charge. During the first quarter of 2025, such actions resulted in a pre-tax charge as indicated in the table below. These charges were reflected within the Transportation and Electronics business segment and primarily impacted cost of sales. This initiative, beginning in 2023 through committed 2025 actions, impacted approximately 1,200 positions worldwide. The remaining period of activities related to these approved and committed actions aligns with 3M's PFAS exit timeframe.

(Millions)	Employee-related
Accrued restructuring action balance as of December 31 2024	$86
Incremental expense incurred in the first quarter of 2025	5
Cash payments	(12)
Accrued restructuring action balance as of March 31, 2025	$79

NOTE 7. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended March 31,
(Millions)	2025	2024
Interest expense	$255	$341
Interest income	(79)	(110)
Pension and postretirement net periodic benefit cost (benefit)	28	(11)
Solventum ownership - change in value	(343)	—
Total	$(139)	$220
Interest expense includes $110 million and $137 million during the three months ended March 31, 2025 and 2024, respectively, related to outstanding debt. Interest expense also includes imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 17).
Pension and postretirement net periodic benefit income described in the table above include all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). At March 31, 2025, the balance of unrealized gain on this investment is $1.9 billion.
NOTE 8. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $0.73 and $1.51 per share for the first quarter of 2025 and 2024, respectively.
The table below presents the consolidated changes in equity for three months ended March 31, 2025 and 2024:

		3M Company Shareholders				Non-controlling interest
(Millions)	Total	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$3,894	$7,238	$36,797	$(34,462)	$(5,731)	$52
Net income	1,122		1,116			6
Other comprehensive income (loss), net of tax	200				200	—
Dividends declared	(396)		(396)
Purchase of non-controlling interest	1	—				1
Stock-based compensation	72	72
Reacquired stock	(1,275)			(1,275)
Issuances pursuant to stock option and benefit plans	905		(85)	990
Balance at March 31, 2025	$4,523	$7,310	$37,432	$(34,747)	$(5,531)	$59

Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income	933		928			5
Other comprehensive income (loss), net of tax	(47)				(48)	1
Dividends declared	(835)		(835)
Stock-based compensation	17	17
Reacquired stock	(21)			(21)
Issuances pursuant to stock option and benefit plans	18		(100)	118
Balance at March 31, 2024	$4,933	$6,982	$37,472	$(32,762)	$(6,826)	$67

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for the three months ended March 31, 2025 and 2024:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	149	—	(14)	135
Amounts reclassified out	—	76	(23)	53
Total other comprehensive income (loss), before tax	149	76	(37)	188
Tax effect[2]	22	(18)	8	12
Total other comprehensive income (loss), net of tax	171	58	(29)	200
Balance at March 31, 2025, net of tax:	$(2,782)	$(2,705)	$(44)	$(5,531)

Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(253)	67	61	(125)
Amounts reclassified out	57	96	(27)	126
Total other comprehensive income (loss), before tax	(196)	163	34	1
Tax effect[2]	(13)	(28)	(8)	(49)
Total other comprehensive income (loss), net of tax	(209)	135	26	(48)
Balance at March 31, 2024, net of tax:	$(2,715)	$(4,083)	$(28)	$(6,826)
2 Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended March 31,
(millions)	2025	2024
Cumulative translation adjustment	$—	$—
Defined benefit pension and postretirement plans adjustment	(18)	(13)
Cash flow hedging instruments, realized gain/loss	5	6
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
•Cash flow hedging instruments, realized gain (loss): foreign currency forward/option contacts amounts were reclassified into cost of sales; interest rate contract amounts were reclassified into interest expense (see Note 15).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.

NOTE 9. Income Taxes
The effective tax rate for the first quarter of 2025 was 19.1 percent, a decrease from 23.7 percent in the prior year. The primary factors that decreased the Company's effective tax rate for first quarter 2025 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum offset by the effective tax rate on the PWS and CAE Settlements (as discussed in Note 17) and implementation of Pillar Two Model Rules published by the Organization for Economic Cooperation and Development (OECD).
The total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of March 31, 2025 and December 31, 2024 are $669 million and $686 million, respectively. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next 12 months. At this time, the Company is not able to estimate the range by which these potential events could impact 3M’s unrecognized tax benefits in the next 12 months.
Net deferred tax assets are included as components of Other Assets and Other Liabilities within the Consolidated Balance Sheet. As of March 31, 2025, 3M's net non-current deferred tax asset balance was approximately $4.0 billion. This included a balance of approximately $2.6 billion as a result of the 2023 pre-tax charges related to the PWS and CAE Settlements (as discussed in Note 17). As of March 31, 2025 and December 31, 2024, the Company had valuation allowances of $1.0 billion and $1.1 billion on its deferred tax assets, respectively, with the amounts impacted by a valuation allowance related to the difference in basis of the retained ownership interest in Solventum.
NOTE 10. Earnings Per Share
The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect of 14.6 million and 32.8 million average options for the three months ended March 31, 2025 and 2024, respectively. The computations for basic and diluted earnings per share follow:

	Three months ended March 31,
(Amounts in millions, except per share amounts)	2025	2024
Numerator:
Net income from continuing operations attributable to 3M	$1,116	$705
Net income from discontinued operations, net of taxes	—	223
Net income attributable to 3M	$1,116	$928

Denominator:
Denominator for weighted average 3M common shares outstanding – basic	543.8	555.0
Dilution associated with stock-based compensation plans	3.9	0.9
Denominator for weighted average 3M common shares outstanding – diluted	547.7	555.9

Earnings per share attributable to 3M common shareholders:
Earnings per share from continuing operations — basic	$2.05	$1.27
Earnings per share from discontinued operations — basic	—	0.40
Earnings per share — basic	$2.05	$1.67

Earnings per share from continuing operations — diluted	$2.04	$1.27
Earnings per share from discontinued operations — diluted	—	0.40
Earnings per share — diluted	$2.04	$1.67

NOTE 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	March 31, 2025	December 31, 2024
Asset backed securities	$16	$24
Foreign corporate debt	8	31
U.S. government securities	117	138
Corporate debt securities	388	819
Commercial paper	70	658
Certificates of deposit/time deposits	17	185
U.S. treasury securities	78	269
U.S. municipal securities	4	4
Current marketable securities	698	2,128

U.S. municipal securities	16	16
Non-current marketable securities	16	16

Total marketable securities	$714	$2,144
At March 31, 2025 and December 31, 2024, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at March 31, 2025 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$666
Due after one year through five years	48
Due after five years through ten years	—
Total marketable securities	$714
NOTE 12. Long-Term Debt and Short-Term Borrowings
2024 issuances, maturities, and extinguishments of short- and long-term debt are described in Note 14 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K. The Consolidated Statements of Cash Flows include the results of continuing and discontinued operations and, therefore, information regarding similar debt-related activity for 2024 includes activity associated with Solventum through its April 2024 Separation.
The Company had no commercial paper outstanding at March 31, 2025 and December 31, 2024.
In March 2025, 3M issued $1.1 billion aggregate principal amount of fixed rate unsecured notes. These were comprised of $550 million of 5-year notes due 2030 with a coupon rate of 4.80% and $550 million of 10-year notes due 2035 with a coupon rate of 5.15%.
In February 2025, 3M repaid $750 million aggregate principal amount of fixed rate unsecured notes that matured.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of the unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of March 31, 2025. The maturities of long-term debt for the periods subsequent to March 31, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$1,169	$1,552	$847	$754	$1,791	$1,681	$5,682	$13,476

NOTE 13. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Effective April 1, 2024, approximately $2.7 billion of benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. Components of net periodic benefit cost and other supplemental information for the three months ended March 31, 2025 and 2024 follow:

	Three months ended March 31,
	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
(Millions)	2025	2024	2025	2024	2025	2024
Net periodic benefit cost (benefit)
Operating expense
Service cost	$26	$37	$11	$21	$4	$7
Non-operating expense
Interest cost	108	160	46	54	19	22
Expected return on plan assets	(142)	(237)	(65)	(87)	(14)	(19)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service benefit	—	(4)	1	1	(1)	(6)
Amortization of net actuarial loss	69	95	2	3	5	6
Total non-operating expense (benefit)	35	14	(16)	(28)	9	3
Total net periodic benefit cost (benefit)	$61	$51	$(5)	$(7)	$13	$10

Service cost - continuing operations	26	30	11	16	4	6
Service cost - discontinued operations	—	7	—	5	—	1
Total service cost	$26	$37	$11	$21	$4	$7
Non-operating expense (benefit) - continuing operations	35	14	(16)	(28)	9	3
Non-operating expense (benefit) - discontinued operations	—	—	—	—	—	—
Total non-operating expense (benefit)	$35	$14	$(16)	$(28)	$9	$3
Total net periodic benefit cost (benefit) - continuing operations	61	44	(5)	(12)	13	9
Total net periodic benefit cost (benefit) - discontinued operations	—	7	—	5	—	1
Total net periodic benefit cost (benefit)	$61	$51	$(5)	$(7)	$13	$10
For the three months ended March 31, 2025 contributions totaling $20 million were made to the Company’s U.S. and international pension plans and $3 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
As of March 31, 2024, 3M transferred eligible U.S. Solventum employees and retirees to new U.S. defined benefit pension and postretirement plans with the same benefits of their current plans. The transfer required remeasurement of the plans prior to the calculation of this split. There were also several small international pension plans remeasured for purposes of transferring Solventum employees to new pension plans. Refer to Note 15 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for additional information regarding this remeasurement.
NOTE 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of March 31, 2025 and December 31, 2024 were approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.

NOTE 15. Derivatives
The Company uses ~~i~~nterest rate swaps, cross-currency swaps, and forward and option contracts to manage risks generally associated with foreign exchange rate and interest rate fluctuations. Note 17 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K explains the types of derivatives and financial instruments used by 3M, how and why 3M uses such instruments, and how such instruments are accounted for. It also contains information regarding previously initiated contracts or instruments.
Additional information with respect to derivatives is included elsewhere as follows:
•Impact on other comprehensive income of non-derivative hedging and derivative instruments is included in Note 8.
•Fair value of derivative instruments is included in Note 16.
•Derivatives and/or hedging instruments associated with the Company’s long-term debt are described in Note 14 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K.
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
Cash Flow Hedges:
Cash Flow Hedges: As of March 31, 2025, the Company had a balance of $44 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $78 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of March 31, 2025, of the total after-tax net unrealized balance as of March 31, 2025, 3M expects to reclassify approximately $25 million after-tax net unrealized gain over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax gain (loss) recognized in other comprehensive income (loss) on derivative
	Three months ended March 31,
(Millions)	2025	2024
Foreign currency forward/option contracts	$(14)	$61
Fair Value Hedges:
Fair Value Hedges: The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

Location on the consolidated balance sheet (millions)	Carrying value of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying value of the hedged liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Long-term debt	$938	$924	$(65)	$(79)
Net Investment Hedges:
Net Investment Hedges: At March 31, 2025, 3M has a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros, in addition to the gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below.
In the first quarter of 2025, 3M expanded its net investment hedge activity by entering into cross-currency swaps with a gross notional value at inception of $1.1 billion ($550 million with tenor to 2030 and $550 million with tenor to 2035) designated in hedges of portions of its net investment in international subsidiaries.

The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within other comprehensive income (loss)
	Three months ended March 31,
(Millions)	2025	2024
Foreign currency denominated debt	$(72)	$43
Foreign currency forward/option contracts and cross-currency swaps	(43)	3
Total	$(115)	$46
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
Location on Statement of Income (Loss) and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Location and amount of gain (loss) recognized in income (loss)
	Three months ended March 31,
	Cost of sales		Other expense (income), net
(Millions)	2025	2024	2025	2024
Total consolidated financial statement line item amount	$3,478	$3,485	$(139)	$220
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	(25)	(29)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	14	(11)
Derivatives designated as hedging instruments	—	—	(14)	11

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as instruments:
Foreign currency forward/option contracts	(16)	5	(28)	2
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

	Gross notional Amount		Assets			Liabilities
(Millions)			Location	Fair value amount		Location	Fair value amount
	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,734	$1,382	Other current assets	$37	$61	Other current liabilities	$9	$6
Foreign currency forward/option contracts and cross-currency swaps	6,360	4,746	Other assets	73	78	Other liabilities	105	65
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	67	81
Total derivatives designated as hedging instruments				110	139		181	152

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,450	2,217	Other current assets	3	3	Other current liabilities	8	13
Total derivatives not designated as hedging instruments				3	3		8	13

Total derivative instruments				$113	$142		$189	$165
Credit Risk and Offsetting of Assets and Liabilities of Derivative Instruments: The Company is exposed to credit loss in the event of nonperformance by counterparties in derivative contracts. However, the Company’s risk is limited to the fair value of the instruments. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits, and by selecting major international banks and financial institutions as counterparties. 3M enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between a 3M entity and the counterparty as a result of multiple, separate derivative transactions. The Company does not anticipate nonperformance by any of these counterparties.
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
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, increased pre-tax income by approximately $5 million and decreased pre-tax income by approximately $21 million for the three months ended March 31, 2025 and 2024, respectively. These estimates include transaction gains and losses, including derivative instruments designed to reduce foreign currency exchange rate risks.

NOTE 16. Fair Value Measurements
3M follows ASC 820, Fair Value Measurements and Disclosures, with respect to assets and liabilities that are measured at fair value on a recurring basis and nonrecurring basis. Refer to Note 18 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for a qualitative discussion of the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, a description of the valuation methodologies used by 3M, and categorization within the valuation framework of ASC 820.
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Description
Assets:
Available-for-sale marketable securities:
Asset backed securities	$16	$24	$—	$—	$16	$24	$—	$—
Foreign corporate debt	8	31	—	—	8	31	—	—
U.S. government securities	117	138	117	138	—	—	—	—
Corporate debt securities	388	819	—	—	388	819	—	—
Commercial paper	70	658	—	—	70	658	—	—
Certificates of deposit/time deposits	17	185	—	—	17	185	—	—
U.S. treasury securities	78	269	78	269	—	—	—	—
U.S. municipal securities	20	20	—	—	—	—	20	20
Solventum common stock	2,613	2,270	2,613	2,270	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts and cross-currency swaps	113	142	—	—	113	142	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts and cross-currency swaps	122	84	—	—	122	84	—	—
Interest rate contracts	67	81	—	—	67	81	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually). Refer to Note 15 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K.
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the first quarters of 2025 and 2024.
Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, marketable securities, accounts receivable, certain investments, notes receivable, accounts payable, borrowings, and derivative contracts. The fair values of cash equivalents, accounts receivable, accounts payable, and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. The fair value of long-term notes receivable approximates the carrying value. Available-for-sale marketable securities and Solventum common stock are recorded at fair values as indicated in the preceding disclosures, in addition to certain investments and derivative instruments. To estimate fair values (classified as level 2) for its long-term debt, the Company utilized third-party quotes, which are derived all or in part from model prices, external sources, market prices, or the third-party’s internal records. Information with respect to the carrying amounts and estimated fair values of these financial instruments follow:

	March 31, 2025		December 31, 2024
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$12,307	$11,087	$11,125	$9,856
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

NOTE 17. Commitments and Contingencies
Legal Proceedings: The Company and some of its subsidiaries are involved in numerous claims and lawsuits and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, commercial; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; employment; the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate to work towards a negotiated resolution of such matters. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment, or injunctive relief.
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
The following sections first describe the significant legal proceedings in which the Company is involved and then describe the liabilities and associated insurance recoveries the Company has recorded relating to its significant legal proceedings.
Respirator Mask/Asbestos Litigation: As of March 31, 2025, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,600 individual claimants, compared to approximately 3,500 individual claimants with actions pending December 31, 2024.
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
The Company’s current volume of new and pending matters is substantially lower than it experienced at the peak of filings in 2003. The number of claims alleging more serious injuries, including mesothelioma, other malignancies, and black lung disease, is expected to represent a greater percentage of total claims than in the past. Over the past twenty plus years, the Company has prevailed in nineteen of the twenty cases tried to a jury.
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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for worker’s compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s 8710 respirators, which were last sold by the Company in 1998 in the United States.
An initial bench trial began in January 2025 on certain issues in the action. The issues presented during the bench trial include the statute of limitations, the period available for any penalties under the West Virginia Consumer Protection Act, and the State’s claims that the 8710 respirators did not perform as advertised. The bench trial is scheduled to resume in June 2025 and a completion date has not been set.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first quarter of 2025 for respirator mask/asbestos liabilities by an immaterial amount, and made payments for legal defense costs and settlements of $13 million related to the respirator mask/asbestos litigation. As of March 31, 2025, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $511 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

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
As of March 31, 2025, the Company, through its Aearo subsidiary, had accruals of $52 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Under certain environmental laws, including the United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and similar state laws, the Company may be jointly and severally liable, sometimes with other potentially responsible parties, for the costs of investigation and remediation of environmental contamination at current or former facilities and at off-site locations where hazardous substances have been released or disposed of. The Company has identified numerous locations, many of which are in the United States, at which it may have some liability for remediation of contamination under applicable environmental laws. Please refer to the section entitled “Environmental Liabilities” that follows for information on the amount of the accrual for such liabilities.

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
3M announced in December 2022 it will take two actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. Until that time, the Company continues to manufacture a variety of shorter-chain-length PFAS compounds. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluorelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
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

Europe
In the European Union, where 3M has PFAS manufacturing facilities in Germany and Belgium, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including, among others, under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), the EU’s Persistent Organic Pollutants ("POPs") Regulation, the EU's Food Contaminants Regulation and the EU's Water Drinking Directive. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacturing, use, placing on the market and import of certain perfluoro carboxylic acids (C9-C14 PFCAs), which are PFAS substances, also went into effect. A proposal for the global restriction on production and use of these substances was finalized by a subsidiary body of the Stockholm Convention and will be considered for adoption by the parties to the Stockholm Convention in April 2025. In September 2024, the EU adopted a restriction on certain uses of perfluorohexanoic acid (“PFHxA”) and PFHxA-related substances, including in consumer goods and some uses of firefighting foams and concentrates.
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
In January 2025, the competent authority issued a draft order that, if issued as drafted, would require Dyneon to undertake certain technical planning and testing activities and submit those results to the competent authority to allow it to determine whether such data provides a sufficient basis to thereafter plan for a hydraulic barrier at a location to be determined near the Gendorf site. In March 2025, Dyneon responded to the draft order saying, in part, that the draft order’s terms are unsuited to addressing concerns arising out of the historical use of PFAS in the region and instead offering to engage with the competent authority to discuss potential solutions to the concerns raised. Also in March 2025, Dyneon received from the competent authority a draft order that would, if issued as drafted, require Dyneon to undertake a comprehensive remedial investigation of PFOA in soil and groundwater in areas outside the Gendorf facility. Dyneon is also evaluating this draft order. Dyneon continues to engage with the competent authorities about potential remedial actions related to the Gendorf facility that may be required in the future.

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
In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying the water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish Government confirmed the permit. This decision remains subject to appeal and 3M Belgium cannot predict whether an appeal will be filed, or the outcome of any appeal if so, and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, ultimately will be determined to meet permit limits imposed with respect to manufacturing at the Zwijndrecht facility. It is possible that additional actions will be required to reduce legacy sources of PFAS or that the wastewater treatment system will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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
Soil/groundwater remediation. Consistent with Flemish environmental law, descriptive soil investigations (“DSIs”) have been carried out to assess areas of potential PFAS contamination that may require remediation. An accredited third-party soil remediation expert has conducted these DSIs. 3M Belgium has submitted all currently required DSIs.
Further, as previously disclosed, the accredited third-party soil remediation expert has prepared multiple remedial action plans (RAPs) that have been approved by OVAM, the competent authority, and implementation activities are underway. 3M Belgium has also submitted additional required RAPs, which OVAM deemed to be not in conformity with the Flemish Soil Decree and will require additional analysis. OVAM provided extensions of time for 3M Belgium to revise and re-submit each purportedly non-conforming RAP. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions and related groundwater actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. On March 31, 2023, the Site Decision was fully approved by the Flemish Cabinet and the Site Decision was published in April 2023. Among other things, the Site Decision purported to establish conditional obligations within 5 kilometers of Zwijndrecht that could have resulted in additional financial and remedial obligations for 3M Belgium. In June 2023, 3M Belgium submitted a petition for annulment of the Site Decision to the Belgian Council of State. In March 2025, the Council of State affirmed 3M Belgium's petition to annul the Site Decision and annulled the Site Decision in its entirety.

In July 2023, the Flemish government approved another executive action establishing a temporary action framework that sets soil and groundwater values for evaluation of remediation of PFAS. While the full impact of the temporary action framework remains to be determined, its use of the values in the EU Drinking Water Directive for remediation of groundwater, regardless of whether the groundwater would be used for drinking water, may create a presently undetermined amount of additional financial and remedial obligations for 3M Belgium. In December 2023, 3M Belgium submitted a petition for annulment of the temporary action framework to the Belgian Council of State, which petition is still pending before the Council of State.
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
Belgium. As of March 31, 2025, a total of seventeen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
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
In December 2023, 3M Belgium, 3M Company, and several additional 3M entities were named in a lawsuit identifying approximately 1,400 individuals as plaintiffs, which suit is separate from the above-referenced "follow-on action." The suit involves claims for defective products, liability for unlawful acts, and alleges liability of 3M entities as directors and/or shareholders of 3M Belgium, among other claims. At an introductory hearing in November 2024, the case was stayed with no new deadlines established.
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
Certain private groups in the Netherlands have indicated that they may bring legal claims on behalf of one or more parties for purported damages allegedly caused by PFAS. In December 2024, a lawsuit was filed in a Dutch court by the Dutch Fishermen's Association acting on behalf of an individual fisherman, naming 3M Belgium and 3M Company as defendants. The lawsuit generally alleges that PFAS from 3M Belgium’s Zwijndrecht facility impacted certain aspects of the Dutch fishing industry and seeks damages arising from that alleged contamination.
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
In September 2024, the Canadian Minister of Transport filed, and in December 2024 amended, a third-party contribution and indemnification action against 3M Canada, 3M Company, and other defendants in connection with a pending putative class action filed in British Columbia Supreme Court in April 2024 alleging property contamination from AFFF as a result of firefighting training at the Abbotsford International Airport outside Vancouver.
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

Regulation in the United States
Federal Activity
In the United States, the EPA's “PFAS Strategic Roadmap: EPA's Commitments to Action 2021-2024” presented the EPA’s regulatory approach to PFAS, including investing in research to increase the understanding of PFAS, pursuing a comprehensive approach to proactively control PFAS exposures to humans and the environment, and broadening and accelerating the scope of clean-up of PFAS in the environment. As set forth below, the EPA engaged in rulemaking pursuant to consistent with the approach set forth in the Roadmap. On January 20, 2025, the new Administration issued an Executive Order entitled “Regulatory Freeze Pending Review.” Among other things, the Executive Order directs agencies to: (1) temporarily postpone proposing or issuing new final or proposed rules; (2) withdraw any rules sent to but not yet published in the Federal Register; and (3) consider postponing for 60 days the effective date of any rules published in the Federal Register or that have been issued but not taken effect, for the purpose of conducting further review. On January 31, 2025, the Administration issued an Executive Order entitled "Unleashing Prosperity Through Deregulation," which directs agencies to repeal ten existing regulations for each new proposed regulation, assess incremental costs of new regulations and offset those costs by the elimination of existing regulations, and provide annual regulatory cost submissions to the Office of Management and Budget. On February 18, 2025, the Administration issued an Executive Order entitled “Ensuring Accountability for All Agencies,” which directs all executive departments and agencies to submit for review all proposed and final significant regulatory actions to the Office of Information and Regulatory Affairs within the Executive Office of the President before publication in the Federal Register. On February 19, 2025, the Administration issued an Executive Order entitled “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative, which directs the heads of all executive departments and agencies to identify certain categories of unlawful and potentially unlawful regulations within 60 days and begin plans to repeal them. The ultimate impact, if any, of these Executive Orders and other executive actions, on existing rules, on proposed rules not yet finalized, and on new rulemaking, remains unclear.
The Company has previously discussed the evolving regulatory environment in the United States with respect to PFAS in past filings. Updates relevant to this quarter are below.
With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of two or more of PFHxS, PFNA, HFPO-DA and PFBS in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States have five years to meet the limits. Multiple petitions challenging the rule have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. On February 7, 2025, the Court granted the EPA’s request for a 60-day abeyance to allow the new administration time to review the case. On April 10, 2025, the court granted EPA’s request to extend the abeyance by an additional 30 days and gave EPA until May 12, 2025 to file motions related to further proceedings in the case.
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. Multiple industry groups have filed challenges to the rule in the U.S. Court of Appeals for the District of Columbia Circuit. In February 2025, EPA sought and was granted a 60-day abeyance of the proceedings to allow the new administration time to review the case. Motions to govern future proceedings are due on April 25, 2025.
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
In December 2024, as amended in January 2025, EPA published draft National Recommended Ambient Water Quality Criteria for the Protection of Human Health for PFOA, PFOS, and PFBS. These criteria, once finalized, may be used by states and tribes to establish water quality standards.
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
In December 2024, EPA proposed updates to its general industrial stormwater permit applicable to various industries, including chemical manufacturing. The updates include provisions that, if finalized, would require dischargers in those sectors and in jurisdictions where EPA is the permitting authority to monitor for certain PFAS in their stormwater discharges and report the results. Public comments on the proposed permit are due in May 2025.
In January 2025, EPA released a draft risk assessment for PFOA and PFOS in biosolids. Public comments on the EPA’s draft are due in August 2025. If finalized, that risk assessment could inform future regulations on PFAS in wastewater and biosolids.
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
States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin. Several other states, including Delaware, Idaho, Rhode Island, and North Carolina, have started processes to adopt EPA’s federal drinking water standards for PFAS into state rules.
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment on the merits and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE appealed that ruling to the Michigan Supreme Court. In March 2025, the Michigan Supreme Court vacated the decision of the Court of Appeals and remanded the case for resolution of certain questions not previously addressed.
Some states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products. As discussed in previous disclosures, Maine and Minnesota have both enacted laws that include broad PFAS prohibition and reporting obligations.
In April 2025, New Mexico enacted a law restricting intentionally added PFAS in certain categories of consumer products beginning January 1, 2027, and in all products starting in 2032. The law also requires manufacturers of any products containing intentionally added PFAS to submit certain information to the New Mexico Environment Department and gives that Department authority to require product testing for PFAS.
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
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the County draws its drinking water. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) issued a conditional transfer order of this case to the AFFF federal Multi-District Litigation ("MDL") in December 2024. Plaintiff’s motion to remand the case to state court was denied without prejudice to refile following the Fourth Circuit's decision in 3M's appeal of the orders remanding cases brought by the Maryland and South Carolina Attorneys General, as discussed below.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur, Alabama has contaminated the Tennessee River, from which the City draws its drinking water. The JPML issued a conditional transfer order of this case to the AFFF MDL in December 2024. Plaintiff’s motion to remand the case to state court was denied without prejudice to refile following the Fourth Circuit's decision in 3M's appeal of the orders remanding cases brought by the Maryland and South Carolina Attorneys General, as discussed below.
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
The lawsuits generally seek on a state-wide basis: injunctive relief, investigative and remedial work, compensatory damages, natural resource damages, consumer protection civil penalties, attorneys’ fees, and, where available, punitive damages related to the states’ response to PFAS contamination. Currently in the AFFF MDL, state attorneys general lawsuits have been brought against 3M on behalf of the people of the states of Alaska, Arizona, Arkansas, California, Connecticut, Delaware, Florida, Hawaii, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Mississippi, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, and Wisconsin, as well as on behalf of the people of the District of Columbia and the territories of Guam, Puerto Rico, and the Northern Mariana Islands.
Examples of state attorneys general lawsuits that are proceeding outside the AFFF MDL are described below.
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M, E.I. DuPont De Nemours and Co. (“DuPont”), and Chemours Co. ("Chemours") on behalf of the New Jersey Department of Environmental Protection ("NJDEP"), the NJDEP’s commissioner, and the New Jersey Spill Compensation Fund regarding alleged discharges at two DuPont facilities in Pennsville, New Jersey (Salem County) and Parlin, New Jersey (Middlesex County). 3M is included as a defendant in both cases because it allegedly supplied PFOA to DuPont for use at the facilities at issue and because 3M allegedly sent PFAS-containing waste to one of the facilities for disposal. Both cases expressly seek to have the defendants pay all costs necessary to investigate, remediate, assess, and restore the facilities at issue and the allegedly affected natural resources of New Jersey. DuPont removed these cases to federal court. In June 2020, the court consolidated the two actions, along with two others brought by the NJDEP relating to the DuPont facilities, for case management and pretrial purposes. 3M and the NJDEP continue court-facilitated mediation discussions in advance of the scheduled trial date. The court has ordered that a phased trial will commence on May 19, 2025. The first phase will be a bench trial to determine whether 3M and DuPont are liable on certain of NJDEP's claims in the Salem County case. The Middlesex County case remains on administrative termination.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M’s appeal of the order remanding the case to state court. In March 2025, the federal court of appeals upheld the order remanding the case to state court.

Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The federal court held a hearing on 3M's appeal in February 2025. The state court has set an August 31, 2025, trial-ready date for the matter.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, the Seventh Circuit affirmed the order remanding the case to state court. The state court held a hearing in December 2024 on a motion to dismiss filed by 3M. The case is proceeding with discovery.
Maine. In March 2023, the Maine Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The state court dismissed the state's strict liability and trespass claims but denied the remainder of 3M's motion to dismiss in December 2024. The case is proceeding with discovery.
Maryland. In May 2023, the Maryland Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In July 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the South Carolina Attorney General case, as described below. In March 2025, the federal court of appeals vacated the remand orders and returned the cases back to the district courts for further proceedings. The state has requested rehearing en banc by the court of appeals.
South Carolina. In August and October 2023, the South Carolina Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In November 2023, 3M removed the other case directly to the AFFF MDL in federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the Maryland Attorney General case, as described above. In March 2025, the federal court of appeals vacated the remand order and returned the cases back to the district courts for further proceedings. The state has requested rehearing en banc by the court of appeals.
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
Texas. In May 2023, the Texas Attorney General filed a lawsuit alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. That lawsuit was transferred to the AFFF MDL. In December 2024, the Texas Attorney General filed a second complaint against 3M, DuPont and Chemours in Texas state court alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act in connection with the advertising, marketing, and sale of PFAS-containing consumer products. In January 2025, 3M removed the case to federal court, and the state has sought remand of the matter to state court. In February 2025, 3M filed a motion to dismiss for lack of personal jurisdiction.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Environmental Litigation
3M manufactured and marketed AFFF containing certain PFAS for use in firefighting from approximately 1963 to 2002. As of March 31, 2025, more than 7,800 lawsuits alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use are pending against 3M (along with other defendants) in various state and federal courts. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of forms of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. 3M also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in the AFFF MDL or outside of the AFFF MDL, with some cases being moved to the AFFF MDL or remanded to another venue, such as state court.

AFFF MDL and Water System Cases
In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past six years, the parties in the MDL have conducted and are continuing to conduct ongoing master discovery and discovery regarding specific groups of cases, including public water supplier, personal injury, and attorneys general cases, among other types of cases.
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
Following the PWS Settlement, a number of cases filed by PWS are still pending. Approximately 20 of these cases were brought by PWS class members with respect to which the parties are in the process of implementing the dismissal of released claims in accordance with the court's final approval order. The remaining cases are brought by PWS that did not participate in the PWS settlement, which includes cases pending in both the MDL and various state courts.
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
In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the     25 bellwether cases to undergo additional discovery, including expert discovery. In January 2025, the Court issued an order setting the first bellwether personal injury trial to begin on October 20, 2025. Further, the Court ordered the parties to submit joint or competing proposals for bellwether trial picks among the kidney and testicular cancer plaintiffs by May 6, and has set June 20 for a "Science Day" regarding liver and thyroid cancers. At the Court's direction, the parties continue to negotiate processes for bellwethers of certain other personal injury claims.
In November 2024, the Court issued an order directing the parties to work together to develop a process to select approximately 15 sites allegedly contaminated with PFAS from AFFF use for the purpose of conducting focused product identification discovery. The parties agreed to a case management order adopted by the Court in January 2025 and submitted 12 proposed sites to the Court in March 2025, which the Court approved in April 2025. The parties will now conduct six months of product-identification discovery regarding those sites and report back to the Court.
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
3M manufactured and sold various products containing PFOA and PFOS, including Scotchgard, for several decades. Starting in 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of PFOA and PFOS resulted in the contamination of groundwater, surface water, or biosolids that were then land-applied. The plaintiffs in these cases generally allege that 3M failed to warn its customers or the plaintiffs themselves about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including, but not limited to, DuPont, Chemours, and various carpet, paper, and textile manufacturers.
The cases brought on behalf of drinking water providers described below will be covered by the PWS Settlement if the water providers did not opt out of the PWS Settlement.
In Alabama, 3M, together with multiple co-defendants, is defending several state court cases brought by municipal water utilities. The plaintiffs in one of these cases (Shelby/Talladega Counties) are water utilities alleging that carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River in Alabama. The case has a trial date in February 2026. 3M removed this case to federal court and has sought transfer the case to the AFFF MDL. The plaintiffs have moved to remand and have opposed transfer to the MDL. In the second action, 3M is defending a putative class action by the Utilities Board of Tuskegee on behalf of all drinking water utilities within Alabama whose finished drinking water has contained a detectable concentration level of PFOA, PFOS, GenX, or PFBS that exceed the June 2022 health advisory levels issued by the EPA. This case was dismissed without prejudice in February 2025 by agreement of the parties. In the third case, the city of Albertville, Alabama filed suit for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer located upriver in Alabama. Defendants filed a joint motion to dismiss in May 2024. Oral argument on the motion is scheduled for April 2025. In the fourth case, the city of Mobile alleges that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the Court granted 3M’s and several other defendants’ motions to dismiss and in November 2024, 3M’s co-defendants filed a motion asking the Court to certify the dismissal order as a final judgment. Plaintiff has moved for reconsideration of the dismissal order, and the matter is set for hearing in April 2025. In the fifth case, the Town of Pine Hill, Alabama filed suit alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal court and moved to transfer the case to the AFFF MDL. In March 2025, the JPML declined to transfer the case to the AFFF MDL, and the district court ordered the case remanded. 3M has filed a notice of appeal. In the sixth case, the City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M removed the case to federal court and moved to transfer the case to the AFFF MDL. In March 2025, the JPML declined to transfer the case to the AFFF MDL. Plaintiff's motion to remand remains pending.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court.
In Georgia, 3M, together with co-defendants, is also defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. In May 2021, the City of Summerville filed a motion to intervene in the lawsuit, which was granted in March 2022. The case is in expert discovery and no trial date has been set.
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

In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendant’s, the City of Calhoun, Georgia, has filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. Motions to dismiss have been denied, and these claims are in active discovery. In January 2025, private plaintiffs filed a lawsuit against 3M, DuPont, Daikin, Mohawk Industries, Shaw, and others in Gordon County, Georgia alleging PFAS contamination on their property. In July 2024, the City of Lyerly sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. A motion to dismiss filed by 3M was denied in March 2025.
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
In December 2024, Murray County, Georgia filed suit against 3M, DuPont, Daikin, and several carpet manufacturers seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County. 3M filed a motion to dismiss, and briefing is ongoing.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed substantively identical complaints alleging similar PFAS impacts as Murray County related to county-owned landfills.
In February 2025, the City of Savannah, Georgia sued 3M and multiple other defendants, including carpet makers, alleging PFAS discharges upstream of its surface water drinking intake have contaminated its water supply. 3M removed the case to federal court, where plaintiff has filed a motion to remand. 3M also intends to file a motion to transfer the case to the MDL.
In Delaware, 3M has been defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. Plaintiffs alleged that 3M supplied PFAS to the metal plating facilities. DuPont, Chemours, and the metal platers had also been named as defendants. In August 2023, the court dismissed all but plaintiffs' negligence claim. Plaintiffs filed a motion for class certification in August 2024, and 3M filed a motion for summary judgment in December 2024. In March 2025, the court granted 3M's motion for summary judgment as to the remaining claim.
In New Jersey, 3M, together with several co-defendants, is also defending numerous cases in New Jersey federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M has agreed to settle for an immaterial amount with the plaintiffs in certain cases that sought property damages, subject in certain cases to court approval. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their adult children.
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
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M, DuPont and DuPont related entities in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant known as the Galey & Lord plant from 1966 until 2016. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. Plaintiff filed a second amended complaint in November 2022, and 3M and DuPont filed a joint motion to dismiss, which was largely denied in September 2023. In August of 2024, a companion personal injury case was filed in South Carolina. 3M removed this case to federal court. In January 2025, eight water systems that opted out of the PWS Settlement filed complaints in South Carolina state court against 3M and other defendants, alleging PFAS contamination from a variety of industrial sources. 3M removed all eight cases into the AFFF MDL in federal court in February 2025.

In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. 3M filed a motion to dismiss the second amended complaint in March 2023, which was granted in part and denied in part in December 2023. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery. In January 2025, the plaintiffs filed their class certification motion, and, in March 2025, 3M filed its opposition to class certification. In October 2024, one of the former plaintiffs in the putative class action filed a separate suit in Massachusetts state court against 3M and other defendants alleging PFAS-related personal injury as well as property damage to a private well. 3M filed a motion to dismiss that case in March 2025.
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The lawsuit seeks to recover for alleged property damage. In March 2023, plaintiffs filed a third amended complaint limiting the scope of their claims to allegations pertaining to one paper mill and three defendants that allegedly supplied PFAS-containing products to that mill, including 3M. In October 2023, the court denied 3M's motion to dismiss the case. Plaintiffs filed a fourth amended complaint in September 2024, which removed all personal injury and medical monitoring claims, dismissed certain plaintiffs, and added property damage claims for certain new plaintiffs asserting only property damage claims. The case is now proceeding in discovery.
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. In December 2023, the JPML denied 3M’s request to transfer the case to the AFFF MDL. 3M has filed a motion to dismiss, which remains pending. The case is proceeding through discovery. The court has set a trial date in March 2027.
In December 2024, 3M was named as a defendant in a putative class action brought in federal court by several private well owners near 3M's Wausau Greystone quarry seeking to recover for property damages and medical monitoring related to alleged PFAS contamination. The case also includes (non-class) personal injury claims on behalf of select plaintiffs. 3M filed a motion to dismiss this case in February 2025 and filed a motion to transfer the case to the AFFF MDL in March 2025. 3M also filed a motion to stay the case pending a decision on transfer to the AFFF MDL in March 2025.
In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. The earliest of these suits, filed in November 2023, has been removed to federal court and is currently stayed. The remaining two cases were filed in September 2024 and 3M has removed these cases to federal court. 3M has filed a motion to transfer all three cases to the AFFF MDL.
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

In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. A co-defendant removed the case to federal court, where plaintiff has moved to remand the case to state court. 3M has filed a motion for transfer to the AFFF MDL, which was denied in February 2025. The plaintiff's motion to remand remains pending.
In Minnesota, in August 2024, 3M, DuPont, and Chemours were named in a putative nationwide class action brought on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit alleges claims under RICO and state consumer protection, product liability, and nuisance laws. 3M filed a motion to dismiss in November 2024. Oral argument on 3M's motion was heard in April 2025.
In Pennsylvania, in March 2025, 3M, DuPont, and the designers, manufacturers, and distributors of AstroTurf were named in a complaint filed in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims (brain, testicular, and thyroid cancers) allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. The case was served on 3M in March 2025.
In Montana, in April 2025, 3M, DuPont, and Chemours were named in a putative nationwide class action in Montana District Court, brought on behalf of all entities in the United States who bought turnout gear that was manufactured, designed, or sold, in whole or in part, by any of the named defendants. The lawsuit alleges claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws.
In Michigan, 3M previously settled claims brought by Wolverine World Wide (Wolverine) related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. 3M continues to incur liabilities for immaterial amounts pursuant to the settlement agreement.
Since January 2025, one plaintiffs’ firm has filed 16 multi-plaintiff matters in state courts in New York, New Jersey, Illinois, and Delaware against 3M and over a dozen co-defendants. The plaintiffs alleged personal injury from drinking water exposure to PFAS from consumer products and/or direct exposure to household products. 3M has removed the first eight of these cases and moved to transfer them to the AFFF MDL. Although plaintiffs initially sought remand and opposed transfer of these cases, plaintiffs have since withdrawn their motions to remand and withdrawn plaintiff’s opposition to 3M’s motion to transfer the cases to the AFFF MDL.
Other PFAS-related Matters
In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M has provided the EPA with information responsive to that request. In March 2025, the Wisconsin Department of Natural Resources issued a letter to 3M stating that it has determined there has been a release of hazardous substances from the Greystone facility based on PFAS detected in groundwater, and ordering 3M to submit a work plan for investigation. Depending on the results of that investigation, the Wisconsin Department of Natural Resources may require 3M to conduct remediation at the site.
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

In January 2025, the Company reached an agreement with the EPA on the terms of a consent order under RCRA, that requires the Company to delineate PFAS in soil and groundwater at the Cordova plant and a surrounding area that extends up to 1/2 mile from the plant site. The order also requires collecting a specified number of soil and groundwater samples at up to 80 locations in the area extending 5 miles from the plant.
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
As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters, the Company’s compliance with the 2009 TSCA consent order and unpermitted discharges to the Tennessee River from its Decatur facility. The Company continues to cooperate with the U.S. Attorney’s Office, the U.S. Department of Justice, and the EPA with respect to this issue.
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

In the spring and summer of 2010, 3M began implementing MPCA-approved remedial options at the Cottage Grove and Woodbury sites, and in late 2010, 3M commenced the approved remedial option at the Oakdale site. The Company continues to implement those remediation activities.
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
In July 2024, MPCA published for public comment a draft Clean Water Act permit for the Cottage Grove facility that contains significantly revised effluent limits for certain PFAS in compounds in water discharged from the facility, some of which are below current limits of quantification for those compounds. 3M engaged with the MPCA on the draft permit through the public comment period and submitted comments to the permit in August 2024. In response to comments submitted by 3M and other interested parties, in December 2024, MPCA issued a revised draft Clean Water Act permit for the Cottage Grove facility. The Company submitted comments on the draft permit in February 2025. The outcome of the Clean Water Act permit issuance process for the Cottage Grove facility could have a significant adverse impact on the facility's operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities.
Hutchinson, Minnesota
MPCA issued to the Company a Notice of Violation in March 2023, alleging that the Company is discharging stormwater containing PFAS at the 3M’s facility in Hutchinson, Minnesota. The Company is working with MPCA regarding the allegations in the Notice of Violation.
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it responds to information, inspection, and other requests from the agencies. The Company is in negotiations with EPA, the U.S. Department of Justice, and the Alabama, Illinois, and Minnesota state environmental agencies to address claims arising under the CWA and the TSCA related to the Company’s plants in those states. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.
Minnesota 2018 Natural Resources Defense Settlement
As previously disclosed, in February 2018, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. The settlement created a fund to enhance drinking water quality in the East Metropolitan Area of Minneapolis-St. Paul. The projects approved by MPCA drawing on the fund must be reasonable and necessary. If the fund is depleted, municipalities could seek additional funding from 3M. MPCA and 3M disagree that certain projects MPCA has proposed are reasonable and necessary and otherwise satisfy the conditions created by the 2018 settlement. MPCA and 3M also disagree over whether certain projected long-term operations and maintenance and other expenses that will not be paid for many years should be factored into determining when the fund is depleted. 3M initiated mediation in March of 2025 under the settlement to address these disagreements.
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
In January 2025, the EPA issued a Notice of Violation (NOV) to the Cottage Grove facility based on a 2021 EPA RCRA inspection. The NOV was received by the facility in February 2025. In the NOV, the EPA asserts that during the inspection, it observed improper management of hazardous waste related to containers and tanks and improper recordkeeping. Several issues identified by EPA were corrected at the time of the inspection and the Company responded to the NOV in March 2025.
In July 2024, the Company received a Violation Notice from the IEPA alleging regulatory violations related to certain air emissions of volatile organic material at the Cordova facility. The Company has responded to the Violation Notice.

For environmental matters and litigation described above, unless otherwise described below, no liability has been recorded as the Company believes liability in those matters is not probable and reasonably estimable and the Company is not able to estimate a possible loss or range of possible loss at this time. The Company’s environmental liabilities are described below.
Environmental Liabilities
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first quarter of 2025, primarily as a result of interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by $134 million and made related payments of an immaterial amount. As of March 31, 2025, the Company had recorded liabilities of $8.7 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($2.0 billion) and other liabilities ($6.7 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company also made a $1.8 billion payment in April 2025 pursuant to the schedule in the PWS settlement agreement. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of March 31, 2025, the Company had recorded liabilities of $37 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
Product Liability Litigation
Combat Arms Earplugs Litigation
Aearo Technologies sold Dual-Ended Combat Arms – Version 2 Earplugs starting in about 1999. 3M acquired Aearo Technologies in 2008 and sold these earplugs from 2008 through 2015, when the product was discontinued. 3M and Aearo Technologies believe the Combat Arms Earplugs (CAE) were effective and safe when used properly, but nevertheless, as discussed below, prior to the CAE Settlement (as defined below), Aearo Technologies and certain of its related entities (collectively, the "Aearo Entities") and 3M faced litigation from a significant number of claimants.

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
On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99% of claimants were either participating in the settlement or have been dismissed with prejudice. With a 98% participation threshold having been met, the Company began making payments pursuant to the payment schedule set forth in the amended settlement agreement. The current claimant participation level under the settlement agreement (including claims dismissed with prejudice) exceeds 99%; however, existing or new litigation may continue in the United States and internationally relating to the products that are the subject of the settlement. For example, the Company is aware of a writ of summons that was filed in Australia on behalf of purported users of the Company's earplug products.
During the first quarter of 2025, the Company increased its existing accrual for CAE by approximately $46 million primarily for interest accretion on the CAE Settlement and made the related payments of approximately $0.7 billion. As of March 31, 2025, the Company had an accrued liability of $3.0 billion related to CAE. This amount is reflected within contingent liability claims and other ($0.7 billion within other current liabilities and $2.3 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement. The Company also made a $0.6 billion payment in April 2025 pursuant to the schedule in the amended settlement agreement.
The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
Insurance Recoveries
The Company is actively engaged in insurance recovery activities to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery processes are underway through lawsuits filed in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers. During the first quarter of 2025, the Company recorded an aggregate of $26 million in insurance recovery benefits related to respirator mask/asbestos, CAE, and PFAS-related matters. Insurance recoveries related to CAE litigation are provided to the Qualified Settlement Fund as part of the consideration for the settlement. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers; and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage. The Company’s aggregate liabilities are unlikely to be fully covered by applicable insurance, and, to the extent covered, will exceed the applicable limits of such insurance.

NOTE 18. Stock-Based Compensation
The Company’s annual stock option, restricted stock unit, and performance share grant is typically made in the first quarter to provide a strong and immediate link between the performance of individuals during the preceding year and the size of their annual stock compensation grants. The grant to eligible employees uses the closing stock price on the grant date. Accounting rules require recognition of expense under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. Employees are considered eligible to retire at age 55 and after having completed ten years of service. This retiree-eligible population represents 31 percent of the annual grant stock option and restricted unit compensation expense; therefore, higher stock-based compensation expense is typically recognized in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May, after the April 1, 2024 separation.
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
In connection with the Solventum separation on April 1, 2024 (see Note 2), all outstanding stock-based compensation awards associated with Solventum employees converted into Solventum awards, became Solventum’s responsibility and were cancelled from 3M plans. In addition, for awards associated with remaining 3M employees, the number of shares underlying unvested stock awards was adjusted along with the exercise price and the number of shares underlying outstanding stock options. Refer to Note 21 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for additional information. The adjustments to shares underlying unvested stock awards and outstanding stock options did not result in a material stock-based compensation cost.
Stock-Based Compensation Expense: Amounts recognized in the financial statements with respect to stock-based compensation programs, which include stock options, restricted stock, restricted stock units, performance shares and the General Employees’ Stock Purchase Plan (GESPP), are provided in the following table. Capitalized stock-based compensation amounts were not material.

	Three months ended March 31,
(Millions)	2025	2024
Cost of sales	$11	$5
Selling, general and administrative expenses	59	18
Research, development and related expenses	15	3
Stock-based compensation expenses	85	26
Income tax benefits	—	19
Stock-based compensation expenses (benefits), net of tax	$85	$45
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
3M discloses business segment operating income (loss) as its measure of segment profit/loss, reconciled to both total 3M operating income (loss) and income before taxes. Business segment operating income (loss) excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Other”). Business segment disclosures consider information used by/provided to 3M's chief operating decision maker (CODM). For 3M, the CODM is the chief executive officer. The CODM uses business segment operating income (loss) to allocate resources to segments in the planning and forecasting process along with periodic ongoing reviews of results and overall market activity.

Business Segment Information

	Three months ended March 31,
Net sales (millions)	2025	2024
Safety and Industrial	$2,745	$2,732
Transportation and Electronics	1,990	2,104
Consumer	1,124	1,140
Total reportable business segment net sales	5,859	5,976
Corporate and Other	95	40
Total company	$5,954	$6,016

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,470	$1,487
Selling, general and administrative expenses	454	472
Research, development and related expenses	125	116
Safety and Industrial operating income (loss)	696	657
Transportation and Electronics
Cost of sales	1,243	1,245
Selling, general, administrative and goodwill impairment expenses	276	273
Research, development and related expenses	119	105
Transportation and Electronics operating income (loss)	352	481
Consumer
Cost of sales	669	680
Selling, general and administrative expenses	204	214
Research, development and related expenses	32	30
Consumer operating income (loss)	219	216
Total reportable business segment operating income (loss)	1,267	1,354
Corporate and Other
Corporate special items:
Net costs for significant litigation	(71)	(63)
Divestiture costs	—	(6)
Total corporate special items	(71)	(69)
Other corporate (expense) income - net	50	(136)
Total Corporate and Other	(21)	(205)
Total company operating income (loss)	1,246	1,149

Other expense/(income), net	(139)	220
Income (loss) from continuing operations before income taxes	$1,385	$929

	Depreciation and amortization		Capital expenditures
	Three months ended March 31,		Three months ended March 31,
(Millions)	2025	2024	2025	2024
Safety and Industrial	$139	$135	$78	$76
Transportation and Electronics	108	107	89	146
Consumer	39	38	11	24
Corporate and Other	4	11	58	52
Total continuing operations	$290	$291	$236	$298

	Assets
(Millions)	March 31, 2025		December 31, 2024
Business segment assets:
Inventories
Safety and Industrial	$1,597		$1,509
Transportation and Electronics	1,288		1,269
Consumer	788		719
Total business segment assets		3,673		3,497
All other current assets	11,984		12,387
Total non-current assets	24,294		23,984
Total assets	$39,951		$39,868
Beginning in the first quarter of 2025, "business segment assets" represent inventories, based on the extent of business segment information regularly provided to 3M's CODM. This impact is reflected in the table above for all periods presented.
Business segment depreciation reflected above is based on the underlying usage of assets and allocated depreciation.
Corporate and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis.
Corporate and Other operating income (loss) includes “corporate special items” and “other corporate (expense) income-net”.
•Corporate special items includes, for the periods presented:
◦net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters.
◦divestiture costs (related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture) that were not eligible to be part of discontinued operations.
•Other corporate (expense) income-net includes:
◦certain enterprise and governance activities resulting in unallocated corporate costs and other activity and net costs that 3M may choose not to allocate directly to its business segments.
◦commercial activity with Solventum following its April 1, 2024 Separation and certain operations of the former Health Care business segment retained by 3M.
◦transition arrangement agreements (e.g. fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Solventum Separation, as well as other applicable divestitures.
◦operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with those previous divestitures.
◦costs previously allocated to Solventum prior to the Separation that were not eligible to be part of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of 3M’s financial statements with a narrative from the perspective of management. The MD&A should be read in conjunction with 3M's consolidated financial statements and the accompanying notes to the consolidated financial statements. 3M’s MD&A is presented in the following sections:
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
Overview
3M is a diversified global manufacturer, technology innovator and marketer of a wide variety of products and services. As discussed in Note 1, certain changes are reflective in this document for all applicable periods presented.
As discussed in Note 2, on April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result, Solventum became an independent public company, 3M no longer consolidates Solventum into 3M’s financial results and the historical net income of Solventum and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations.
3M manages its continuing operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, EMEA refers to Europe, Middle East and Africa on a combined basis.
Financial highlights for first quarter of 2025:
•Sales of $6.0 billion, down 1.0 percent year-on-year (YoY), down 0.3 percent YoY organically1; adjusted sales of $5.8 billion, up 0.8 percent YoY, up 1.5 percent YoY organically1
◦Driven by strength in electrical markets, industrial adhesives and tapes, and aerospace; softer auto, abrasives, and packaging/expression; and YoY impact of applicable special item (manufactured PFAS products)
•Operating margin of 20.9%, up 1.8 percentage points YoY; adjusted operating margin of 23.5%, up 2.2 percentage points YoY
◦Reflecting benefits from growth, lower restructuring costs, productivity, transition service agreement reimbursement; and the YoY impact of special items (primarily manufactured PFAS products), partially offset by continued growth investments in the business, timing of stock-based compensation, cost dis-synergies and foreign currency impacts.
•Earnings per diluted share (EPS) from continuing operations of $2.04, up 61 percent YoY;adjusted EPS from continuing operations of $1.88, up 10 percent YoY
◦Driven by growth and productivity, lower restructuring costs, share buyback partially offset by higher growth investments, non-operating pension headwind; and the YoY impact of special items (primarily the change in value of Solventum ownership).
The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
Additional information regarding certain items impacting pre-2025 periods that may also be relevant in 2025 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2024 Annual Report on Form 10-K.

Results of Operations
Net Sales: Percent change information compares the three months ended March 31, 2025 and 2024, unless otherwise indicated. Discussion of business segment results is provided in the Performance by Business Segment section. Information regarding sales by geographic area is included below.

	Three months ended March 31, 2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,207	$1,722	$1,025	$5,954
% of worldwide sales	53.9%	28.9%	17.2%	100.0%
Components of net sales change:
Organic sales[1]	1.6	(0.7)	(5.1)	(0.3)
Divestitures[2]	1.6	0.2	0.5	1.0
Translation	(1.4)	(2.1)	(2.1)	(1.7)
Total sales change	1.8%	(2.6)%	(6.7)%	(1.0)%
1Organic sales change (which includes both organic volume and selling price impacts), is defined as the change in net sales, absent the separate impacts from foreign currency translation and acquisitions, net of divestitures. 3M believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
2Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction and, beginning April 2024, include, within divestitures, the impact of commercial agreements associated with the separation of Solventum.
For the first quarter of 2025, in the Americas geographic area, U.S. total sales increased 3 percent which included increased organic sales of 1 percent.

Operating Expenses:	Three months ended March 31,
(Percent of net sales)	2025	2024	Change
Cost of sales	58.4%	57.9%	0.5%
Selling, general and administrative expenses (SG&A)	15.9	18.8	(2.9)
Research, development and related expenses (R&D)	4.8	4.2	0.6
Operating income margin	20.9%	19.1%	1.8%
Cost of Sales measured as a percent of sales: Increases in the first quarter of 2025 were primarily due to foreign currency impacts; cost dis-synergies due to the spin of Solventum and PFAS exit partially offset by ongoing manufacturing productivity initiatives. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Decreases were primarily impacted by lower YoY restructuring charges, Solventum transition agreement income partially offset by timing of stock-based compensation grants. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
R&D measured as a percent of sales: 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Other Expense (Income), Net: See Note 7 for a detailed breakout of this line item.
Interest expense (net of interest income) decreased in the first quarter of 2025 compared to the same period YoY driven by decreased imputed interest associated with the obligations resulting from the PWS Settlement and the CAE Settlement (discussed in Note 17).
The non-service pension and postretirement net benefit decreased approximately $39 million in the first quarter of 2025 compared to the same period YoY. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value resulted in a YoY benefit of $0.3 billion in the first quarter of 2025.

Provision (benefit) for Income Taxes:	Three months ended March 31,
(Percent of pre-tax income/loss)	2025	2024
Effective tax rate	19.1%	23.7%
The primary factors that decreased the Company's effective tax rate for first quarter 2025 were the effective tax rate benefit on the change in value of 3M's retained ownership interest in Solventum offset by the effective tax rate on the PWS and CAE Settlements (as discussed in Note 17) and implementation of Pillar Two Model Rules published by the Organization for Economic Cooperation and Development (OECD). On an adjusted basis, the effective tax rate for the first quarter of 2025 was 20.9%, no change from the prior year. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below.

Income from Unconsolidated Subsidiaries, Net of Taxes:	Three months ended March 31,
(Millions)	2025	2024
Income (loss) from unconsolidated subsidiaries, net of taxes	$2	$1
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities.

Net Income (Loss) Attributable to Noncontrolling Interest:	Three months ended March 31,
(Millions)	2025	2024
Net income (loss) attributable to noncontrolling interest	$6	$5
Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation is discussed in Note 18 and impacts cost of sales, SG&A, and R&D. As noted therein, higher stock-based compensation expense is recognized in the quarter in which 3M’s annual stock option, restricted stock unit and performance share grant is made because of accounting rules for grants to employees that are retiree-eligible. Typically, the annual grant is made in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May 2024, after the April 1, 2024 separation. Pre-tax continuing operations stock compensation expense was $85 million and $26 million for the first quarter of 2025 and 2024, respectively.
Pre-tax defined benefit pension and postretirement service cost expense for continuing operations impacts cost of sales, SG&A, and R&D while the non-service cost component of pension and postretirement benefits for continuing operations impacts the other expense (income), net line item. Refer to Note 13 for additional information. For the first quarter of 2025, the Company recognized pre-tax defined benefit pension and postretirement benefit service cost expense of $41 million and non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) of $28 million for a total pre-tax continuing operations defined benefit pension and postretirement expense of $69 million.
For the first quarter of 2024 on a comparable continuing operations basis, the Company recognized pre-tax defined benefit pension and postretirement service cost expense of $52 million and a benefit of $11 million related to non-service pension and postretirement net benefit costs (including settlements, curtailments, special termination benefits and other) for a total pre-tax continuing operations defined benefit pension and postretirement expense of $41 million.
The Company continues to make investments in the implementation of new business systems and solutions, including enterprise resource planning, with the amortization relating to these investments impacting cost of sales, SG&A, and R&D.
Performance by Business Segment
The section entitled Business Segments in Item 1 within 3M's 2024 Annual Report on Form 10-K provides an overview of 3M’s business segments including discussion of 3M products that are included in each business segment. In addition, disclosures relating to 3M’s business segments are provided in Note 19. 3M manages its continuing operations in three business segments. The reportable segments are Safety and Industrial; Transportation and Electronics; and Consumer.

Safety and Industrial Business:	Three months ended March 31,
	2025	2024
Sales (millions)	$2,745	$2,732
Sales change analysis:
Organic sales[1]	2.5%
Translation	(2.0)
Total sales change	0.5%

Business segment operating income (millions)	$696	$657
Percent change	5.9%
Percent of sales	25.4%	24.1%
First quarter 2025 results: Sales in Safety and Industrial were up 0.5 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electrical markets, industrial adhesives and tapes, roofing granules, industrial specialties and personal safety, and decreased in automotive aftermarket and abrasives.
•Growth primarily came from electrical markets with strong demand for cable accessories from construction of data centers and renewable energy projects and from industrial adhesives and tapes with strength in industrial and electronic bonding solutions driven by continued share gains in structural adhesives.
Business segment operating income margins increased YoY driven by benefits from growth, lower restructuring costs, productivity partially offset by continued growth investments in the business, timing of stock-based compensation and cost dis-synergies due to the spin of Solventum.
Adjusting for special item net costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 24.3 percent to 25.5 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Transportation and Electronics Business:	Three months ended March 31,
	2025	2024
Sales (millions)	$1,990	$2,104
Sales change analysis:
Organic sales[1]	(4.0)%
Translation	(1.4)
Total sales change	(5.4)%

Business segment operating income (millions)	$352	$481
Percent change	(26.8)%
Percent of sales	17.7%	22.9%
First quarter 2025 results: Sales in Transportation and Electronics were down 5.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial branding and transportation and decreased in advanced materials, electronics and automotive and aerospace.
•Growth was negatively impacted by headwinds related to PFAS manufactured products.
•The electronics business was negatively impacted by lower device demand, while the automotive OEM business was down reflecting continued weakness in auto builds, particularly in Europe and the U.S. This was partially offset by growth from commercial aircraft and defense related business in aerospace and from project wins in advanced materials.
Business segment operating income margins decreased YoY due to challenging comparison against last year's strong share gains from spec-in wins and new product introductions in automotive and consumer electronics, cost dis-synergies due to the spin of Solventum and exit of PFAS manufacturing, continued growth investments in the business, timing of stock-based compensation partially offset by benefits from growth, lower restructuring costs and productivity.
Adjusting for special item PFAS manufactured products (non-GAAP measure), sales of $1,816 million were down 0.4 percent YoY in U.S. dollars, or up 1.1 percent organically while business segment operating income margins decreased YoY from 26.3 percent to 21.5 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Consumer Business:	Three months ended March 31,
	2025	2024
Sales (millions)	$1,124	$1,140
Sales change analysis:
Organic sales[1]	0.3%
Translation	(1.7)
Total sales change	(1.4)%

Business segment operating income (millions)	$219	$216
Percent change	1.3%
Percent of sales	19.5%	19.0%
First quarter 2025 results: Sales in Consumer were down 1.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer safety and well-being, were flat in home improvement and home and auto care and decreased in packaging and expression.
•Growth was led by consumer safety & well-being driven by demand for Filtrete™ filters and respiratory products.
•Home improvement and home and auto care were both flat with growth driven by investment and new product innovation in paint protection and Meguiar’s™ auto care partially offset by soft consumer spending, principally in Command™ and packaging and expression.
Business segment operating income margins increased YoY driven by benefits from growth, productivity, and lower restructuring costs partially offset by continued growth investments in the business, timing of stock-based compensation and cost dis-synergies due to the spin of Solventum.
Corporate and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Other are further described in Note 19.
Other corporate operating expenses, net, decreased YoY in the first three months of 2025 primarily due to the extent of transition arrangement income from divested businesses (and associated costs) largely related to Solventum's April 2024 Separation as well as the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Other prior to the Separation. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section and Note 19 for additional details on the components of corporate special items and their impact.
Certain amounts adjusted for special items - (non-GAAP measures)
In addition to reporting financial results in accordance with U.S. GAAP, 3M also provides certain non-GAAP measures. These measures are not in accordance with, nor are they a substitute for GAAP measures, and may not be comparable to similarly titled measures used by other companies.
Certain measures adjust for the impacts of special items. Special items for the periods presented include the items described in the section entitled “Description of special items”. Because 3M provides certain information with respect to business segments, it is noteworthy that special items impacting operating income (loss) are reflected in Corporate and Other, except as described with respect to net costs for significant litigation and manufactured PFAS products items in the “Description of special items” section. The reconciliations below, therefore, also include impacted segments as applicable.
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
•Net sales (and sales change)
Considered, in addition to segment operating performance, in evaluating and managing operations; useful in understanding underlying business performance, provides additional transparency to special items

•Operating income (loss), segment operating income (loss) and operating income (loss) margin
•Income from continuing operations before taxes
•Provision for income taxes and effective tax rate
•Net income from continuing operations
•EPS from continuing operations

Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 17). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), legal costs, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income (FDII), Global Intangible Low Taxed Income (GILTI), foreign tax credits and tax costs of repatriation. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Other.
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
Solventum ownership - change in value:
•This amount relates to the change in value of 3M's retained ownership interest in Solventum common stock reflected in other expense (income), net.

	Three months ended March 31, 2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$657	24.1%
Adjustments for special items:
Net costs for significant litigation		7
Adjusted amounts (non-GAAP measures)		$664	24.3%
Transportation and Electronics
GAAP amounts	$2,104	$481	22.9%
Adjustments for special items:
Manufactured PFAS products	(281)	(2)
Adjusted amounts (non-GAAP measures)	$1,823	$479	26.3%
Total company
GAAP amounts	$6,016	$1,149	19.1%	$929	$220	23.7%	$705	$1.27
Adjustments for special items:
Net costs for significant litigation	—	70		274	31		243	0.44
Manufactured PFAS products	(281)	(2)		(2)	(1)		(1)	—
Divestiture costs	—	6		6	2		4	—
Total special items	(281)	74		278	32		246	0.44
Adjusted amounts (non-GAAP measures)	$5,735	$1,223	21.3%	$1,207	$252	20.9%	$951	$1.71

	Three months ended March 31, 2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$696	25.4%
Adjustments for special items:
Net costs for significant litigation			3
Adjusted amounts (non-GAAP measures)			$699	25.5%
Transportation and Electronics
GAAP amounts	$1,990	(5.4)%	$352	17.7%
Adjustments for special items:
Manufactured PFAS products	(174)		38
Adjusted amounts (non-GAAP measures)	$1,816	(0.4)%	$390	21.5%
Total company
GAAP amounts	$5,954	(1.0)%	$1,246	20.9%	$1,385	$265	19.1%	$1,116	$2.04	61%
Adjustments for special items:
Net costs for significant litigation	—		74		224	(2)		226	0.41
Manufactured PFAS products	(174)		38		38	9		29	0.06
Solventum ownership - change in value	—		—		(343)	—		(343)	(0.63)
Total special items	(174)		112		(81)	7		(88)	(0.16)
Adjusted amounts (non-GAAP measures)	$5,780	0.8%	$1,358	23.5%	$1,304	$272	20.9%	$1,028	$1.88	10%

	Three months ended March 31, 2025
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total company	(0.3)%	—%	1.0%	(1.7)%	(1.0)%
Remove manufactured PFAS products special item impact	1.8	—	—	—	1.8
Adjusted total company (non-GAAP measures)	1.5%	—%	1.0%	(1.7)%	0.8%

Transportation and Electronics	(4.0)%	—%	—%	(1.4)%	(5.4)%
Remove manufactured PFAS products special item impact	5.1	—	—	(0.1)	5.0
Adjusted Transportation and Electronics (non-GAAP measures)	1.1%	—%	—%	(1.5)%	(0.4)%
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
As of March 31, 2025, 3M owned 19.9% of Solventum Corporation common stock which ownership interest's fair value was $2.6 billion. As previously disclosed, 3M intends to divest its ownership in Solventum within five years from its April 2024 spin-off.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding as of March 31, 2025 and December 31, 2024.

Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, stable outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch.
The Company’s total debt at March 31, 2025 increased when compared to December 31, 2024 as a result of issuance of $1.1 billion in aggregate principal amount of debt partially offset by $750 million aggregate principal amount of debt maturities. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of March 31, 2025, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at March 31, 2025. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At March 31, 2025, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $0.7 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at March 31, 2025. These instruments are utilized in connection with normal business activities.
Cash, cash equivalents and marketable securities: At March 31, 2025, 3M had $7.0 billion of cash, cash equivalents and marketable securities, of which approximately $3.2 billion was held by the Company’s foreign subsidiaries and approximately $3.8 billion was held in the United States. These balances are invested in bank instruments and other high quality securities. At December 31, 2024, 3M had $7.7 billion of cash, cash equivalents and marketable securities, of which approximately $3.5 billion was held by the Company’s foreign subsidiaries and $4.2 billion was held by the United States. The decrease from December 31, 2024 was driven by $0.7 billion in payments associated with the CAE legal settlement (discussed in Note 17), debt maturities of $0.8 billion, purchases of treasury stock of $1.3 billion and dividend payments of $0.4 billion, partially offset by $1.1 billion in proceeds from debt and $0.9 billion of proceeds from issuances of treasury shares pursuant to option/benefit plans.
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of March 31, 2025 and December 31, 2024.

(Millions)	March 31, 2025	December 31, 2024	Change
Total debt	$13,476	$13,044	$432
Less: Cash, cash equivalents and marketable securities	7,040	7,744	(704)
Net debt (non-GAAP measure)	$6,436	$5,300	$1,136
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

Working capital (non-GAAP measure):

(Millions)	March 31, 2025	December 31, 2024	Change
Current assets	$15,657	$15,884	$(227)
Less: Current liabilities	9,451	11,256	(1,805)
Working capital (non-GAAP measure)	$6,206	$4,628	$1,578
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
Working capital increased $1.6 billion compared with December 31, 2024 primarily driven by lower balances of current liabilities relating to CAE legal settlement, short-term borrowings and current portions of long-term debt.
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
In the first three months of 2025, cash flows provided by operating activities decreased $0.8 billion compared to the same period last year, primarily driven by approximately $0.7 billion in payments associated with the CAE legal settlement .
Cash Flows from Investing Activities:
Investments in property, plant and equipment (PP&E) enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.2 billion on PP&E in the first three months of 2025. The Company expects 2025 capital spending to be approximately $1.1 billion as 3M continues to invest in growth, productivity and sustainability.
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
Cash Flows from Financing Activities:
Debt cash flow activity includes proceeds from issuance of $1.1 billion in aggregate principal amount of debt partially offset by $750 million aggregate principal amount of debt maturities in the first quarter of 2025. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". The Company had no commercial paper outstanding as of March 31, 2025 and December 31, 2024. 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
In February 2025, 3M’s Board of Directors replaced the Company’s November 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first three months of 2025, the Company purchased $1.3 billion of its own stock, compared to $21 million of stock purchases in the first three months of 2024. As of March 31, 2025, approximately $6.6 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock. The Company also had $0.9 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first three months of 2025.
3M has paid dividends since 1916. In February 2025, 3M's Board of Directors declared a first-quarter 2025 dividend of $0.73 per share, an increase of 4 percent.

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
Material Cash Requirements from Known Contractual and Other Obligations: See the Financial Condition and Liquidity - Material Cash Requirements from Known Contractual and Other Obligations section of Item 7 of 3M's 2024 Annual Report on Form 10-K.

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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast,” "future," "outlook," "guidance" and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation; recession; military conflicts; trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and work to discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K, as well as compliance risks related to legal or regulatory requirements, government contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, tariffs, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information or operational technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”) and related products, including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or the Company (“CAE Settlement”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2024 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until March 31, 2025.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended March 31, 2025
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
Risks Related to the Global Economy and External Conditions
* The Company’s results are impacted by the effects of, and changes in, worldwide economic, political, regulatory, international trade, geopolitical, tariffs and retaliatory counter measures, and other external conditions.
During the first quarter of 2025, the Company derived approximately 56 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could have a material adverse effect on the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed, and propose to impose additional, export controls and tariffs on certain products, and financial and economic sanctions on certain industry sectors and parties. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to end markets, lower profitability, and uncertainty related to planning long-term investments and strategies, and may have other competitive effects. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
* The Company is subject to risks related to international, federal, state, and local treaties, laws, and regulations, as well as compliance risks related to legal or regulatory requirements, contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way. The outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements could have a material adverse effect on the Company's reputation, ability to execute its strategy and its results of operations.
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

The Company is also subject to certain risks as a direct and indirect supplier to the U.S. government and other governments, such as those associated with compliance with procurement regulations, as well as the government’s rights to audit and conduct investigations and to terminate contracts. There is also uncertainty as to the extent and timing of funding that may be available for U.S. federal government and other government procurement activities. Failure by the Company or one of its customers, suppliers, vendors, or channel partners to comply with provisions of government contracts or related laws, regulations, executive orders, or other government actions could result in the Company being unable to fulfill its contract commitments under a government contract or inability to realize the full value of such contract. Significant administrative, civil or criminal liabilities, including under the U.S. False Claims Act or similar enforcement legislation, and suspension or debarment from business with the U.S. or other governments, and reputational harm, could also result from the risks noted above.
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
Demand for the Company’s products, which impacts revenue and profit margins, is affected by, among other things, (i) the development and timing of the introduction of competitive products; (ii) the Company’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for our products, including preferences for products that do not contain PFAS, the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products; and (v) changes in the business environment related to disruptive technologies, such as artificial intelligence and machine learning technologies, block-chain, expanded analytics, and other enhanced learnings from increasing volume of available data. Tariffs and other trade restrictions may also increase the cost of raw materials and components imported from other countries, leading to higher production costs and product pricing to the extent those increased costs are offset through pricing actions; disrupt established supply chains, forcing the Company to find new suppliers or relocate production, which can be time-consuming and costly; limit the Company's access to end markets and, in turn, result in reduced sales and revenue; lower profitability; result in uncertainty related to planning long-term investments and strategies; and have other competitive effects. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company depends on various components, compounds, raw materials, and energy (including oil and natural gas and their derivatives) supplied by others for the manufacturing of its products. Supplier relationships have been and could be interrupted or terminated in the future due to events such as supplier material shortages, climate impacts and severe weather events, natural and other disasters, and other disruptive events such as those noted in the first risk factor above. In addition, some of our suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, and stability of such suppliers and the Company's ability to source adequate alternatives in a cost-effective manner. Any sustained interruption in the Company’s receipt of adequate supplies, supply chain disruptions impacting the distribution of products, or disruption to key manufacturing sites’ operations due to natural and other disasters or events, such as government actions relating to discharge or emission permits, strikes or other labor disruptions, or other legal or regulatory requirements, could have a material adverse effect on the Company and its ability to fulfill supply obligations to its customers. The Company could incur contractual penalties, experience a deterioration in customer relationships, or suffer harm to its reputation if the Company is unable to fulfill its obligations to customers, any of which could have a material adverse effect on the Company. In addition, there can be no assurance that the Company's processes to minimize volatility in component and material pricing will be successful or that future price fluctuations or shortages will not have a material adverse effect on the Company.

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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, stable outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could have a material adverse effect on the Company's liquidity and access to capital markets. In addition, interest expense could increase due to a rise in interest rates.
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2025	2,202,222	$141.18	2,201,890	$2,074
February 1 - 28, 2025	2,607,515	149.24	2,606,120	7,111
March 1 - 31, 2025	3,574,401	149.39	3,574,401	6,577
January 1 - March 31, 2025	8,384,138	147.19	8,382,411
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
Filed herewith:

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
Long-term debt instruments under which the total amount of securities authorized does not exceed 10% of 3M Company’s total consolidated assets are not filed as exhibits to this report. 3M Company will furnish a copy of these agreements to the Securities and Exchange Commission on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
3M COMPANY
(Registrant)

Date: April 22, 2025
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)