Form 10-Q
period 2025-06-30
3M CO
filed 2025-07-18
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2025
Common Stock, $0.01 par value per share	532,629,702 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended June 30, 2025

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2025
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,344	$6,255	$12,298	$12,271

Operating expenses
Cost of sales	3,646	3,571	7,124	7,056
Selling, general and administrative expenses	1,267	1,132	2,212	2,260
Research, development and related expenses	288	280	573	534
Loss on business divestitures	3	—	3	—
Total operating expenses	5,204	4,983	9,912	9,850
Operating income	1,140	1,272	2,386	2,421

Other expense (income), net	217	(138)	78	82

Income from continuing operations before income taxes	923	1,410	2,308	2,339
Provision for income taxes	245	203	510	423
Income from continuing operations of consolidated group	678	1,207	1,798	1,916

Income from unconsolidated subsidiaries, net of taxes	47	3	49	4
Net income from continuing operations including noncontrolling interest	725	1,210	1,847	1,920

Less: net income attributable to noncontrolling interest	2	6	8	11
Net income from continuing operations attributable to 3M	723	1,204	1,839	1,909

Net income (loss) from discontinued operations, net of taxes	—	(59)	—	164
Net income attributable to 3M	$723	$1,145	$1,839	$2,073

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	537.4	553.8	540.6	554.4
Earnings per share from continuing operations — basic	$1.35	$2.17	$3.40	$3.44
Earnings (loss) per share from discontinued operations — basic	—	(0.10)	—	0.30
Earnings per share — basic	$1.35	$2.07	$3.40	$3.74

Weighted average 3M common shares outstanding — diluted	540.6	554.8	544.2	555.3
Earnings per share from continuing operations — diluted	$1.34	$2.17	$3.38	$3.44
Earnings (loss) per share from discontinued operations — diluted	—	(0.10)	—	0.29
Earnings per share — diluted	$1.34	$2.07	$3.38	$3.73
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net income attributable to 3M	$723	$1,145	$1,839	$2,073
Net income attributable to noncontrolling interest	2	6	8	11
Net income including noncontrolling interest	725	1,151	1,847	2,084
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	339	(145)	510	(353)
Defined benefit pension and postretirement plans adjustment	49	826	107	961
Cash flow hedging instruments	(83)	(7)	(112)	19
Total other comprehensive income (loss), net of tax	305	674	505	627
Comprehensive income including noncontrolling interest	1,030	1,825	2,352	2,711
Comprehensive (income) attributable to noncontrolling interest	(2)	(5)	(8)	(11)
Comprehensive income attributable to 3M	$1,028	$1,820	$2,344	$2,700
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3,712	$5,600
Marketable securities — current	502	2,128
Accounts receivable — net of allowances of $61 and $60	3,760	3,194
Inventories
Finished goods	2,092	1,849
Work in process	1,131	1,051
Raw materials and supplies	854	798
Total inventories	4,077	3,698
Prepaids	642	493
Other current assets	734	771
Total current assets	13,427	15,884
Property, plant and equipment	24,118	23,406
Less: accumulated depreciation	(16,725)	(16,018)
Property, plant and equipment — net	7,393	7,388
Operating lease right of use assets	573	565
Goodwill	6,433	6,281
Intangible assets — net	1,162	1,210
Other assets	9,001	8,540
Total assets	$37,989	$39,868
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$669	$1,919
Accounts payable	2,840	2,660
Accrued payroll	594	712
Accrued income taxes	315	331
Operating lease liabilities — current	180	163
Other current liabilities	3,210	5,471
Total current liabilities	7,808	11,256
Long-term debt	12,477	11,125
Pension and postretirement benefits	1,808	1,813
Operating lease liabilities	400	405
Other liabilities	11,145	11,375
Total liabilities	33,638	35,974
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - June 30, 2025: 532,629,702, December 31, 2024: 539,470,303
Additional paid-in capital	7,345	7,229
Retained earnings	37,693	36,797
Treasury stock, at cost:	(35,542)	(34,462)
Shares at June 30, 2025: 411,403,354, December 31, 2024: 404,562,753
Accumulated other comprehensive income (loss)	(5,215)	(5,731)
Total 3M Company shareholders’ equity	4,290	3,842
Noncontrolling interest	61	52
Total equity	4,351	3,894
Total liabilities and equity	$37,989	$39,868
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
(Unaudited)

	Six months ended June 30,
(Millions)	2025	2024
Cash flows from operating activities
Net income including noncontrolling interest	$1,847	$2,084
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	580	731
Company pension and postretirement contributions	(61)	(86)
Company pension and postretirement expense	135	898
Stock-based compensation expense	129	200
Loss on business divestitures	3	—
Deferred income taxes	217	115
Changes in assets and liabilities
Accounts receivable	(419)	(219)
Inventories	(240)	(270)
Accounts payable	182	166
Accrued income taxes (current and long-term)	(201)	(172)
Other — net	(3,205)	(1,659)
Net cash provided by (used in) operating activities	(1,033)	1,788

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(444)	(644)
Proceeds from sale of PP&E and other assets	21	53
Purchases of marketable securities and investments	(419)	(943)
Proceeds from maturities and sale of marketable securities and investments	2,130	707
Proceeds from sale of businesses, net of cash sold	5	—
Other — net	(3)	(29)
Net cash provided by (used in) investing activities	1,290	(856)

Cash flows from financing activities
Change in short-term debt — net	—	(205)
Repayment of debt (maturities greater than 90 days)	(1,250)	(2,653)
Proceeds from debt (maturities greater than 90 days)	1,099	8,367
Purchases of treasury stock	(2,227)	(421)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	988	30
Dividends paid to shareholders	(786)	(1,221)
Cash transferred to Solventum related to separation, net	—	(577)
Other — net	(15)	(57)
Net cash provided by (used in) financing activities	(2,191)	3,263

Effect of exchange rate changes on cash and cash equivalents	46	(45)

Net increase (decrease) in cash and cash equivalents	(1,888)	4,150
Cash and cash equivalents at beginning of year	5,600	5,933
Cash and cash equivalents at end of period	$3,712	$10,083
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
3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in "Corporate and Other" in Note 19, recorded as net sales and associated costs and recorded as a direct offset to associated costs within selling, general and administrative expenses, respectively. Solventum transition agreement income for the three and six and months ended June 30, 2025 was approximately $40 million and $90 million, respectively (approximately $0.2 billion and $0.4 billion gross fees, net of assigned costs, respectively). Solventum transition agreement income for the three and six months ended June 30, 2024 was approximately $30 million (approximately $0.2 billion gross fees, net of assigned costs). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements referenced above were approximately $0.4 billion and $0.2 billion, respectively, as of June 30, 2025 and as of December 31, 2024.
Information regarding net income from discontinued operations, net of taxes includes the following:

Net income (loss) from discontinued operations, net of taxes (millions)	Three months ended June 30, 2024	Six months ended June 30, 2024
Net sales	$—	$1,987
Cost of sales	—	844
Other operating expenses	46	837
Other expense (income), net	—	44
Income (loss) from discontinued operations before income taxes	(46)	262
Provision for income taxes	13	98
Net income (loss) from discontinued operations, net of taxes	$(59)	$164
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

Selected cash flow information from discontinued operations (millions)	Six months ended June 30, 2024
Depreciation and amortization	$139
Purchases of PP&E	77

Note 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended June 30,		Six months ended June 30,
Net sales (millions)	2025	2024	2025	2024
Abrasives	$338	$324	$655	$652
Automotive Aftermarket	291	304	581	610
Electrical Markets	349	319	674	624
Industrial Adhesives and Tapes	568	531	1,111	1,049
Industrial Specialties Division	294	291	582	581
Personal Safety	882	857	1,732	1,714
Roofing Granules	135	133	267	261
Total Safety and Industrial Business segment	2,857	2,759	5,602	5,491

Advanced Materials	227	244	445	507
Automotive and Aerospace	474	481	949	987
Commercial Branding and Transportation	689	672	1,305	1,282
Electronics	740	746	1,421	1,471
Total Transportation and Electronics Business segment	2,130	2,143	4,120	4,247

Consumer Safety and Well-Being	280	280	554	546
Home and Auto Care	306	302	605	607
Home Improvement	374	369	700	699
Packaging and Expression	310	312	535	551
Total Consumer Business segment	1,270	1,263	2,394	2,403

Corporate and Other	87	90	182	130
Total company	$6,344	$6,255	$12,298	$12,271

	Three months ended June 30,		Six months ended June 30,
Net sales by geographic area (millions)	2025	2024	2025	2024
Americas	$3,482	$3,480	$6,689	$6,630
Asia Pacific	1,782	1,721	3,504	3,489
Europe, Middle East and Africa	1,080	1,054	2,105	2,152
Worldwide	$6,344	$6,255	$12,298	$12,271

	Three months ended June 30,		Six months ended June 30,
Net sales by particular country (billions)	2025	2024	2025	2024
United States	$2.8	$2.8	$5.4	$5.3
China/Hong Kong	0.8	0.7	1.5	1.4
Note 4. Divestitures
Refer to Note 4 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for more information on relevant pre-2025 divestitures.
In June 2025, 3M completed the sale of its fused silica business, formerly part of the Transportation and Electronics business, for immaterial proceeds slightly below the business's book value.

Note 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Other	Total company
Balance as of December 31, 2024	4,469	1,496	258	58	6,281
Translation and other	104	35	13	—	152
Balance as of June 30, 2025	$4,573	$1,531	$271	$58	$6,433
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of June 30, 2025, the Company's accumulated goodwill impairment loss is $0.3 billion.
Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	June 30, 2025	December 31, 2024
Customer related	$1,354	$1,319
Patents	208	207
Other technology-based	379	371
Definite-lived tradenames	482	487
Other	47	47
Total gross carrying amount	2,470	2,431

Accumulated amortization — customer related	(999)	(935)
Accumulated amortization — patents	(208)	(207)
Accumulated amortization — other technology-based	(343)	(328)
Accumulated amortization — definite-lived tradenames	(307)	(300)
Accumulated amortization — other	(30)	(30)
Total accumulated amortization	(1,887)	(1,800)

Total finite-lived intangible assets — net	583	631

Indefinite lived intangible assets (primarily tradenames)	579	579
Total intangible assets — net	$1,162	$1,210
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Amortization expense	$26	$27	$52	$54
Expected amortization expense for acquired amortizable intangible assets recorded as of June 30, 2025 follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$52	$105	$85	$59	$57	$57	$168
3M expenses the costs incurred to renew or extend the term of intangible assets.

Note 6. Restructuring Actions
2023 to 2025 Structural Reorganization Actions: In 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This aggregate initiative, beginning in the first quarter of 2023 and continuing through 2025, is expected (as updated to exclude discontinued operations) to impact approximately 8,000 positions worldwide. During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately 1,100 positions and other actions resulting in a pre-tax charge of $187 million, the relevant portion of which relating to the second quarter and first six months are indicated in the table below. In the first six months of 2025, management approved and committed to undertake additional actions resulting in a pre-tax charge as indicated in the table below. Since its beginning in 2023 through committed second quarter 2025 actions, this initiative impacted approximately 6,900 positions worldwide. Remaining activities related to the restructuring actions approved and committed through June 30, 2025 under this initiative are expected to be largely completed in 2025. Remaining actions 3M may commit to under this initiative are not expected to be material.
The related restructuring charges for periods presented were recorded in the income statement as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Cost of sales	$—	$2	$1	$4
Selling, general and administrative expenses	8	32	20	123
Research, development and related expenses	—	1	—	11
Total operating income impact	$8	$35	$21	$138
The business segment operating income impact of these restructuring charges is summarized as follows:

	Three months ended June 30,
	2025	2024
(Millions)	Employee related	Employee related	Asset-related and other	Total
Safety and Industrial	$4	$13	$5	$18
Transportation and Electronics	3	7	4	11
Consumer	1	4	2	6
Total operating expense	$8	$24	$11	$35

	Six months ended June 30,
	2025	2024
(Millions)	Employee Related	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$10	$39	$25	$64
Transportation and Electronics	7	16	18	34
Consumer	4	9	11	20
Corporate and Other	—	6	14	20
Total operating expense	$21	$70	$68	$138
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-related
Accrued restructuring action balance as of December 31, 2024	$80
Incremental expense incurred in the first quarter of 2025	13
Incremental expense incurred in the second quarter of 2025	8
Adjustments	(11)
Cash payments	(48)
Accrued restructuring action balance as of June 30, 2025	$42

2023 to 2025 PFAS Exit Restructuring Actions: 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025 and began related workforce actions in 2023. In the first six months of 2024, management approved and committed to undertake actions resulting in an immaterial pre-tax charge. During the first six months of 2025, such actions resulted in a pre-tax charge as indicated in the table below. These charges were reflected within the Transportation and Electronics business segment and primarily impacted cost of sales and selling, general and administrative expenses. This initiative, beginning in 2023 through committed 2025 actions, impacted approximately 1,200 positions worldwide.

(Millions)	Employee-related
Accrued restructuring action balance as of December 31, 2024	$86
Incremental expense incurred in the first quarter of 2025	5
Incremental expense incurred in the second quarter of 2025	4
Cash payments	(22)
Accrued restructuring action balance as of June 30, 2025	$73
Note 7. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Interest expense[2]	$237	$322	$492	$663
Interest income	(50)	(143)	(129)	(253)
Pension and postretirement net periodic benefit cost (benefit)[3]	23	796	51	785
Solventum ownership - change in value[4]	7	(1,113)	(336)	(1,113)
Total	$217	$(138)	$78	$82
2 Interest expense related to outstanding debt is as follows below. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 17).

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Interest expense related to outstanding debt	$116	$120	$226	$257
3 Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
4 Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). As of June 30, 2025, the balance of unrealized gain on this investment was $1.9 billion.

Note 8. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $0.73 per share for each of the first and second quarters of 2025 and $1.51 and $0.70 per share for the first and second quarters of 2024, respectively, or $1.46 and $2.21 per share for the first six months of 2025 and 2024, respectively.
The table below presents the consolidated changes in equity for three and six months ended June 30, 2025 and 2024:

		3M Company Shareholders				Non-controlling interest
(Millions)	Total	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at March 31, 2025	$4,523	$7,310	$37,432	$(34,747)	$(5,531)	$59
Net income	725		723			2
Other comprehensive income (loss), net of tax	305				305	—
Solventum spin-off	(3)		(14)		11
Dividends declared	(390)		(390)
Purchase of non-controlling interest	—	—				—
Stock-based compensation	44	44
Reacquired stock	(946)			(946)
Issuances pursuant to stock option and benefit plans	93		(58)	151
Balance at June 30, 2025	$4,351	$7,354	$37,693	$(35,542)	$(5,215)	$61

Balance at March 31, 2024	$4,933	$6,982	$37,472	$(32,762)	$(6,826)	$67
Net income	1,151		1,145			6
Other comprehensive income (loss), net of tax	674				675	(1)
Solventum spin-off	(2,169)		(2,753)		584
Dividends declared	(386)		(386)
Stock-based compensation	173	173
Reacquired stock	(400)			(400)
Issuances pursuant to stock option and benefit plans	12		(3)	15
Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72

Balance at December 31, 2024	$3,894	$7,238	$36,797	$(34,462)	$(5,731)	$52
Net income	1,847		1,839			8
Other comprehensive income (loss), net of tax	505				505
Solventum spin-off	(3)		(14)		11
Dividends declared	(786)		(786)
Purchase of non-controlling interest	1	—				1
Stock-based compensation	116	116
Reacquired stock	(2,221)			(2,221)
Issuances pursuant to stock option and benefit plans	998		(143)	1,141
Balance at June 30, 2025	$4,351	$7,354	$37,693	$(35,542)	$(5,215)	$61

Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income	2,084		2,073			11
Other comprehensive income (loss), net of tax	627				627	—
Solventum spin-off	(2,169)		(2,753)		584
Dividends declared	(1,221)		(1,221)
Stock-based compensation	190	190
Reacquired stock	(421)			(421)
Issuances pursuant to stock option and benefit plans	30		(103)	133
Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for the three and six months ended June 30, 2025 and 2024:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)	Total accumulated other comprehensive income (loss)
Balance at March 31, 2025, net of tax:	$(2,782)	$(2,705)	$(44)	$(5,531)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	287	(7)	(91)	189
Amounts reclassified out	—	71	(14)	57
Total other comprehensive income (loss), before tax	287	64	(105)	246
Tax effect[5]	52	(15)	22	59
Total other comprehensive income (loss), net of tax	339	49	(83)	305
Solventum spin-off	—	11	—	11
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)

Balance at March 31, 2024, net of tax:	$(2,715)	$(4,083)	$(28)	$(6,826)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(148)	218	23	93
Amounts reclassified out	11	876	(30)	857
Total other comprehensive income (loss), before tax	(137)	1,094	(7)	950
Tax effect[2]	(7)	(268)	—	(275)
Total other comprehensive income (loss), net of tax	(144)	826	(7)	675
Solventum spin-off	64	520	—	584
Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)

Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	436	(7)	(105)	324
Amounts reclassified out	—	147	(37)	110
Total other comprehensive income (loss), before tax	436	140	(142)	434
Tax effect[5]	74	(33)	30	71
Total other comprehensive income (loss), net of tax	510	107	(112)	505
Solventum spin-off	—	11	—	11
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)

Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(401)	285	84	(32)
Amounts reclassified out	68	972	(57)	983
Total other comprehensive income (loss), before tax	(333)	1,257	27	951
Tax effect[5]	(20)	(296)	(8)	(324)
Total other comprehensive income (loss), net of tax	(353)	961	19	627
Solventum spin-off	64	520	—	584
Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)
5 Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Cumulative translation adjustment	$—	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(17)	(216)	(35)	(229)
Cash flow hedging instruments, realized gain/loss	4	7	9	13
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
•Cash flow hedging instruments, realized gain (loss): amounts from foreign currency forward/option contacts were reclassified into cost of sales, while amounts from interest rate contracts were reclassified into interest expense (see Note 15).
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.
Note 9. Income Taxes
The effective tax rates were as follows:

	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income)	2025	2024	2025	2024
Effective tax rate	26.6%	14.4%	22.1%	18.1%
The primary factors that increased the Company's effective tax rate for the three and six months ending June 30, 2025, when compared to 2024, were the tax effect of the change in value of 3M's retained ownership interest in Solventum and application of Pillar Two Model Rules published by the Organization for Economic Cooperation and Development (OECD). These were partially offset by the 2024 charge related to the Company's change in assertion on earnings no longer considered permanently reinvested.
Net deferred tax assets (net of valuation allowance and deferred tax liabilities) are included as components of other assets and other liabilities within the Consolidated Balance Sheet. This net balance was the following:

(Billions)	June 30, 2025	December 31, 2024
Net deferred tax assets	$3.7	$3.8
Note 10. Earnings Per Share
The computations for basic and diluted earnings per share follow:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income from continuing operations attributable to 3M	$723	$1,204	$1,839	$1,909
Net income (loss) from discontinued operations, net of taxes	—	(59)	—	164
Net income attributable to 3M	$723	$1,145	$1,839	$2,073

Denominator:
Weighted average 3M common shares outstanding – basic	537.4	553.8	540.6	554.4
Dilution associated with stock-based compensation plans	3.2	1.0	3.6	0.9
Weighted average 3M common shares outstanding – diluted	540.6	554.8	544.2	555.3

Earnings per share attributable to 3M common shareholders:
Earnings per share from continuing operations — basic	$1.35	$2.17	$3.40	$3.44
Earnings (loss) per share from discontinued operations — basic	—	(0.10)	—	0.30
Earnings per share — basic	$1.35	$2.07	$3.40	$3.74

Earnings per share from continuing operations — diluted	$1.34	$2.17	$3.38	$3.44
Earnings (loss) per share from discontinued operations — diluted	—	(0.10)	—	0.29
Earnings per share — diluted	$1.34	$2.07	$3.38	$3.73

The difference in the weighted average 3M shares outstanding for calculating basic and diluted earnings per share attributable to 3M common shareholders is the result of the dilution associated with the Company’s stock-based compensation plans. Certain awards outstanding below under these stock-based compensation plans were not included in the computation of diluted earnings per share attributable to 3M common shareholders because they would have had an anti-dilutive effect.

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Average number of antidilutive shares	17.9	33.1	16.2	32.9
Note 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	June 30, 2025	December 31, 2024
Asset backed securities	$26	$24
Foreign corporate debt	3	31
U.S. government securities	117	138
Corporate debt securities	237	819
Commercial paper	57	658
Certificates of deposit/time deposits	33	185
U.S. treasury securities	25	269
U.S. municipal securities	4	4
Current marketable securities	502	2,128

U.S. municipal securities	16	16
Non-current marketable securities	16	16

Total marketable securities	$518	$2,144
At June 30, 2025 and December 31, 2024, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at June 30, 2025 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$468
Due after one year through five years	50
Total marketable securities	$518
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
The Company had no commercial paper outstanding at June 30, 2025 and December 31, 2024.
In the first and second quarter of 2025, 3M repaid $750 million and $500 million, respectively, in aggregate principal amount of fixed rate unsecured notes that matured.
In the first quarter of 2025, 3M issued $1.1 billion aggregate principal amount of fixed rate unsecured notes. These were comprised of $550 million of 5-year notes due 2030 with a coupon rate of 4.80% and $550 million of 10-year notes due 2035 with a coupon rate of 5.15%.

Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of items such as unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of June 30, 2025. The maturities of long-term debt for the periods subsequent to June 30, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$669	$1,619	$848	$765	$1,792	$1,725	$5,728	$13,146
Note 13. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Effective April 1, 2024, approximately $2.7 billion of benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. Components of net periodic benefit cost and other supplemental information for the three and six months ended June 30, 2025 and 2024 follow:

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
	Three months ended June 30,
Net periodic benefit cost (benefit) (millions)	2025	2024	2025	2024	2025	2024
Operating expense
Service cost	$25	$29	$13	$14	$5	$5
Non-operating expense
Interest cost	109	141	46	49	19	21
Expected return on plan assets	(142)	(196)	(66)	(80)	(14)	(15)
Amortization of transition asset	—	—	—	1	—	—
Amortization of prior service benefit	—	(4)	—	—	(3)	(6)
Amortization of net actuarial loss	69	83	2	3	3	4
Settlements, curtailments, special termination benefits and other	—	795	—	—	—	—
Total non-operating expense (benefit)	36	819	(18)	(27)	5	4
Total net periodic benefit cost (benefit)	$61	$848	$(5)	$(13)	$10	$9

	Six months ended June 30,
	2025	2024	2025	2024	2025	2024
Operating expense
Service cost	$51	$66	$24	$35	$9	$12
Non-operating expense
Interest cost	217	301	92	103	38	43
Expected return on plan assets	(284)	(433)	(131)	(167)	(28)	(34)
Amortization of transition asset	—	—	—	2	—	—
Amortization of prior service benefit	—	(8)	1	1	(4)	(12)
Amortization of net actuarial loss	138	178	4	6	8	10
Settlements, curtailments, special termination benefits and other	—	795	—	—	—	—
Total non-operating expense (benefit)	71	833	(34)	(55)	14	7
Total net periodic benefit cost (benefit)	122	899	(10)	(20)	23	19

Service cost - continuing operations	$51	$59	$24	$30	$9	$11
Service cost - discontinued operations	—	7	—	5	—	1
Total service cost	51	66	24	35	9	12
Non-operating expense (benefit) - continuing operations	71	833	(34)	(55)	14	7
Non-operating expense (benefit) - discontinued operations	—	—	—	—	—	—
Total non-operating expense (benefit)	71	833	(34)	(55)	14	7
Total net periodic benefit cost (benefit) - continuing operations	122	892	(10)	(25)	23	18
Total net periodic benefit cost (benefit) - discontinued operations	—	7	—	5	—	1
Total net periodic benefit cost (benefit)	$122	$899	$(10)	$(20)	$23	$19

For the six months ended June 30, 2025 contributions totaling $55 million were made to the Company’s U.S. and international pension plans and $6 million to its postretirement plans. Future contributions will depend on market conditions, interest rates and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
As of March 31, 2024, 3M transferred eligible U.S. Solventum employees and retirees to new U.S. defined benefit pension and postretirement plans with the same benefits of their current plans. The transfer required remeasurement of the plans prior to the calculation of this split. There were also several small international pension plans remeasured for purposes of transferring Solventum employees to new pension plans. Additionally in 2024, primarily in the second quarter, 3M recorded a non-cash pension settlement charge of approximately $0.8 billion reflected in other expense (income), net as a result of transferring approximately $2.5 billion of its U.S. pension payment obligations and related plan assets to an insurance company. The pension risk transfer required remeasurement of the plan prior to the calculation of the settlement charge. Refer to Note 15 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for additional information regarding these remeasurements.
Note 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of June 30, 2025 and December 31, 2024 were approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.
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
Refer to the section below titled Location on Statement of Income and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments for details on the location within the consolidated statements of income for amounts of gains and losses related to derivative instruments designated as cash flow or fair value hedges (along with similar information relative to the hedged items) and derivatives not designated as hedging instruments. Additional information relative to cash flow hedges, fair value hedges, net investment hedges and derivatives not designated as hedging instruments is included below as applicable.
Cash Flow Hedges: As of June 30, 2025, the Company had a balance of $127 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $77 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of June 30, 2025, of the total after-tax net unrealized balance as of June 30, 2025, 3M expects to reclassify approximately $29 million after-tax net unrealized loss over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax gain (loss) recognized in other comprehensive income (loss) on derivative
	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Foreign currency forward/option contracts	$(91)	$23	$(105)	$84

Fair Value Hedges:
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying value of the hedged (and formerly hedged) liabilities		Cumulative amount of fair value hedging adjustment included in carrying value of the hedged (and formerly hedged) liabilities
Location on the consolidated balance sheet (millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Long-term debt	$949	$924	$(54)	$(79)
Net Investment Hedges: At June 30, 2025, 3M has a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros, in addition to the gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below.
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

	Pretax gain (loss) recognized as cumulative translation within other comprehensive income (loss)
	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Foreign currency denominated debt	$(157)	$13	$(229)	$56
Foreign currency forward/option contracts and cross-currency swaps	(114)	2	(157)	5
Total	$(271)	$15	$(386)	$61
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
Location on Statement of Income and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Location and amount of gain (loss) recognized in income
	Three months ended June 30,				Six months ended June 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Total consolidated financial statement line item amount	$3,646	$3,571	$217	$(138)	$7,124	$7,056	$78	$82
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	(16)	(32)	—	—	(41)	(61)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2	—	—	4	4
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	11	2	—	—	25	(9)
Derivatives designated as hedging instruments	—	—	(11)	(2)	—	—	(25)	9

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as hedging instruments:
Foreign currency forward/option contracts	(33)	2	(71)	4	(49)	7	(99)	6
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

	Gross notional Amount		Assets			Liabilities
(Millions)			Location	Fair value amount		Location	Fair value amount
	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,565	$1,382	Other current assets	$11	$61	Other current liabilities	$43	$6
Foreign currency forward/option contracts and cross-currency swaps	6,446	4,746	Other assets	111	78	Other liabilities	281	65
Interest rate contracts	800	800	Other assets	—	—	Other liabilities	56	81
Total derivatives designated as hedging instruments				122	139		380	152

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,805	2,217	Other current assets	17	3	Other current liabilities	15	13
Foreign currency forward/option contracts	3	—	Other assets	—	—	Other liabilities	—	—
Total derivatives not designated as hedging instruments				17	3		15	13

Total derivative instruments				$139	$142		$395	$165
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
3M has elected to present the fair value of derivative assets and liabilities within the Company’s consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period based on the 3M entity that is a party to the transactions. Derivatives not subject to master netting agreements are not eligible for net presentation. For the periods presented, 3M has not received cash collateral from derivative counterparties.
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives subject to master netting agreements	139	142	134	64	5	78
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives subject to master netting agreements	395	165	134	64	261	101
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, approximately impacted pre-tax income as follows:

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Year-on-year foreign currency transaction effects on pre-tax income	$(30)	$2	$(25)	$(19)
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
The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Description
Assets:
Available-for-sale marketable securities:
Asset backed securities	$26	$24	$—	$—	$26	$24	$—	$—
Foreign corporate debt	3	31	—	—	3	31	—	—
U.S. government securities	117	138	117	138	—	—	—	—
Corporate debt securities	237	819	—	—	237	819	—	—
Commercial paper	57	658	—	—	57	658	—	—
Certificates of deposit/time deposits	33	185	—	—	33	185	—	—
U.S. treasury securities	25	269	25	269	—	—	—	—
U.S. municipal securities	20	20	—	—	—	—	20	20
Solventum common stock	2,607	2,270	2,607	2,270	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts and cross-currency swaps	139	142	—	—	139	142	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts and cross-currency swaps	339	84	—	—	339	84	—	—
Interest rate contracts	56	81	—	—	56	81	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually).
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the second quarter and first six months of 2025 and 2024.
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

	June 30, 2025		December 31, 2024
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$12,477	$11,350	$11,125	$9,856
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by foreign exchange rates on non-U.S. dollar denominated debt.

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
Respirator Mask/Asbestos Litigation: As of June 30, 2025, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,500 individual claimants, compared to approximately 3,500 individual claimants with actions pending as of December 31, 2024.
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

As previously reported, the State of West Virginia, through its Attorney General, filed a complaint in 2003 against the Company and two other manufacturers of respiratory protection products in the Circuit Court of Lincoln County, West Virginia, and amended its complaint in 2005. The amended complaint seeks substantial, but unspecified, compensatory damages primarily for reimbursement of the costs allegedly incurred by the State for workers' compensation and healthcare benefits provided to all workers with occupational pneumoconiosis and unspecified punitive damages. In October 2019, the court granted the State’s motion to sever its unfair trade practices claim, which seeks civil penalties of up to $5,000 per violation under the state's Consumer Credit Protection Act relating to statements that the State contends were misleading about 3M’s 8710 respirators, which were last sold by the Company in 1998 in the United States.
An initial bench trial began in January 2025 on certain issues in the action. The issues presented during the bench trial include the statute of limitations, the period available for any penalties under the West Virginia Consumer Protection Act, and the State’s claims that the 8710 respirators did not perform as advertised. The bench trial is scheduled to resume in August 2025 and a completion date has not been set.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first six months of 2025 for respirator mask/asbestos liabilities by $17 million, and made payments for legal defense costs and settlements of $66 million related to the respirator mask/asbestos litigation. As of June 30, 2025, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $474 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.

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
As of June 30, 2025, the Company, through its Aearo subsidiary, had accruals of $53 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Environmental Matters and Litigation: The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic or hazardous substances, and the handling and disposal of solid and hazardous wastes, which are enforceable by national, state, and local authorities around the world, and many for which private parties in the United States and abroad may have rights of action. These laws and regulations can form the basis of, under certain circumstances, claims for the investigation and remediation of contamination, for capital investment in pollution control equipment, for restoration of and/or compensation for damages to natural resources, and for personal injury and property damages. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury, natural resource and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.
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
3M announced in December 2022 it would take two further actions with respect to PFAS: exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. Until that time, the Company continues to manufacture a variety of shorter-chain-length PFAS compounds. These compounds are used as input materials to a variety of products, including engineered fluorinated fluids, fluoropolymers and fluoroelastomers, as well as surfactants, additives, and coatings. Through its ongoing life cycle management and its raw material composition identification processes associated with the Company’s policies covering the use of all persistent and bio-accumulative materials, the Company continues to review, control or eliminate the presence of certain PFAS in purchased materials, as intended substances in products, or as byproducts in some of 3M’s current manufacturing processes, products, and waste streams.
As noted, 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. The Company continues to discuss its PFAS manufacturing exit, and related issues involving the disposition of manufacturing assets, with customers, government authorities, and other stakeholders, and the Company remains focused on completing the exit in a timely and orderly fashion.
As also noted, 3M is working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may, are expected to or, in some cases, will, depending on applications, continue beyond 2025. In other cases, sales of products manufactured before the end of 2025, sales of products through customer transitions to new products, regulatory approvals, or customer re-certifications or re-qualifications of substitutes or replacements to eliminate the use of PFAS may not or are not expected to be completed, or, depending on circumstances, will not be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
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

Europe
In the European Union, where 3M has PFAS manufacturing facilities in Germany and Belgium, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including, among others, under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), the EU’s Persistent Organic Pollutants ("POPs") Regulation, the EU's Food Contaminants Regulation and the EU's Water Drinking Directive. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States. These substances have also been listed in the Stockholm Convention, which has been ratified by more than 180 countries and aims for global elimination of certain listed substances (with narrow exceptions). In February 2023, an EU-wide restriction on the manufacture, use, placing on the market and import of certain perfluoro carboxylic acids (C9-C14 PFCAs), which are PFAS substances, also went into effect. A proposal for the global restriction on production and use of long-chain PFCAs was adopted by the parties to the Stockholm Convention in May 2025, and will enter into force in most countries globally in late 2026. In September 2024, the EU adopted a restriction on certain uses of perfluorohexanoic acid (“PFHxA”) and PFHxA-related substances, including in consumer goods and some uses of firefighting foams and concentrates.
With respect to the applicability of the amendment of the EU POPs Regulation to include PFOA, which has been applicable since 2021, Dyneon, a 3M subsidiary that operates the Gendorf facility in Germany, proactively consulted with the relevant German competent authority regarding improvements necessary to meet applicable limits for a recycling process for a critical emulsifier for which small amounts of PFOA are present as an unintended contaminant after recycling. In consultation with German regulatory authorities, to achieve the applicable limits for the use of the emulsifier until the exit of PFAS manufacturing, Dyneon uses a method containing a mix of recycled and virgin emulsifier.
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
The EU regulates PFAS in drinking water via a Drinking Water Directive, which includes a limit of 0.1 micrograms per liter (µg/l) (or 0.1 parts per billion (ppb)) for a sum of 20 PFAS in drinking water. January 2023 was the deadline for Member States to implement the Directive. A majority of Member States have implemented the EU Directive. Some Member States, including Germany, adopted more restrictive limits for certain PFAS substances. These new standards may have an impact on remedial obligations and liabilities, though such impact is unknown at this time.
Government interactions related to PFAS manufacturing in Gendorf
Dyneon and the predecessor operators of the Gendorf facility commissioned a voluntary feasibility study by an independent soil consultant. The study discusses the feasibility of various options to treat PFOA in soil and groundwater as well as associated costs and the environmental impact of such treatment or disposal. The study has been shared with the competent authority. An expert body advising the competent authorities in the county provided feedback on the feasibility study and identified several additional recommended steps, including certain immediate measures and additional soil and groundwater investigations, and the competent authorities have indicated that they are likely to adopt at least some of the recommended steps. As a result of this process, Dyneon has agreed to sponsor environmental studies related to the potential establishment of a landfill to dispose of PFOA-impacted soil, and a local authority has indicated that Dyneon should contribute to the financing of that landfill. Dyneon also continues to engage with the authorities about potential remedial actions, which may be required in the future to address soil and groundwater.
In January 2025, the competent German authority issued a draft order that, if issued as drafted, would require Dyneon to undertake certain technical planning and testing activities and submit those results to the competent authority to allow it to determine whether such data provides a sufficient basis to thereafter plan for a hydraulic barrier at a location to be determined near the Gendorf site. In March 2025, Dyneon responded to the draft order saying, in part, that the draft order’s terms are unsuited to addressing concerns arising out of the historical use of PFAS in the region and instead offering to engage with the competent authority to discuss potential solutions to the concerns raised. Also in March 2025, Dyneon received from the competent authority a draft order that would, if issued as drafted, require Dyneon to undertake a comprehensive remedial investigation of PFOA in soil and groundwater in areas outside the Gendorf facility. In June 2025, Dyneon responded to the draft order and offered to undertake on a voluntary basis certain elements of the investigatory work described in the draft order. Dyneon continues to engage with the competent authorities about potential remedial actions related to the Gendorf facility that may be required in the future.

PFAS manufacturing in Zwijndrecht:
3M Belgium, a subsidiary of the Company, owns and operates a facility in Zwijndrecht, Antwerp, Belgium that formerly manufactured various PFAS containing products. All PFAS manufacturing was completed and discontinued at the Zwijndrecht facility in 2024 as part of the Company’s previously-announced global exit of all PFAS manufacturing by the end of 2025.
3M Belgium has been working with the Public Flemish Waste Agency ("OVAM") for several years to investigate and remediate PFAS contamination at and near the Zwijndrecht facility. In connection with a ring road construction project (the Oosterweel Project) in Antwerp that involves extensive soil work, an investigative committee with judicial investigatory powers was formed in June 2021 by the Flemish Parliament to investigate PFAS found in the soil and groundwater near the Zwijndrecht facility. At various points, the Flemish Parliament, the Minister of the Environment, and regulatory authorities initiated investigations and demands for information related to the release of PFAS from the Zwijndrecht facility. 3M Belgium has cooperated with the authorities with respect to the investigations and information requests and is working with the authorities on an ongoing basis.
In August 2024, the province of Antwerp approved 3M Belgium's latest application for modifying its water discharge permit related to certain PFAS parameters. Following an appeal against the permit by a local non-profit organization, in March 2025, the Flemish Government confirmed the permit. The Flemish Government's confirmation was appealed by a Belgian non-profit organization. 3M Belgium cannot predict the outcome of such appeal and is therefore unable to assess whether the current Zwijndrecht wastewater treatment system, or currently conceived additional treatment technology, ultimately will be determined to meet permit limits imposed with respect to manufacturing at the Zwijndrecht facility. It is possible that the outcome of the appeal or future permit amendments will alter discharge limits and will require additional actions to reduce legacy sources of PFAS or that the wastewater treatment system there will be unable to meet future discharge limits. If 3M Belgium is unable to meet the eventual discharge limits, such development could have a significant adverse impact on 3M Belgium's normal operations and the Company's businesses that receive products and other materials from the Zwijndrecht facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
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
Further, as previously disclosed, the accredited third-party soil remediation expert has prepared multiple remedial action plans (RAPs) that have been approved by OVAM, the competent authority, and implementation activities are underway. 3M Belgium has also submitted additional required RAPs, which OVAM deemed to be not in conformity with the Flemish Soil Decree and will require additional analysis. OVAM provided extensions of time for 3M Belgium to revise and re-submit each RAP it found to be non-conforming. 3M Belgium representatives continue to have discussions with the relevant authorities regarding further soil remedial actions and related groundwater actions in connection with the Flemish Soil Decree.
Changes to Flemish Soil Decree. In December 2022, the Flemish Cabinet took steps to implement an executive action (the “Site Decision”) designed to expand 3M Belgium’s remedial obligations around the Zwijndrecht site. 3M Belgium filed a legal challenge seeking to annul the Site Decision. In March 2025, the Council of State affirmed 3M Belgium's petition and annulled the Site Decision in its entirety.
In July 2023, the Flemish government approved another executive action establishing a temporary action framework that sets soil and groundwater values for evaluation of remediation of PFAS. In December 2023, 3M Belgium filed a legal challenge seeking to annul the temporary action framework.

On June 23, 2025, the Flemish Minister of the Environment announced the intent to withdraw the temporary action framework and announced a review focused upon harmonizing the objectives of protecting human health and the environment with the social cost of management of PFAS in the environment and remedial activities. This includes proposed modifications to the Flemish Soil Decree, as well as interpretations and other guidance from competent regulatory authorities. 3M Belgium is unable to predict the outcome of this process and any changes to existing standards could impose additional financial and remedial obligations on 3M Belgium depending on the standards ultimately adopted.
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
Belgium. As of June 30, 2025, a total of eighteen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
While most of the actions are in early stages, one of the actions resulted in an award of provisional damages of 500 euros to each of four family members who live near the Zwijndrecht site. Approximately 1,400 individuals have petitioned to intervene in a second "follow-on action" primarily alleging nuisance claims. The Belgian court has not yet determined that the interventions will be permitted. At an introductory hearing in the case, the court established a briefing schedule with all submissions to be completed by January 2026.
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
In June 2024, Lantis, an entity involved in the Oosterweel project, filed a lawsuit against 3M Belgium seeking damages related to soil storage costs and other alleged claims. The parties have been engaged in mediation regarding the dispute as the litigation proceeds.
Investigations. As previously disclosed, the Company is aware that criminal complaints have been filed against 3M Belgium with an Antwerp investigatory judge alleging 3M Belgium unlawfully abandoned waste in violation of its environmental care obligations, among other allegations. Certain additional parties reportedly joined the complaints. 3M Belgium has not been served with any such complaints. 3M Belgium has been cooperating with the investigation.
The Netherlands. In May 2023, the government of the Netherlands sent 3M Belgium a notice of liability stating that it holds 3M Belgium liable for damages related to alleged PFAS contamination in the Netherlands. The notice purports to identify claims by the Dutch government and references potential damages to other parties. 3M Belgium has met with representatives of the Dutch government to discuss the notice as well as with parties whose interests the Dutch government may also represent.
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
In July 2025, the Canadian Department of National Defence filed a third-party contribution and indemnification action against 3M Canada, 3M Company, and other defendants in connection with a pending individual action filed in the Ontario Superior Court alleging property contamination from AFFF firefighting training at the Canadian Forces Detachment Mountain View.
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
Canadian Environmental Protection Act (CEPA) PFAS Section 71 Reporting. Canada’s Minister of the Environment announced in July 2024 a mandatory survey on the manufacture, import, and use of 312 PFAS due on January 29, 2025. 3M timely submitted its response to the survey on May 8, 2025.
Australia. In October 2024, 3M Australia received notice that the New South Wales Environmental Protection Agency has made a preliminary determination that 3M Australia is responsible for investigating and cleaning up PFAS contamination at a site that 3M Australia formerly leased. In May 2025, the Agency issued a Clean Up Notice related to the site. 3M is continuing to confer with the Agency and is preparing a work plan for a site investigation.
The Company is aware of a writ of summons that was filed in Australia on behalf of individuals with connections to property that has been allegedly impacted by 3M PFAS products, however, 3M Australia has not been served with any such summons.
Regulation in the United States
Federal Activity
In the United States, in April 2025, the EPA announced “Major EPA Actions to Combat PFAS Contamination,” including the designation of an agency lead for PFAS, the creation of effluent limitations guidelines (ELGs) for certain PFAS, and initiatives to engage with Congress and industry to establish a clear liability framework that includes “polluter pays” and “passive receiver” protection principles. 3M is evaluating the potential impact of this announcement.
The Company has previously discussed the evolving regulatory environment in the United States with respect to PFAS in past filings. Updates relevant to this quarter are below.

With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of two or more of PFHxS, PFNA, HFPO-DA and PFBS in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States have five years to meet the limits. Multiple petitions challenging the rule have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. In May 2025, EPA announced that it would maintain the 4 ppt standards for PFOA and PFOS but rescind and reconsider the standards for PFHxS, PFNA, HFPO-DA and PFBS. EPA has until July 21, 2025, to file motions related to further proceedings in the case.
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. Multiple industry groups have filed challenges to the rule in the U.S. Court of Appeals for the District of Columbia Circuit. In February 2025, EPA sought and was granted an abeyance of the proceedings to allow the new administration time to review the case. Motions to govern future proceedings are due on August 18, 2025.
As a result of the CERCLA designation of PFOA and PFOS, and to the extent EPA finalizes additional proposals related to PFAS, 3M may be required to undertake additional investigative and/or remediation activities, including where 3M conducts operations or where 3M has disposed of waste. 3M may also face additional litigation from other entities that have liability under CERCLA for claims seeking contribution for clean-up costs other entities may incur.
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
In October 2023, EPA published a final rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011. The rule requires manufacturers to report certain data to EPA regarding each PFAS produced, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. This is a one-time reporting requirement covering in-scope activities over a 12-year look-back period from 2011-2022. EPA has delayed the submission period for this reporting rule twice and reports for most companies (including 3M) are now due October 13, 2026.
In August 2024, three states (New Jersey, New Mexico, and North Carolina) petitioned EPA to list PFOA, PFOS, PFNA, and HFPO-DA as hazardous air pollutants under Clean Air Act and to establish emission standards from source categories. EPA has 18 months to respond to the petition.
In December 2024, EPA proposed updates to its general industrial stormwater permit applicable to various industries, including chemical manufacturing. The updates include provisions that, if finalized, would require dischargers in those sectors and in jurisdictions where EPA is the permitting authority to monitor for certain PFAS in their stormwater discharges and report the results. Public comments on the proposed permit were due in May 2025.
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
States with finalized drinking water standards for certain PFAS include Vermont, New Jersey, New York, New Hampshire, Michigan, Massachusetts, Pennsylvania, and Wisconsin. Several states, including California, Connecticut, Maine, New York, Ohio, Pennsylvania, and Vermont have started processes to adopt EPA’s federal drinking water standards for PFAS into state rules. Delaware, Idaho, Rhode Island, and North Carolina previously began those processes.
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
In June 2025, Vermont enacted a statute restricting the manufacture, sale, offer for sale, distribution for sale, and distribution for use of certain consumer products that contain PFAS. Most of the restrictions on consumer products take effect January 1, 2026, with later deadlines for certain product categories.
Certain states, including Colorado, California, Connecticut, Hawaii, Maryland, Massachusetts, Nevada, New York, Oregon, Rhode Island, and Washington, have enacted restrictions on PFAS in certain categories of products, including textiles, children’s products, cosmetics, fire fighter personal protective equipment and food packaging products.
The Company cannot predict what additional regulatory or legislative actions in the United States, Europe and elsewhere arising from the foregoing or other proceedings and activities, if any, may be taken regarding such compounds or the consequences of any such actions to the Company, including to its manufacturing operations and its products. Given divergent and rapidly evolving regulatory standards, there currently is significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
Litigation Related to Historical PFAS Manufacturing Operations in Alabama
As previously reported, 3M has resolved numerous claims relating to PFAS contamination of properties and water supplies allegedly caused by 3M’s Decatur, Alabama manufacturing facility. 3M continues to make payments pursuant to these resolutions. 3M will continue to address PFAS at certain other closed municipal sites at which the Company historically disposed waste and continue environmental characterization in the area. This work will complement an Interim Consent Order that 3M entered into with the Alabama Department of Environmental Management (“ADEM") in 2020 and includes sampling of environmental media, such as ground water, regarding the potential presence of PFAS at the 3M Decatur facility and legacy disposal sites, as well as supporting the execution of appropriate remedial actions.
In August 2022, Colbert County, Alabama, which opted out of an earlier class settlement, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur had contaminated the Tennessee River, from which the County draws its drinking water. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) issued a conditional transfer order of this case to the AFFF federal Multi-District Litigation ("MDL") in December 2024. Plaintiff’s motion to remand the case to state court was denied without prejudice to refile following the Fourth Circuit's decision in 3M's appeal of the orders remanding cases brought by the Maryland and South Carolina Attorneys General, as discussed below.
In February 2023, the City of Muscle Shoals, Alabama filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur had contaminated the Tennessee River, from which the City draws its drinking water. The JPML issued a conditional transfer order of this case to the AFFF MDL in December 2024. Plaintiff’s motion to remand the case to state court was denied without prejudice to refile following the Fourth Circuit's decision in 3M's appeal of the orders remanding cases brought by the Maryland and South Carolina Attorneys General, as discussed below.
In April 2025, Colbert County and the City of Muscle Shoals filed a joint motion to remand the two above-referenced cases to state court.
Since December 2023, a number of personal injury actions have been filed against 3M and other defendants, alleging exposure to PFAS from defendants' operations in Decatur. 3M has removed these cases to federal court, where they were transferred to the AFFF MDL. Plaintiffs have filed motions to remand most of these cases back to state court.
State Attorneys General Litigation Related to PFAS
As previously reported, several state attorneys general have filed lawsuits against 3M and other defendants related to alleged PFAS contamination. A number of these lawsuits are now pending in the federal MDL in South Carolina regarding AFFF, described further below, and there are also multiple state attorneys general lawsuits that are proceeding outside the AFFF MDL. Several state attorneys general have also filed multiple lawsuits against 3M and other defendants. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in state or federal court and inside the AFFF MDL or outside of the AFFF MDL. Cases at times are moved to the AFFF MDL or remanded to another venue, such as state court.

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
New Jersey. In March 2019, the New Jersey Attorney General filed two actions against 3M on behalf of New Jersey and certain of its departments regarding alleged PFAS discharges at two facilities: the Chambers Works facility in Salem County (“Chambers Works”) and the Parlin facility in Middlesex County. Although 3M has never owned or operated either facility, New Jersey alleged that 3M supplied PFAS to the facilities, which was then discharged into the environment. In May 2025, 3M agreed to a proposed Judicial Consent Order with the State (the “New Jersey Settlement”). The New Jersey Settlement is subject to public notice and comment and court approval. If the court approves the Settlement, New Jersey and its departments would agree to dismiss with prejudice the two actions described above and the State’s case against 3M pending in the AFFF MDL. In addition, the New Jersey Settlement resolved broader statewide PFAS claims that the State and its departments have, or may in the future have, against 3M, as more fully described in the proposed Judicial Consent Order. The New Jersey Settlement is not an admission of liability.
If the court approves the New Jersey Settlement and all conditions are met, 3M will pay the State up to $450 million. 3M recorded a pre-tax charge of $281 million in the second quarter of 2025 related to the New Jersey Settlement. The charge reflected the present value of the $400 million amount 3M expects to pay, discounted at an estimated 5.0% blended interest rate at time of proposed settlement. The New Jersey Settlement includes payments with a present value of $207 million for Chambers Works and other elements of the settlement beginning in 2026 over 8 years and payments with a present value of $74 million for existing and future PFAS-related claims by the State of New Jersey starting in 2030 and running through 2050. The actual amount that 3M will pay will be determined in part by how much 3M is ultimately obligated to pay under the PWS Settlement, as discussed elsewhere in this Note 17. 3M may also receive certain credits towards its payment obligations under the New Jersey Settlement based on other contingencies.
Additional state attorneys general lawsuits that are proceeding outside the AFFF MDL are described below.
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding with discovery in state court following a March 2025 ruling by the federal court of appeals denying 3M’s appeal of the order remanding the case to state court.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court, pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The federal court of appeals held a hearing on 3M's appeal in February 2025. The state court has set a November 7, 2025, trial-ready date for the matter.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, the Seventh Circuit affirmed the order remanding the case to state court. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by 3M. The remaining claims in the case are proceeding with discovery.
Maine. In March 2023, the Maine Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in state court, pending a ruling by the federal court of appeals on 3M's appeal of the order remanding the case to state court. The federal court of appeals set a hearing on 3M's appeal for October 2025. The state court dismissed the state's strict liability and trespass claims but denied the remainder of 3M's motion to dismiss in December 2024. The case is proceeding with discovery on the remaining claims.
Maryland. In May 2023, the Maryland Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In July 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the South Carolina Attorney General case, as described below. In March 2025, the federal court of appeals vacated the remand orders and returned the cases to the district courts for further proceedings. In May 2025, the federal court of appeals denied the state's petition for rehearing en banc.

South Carolina. In August and October 2023, the South Carolina Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In November 2023, 3M removed the other case directly to the AFFF MDL in federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the Maryland Attorney General case, as described above. In March 2025, the federal court of appeals vacated the remand order and returned the cases to the district courts for further proceedings. In May 2025, the federal court of appeals denied the state's petition for rehearing en banc.
Connecticut. In January 2024, the Connecticut Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. Following 3M's removal of the other lawsuit to federal court, the federal court remanded that other lawsuit to state court. 3M filed a notice of appeal from the remand order in December 2024 and a motion to dismiss in January 2025.
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
Aqueous Film Forming Foam (AFFF) Litigation
As of June 30, 2025, more than 7,800 lawsuits alleging injuries or damages from PFAS contamination or exposure allegedly caused by AFFF use are pending against 3M (along with other defendants) in various state and federal courts, along with purported unfiled personal injury claims. As further described below, a vast majority of these pending cases are in a federal MDL court in South Carolina. Additional AFFF cases continue to be filed in or transferred to the MDL. Claims in the MDL are asserted by individuals, public water systems, putative class members, state and territorial sovereigns, and other entities. Plaintiffs seek a variety of forms of relief in cases in the MDL, including, where applicable, damages for personal injury, property damage, water treatment costs, medical monitoring, natural resource damages, and punitive damages. 3M also continues to defend certain AFFF cases that remain in state court and is in discussions with pre-suit claimants for possible resolutions where appropriate. In general, preliminary judicial proceedings evaluate whether these lawsuits should proceed in the AFFF MDL or outside of the AFFF MDL, with some cases being moved to the AFFF MDL or remanded to another venue, such as state court.
AFFF MDL and Water System Cases
In December 2018, the JPML granted motions to transfer and consolidate all AFFF cases pending in federal courts to the U.S. District Court for the District of South Carolina to be managed in an MDL proceeding to centralize pre-trial proceedings. Over the past six years, the parties in the MDL have conducted and are continuing to conduct ongoing master discovery and discovery regarding specific groups of cases, including public water suppliers, personal injury, and attorneys general cases, among other types of cases.
In September 2022, the court issued an order denying defendants' MDL-wide summary judgment motions on the government contractor defense, which defense can be presented to a jury at future trials.
On June 22, 2023, 3M entered into a class-action settlement to resolve a wide range of drinking water claims by public water suppliers in the United States (the “PWS Settlement”), which was approved by the court in March 2024 and took effect in May 2024. Eligible class members are United States public water suppliers as defined in the PWS Settlement. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses.
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

In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the     25 bellwether cases to undergo additional discovery, including expert discovery. In January 2025, the Court issued an order setting the first bellwether personal injury trial to begin on October 20, 2025. In May 2025, the Court decided that the trial would involve one or more of three kidney cancer plaintiffs. On June 20, the Court conducted a "Science Day" regarding liver and thyroid cancers. At the Court's direction, the parties continue to negotiate processes for bellwethers of certain other personal injury claims. The Court continues to encourage the parties to settle matters and 3M is participating in Court-ordered settlement discussions facilitated by a Court-appointed mediator in advance of the first bellwether personal injury trial scheduled to begin on October 20, 2025.
In November 2024, the Court issued an order directing the parties to work together to develop a process to select approximately 15 sites allegedly contaminated with PFAS from AFFF use for the purpose of conducting focused product identification discovery. The parties agreed to a case management order adopted by the Court in January 2025 and submitted 12 proposed sites to the Court in March 2025, which the Court approved in April 2025. The parties are now conducting six months of product-identification discovery regarding those sites and will report back to the Court.
Other AFFF Cases
In June 2019, several subsidiaries of Valero Energy Corporation, an independent petroleum refiner, filed eight AFFF cases against 3M and other defendants, including DuPont/Chemours, National Foam, Buckeye Fire Equipment, and Kidde-Fenwal, in various state courts. Plaintiffs seek damages that allegedly have been or will be incurred in investigating and remediating PFAS contamination at their properties and replacing or disposing of AFFF products containing long-chain PFAS compounds. Two of these cases have been removed to federal court and transferred to the AFFF MDL, and one case was voluntarily dismissed. The four cases that remain pending in state courts are stayed by agreement of the parties.
The Company is aware of other AFFF suits outside the AFFF MDL in which the Company has been named as a defendant. 3M anticipates seeking to have most of these cases removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals. In that case (Bannister), 3M filed a motion to dismiss in April 2025, which resulted in the plaintiff being granted leave to amend her complaint. The matter currently is scheduled for trial in September 2026.
Other PFAS-related Product and Environmental Litigation
Numerous other PFAS-related suits naming 3M as a defendant have been filed outside the MDL in courts across the country. The Company anticipates seeking to have most of the cases that relate to AFFF removed to federal court and transferred to the MDL. However, some of these cases are likely to remain in state or federal courts outside the MDL.
Since 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of PFOA and PFOS resulted in the contamination of groundwater, surface water, or biosolids that were then land-applied. The plaintiffs in these cases generally allege that 3M failed to warn its customers or the plaintiffs themselves about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including, but not limited to, DuPont, Chemours, and various carpet, paper and textile manufacturers.
As described immediately below, some of these cases have been brought by drinking water providers that opted out of the PWS Settlement.
In Alabama, 3M, together with multiple co-defendants, is defending several court cases brought by municipal water utilities. The plaintiffs in one of these cases (Shelby/Talladega Counties) are water utilities alleging that carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River in Alabama. The case has a trial date in February 2026. 3M removed this case to federal court and a motion to remand remains pending.
The city of Albertville, Alabama filed suit for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer in Alabama. Defendants filed a joint motion to dismiss in May 2024. Oral argument on the motion was held in April 2025 and the motion remains pending.
The city of Mobile alleges that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the Court granted 3M’s and several other defendants’ motions to dismiss. Claims against one local defendant remain pending, which prevents the motion to dismiss ruling from becoming final.

The Town of Pine Hill, Alabama filed suit alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal court. In March 2025, the district court ordered the case remanded. 3M has filed a notice of appeal.
The City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M removed the case to federal court and a motion to remand remains pending.
In May 2025, the City of Opelika, Alabama sued 3M and numerous other defendants alleging that releases by users of PFAS in carpet, textile, and paper manufacturing operations upstream of its drinking water intake have contaminated its water supply. 3M removed the case to federal court and has moved to transfer the case to the AFFF MDL. 3M’s transfer motion and Plaintiff’s motion to remand is pending. All other deadlines are stayed until the remand is decided.
In May 2025 the City of Foley, Alabama sued 3M and others alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. 3M filed a Motion to Dismiss on July 16, 2025.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court, where the case is proceeding through discovery.
In Georgia, 3M, together with other defendants, is also defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. The City of Summerville intervened in the case and also brought claims against 3M and other defendants. Briefing on dispositive motions is underway and no trial date has been set.
Another case currently pending in federal court in Georgia was brought by individuals asserting PFAS contamination by 3M and other defendants and seeks economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were recently dismissed. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. No trial date has been set.
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendants, the City of Calhoun, Georgia, filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. Motions to dismiss have been denied, and these claims are in active discovery. In January 2025, private plaintiffs filed lawsuit against 3M and other defendants in Gordon County, Georgia alleging similar PFAS contamination on their property. All of these cases remain pending.
In July 2024, the City of Lyerly sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. 3M's motion to dismiss was denied in March 2025 and discovery is underway.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia against 3M, DuPont, and Daikin alleging various counts of tort and contract liability, including fraud, related to sales of fluorochemicals. Motions to dismiss have been briefed and argued and remain pending. Discovery in the case is proceeding.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a suit against 3M and other defendants seeking clean-up costs under CERCLA for alleged PFAS contamination related to the Dalton Land Application System, which is a field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. Briefing on motions to dismiss is ongoing.
In December 2024, Murray County, Georgia filed suit against 3M and other defendants seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County. 3M filed a motion to dismiss, which has been fully briefed.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed substantively identical complaints alleging similar PFAS impacts as Murray County related to county-owned landfills. 3M filed a motion to dismiss, which has been fully briefed.
In February 2025, the City of Savannah, Georgia sued 3M and multiple other defendants, including carpet makers, alleging PFAS discharges upstream of its surface water drinking intake have contaminated its water supply. 3M removed the case to federal court, where plaintiff has filed a motion to remand. 3M filed a motion to transfer the case to the MDL, which was granted in June 2025. There are no current responsive pleading deadlines.
In April 2025, the City of Chatsworth, Georgia sued 3M and multiple other defendants, including carpet makers, alleging PFAS discharges have contaminated its water supply. 3M's responsive pleading deadline is August 8, 2025.

In April 2025, a private landowner and an environmental organization (Coosa River Basin Initiative) sued 3M and others, including carpet makers and Dalton Utilities, for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, and briefing on that issue is ongoing. All other deadlines are stayed until the stay is decided.
In April 2025, private landowners in Chattooga County, Georgia sued 3M and multiple other defendants, including a textile mill, alleging that PFAS discharges to the Town of Trion, Georgia wastewater treatment plant made its way to sludge that was deposited on plaintiffs’ properties via land application for years. 3M's responsive pleading deadline is August 11, 2025.
In June 2025, private landowners in northwest Georgia filed three cases against 3M and other defendants alleging PFAS from nearby carpet making facilities has contaminated soil, water, and indoor dust at their properties. 3M's responsive pleading deadline is July 24, 2025.
In June 2025, Walker County, Georgia and the City of Chickamauga, Georgia sued 3M and multiple other defendants, including carpet makers, alleging that the carpet manufacturers discharged PFAS into the public sewer system, which caused it to enter plaintiffs’ drinking water. 3M's responsive pleading deadline is July 20, 2025.
In Delaware, 3M, together with several co-defendants, has been defending one putative class action brought by individuals alleging PFAS contamination of their water supply resulting from the operations of local metal plating facilities. In August 2023, the court dismissed all but plaintiffs' negligence claim. In March 2025, the court granted 3M's motion for summary judgment as to the remaining claim.
In New Jersey, 3M, together with several co-defendants, is also defending numerous cases in federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M settled for an immaterial amount with the plaintiffs in certain cases that sought property damages, and for those cases requiring court approval, such approval was granted in May 2025. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their adult children. In addition, 3M and several other defendants were named in a complaint filed in New Jersey state court in May 2025 by individuals who resided near Solvay’s facility and who allege personal injuries to themselves or to their children from PFAS exposure. 3M has not been served yet.
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
In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M and other defendants in March 2022. The lawsuit alleges property damage and personal injuries from contamination from PFAS compounds used and disposed of at the textile plant. The complaint seeks remedies including damages, punitive damages, and medical monitoring. The case has been removed to federal court. In August of 2024, a companion personal injury case was filed in South Carolina. 3M removed this case to federal court. Discovery is proceeding in both cases.
In January 2025, eight water systems that opted out of the PWS Settlement filed complaints in South Carolina state court against 3M and other defendants, alleging PFAS contamination from a variety of industrial sources. 3M removed all eight cases into the AFFF MDL in federal court in February 2025. In April 2025, plaintiffs filed motions to remand all eight cases to state court. In May and June 2025, nine additional water providers that opted out of the PWS Settlement filed complaints against only 3M in South Carolina federal court outside the AFFF MDL, alleging PFAS contamination from a variety of industrial sources. In June 2025, 3M identified the cases as related to the AFFF MDL. 3M has not yet responded to the complaints.

In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another. The case is now proceeding in discovery and class certification. In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. Class certification proceedings in the original action are stayed until April 2026 to allow the cases to proceed to a single class certification hearing, which is expected in the third quarter of 2026. No trial date has been set. In October 2024, one of the former plaintiffs in the putative class action filed a separate suit in Massachusetts state court against 3M and other defendants alleging PFAS-related personal injury as well as property damage to a private well. 3M filed a motion to dismiss that case in June 2025, which remains pending. In March 2025, another resident of Westminster, Massachusetts filed an additional suit against 3M and other defendants alleging PFAS-related personal injury. 3M has not yet responded to that complaint.
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
In Wisconsin, in August 2023, 3M and other defendants were named as defendants in a putative class action brought in federal court by several residents of Oneida County alleging property damage resulting from PFAS contamination they attribute to waste generated from the operations of a paper mill in Rhinelander, Wisconsin that was then incorporated into biosolids. 3M’s motion to dismiss was granted in part and denied in part in June 2025. The case is proceeding through discovery. The court has set a trial date in June 2027.
In December 2024, 3M was named as a defendant in a putative class action brought in federal court by several private well owners near 3M's Wausau Greystone quarry seeking to recover for property damages and medical monitoring related to alleged PFAS contamination. The case also includes (non-class) personal injury claims on behalf of select plaintiffs. 3M filed a motion to dismiss this case in February 2025 and filed a motion to transfer the case to the AFFF MDL in March 2025. The case was stayed pending a ruling by the JPML on 3M's motion for transfer, which was denied in June 2025.
In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. The earliest of these suits, filed in November 2023, has been removed to federal court and is currently stayed. The remaining two cases were filed in September 2024 and 3M has removed these cases to federal court. 3M filed a motion to transfer all three cases to the AFFF MDL. In April 2025, the JPML denied transfer of the earliest of the cases (Noland) to the AFFF MDL and granted the transfer of the other two cases to the AFFF MDL. In May 2025, the Noland case was remanded to state court.
In Missouri, in April 2024, 3M was added as a defendant to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied 3M's motion to dismiss. The court has set a trial date in May 2027.
In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. Plaintiffs filed a second amended complaint in April 2025, and 3M filed a motion to dismiss in June 2025.

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
In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. A co-defendant removed the case to federal court, where plaintiff has moved to remand the case to state court. The plaintiff's motion to remand remains pending. In April 2025, 3M was named as a defendant in a similar case in Virginia, which was removed to federal court by another defendant. In June 2025, 3M was served in a third similar case currently pending in Virginia state court.
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
In Minnesota, in May 2025, 3M. DuPont, and Chemours were named in a putative nationwide class action in federal court brought on behalf of all municipalities and governmental entities who purchased fire fighter personal protective equipment from the named defendants alleging injuries from exposure to PFAS in the protective equipment.
In Pennsylvania, in March 2025, 3M, DuPont, and the designers, manufacturers, and distributors of AstroTurf were named in a complaint filed in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In June 2025, 3M filed its preliminary objections. In June 2025, 3M and several other entities were named as defendants in a case filed in the Philadelphia Court of Common Pleas by a firefighter alleging that his cancer was caused by exposure to PFAS from turnout gear.
In Montana, in April 2025, 3M, DuPont, and Chemours were named in a putative nationwide class action in Montana District Court, brought on behalf of all entities who bought turnout gear from the named defendants alleging injuries from exposure to PFAS in the turnout gear. The lawsuit alleges claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws.
In New York, in May 2025, the owner of a tree nursery located in Hoosick Falls filed suit against 3M, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont seeking to recover for property damage allegedly resulting from PFOA contamination that plaintiff attributes to a nearby fabric coating facility.
In Michigan, 3M previously settled claims brought by Wolverine World Wide (Wolverine) related to Wolverine’s alleged use of 3M Scotchgard in its shoe manufacturing operations. 3M continues to incur liabilities for immaterial amounts pursuant to the settlement agreement.
Other PFAS-related Matters
Decatur, Alabama
Grand Jury Matter. The Company operates under a 2009 consent order issued under the federal TSCA (the “2009 TSCA consent order”) for the manufacture and use of two perfluorinated materials (FBSA and FBSEE) at the Decatur site that prohibits release of these materials into “the waters of the United States.” In March 2019, the Company halted the manufacture, processing, and use of these materials at the site upon learning that these materials may have been released from certain specified processes at the Decatur site into the Tennessee River. In April 2019, the Company voluntarily disclosed the releases to the U.S. EPA and the Alabama Department of Environmental Management (ADEM). During June and July 2019, the Company took steps to fully control the aforementioned processes by capturing all wastewater produced by the processes and treating all air emissions. These processes are no longer in use.

As previously reported, in December 2019, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Northern District of Alabama for documents related to, among other matters: (1) the Company’s compliance with the 2009 TSCA Consent Order; and (2) unpermitted discharges to the Tennessee River from its Decatur facility. The Company continues to cooperate with the U.S. Attorney’s Office, the U.S. Department of Justice, and the EPA with respect to these issues
In parallel, the Company continues to engage with the EPA, ADEM, the Minnesota Pollution Control Agency (MPCA) and the Illinois Environmental Protection Agency (IEPA) related to potential civil claims arising out of the discharges at issue in the above-described grand jury investigation, as well as with respect to certain discharges of PFAS from the Cottage Grove and Cordova facilities, which are described below.
Other Regulatory. The Company is authorized to discharge wastewater from its Decatur plant pursuant to an NPDES permit issued by ADEM. In June 2019, as previously reported, the Company voluntarily disclosed to the EPA and ADEM that it had included incorrect values in certain of its monthly and quarterly reports. The Company has submitted the corrected values to both the EPA and ADEM. In addition, as previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit. In September 2019, the Company disclosed the matter to the EPA and ADEM and temporarily idled certain manufacturing processes at 3M Decatur.
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
Cordova, Illinois
The Company is authorized to discharge wastewater from its Cordova plant pursuant to an NPDES permit issued by the Illinois Environmental Protection Agency (“IEPA”). As previously reported, in November 2019, the Company disclosed to the EPA, and, in January 2020, disclosed to the IEPA, that the Company's NPDES permit for the Cordova facility did not include all PFAS that had been identified in its water discharge. As noted above, 3M continues to engage with EPA and IEPA on potential civil claims related to these discharges. An application to add the additional PFAS to the plant's permit was submitted to IEPA, and the Company has now brought on-line and continues to optimize a wastewater treatment specifically designed to treat PFAS. IEPA has not acted on the pending application.
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
Cottage Grove, Minnesota
The Company is authorized to discharge wastewater from its Cottage Grove plant pursuant to an NPDES permit issued by the Minnesota Pollution Control Agency (MPCA). As previously reported, the Company discovered it had not fully characterized its PFAS discharge in its NPDES permit for the Cottage Grove facility and, in March 2020, disclosed this matter to the EPA and MPCA. As noted above, 3M continues to engage with EPA and MPCA on potential civil claims related to these discharges. The Company submitted an application to add the additional PFAS to its NPDES permit. The Company is currently installing a new wastewater treatment system to address PFAS.

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
In May 2025, MPCA issued a final NPDES permit for the Cottage Grove plant, with an effective date of June 1, 2025. The permit includes ultra-low effluent limits for certain PFAS, some of which are below current limits of quantification for those compounds. The permit also includes low, but measurable "compliance limits" for those same compounds that are deemed to demonstrate compliance with the permit. In June 2025, 3M filed a notice of appeal challenging several elements of the permit. The Company cannot predict the outcome of the appeal. It is possible that the outcome of the appeal or future permit amendments will result in discharge limits that will require additional actions to reduce legacy sources of PFAS or require additional capital or operational expenditures in order to meet such limits. If the Company is unable to meet discharge limits, such development could have a significant adverse impact on 3M's normal operations and the Company's businesses that receive products and other materials from the Cottage Grove facility, some of which may not be available or in similar quantities from other 3M facilities, which could in turn impact these businesses' ability to fulfill supply obligations to their customers.
Minnesota 2018 Natural Resources Defense Settlement
As previously disclosed, in February 2018, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. The settlement created a fund to enhance drinking water quality in the East Metropolitan Area of Minneapolis-St. Paul. The projects approved by MPCA drawing on the fund must be reasonable and necessary. If the fund is depleted, municipalities could seek additional funding from 3M. MPCA and 3M disagree that certain projects MPCA has proposed are reasonable and necessary and otherwise satisfy the conditions created by the 2018 settlement. MPCA and 3M also disagree over whether certain projected long-term operations and maintenance and other expenses that will not be paid for many years should be factored into determining when the fund is depleted. 3M initiated the mediation process in February of 2025 under the settlement to address these disagreements. That process remains ongoing.
Hutchinson, Minnesota
MPCA issued to the Company a Notice of Violation in March 2023, alleging that the Company is discharging stormwater containing PFAS at the 3M’s facility in Hutchinson, Minnesota. The Company is working with MPCA regarding the allegations in the Notice of Violation.
The Company continues to work with relevant federal and state agencies (including EPA, the U.S. Department of Justice, state environmental agencies and state attorneys general) as it responds to information, inspection, and other requests from the agencies. As noted above, the Company is in negotiations with EPA, the U.S. Department of Justice, and the Alabama, Illinois, and Minnesota state environmental agencies to address claims arising under the CWA and the TSCA related to the Company’s plants in those states. The Company cannot predict at this time the outcomes of resolving these compliance matters, what actions may be taken by the regulatory agencies or the potential consequences to the Company.

Wausau, Wisconsin
In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M has provided the EPA with information responsive to that request. In March 2025, the Wisconsin Department of Natural Resources (WDNR) issued a letter to 3M stating that it has determined there has been a release of hazardous substances from the Greystone facility based on PFAS detected in groundwater, and ordering 3M to submit a work plan for investigation. A site investigation work plan, which describes the initial scope of sampling to take place at the facility, was submitted to the WDNR in June 2025 and is currently under agency review. Depending on the results of that investigation, the WDNR may require 3M to conduct remediation at the site.
Cynthiana, Kentucky
In May 2025, 3M’s Cynthiana facility received a subpoena and a letter from the Kentucky Energy and Environment Cabinet. The subpoena seeks information regarding PFAS and alleged hazardous substances used or released at the site. The letter directs 3M to develop a site characterization plan to investigate suspected PFAS releases at the site. 3M is engaged with the regulatory authority on these issues.
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
Environmental Liabilities
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first six months of 2025, primarily as a result of the New Jersey Settlement and interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by approximately $0.4 billion and made related payments of $1.8 billion. As of June 30, 2025, the Company had recorded liabilities of $7.4 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($0.7 billion) and other liabilities ($6.7 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of June 30, 2025, the Company had recorded liabilities of $38 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.

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

During the first six months of 2025, the Company increased its existing accrual for CAE by approximately $87 million primarily for interest accretion on the CAE Settlement and made related payments of approximately $1.4 billion. As of June 30, 2025, the Company had an accrued liability of $2.4 billion related to CAE. This amount is reflected within contingent liability claims and other ($0.4 billion within other current liabilities and $2.0 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement.
The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
Insurance Recoveries
The Company is actively engaged in insurance recovery activities to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery processes are underway through lawsuits filed in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers. During the second quarter of 2025, the Company recorded $59 million in insurance recovery benefits related to respirator mask/asbestos, CAE, and PFAS-related matters. The Company's aggregate recovery benefits for these matters during the first six months of 2025 was $85 million. Insurance recoveries related to CAE litigation are provided to the Qualified Settlement Fund as part of the consideration for the settlement. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers; and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage. The Company’s aggregate liabilities are unlikely to be fully covered by applicable insurance, and, to the extent covered, will exceed the applicable limits of such insurance.
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

	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Cost of sales	$8	$19	$19	$24
Selling, general and administrative expenses	29	107	88	125
Research, development and related expenses	7	28	22	31
Stock-based compensation expenses	44	154	129	180
Income tax benefits	(9)	(33)	(9)	(14)
Stock-based compensation expenses (benefits), net of tax	$35	$121	$120	$166

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
3M discloses business segment operating income as its measure of segment profit, reconciled to both total 3M operating income and income before taxes. Business segment operating income excludes certain expenses and income that are not allocated to business segments (as described below in “Corporate and Other”). Business segment disclosures consider information used by/provided to 3M's chief operating decision maker (CODM). For 3M, the CODM is the chief executive officer. The CODM uses business segment operating income to allocate resources to segments in the planning and forecasting process along with periodic ongoing reviews of results and overall market activity.
Business Segment Information

	Three months ended June 30,		Six months ended June 30,
Net sales (millions)	2025	2024	2025	2024
Safety and Industrial	$2,857	$2,759	$5,602	$5,491
Transportation and Electronics	2,130	2,143	4,120	4,247
Consumer	1,270	1,263	2,394	2,403
Total reportable business segment net sales	6,257	6,165	12,116	12,141
Corporate and Other	87	90	182	130
Total company	$6,344	$6,255	$12,298	$12,271

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,537	$1,462	$3,007	$2,949
Selling, general and administrative expenses	472	559	926	1,031
Research, development and related expenses	127	126	252	242
Safety and Industrial operating income	721	612	1,417	1,269
Transportation and Electronics
Cost of sales	1,277	1,255	2,520	2,500
Selling, general, administrative expenses	270	342	546	615
Research, development and related expenses	121	118	240	223
Transportation and Electronics operating income	462	428	814	909
Consumer
Cost of sales	748	749	1,417	1,429
Selling, general and administrative expenses	223	261	427	475
Research, development and related expenses	31	34	63	64
Consumer operating income	268	219	487	435
Total reportable business segment operating income	1,451	1,259	2,718	2,613
Corporate and Other
Corporate special items:
Net costs for significant litigation	(330)	(8)	(401)	(71)
Divestiture costs	—	(14)	—	(20)
Loss on business divestitures	(3)	—	(3)	—
Total corporate special items	(333)	(22)	(404)	(91)
Other corporate (expense) income - net	22	35	72	(101)
Total Corporate and Other	(311)	13	(332)	(192)
Total company operating income	1,140	1,272	2,386	2,421

Other expense/(income), net	217	(138)	78	82
Income from continuing operations before income taxes	$923	$1,410	$2,308	$2,339

	Depreciation and amortization
	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Safety and Industrial	$141	$137	$280	$272
Transportation and Electronics	111	113	219	220
Consumer	36	39	75	77
Corporate and Other	2	13	6	23
Total continuing operations	$290	$302	$580	$592

	Capital expenditures
	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Safety and Industrial	$77	$81	$155	$157
Transportation and Electronics	64	129	153	275
Consumer	16	20	27	44
Corporate and Other	51	39	109	91
Total continuing operations	$208	$269	$444	$567

	Assets
(Millions)	June 30, 2025	December 31, 2024
Business segment assets:
Inventories
Safety and Industrial	$1,726	$1,509
Transportation and Electronics	1,341	1,269
Consumer	804	719
Total business segment assets	3,871	3,497
All other current assets	9,556	12,387
Total non-current assets	24,562	23,984
Total assets	$37,989	$39,868
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
Corporate and Other operating income (loss) includes:
•Corporate special items includes, for the periods presented:
◦net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters.
◦loss on business divestitures (see Note 4).
◦divestiture costs (related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture) that were not eligible to be part of discontinued operations.
•Other corporate (expense) income-net includes:
◦certain enterprise and governance activities resulting in unallocated corporate costs and other activity or costs that 3M may choose not to allocate directly to its business segments.
◦commercial activity with Solventum following its April 1, 2024 Separation and certain operations of the former Health Care business segment retained by 3M.
◦transition arrangement agreements (e.g. fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Solventum Separation.
◦operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with previous divestitures.
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
Unless otherwise noted, any sales change analysis compares the second quarter and the first six months of 2025 with the corresponding periods in 2024, year-on-year (YoY).
Financial highlights for the second quarter and first six months of 2025:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	GAAP	Adjusted[1]	GAAP	Adjusted[1]
Net sales (millions)	$6,344	$6,158	$12,298	$11,938
Total sales change	1.4%	2.3%	0.2%	1.6%
Organic sales change[2]	0.6%	1.5%	0.2%	1.5%
1The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
2Organic sales change (which includes both organic volume and selling price impacts), is defined as the change in net sales, absent the separate impacts from foreign currency translation and acquisitions, net of divestitures. 3M believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Net sales change was driven by strength in electronics, general industrial, and safety end markets partially offset by known softness in auto and auto aftermarket, while consumer remained soft. Sales change also reflected the YoY impact of special item manufactured PFAS products.

	Three months ended June 30, 2025				Six months ended June 30, 2025
	GAAP		Adjusted[1]		GAAP		Adjusted[1]
Operating income margin	18.0%		24.5%		19.4%		24.0%
YoY change in operating income margin	(2.3)	ppts	2.9	ppts	(0.3)	ppts	2.5	ppts
GAAP operating margins were negatively affected by the YoY impact of special items (primarily an increase in net costs for significant litigation from the second quarter 2025 PFAS-related New Jersey Settlement, discussed in Note 17, and manufactured PFAS products). Both GAAP and adjusted operating margins reflect benefits from growth, productivity (outside of special items) and lower restructuring costs, partially offset by growth investments, as well as foreign currency and gross tariff impacts.

Additionally, margins YoY were impacted by the timing and lower extent of stock-based compensation grants (see the Certain Expenses Impacting Multiple Line Items within Results of Operation discussion below), cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum), and by transition service agreement reimbursement from Solventum, which began in the second quarter of 2024.

	Three months ended June 30, 2025		Six months ended June 30, 2025
	GAAP	Adjusted[1]	GAAP	Adjusted[1]
Earning per diluted share (EPS)	$1.34	$2.16	$3.38	$4.04
YoY change in EPS	(38)%	12%	(2)%	11%
GAAP EPS YoY was negatively affected by the net impact of special items. This included second quarter 2024's $795 million pre-tax pension settlement charge (discussed in Note 13), an increase in net costs for significant litigation from the second quarter 2025 PFAS-related New Jersey Settlement, and the change in value of Solventum ownership. Both GAAP and adjusted EPS reflects growth and productivity (outside of special items) and lower restructuring costs, a second quarter 2025 gain on the sale of an investment (see the Income from Unconsolidated Subsidiaries, Net of Taxes discussion below), and the impact of lower share count. These were partially offset by higher growth investments, a non-operating interest and pension headwind (apart from pension special item), as well as foreign currency and gross tariff impacts.
Additionally, EPS YoY was impacted by the timing and lower extent of stock-based compensation grants, cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum), and by transition service agreement reimbursement from Solventum, which began in the second quarter of 2024.
Additional information regarding certain items impacting pre-2025 periods that may also be relevant in 2025 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2024 Annual Report on Form 10-K.
Results of Operations
Net Sales: Percent change information compares the three and six months ended June 30, 2025 and 2024, unless otherwise indicated. Discussion of business segment results is provided in the Performance by Business Segment section. Information regarding sales by geographic area is included below.

	Three months ended June 30, 2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,482	$1,782	$1,080	$6,344
% of worldwide sales	54.9%	28.1%	17.0%	100.0%
Components of net sales change:
Organic sales[2]	0.6	2.3	(2.3)	0.6
Translation	(0.6)	1.3	4.8	0.8
Total sales change	—%	3.6%	2.5%	1.4%

	Six months ended June 30, 2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$6,689	$3,504	$2,105	$12,298
% of worldwide sales	54.4%	28.5%	17.1%	100.0%
Components of net sales change:
Organic sales[2]	1.1	0.8	(3.7)	0.2
Divestitures[3]	0.7	0.1	0.3	0.5
Translation	(0.9)	(0.4)	1.2	(0.5)
Total sales change	0.9%	0.5%	(2.2)%	0.2%
3Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction and, beginning April 2024, include, within divestitures, the impact of commercial agreements associated with the separation of Solventum.
Additional information beyond what is included in the preceding tables is as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
Net sales change by particular country	Total sales change	Organic sales change[2]	Total sales change	Organic sales change[2]
United States	0.3%	0.3%	1.5%	0.6%
China/Hong Kong	6.0	5.8	4.6	4.7

Operating Expenses:	Three months ended June 30,			Six months ended June 30,
(Percent of net sales)	2025	2024	Change	2025	2024	Change
Cost of sales	57.5%	57.1%	0.4%	57.9%	57.5%	0.4%
Selling, general and administrative expenses (SG&A)	19.9	18.1	1.8	18.0	18.4	(0.4)
Research, development and related expenses (R&D)	4.5	4.5	—	4.7	4.4	0.3
Loss on business divestitures	0.1	—	0.1	—	—	—
Operating income margin	18.0%	20.3%	(2.3)%	19.4%	19.7%	(0.3)%
Cost of Sales measured as a percent of sales: Increases in the second quarter and first six months of 2025 were primarily due to foreign currency impacts; tariffs, and the exit of manufactured PFAS products partially, offset by ongoing procurement and logistics savings. Additionally, cost of sales YoY for the six months ended June 30, 2025, was impacted by cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Increases in the second quarter and decreases in the first six months of 2025 were primarily impacted by increases in net costs for significant litigation from the second quarter 2025 PFAS-related New Jersey Settlement. These costs were partially offset by benefits from insurance recoveries in the second quarter of 2025, along with lower YoY restructuring charges. Additionally, SG&A YoY for the three and six months ended June 30, 2025, was impacted by the timing of and extent of stock-based compensation grants, transition service agreement reimbursement, and cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
R&D measured as a percent of sales: 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Loss on Business Divestitures measured as a percent of sales: Applicable 2025 divestiture is discussed in Note 4.
Other Expense (Income), Net:
Interest expense (net of interest income): increased in the second quarter and decreased in the first six months of 2025, compared to the same periods YoY.
•The increase in second quarter was driven by lower interest income from decreased cash balances. This decrease in the first six months was driven by decreased imputed interest associated with the obligations resulting from the PWS Settlement and CAE Settlement partially offset by additional imputed interest from the New Jersey Settlement (all discussed in Note 17).
Non-service pension and postretirement net period cost (benefit): decreased by approximately $773 million in the second quarter of 2025 and $734 million in the first six months of 2025, compared to the same periods YoY.
•This change was largely due to the $795 million pension settlement charge in the second quarter 2024, which occurred as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company (see Note 13). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value: decreased by approximately $1,120 million in the second quarter of 2025 and $777 million in the first six months of 2025, compared to the same periods YoY.

Provision for Income Taxes:	Three months ended June 30,		Six months ended June 30,
(Percent of pre-tax income)	2025	2024	2025	2024
Effective tax rate	26.6%	14.4%	22.1%	18.1%
Adjusted effective tax rate[1]	20.8	19.1	20.9	19.9
The primary factors that increased the Company's effective tax rate for the three and six months ending June 30, 2025, when compared to 2024, were the tax effect of the change in value of 3M's retained ownership interest in Solventum and application of Pillar Two Model Rules published by the Organization for Economic Cooperation and Development (OECD). These were partially offset by the 2024 charge related to the Company's change in assertion on earnings no longer considered permanently reinvested.

Income from Unconsolidated Subsidiaries, Net of Taxes:	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Income (loss) from unconsolidated subsidiaries, net of taxes	$47	$3	$49	$4
Income (loss) from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In the second quarter of 2025, 3M sold its interest in one of these investments, resulting in a pre-tax gain of $47 million. Because this was an ownership disposition, the impact of taxes thereon was reflected separately in provision for income taxes.

Net Income Attributable to Noncontrolling Interest:	Three months ended June 30,		Six months ended June 30,
(Millions)	2025	2024	2025	2024
Net income (loss) attributable to noncontrolling interest	$2	$6	$8	$11
Net income (loss) attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation is discussed in Note 18 and impacts cost of sales, SG&A, and R&D. As noted therein, higher stock-based compensation expense is recognized in the quarter in which 3M’s annual stock option, restricted stock unit and performance share grant is made because of accounting rules for grants to employees that are retiree-eligible. Typically, the annual grant is made in the first quarter. However, due to the spin-off of Solventum (see Note 2), the 2024 annual grant was made in May 2024, after the April 1, 2024 separation. Additionally, 2025 stock compensation expense YoY was impacted by the lower extent of the 2025 annual grant.
Pre-tax defined benefit pension and postretirement service cost expense impacts cost of sales, SG&A, and R&D while the non-service cost component of pension and postretirement benefits impacts the other expense (income), net line item. Refer to Note 13 for additional information.
On a continuing operations basis, pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

	Three months ended June 30,		Six months ended June 30,
Pre-tax amounts (millions)	2025	2024	2025	2024
Stock compensation expense	$44	$154	$129	$180

Defined benefit pension and postretirement benefit expense
Service cost	$43	$48	$84	$100
Non-service cost (benefit)	23	796	51	785
Total defined pension and postretirement expense	$66	$844	$135	$885
In the second quarter of 2024, 3M recorded a non-cash pension settlement charge, part of non-service cost above, as a result of transferring a portion of its U.S. pension payment obligations and related plan assets to an insurance company (as discussed in Note 13).
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

Safety and Industrial Business:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales (millions)	$2,857	$2,759	$5,602	$5,491
Sales change analysis:
Organic sales[2]	2.6%		2.5%
Translation	1.0		(0.5)
Total sales change	3.6%		2.0%

Business segment operating income (millions)	$721	$612	$1,417	$1,269
Percent change	18.0%		11.7%
Percent of sales	25.3%	22.2%	25.3%	23.1%
Second quarter 2025 results: Sales in Safety and Industrial were up 3.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electrical markets, industrial adhesives and tapes, abrasives, roofing granules and personal safety, grew slightly in industrial specialties, and decreased in automotive aftermarket.
•Growth primarily came from electrical markets and industrial adhesives and tapes, driven by new product innovation and commercial excellence. Abrasives also contributed to growth through the launch of new products and the execution of a commercial strategy aimed at increasing sales effectiveness. Automotive aftermarket continued to face challenges in a market with decreased collision repair claim rates.
Business segment operating income margins increased YoY driven by benefits from growth, productivity and lower restructuring costs. These benefits were partially offset by continued growth investments in the business, timing and extent of stock-based compensation, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
Adjusting for special item net costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 22.6 percent to 25.8 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
First six months 2025 results: Sales in Safety and Industrial were up 2.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electrical markets, industrial adhesives and tapes, roofing granules, personal safety and industrial specialties, grew slightly in abrasives, and decreased in automotive aftermarket.
•Growth primarily came from strong demand trends in industrial adhesives and tapes and electrical markets. This growth was partially offset by ongoing challenges in automotive aftermarket.
Business segment operating income margins increased year-on-year primarily driven by benefits from growth, productivity and lower restructuring costs. These benefits were partially offset by continued growth investments in the business and cost dis-synergies due to the 2024 spin of Solventum and ongoing exit of PFAS manufacturing.
Adjusting for special item costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 23.4 percent to 25.7 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Transportation and Electronics Business:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales (millions)	$2,130	$2,143	$4,120	$4,247
Sales change analysis:
Organic sales[2]	(1.5)%		(2.8)%
Divestitures[3]	(0.1)		—
Translation	1.0		(0.2)
Total sales change	(0.6)%		(3.0)%

Business segment operating income (millions)	$462	$428	$814	$909
Percent change	7.8%		(10.5)%
Percent of sales	21.7%	20.0%	19.8%	21.4%
Second quarter 2025 results: Sales in Transportation and Electronics were down 0.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial branding and transportation and decreased in advanced materials, automotive and aerospace and electronics.
•Growth was negatively impacted by headwinds related to PFAS manufactured products.
•The automotive OEM business was down reflecting continued weakness in auto builds, particularly in Europe and the U.S.. This was partially offset by growth in commercial graphics and automotive personalization, driven by demand for premium fleet wrap new product innovation and expanding sales coverage.
Divestitures:
• Impact relates to the lost sales year-on-year from a divestiture discussed in Note 4.
Business segment operating income margins increased YoY driven by benefits from growth, productivity and lower restructuring costs. These benefits were partially offset by continued growth investments in the business, timing and extent of stock-based compensation, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
Adjusting for special item PFAS manufactured products (non-GAAP measure), sales of $1,944 million were up 1.9 percent YoY in U.S. dollars, or up 1.0 percent organically; while business segment operating income margins increased YoY from 22.3 percent to 24.6 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
First six months 2025 results: Sales in Transportation and Electronics were down 3.0 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial branding and transportation, decreased in advanced materials, automotive and aerospace, and electronics.
•Growth was negatively impacted by headwinds related to PFAS manufactured products.
•The electronics business was negatively impacted from declines in the automotive OEM business reflecting continued weakness in auto builds, particularly in Europe and the U.S. This was partially offset by demand in commercial graphics and personal auto, electronics, and aerospace and defense.
Divestitures:
• Impact relates to the lost sales year-on-year from a divestiture discussed in Note 4.
Business segment operating income margins decreased YoY due to challenging comparison against last year's strong share gains from spec-in wins and new product introductions in automotive and consumer electronics, continued growth investments in the business, and cost dis-synergies due to the 2024 spin of Solventum and ongoing exit of PFAS manufacturing, partially offset by benefits from growth, productivity and lower restructuring costs.
Adjusted for special item PFAS manufacturing products (non-GAAP measure), sales of $3,760 million were up 0.8 percent YoY in U.S. dollars, or up 1.0 percent organically; while business segment operating income margins decreased YoY from 24.3 percent to 23.1 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Consumer Business:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Sales (millions)	$1,270	$1,263	$2,394	$2,403
Sales change analysis:
Organic sales[2]	0.3%		0.3%
Translation	0.3		(0.7)
Total sales change	0.6%		(0.4)%

Business segment operating income (millions)	$268	$219	$487	$435
Percent change	22.2%		11.8%
Percent of sales	21.1%	17.4%	20.3%	18.1%
Second quarter 2025 results: Sales in Consumer were up 0.6 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home improvement, grew slightly in packaging and expression and home and auto care, and decreased in consumer safety and well-being.
•Growth in home improvement supported by new product launches, service improvements, and increased investment in advertising and merchandising; partially offset by soft consumer discretionary spending.
Business segment operating income margins increased YoY driven by benefits from growth and productivity partially offset by continued growth investments in the business, timing and extent of stock-based compensation, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
First six months 2025 results: Sales in Consumer were down 0.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer safety and well-being and home improvement, were flat in home and auto care, and decreased in packaging and expression.
•Growth driven by new product launches, service improvements, and increased advertising and merchandising investment; partially offset by soft consumer discretionary spending.
Business segment operating income margins increased YoY driven by benefits from growth, productivity, and lower restructuring costs partially offset by continued growth investments in the business and cost dis-synergies due to the 2024 spin of Solventum and ongoing exit of PFAS manufacturing.
Corporate and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Other are further described in Note 19.
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 19 for details on the components of corporate special items and their impact. Other corporate operating income, net, decreased YoY in the second quarter of 2025, and increased YoY in the first six months of 2025, primarily due to higher unallocated corporate costs relating to certain enterprise and governance activities. The first six months of 2024 was impacted by the extent of transition arrangement income from divested businesses (and associated costs) largely related to Solventum's April 2024 Separation as well as the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Other prior to the Separation.
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
Loss on business divestitures:
•In June 2025, 3M completed a divestiture for immaterial proceeds slightly below the business's book value (as discussed in Note 4).
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
Solventum ownership - change in value:
•This amount relates to the change in value of 3M's retained ownership interest in Solventum common stock reflected in other expense (income), net.

	Three months ended June 30, 2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$612	22.2%
Adjustments for special items:
Net costs for significant litigation		11
Adjusted amounts (non-GAAP measures)		$623	22.6%
Transportation and Electronics
GAAP amounts	$2,143	$428	20.0%
Adjustments for special items:
Manufactured PFAS products	(236)	(2)
Adjusted amounts (non-GAAP measures)	$1,907	$426	22.3%
Total company
GAAP amounts	$6,255	$1,272	20.3%	$1,410	$203	14.4%	$1,204	$2.17
Adjustments for special items:
Net costs for significant litigation	—	19		221	(25)		246	0.44
Divestiture costs	—	14		14	(113)		127	0.23
Manufactured PFAS products	(236)	(2)		(2)	(1)		(1)	—
Pension risk transfer charge	—	—		795	188		607	1.09
Solventum ownership - change in value	—	—		(1,113)	—		(1,113)	(2.00)
Total special items	(236)	31		(85)	49		(134)	(0.24)
Adjusted amounts (non-GAAP measures)	$6,019	$1,303	21.6%	$1,325	$252	19.1%	$1,070	$1.93

	Three months ended June 30, 2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$721	25.3%
Adjustments for special items:
Net costs for significant litigation			17
Adjusted amounts (non-GAAP measures)			$738	25.8%
Transportation and Electronics
GAAP amounts	$2,130	(0.6)%	$462	21.7%
Adjustments for special items:
Manufactured PFAS products	(186)		17
Adjusted amounts (non-GAAP measures)	$1,944	1.9%	$479	24.6%
Total company
GAAP amounts	$6,344	1.4%	$1,140	18.0%	$923	$245	26.6%	$723	$1.34	(38)%
Adjustments for special items:
Net costs for significant litigation	—		347		471	46		425	0.79
Loss on business divestitures	—		3		3	1		2	—
Manufactured PFAS products	(186)		17		17	4		13	0.02
Solventum ownership - change in value	—		—		7	—		7	0.01
Total special items	(186)		367		498	51		447	0.82
Adjusted amounts (non-GAAP measures)	$6,158	2.3%	$1,507	24.5%	$1,421	$296	20.8%	$1,170	$2.16	12%

	Three months ended June 30, 2025
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total company	0.6%	—%	—%	0.8%	1.4%
Remove manufactured PFAS products special item impact	0.9	—	—	—	0.9
Adjusted total company (non-GAAP measures)	1.5%	—%	—%	0.8%	2.3%

Transportation and Electronics	(1.5)%	—%	(0.1)%	1.0%	(0.6)%
Remove manufactured PFAS products special item impact	2.5	—	—	—	2.5
Adjusted Transportation and Electronics (non-GAAP measures)	1.0%	—%	(0.1)%	1.0%	1.9%

	Six months ended June 30, 2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$1,269	23.1%
Adjustments for special items:
Net costs for significant litigation		18
Adjusted amounts (non-GAAP measures)		$1,287	23.4%
Transportation and Electronics
GAAP amounts	$4,247	$909	21.4%
Adjustments for special items:
Manufactured PFAS products	(517)	(4)
Adjusted amounts (non-GAAP measures)	$3,730	$905	24.3%
Total Company
GAAP amounts	$12,271	$2,421	19.7%	$2,339	$423	18.1%	$1,909	$3.44
Adjustments for special items:
Net costs for significant litigation	—	89		495	6		489	0.88
Divestiture costs	—	20		20	(111)		131	0.24
Manufactured PFAS products	(517)	(4)		(4)	(2)		(2)	—
Pension risk transfer charge	—	—		795	188		607	1.09
Solventum ownership - change in value	—	—		(1,113)	—		(1,113)	(2.01)
Total special items	(517)	105		193	81		112	0.20
Adjusted amounts (non-GAAP measures)	$11,754	$2,526	21.5%	$2,532	$504	19.9%	$2,021	$3.64

	Six months ended June 30, 2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$1,417	25.3%
Adjustments for special items:
Net costs for significant litigation			20
Adjusted amounts (non-GAAP measures)			$1,437	25.7%
Transportation and Electronics
GAAP amounts	$4,120	(3.0)%	$814	19.8%
Adjustments for special items:
Manufactured PFAS products	(360)		55
Adjusted amounts (non-GAAP measures)	$3,760	0.8%	$869	23.1%
Total Company
GAAP amounts	$12,298	0.2%	$2,386	19.4%	$2,308	$510	22.1%	$1,839	$3.38	(2)%
Adjustments for special items:
Net costs for significant litigation	—		421		695	44		651	1.20
Loss on business divestitures	—		3		3	1		2	—
Manufactured PFAS products	(360)		55		55	13		42	0.08
Solventum ownership - change in value	—		—		(336)	—		(336)	(0.62)
Total special items	(360)		479		417	58		359	0.66
Adjusted amounts (non-GAAP measures)	$11,938	1.6%	$2,865	24.0%	$2,725	$568	20.9%	$2,198	$4.04	11%

	Six months ended June 30, 2025
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	0.2%	—%	0.5%	(0.5)%	0.2%
Remove manufactured PFAS products special item impact	1.3	—	—	0.1	1.4
Adjusted total Company (non-GAAP measures)	1.5%	—%	0.5%	(0.4)%	1.6%

Transportation and Electronics	(2.8)%	—%	—%	(0.2)%	(3.0)%
Remove manufactured PFAS products special item impact	3.8	—	—	—	3.8
Adjusted Transportation and Electronics (non-GAAP measures)	1.0%	—%	—%	(0.2)%	0.8%

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
As of June 30, 2025, 3M owned 19.9% of Solventum Corporation common stock which ownership interest's fair value was $2.6 billion. As previously disclosed, 3M intends to divest its ownership in Solventum within five years from its April 2024 spin-off.
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding as of June 30, 2025 and December 31, 2024.
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
The Company’s total debt at June 30, 2025, increased slightly when compared to December 31, 2024, due the issuance of $1.1 billion in aggregate principal amount of debt, $0.2 billion in foreign currency remeasurement partially offset by debt maturities with an aggregate principal amount of $1.25 billion. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of June 30, 2025, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lender’s discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at June 30, 2025. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At June 30, 2025, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at June 30, 2025. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of June 30, 2025 and December 31, 2024.

(Billions)	June 30, 2025	December 31, 2024
Foreign subsidiaries	$3.7	$3.5
United States	0.5	4.2
Total cash, cash equivalents and marketable securities	$4.2	$7.7
The decrease from December 31, 2024, was impacted by negative cash flow from operating activities for the first half of 2025, which included $3.1 billion in payments associated with the PWS and CAE legal settlements (as discussed in Note 17). Other significant cash activities included $1.3 billion in debt maturities, $2.2 billion in purchases of treasury stock, and $0.8 in dividend payments. Additionally, 3M had $1.1 billion in proceeds from debt and $1.0 of proceeds from issuances of treasury shares pursuant to option/benefit plans,
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of June 30, 2025 and December 31, 2024.

(Millions)	June 30, 2025	December 31, 2024	Change
Total debt	$13,146	$13,044	$102
Less: Cash, cash equivalents and marketable securities	4,230	7,744	(3,514)
Net debt (non-GAAP measure)	$8,916	$5,300	$3,616
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
Working capital (non-GAAP measure):

(Millions)	June 30, 2025	December 31, 2024	Change
Current assets	$13,427	$15,884	$(2,457)
Less: Current liabilities	7,808	11,256	(3,448)
Working capital (non-GAAP measure)	$5,619	$4,628	$991
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
Working capital increased from December 31, 2024, primarily due to lower balances of current liabilities related to the PWS and CAE legal settlements, short-term borrowings and current portions of long-term debt. This increase was partially offset by decreases in cash, cash equivalents, and marketable securities, as well as increases in accounts receivable and inventories.
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
In the first six months of 2025, cash flows provided by operating activities decreased $2.8 billion compared to the same period last year, primarily driven by approximately $3.1 billion in payments associated with the PWS and CAE legal settlements.

Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.4 billion on PP&E in the first six months of 2025. The Company expects 2025 capital spending to be approximately $1.0 billion as 3M continues to invest in growth, productivity and sustainability.
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
Cash Flows from Financing Activities:
Debt cash flow activity includes $1.3 billion aggregate principal amount of debt maturities partially offset by proceeds from issuance of $1.1 billion in aggregate principal amount of debt in the first six months of 2025. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
In February 2025, 3M’s Board of Directors replaced the Company’s November 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first six months of 2025, the Company purchased $2.2 billion of its own stock, compared to $421 million of stock purchases in the first six months of 2024. As of June 30, 2025, approximately $5.7 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock. The Company also had $1.0 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first six months of 2025.
3M has paid dividends since 1916. In February 2025, 3M's Board of Directors declared a first-quarter 2025 dividend of $0.73 per share, an increase of 4 percent. In May 2025, 3M's Board of Directors declared a second-quarter 2025 dividend of $0.73 per share.
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
Forward-looking statements relate to future events and typically address the Company’s expected future business and financial performance. Words such as “plan,” “expect,” “aim,” “believe,” “project,” “target,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could,” "would," “forecast,” "future," "outlook," "guidance" and other words and terms of similar meaning, typically identify such forward-looking statements. In particular, these include, among others, statements relating to:
•worldwide economic, political, regulatory, international trade, geopolitical, capital markets and other external conditions and other factors beyond the Company's control, including inflation; recession; military conflicts; trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and natural and other disasters or climate change affecting the operations of the Company or its customers and suppliers,
•foreign currency exchange rates and fluctuations in those rates,
•liabilities and the outcome of contingencies related to certain fluorochemicals known as "PFAS," including liabilities related to claims, lawsuits, and government regulatory proceedings concerning various PFAS-related products and chemistries, as well as risks related to the Company's plans to exit PFAS manufacturing and work to discontinue use of PFAS across its product portfolio,
•risks related to the class-action settlement (“PWS Settlement”) to resolve claims by public water suppliers in the United States regarding PFAS, as well as risks related to other settlements related to PFAS,
•legal proceedings, including significant developments that could occur in the legal and regulatory proceedings described in the Company's reports on Form 10-K, 10-Q, and 8-K, as well as compliance risks related to legal or regulatory requirements, government contract requirements, policies and practices, or other matters that require or encourage the Company or its customers, suppliers, vendors, or channel partners to conduct business in a certain way,
•competitive conditions and customer preferences,
•the timing and market acceptance of new product and service offerings,
•the availability and cost of purchased components, compounds, raw materials and energy due to shortages, increased demand and wages, tariffs, supply chain interruptions, or natural or other disasters,
•unanticipated problems or delays when implementing new business systems and solutions, including with the phased implementation of a global enterprise resource planning (ERP) system, or security breaches and other disruptions to the Company's information or operational technology infrastructure,
•the impact of acquisitions, strategic alliances, divestitures, and other strategic events resulting from portfolio management actions and other evolving business strategies,
•operational execution, including the extent to which the Company can realize the benefits of planned productivity improvements, as well as the impact of organizational restructuring activities,
•financial market risks that may affect the Company's funding obligations under defined benefit pension and postretirement plans,
•the Company’s credit ratings and its cost of capital,
•tax-related external conditions, including changes in tax rates, laws, or regulations,
•matters relating to the spin-off of the Company's Health Care business, including the risk that the expected benefits will not be realized; the risk that the costs or dis-synergies will exceed the anticipated amounts; potential impacts on the Company's relationships with its customers, suppliers, employees, regulators and other counterparties; the ability to realize the desired tax treatment; risks under the agreements and obligations entered into in connection with the spin-off, and
•matters relating to Combat Arms Earplugs (“CAE”) and related products, including those related to the August 2023 settlement that is intended to resolve, to the fullest extent possible, all litigation and alleged claims involving the CAE sold or manufactured by the Company's subsidiary Aearo Technologies and certain of its affiliates (“Aearo Entities”) and/or the Company (“CAE Settlement”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2024 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until June 30, 2025.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended June 30, 2025
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
During the second quarter of 2025, the Company derived approximately 56 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could have a material adverse effect on the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
The global economy has been impacted by geopolitical tensions. The U.S. and other governments have imposed, and propose to impose additional, export controls and tariffs on certain products, and financial and economic sanctions on certain industry sectors and parties. These geopolitical tensions could result in, among other things, cyberattacks, supply chain disruptions, higher energy and other commodity costs, lower consumer demand, and changes to foreign exchange rates and financial markets, and tariffs and trade restrictions may result in increased production costs and product pricing, further supply chain disruptions, limited access to end markets, lower profitability, and uncertainty related to planning long-term investments and strategies, and may have other competitive effects. Compliance with rapidly changing tariffs and trade restrictions may require significant time and resources, and in turn increase our cost of doing business, and could result in fines and penalties or reputational harm if we are found to not be in compliance. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
3M announced in December 2022 it would take two further actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. The Company continues to discuss its PFAS manufacturing exit, and related issues involving the disposition of manufacturing assets, with customers, government authorities, and other stakeholders, and the Company remains focused on completing the exit in a timely and orderly fashion. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
As noted, 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. As also noted, 3M is also working to discontinue the use of PFAS across its product portfolio by the end of 2025 and has made progress in eliminating the use of PFAS across its product portfolio in a variety of applications. With respect to PFAS-containing products not manufactured by 3M in the Company's supply chains, the Company continues to evaluate the availability and feasibility of third-party products that do not contain PFAS. Depending on the availability and feasibility of such third-party products not containing PFAS, the Company continues to evaluate circumstances in which the use of PFAS-containing products manufactured by third parties and used in certain applications in 3M’s product portfolios, such as lithium ion batteries, printed circuit boards, certain seals and gaskets, and other products widely used in commerce across a variety of industries, and in some cases required by regulatory or industry standards, may, are expected to or, in some cases, will, depending on applications, continue beyond 2025. In other cases, sales of products manufactured before the end of 2025, sales of products through customer transitions to new products, regulatory approvals, or customer re-certifications or re-qualifications of substitutes or replacements to eliminate the use of PFAS may not or are not expected to be completed, or, depending on circumstances, will not be completed, by the end of 2025. With respect to PFAS-containing products manufactured by third parties, the Company intends to continue to evaluate beyond the end of 2025 the adoption of third-party products that do not contain PFAS to the extent such products are available and such adoption is feasible.
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
The Company has been voluntarily cooperating with various local, state, federal (primarily the U.S. Environmental Protection Agency (EPA)), and international agencies in their reviews of the environmental and health effects of certain PFAS produced by the Company. 3M currently is defending lawsuits concerning various PFAS-related products and chemistries, and is subject to unasserted and asserted claims and governmental regulatory proceedings and inquiries related to the production and use of PFAS in a variety of jurisdictions, as discussed in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements. 3M has seen increased public and private lawsuits being filed on behalf of states, counties, cities, and utilities alleging, among other things, harm to the general public and damages to natural resources, some of which are pending in the AFFF multi-district litigation and some of which are pending in other jurisdictions, including internationally. Various factors or developments in these and other disclosed actions could result in future charges that could have a material adverse effect on 3M. For example, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. As another example, as described in greater detail in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements, in June 2023, the Company entered into a class-action settlement (“PWS Settlement”) to resolve a wide range of drinking water claims by public water suppliers in the United States regarding PFAS. The court approved that settlement in March 2024. 3M will pay $10.5 billion to $12.5 billion in total to resolve the claims released by the PWS Settlement, with payments to be made from 2024 through 2036, in exchange for a release of certain claims, as described further in Note 17. Unexpected events related to the PWS Settlement, including the potential impact of the PWS Settlement on other PFAS-related matters, could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position. In addition, as previously disclosed, in connection with the separation of Solventum, the Company agreed to retain liabilities related to PFAS for certain products sold by the Company's health care businesses prior to the separation and by Solventum for a limited period of time following the separation.
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
The Company’s financial results depend on the successful execution of its business operating plans. The Company utilizes various tools, such as continuous improvement, to improve productivity and reduce expenses and engages in ongoing global business transformation, including restructurings from time to time, to streamline its operations, improve operational efficiency, productivity, and the speed and efficiency with which it serves customers. Workforce restructuring activities are expected to deliver benefits, but also impact business groups, functions, and geographies. There can be no assurance that we will realize the benefits of such activities, or that such activities will not result in unexpected or negative consequences, such as a reduced ability to generate sales; a relationship impact with employees; or a reduced ability to provide the experience that our customers, suppliers, vendors, and channel partners expect from us. In addition, the ability to adapt to business model and other changes, including responding to evolving customer needs and service expectations, are important, and, if not done successfully, could negatively impact the Company’s ability to win new business and enhance revenue and 3M’s brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2025	2,202,222	$141.18	2,201,890	$2,074
February 1 - 28, 2025	2,607,515	149.24	2,606,120	7,111
March 1 - 31, 2025	3,574,401	149.39	3,574,401	6,577
January 1 - March 31, 2025	8,384,138	147.19	8,382,411
April 1 - 30, 2025	2,950,326	134.22	2,950,326	6,181
May 1 - 31, 2025	2,583,412	146.93	2,583,412	5,802
June 1 - 30, 2025	1,001,873	146.10	1,001,873	5,655
April 1 - June 30, 2025	6,535,611	141.06	6,535,611
January 1 - June 30, 2025	14,919,749	$144.50	14,918,022
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
Filed herewith:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
95	Mine Safety Disclosures.
99.1	Settlement Agreement, dated as of May 12, 2025, of 3M Company is incorporated by reference from our Form 8-K dated May 12, 2025.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: July 18, 2025
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)