Form 10-Q
period 2025-09-30
3M CO
filed 2025-10-21
CIK 66740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Not Applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	MMM	New York Stock Exchange
	MMM	NYSE Texas, Inc.
1.500% Notes due 2026	MMM26	New York Stock Exchange
1.750% Notes due 2030	MMM30	New York Stock Exchange
1.500% Notes due 2031	MMM31	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2025
Common Stock, $0.01 par value per share	531,225,048 shares

3M COMPANY
Form 10-Q for the Quarterly Period Ended September 30, 2025

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2025
PART I. Financial Information
Item 1. Financial Statements
3M Company and Subsidiaries
Consolidated Statement of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions, except per share amounts)	2025	2024	2025	2024
Net sales	$6,517	$6,294	$18,815	$18,565

Operating expenses
Cost of sales	3,792	3,647	10,916	10,703
Selling, general and administrative expenses	820	1,062	3,032	3,322
Research, development and related expenses	297	269	870	803
Loss on business divestitures	161	—	164	—
Total operating expenses	5,070	4,978	14,982	14,828
Operating income	1,447	1,316	3,833	3,737

Other expense (income), net	300	(405)	378	(323)

Income from continuing operations before income taxes	1,147	1,721	3,455	4,060
Provision for income taxes	308	348	818	771
Income from continuing operations of consolidated group	839	1,373	2,637	3,289

Income from unconsolidated subsidiaries, net of taxes	2	3	51	7
Net income from continuing operations including noncontrolling interest	841	1,376	2,688	3,296

Less: net income attributable to noncontrolling interest	7	4	15	15
Net income from continuing operations attributable to 3M	834	1,372	2,673	3,281

Net income from discontinued operations, net of taxes	—	—	—	164
Net income attributable to 3M	$834	$1,372	$2,673	$3,445

Earnings per share attributable to 3M common shareholders:
Weighted average 3M common shares outstanding — basic	534.1	550.6	538.4	553.1
Earnings per share from continuing operations — basic	$1.56	$2.49	$4.97	$5.93
Earnings per share from discontinued operations — basic	—	—	—	0.30
Earnings per share — basic	$1.56	$2.49	$4.97	$6.23

Weighted average 3M common shares outstanding — diluted	538.1	552.7	542.1	554.5
Earnings per share from continuing operations — diluted	$1.55	$2.48	$4.93	$5.92
Earnings per share from discontinued operations — diluted	—	—	—	0.29
Earnings per share — diluted	$1.55	$2.48	$4.93	$6.21
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net income attributable to 3M	$834	$1,372	$2,673	$3,445
Net income attributable to noncontrolling interest	7	4	15	15
Net income including noncontrolling interest	841	1,376	2,688	3,460
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(71)	368	439	15
Defined benefit pension and postretirement plans adjustment	139	48	246	1,009
Cash flow hedging instruments	21	(74)	(91)	(55)
Total other comprehensive income (loss), net of tax	89	342	594	969
Comprehensive income including noncontrolling interest	930	1,718	3,282	4,429
Comprehensive (income) attributable to noncontrolling interest	(3)	(3)	(11)	(14)
Comprehensive income attributable to 3M	$927	$1,715	$3,271	$4,415
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$4,671	$5,600
Marketable securities — current	517	2,128
Accounts receivable — net of allowances of $54 and $60	3,777	3,194
Inventories
Finished goods	1,926	1,849
Work in process	1,146	1,051
Raw materials and supplies	821	798
Total inventories	3,893	3,698
Prepaids	514	493
Assets held for sale	44	—
Other current assets	2,673	771
Total current assets	16,089	15,884
Property, plant and equipment	23,931	23,406
Less: accumulated depreciation	(16,684)	(16,018)
Property, plant and equipment — net	7,247	7,388
Operating lease right of use assets	537	565
Goodwill	6,416	6,281
Intangible assets — net	1,127	1,210
Other assets	6,195	8,540
Total assets	$37,611	$39,868
Liabilities
Current liabilities
Short-term borrowings and current portion of long-term debt	$749	$1,919
Accounts payable	2,735	2,660
Accrued payroll	668	712
Accrued income taxes	324	331
Operating lease liabilities — current	174	163
Liabilities held for sale	54	—
Other current liabilities	4,029	5,471
Total current liabilities	8,733	11,256
Long-term debt	11,854	11,125
Pension and postretirement benefits	1,649	1,813
Operating lease liabilities	379	405
Other liabilities	10,321	11,375
Total liabilities	32,936	35,974
Commitments and contingencies (Note 17)
Equity
3M Company shareholders’ equity:
Common stock par value, $.01 par value; 944,033,056 shares issued	9	9
Shares outstanding - September 30, 2025: 531,225,048, December 31, 2024: 539,470,303
Additional paid-in capital	7,397	7,229
Retained earnings	38,103	36,797
Treasury stock, at cost:	(35,759)	(34,462)
Shares at September 30, 2025: 412,808,008, December 31, 2024: 404,562,753
Accumulated other comprehensive income (loss)	(5,122)	(5,731)
Total 3M Company shareholders’ equity	4,628	3,842
Noncontrolling interest	47	52
Total equity	4,675	3,894
Total liabilities and equity	$37,611	$39,868
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

3M Company and Subsidiaries
Consolidated Statement of Cash Flows1
(Unaudited)

	Nine months ended September 30,
(Millions)	2025	2024
Cash flows from operating activities
Net income including noncontrolling interest	$2,688	$3,460
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities
Depreciation and amortization	878	1,041
Company pension and postretirement contributions	(99)	(116)
Company pension and postretirement expense	198	953
Stock-based compensation expense	182	242
Loss on business divestitures	164	—
Deferred income taxes	298	293
Changes in assets and liabilities
Accounts receivable	(451)	(87)
Inventories	(92)	(172)
Accounts payable	67	8
Accrued income taxes (current and long-term)	(125)	(152)
Other — net	(2,985)	(5,469)
Net cash provided by (used in) operating activities	723	1

Cash flows from investing activities
Purchases of property, plant and equipment (PP&E)	(662)	(890)
Proceeds from sale of PP&E and other assets	69	55
Purchases of marketable securities and investments	(839)	(2,220)
Proceeds from maturities and sale of marketable securities and investments	3,185	1,022
Proceeds from sale of businesses, net of cash sold	5	—
Other — net	(3)	(27)
Net cash provided by (used in) investing activities	1,755	(2,060)

Cash flows from financing activities
Change in short-term debt — net	—	(205)
Repayment of debt (maturities greater than 90 days)	(1,804)	(2,653)
Proceeds from debt (maturities greater than 90 days)	1,099	8,367
Purchases of treasury stock	(2,699)	(1,096)
Proceeds from issuance of treasury stock pursuant to stock option and benefit plans	1,219	68
Dividends paid to shareholders	(1,175)	(1,604)
Cash transferred to Solventum related to separation, net	—	(616)
Other — net	(39)	(83)
Net cash provided by (used in) financing activities	(3,399)	2,178

Effect of exchange rate changes on cash and cash equivalents	36	(2)

Net increase (decrease) in cash and cash equivalents, including cash classified within assets held for sale	(885)	117
Less: net increase (decrease) in cash classified within assets held for sale	44	—
Net increase (decrease) in cash and cash equivalents	(929)	117
Cash and cash equivalents at beginning of year	5,600	5,933
Cash and cash equivalents at end of period	$4,671	$6,050
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
Investments: As discussed in Note 1 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K, 3M invests in marketable and equity securities. Equity securities mainly consist of 3M’s ownership interest in Solventum, which was classified as a current equity investment (part of other current assets) in the third quarter of 2025. Classification as current or non-current is based on availability for use in current operations.
New Accounting Pronouncements: Refer to Note 1 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for a discussion of applicable standards issued and not yet adopted by 3M.
Relevant New Standards Issued Subsequent to Most Recent Annual Report
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets The ASU provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable. For 3M, this standard is effective January 1, 2026. 3M does not expect this ASU to have a material impact on consolidated results of operations and financial condition.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. For 3M, this standard is effective January 1, 2028. 3M is currently evaluating this ASU's impact on consolidated results of operations and financial condition.
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
3M continuing involvement with Solventum in the form of net sales under supply agreements and income from transition agreements is reflected in amounts disclosed in "Corporate and Other" in Note 19, recorded as net sales and associated costs and recorded as a direct offset to associated costs within selling, general and administrative expenses, respectively. Solventum transition agreement income for the three and nine and months ended September 30, 2025 was approximately $30 million and $120 million, respectively (approximately $0.2 billion and $0.6 billion gross fees, net of assigned costs, respectively). Solventum transition agreement income for the three and nine months ended September 30, 2024 was approximately $5 million and $40 million, respectively, (approximately $0.2 billion and $0.4 billion gross fees, net of assigned costs, respectively). Transition services or purchases from Solventum are not material to 3M. Amounts due from Solventum and amounts due to Solventum under the agreements referenced above were approximately $0.4 billion and $0.2 billion, respectively, as of September 30, 2025 and as of December 31, 2024.

Information regarding net income from discontinued operations, net of taxes includes the following:

Net income from discontinued operations, net of taxes (millions)	Nine months ended September 30, 2024
Net sales	$1,987
Cost of sales	844
Other operating expenses	837
Other expense (income), net	44
Income from discontinued operations before income taxes	262
Provision for income taxes	98
Net income from discontinued operations, net of taxes	$164
Cash flows related to discontinued operations have not been segregated, and are included in the Consolidated Statement of Cash Flows for all periods presented. Selected financial information related to cash flows from discontinued operations is below.

Selected cash flow information from discontinued operations (millions)	Nine months ended September 30, 2024
Depreciation and amortization	$139
Purchases of PP&E	77
Note 3. Revenue
Disaggregated Revenue Information: The Company views the following disaggregated disclosures as useful to understanding the composition of revenue recognized during the respective reporting periods:

	Three months ended September 30,		Nine months ended September 30,
Net sales (millions)	2025	2024	2025	2024
Abrasives	$344	$323	$999	$975
Automotive Aftermarket	293	313	874	923
Electrical Markets	373	328	1,047	952
Industrial Adhesives and Tapes	587	542	1,698	1,591
Industrial Specialties Division	297	292	879	873
Personal Safety	895	828	2,627	2,542
Roofing Granules	128	141	395	402
Total Safety and Industrial Business segment	2,917	2,767	8,519	8,258

Advanced Materials	226	244	671	751
Automotive and Aerospace	484	469	1,433	1,456
Commercial Branding and Transportation	691	659	1,996	1,941
Electronics	790	767	2,211	2,238
Total Transportation and Electronics Business segment	2,191	2,139	6,311	6,386

Consumer Safety and Well-Being	294	285	848	831
Home and Auto Care	304	291	909	898
Home Improvement	417	416	1,117	1,115
Packaging and Expression	297	307	832	858
Total Consumer Business segment	1,312	1,299	3,706	3,702

Corporate and Other	97	89	279	219
Total company	$6,517	$6,294	$18,815	$18,565

	Three months ended September 30,		Nine months ended September 30,
Net sales by geographic area (millions)	2025	2024	2025	2024
Americas	$3,582	$3,484	$10,271	$10,114
Asia Pacific	1,834	1,783	5,338	5,272
Europe, Middle East and Africa	1,101	1,027	3,206	3,179
Worldwide	$6,517	$6,294	$18,815	$18,565

	Three months ended September 30,		Nine months ended September 30,
Net sales by particular country (billions)	2025	2024	2025	2024
United States	$2.9	$2.8	$8.3	$8.1
China/Hong Kong	0.8	0.7	2.3	2.1

Note 4. Divestitures
Refer to Note 4 to the Consolidated Financial Statements in 3M's 2024 Annual Report on Form 10-K for more information on relevant pre-2025 divestitures.
In June 2025, 3M completed the sale of its fused silica business, formerly part of the Transportation and Electronics business, for immaterial proceeds slightly below the business's book value.
In September 2025, 3M agreed to sell its precision grinding and finishing business, within the Safety and Industrial business. The transaction is expected to close in the first half of 2026, subject to customary closing conditions. In the third quarter of 2025, this business was classified as held for sale and 3M recorded a pre-tax charge of $161 million for the excess of its carrying value over its selling price less cost to sell. Selling price does not involve proceeds, but a balance of cash, subject to closing and other adjustments, is to be left in the transferring business. This charge was reported within Corporate and Other and reflected in loss on business divestitures on the consolidated statement of income. The business has annual sales of approximately $130 million and its operating income, which does not include the charge reflected in Corporate and Other, was not material.
The below summarizes the carrying amounts of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet:

(millions)	September 30, 2025
Assets held for sale
Cash and cash equivalents	$44
Inventories	28
Property, plant and equipment — net	96
Other assets	23
Valuation allowance on assets held for sale	(147)
Total assets held for sale	$44
Liabilities held for sale
Pension and postretirement benefits	(23)
Other liabilities	(17)
Valuation allowance on liabilities held for sale	(14)
Total liabilities held for sale	$(54)
Note 5. Goodwill and Intangible Assets
Goodwill: The change in the carrying amount of goodwill by business segment was as follows:

(Millions)	Safety and Industrial	Transportation and Electronics	Consumer	Corporate and Other	Total company
Balance as of December 31, 2024	4,469	1,496	258	58	6,281
Translation and other	94	30	11	—	135
Balance as of September 30, 2025	$4,563	$1,526	$269	$58	$6,416
The amounts in the “Translation and other” row in the above table primarily relate to changes in foreign currency exchange rates.
As of September 30, 2025, the Company's accumulated goodwill impairment loss is $0.3 billion.

Acquired Intangible Assets: The carrying amount and accumulated amortization of acquired finite-lived intangible assets, in addition to the balance of non-amortizable intangible assets follow:

(Millions)	September 30, 2025	December 31, 2024
Customer related	$1,237	$1,319
Patents	203	207
Other technology-based	373	371
Definite-lived tradenames	482	487
Other	47	47
Total gross carrying amount	2,342	2,431

Accumulated amortization — customer related	(908)	(935)
Accumulated amortization — patents	(203)	(207)
Accumulated amortization — other technology-based	(341)	(328)
Accumulated amortization — definite-lived tradenames	(312)	(300)
Accumulated amortization — other	(30)	(30)
Total accumulated amortization	(1,794)	(1,800)

Total finite-lived intangible assets — net	548	631

Indefinite lived intangible assets (primarily tradenames)	579	579
Total intangible assets — net	$1,127	$1,210
Certain tradenames acquired by 3M are not amortized because they have been in existence for over 60 years, have a history of leading-market share positions, have been and are intended to be continuously renewed, and the associated products of which are expected to generate cash flows for 3M for an indefinite period of time.
Amortization expense follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Amortization expense	$26	$26	$78	$80
Expected amortization expense for acquired amortizable intangible assets recorded as of September 30, 2025 follows:

(Millions)	Remainder of 2025	2026	2027	2028	2029	2030	After 2030
Amortization expense	$25	$99	$84	$59	$57	$57	$167
3M expenses the costs incurred to renew or extend the term of intangible assets.

Note 6. Restructuring Actions
Transformation Costs: In the third quarter of 2025, management approved and committed to undertake initial restructuring actions associated with 3M's transformation program, intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. Associated pre-tax restructuring charges in the third quarter of 2025, primarily asset-related charges, were $12 million, reflected in Corporate and Other and primarily included in cost of sales. Additional actions are expected and are subject to management's future approval and commitment.
2023 to 2025 Structural Reorganization Actions: In 2023, 3M announced it would undertake structural reorganization actions to reduce the size of the corporate center of the Company, simplify the supply chain, streamline 3M’s geographic footprint, reduce layers of management, further align business go-to-market models to customers, and reduce manufacturing roles to align with production volumes. This initiative, beginning in the first quarter of 2023 and ending largely in the second quarter of 2025, impacted approximately seven thousand positions worldwide (as updated to exclude discontinued operations). During 2024, management approved and committed to undertake additional actions under this initiative impacting approximately one thousand positions and other actions resulting in a pre-tax charge of $187 million, the relevant portion of which relating to the third quarter and first nine months are indicated in the table below. In the first nine months of 2025, management approved and committed to undertake additional actions resulting in a pre-tax charge as indicated in the table below. Remaining activities related to approved and committed actions are expected to be largely completed in 2025.
The related restructuring charges for periods presented were recorded in the income statement as follows:

	Three months ended September 30,	Nine months ended September 30,
(Millions)	2024	2025	2024
Cost of sales	$19	$1	$23
Selling, general and administrative expenses	18	20	141
Research, development and related expenses	3	—	14
Total operating income impact	$40	$21	$178
The business segment operating income impact of these restructuring charges is summarized as follows:

	Three months ended September 30,
	2024
(Millions)	Employee related	Asset-related and other	Total
Safety and Industrial	$15	$3	$18
Transportation and Electronics	8	1	9
Consumer	4	9	13
Total operating expense	$27	$13	$40

	Nine months ended September 30,
	2025	2024
(Millions)	Employee Related	Employee Related	Asset-Related and Other	Total
Safety and Industrial	$10	$54	$28	$82
Transportation and Electronics	7	24	19	43
Consumer	4	13	20	33
Corporate and Other	—	6	14	20
Total operating expense	$21	$97	$81	$178
Restructuring actions, including cash and non-cash impacts, follow:

(Millions)	Employee-related
Accrued restructuring action balance as of December 31, 2024	$80
Incremental expense incurred in the first quarter of 2025	13
Incremental expense incurred in the second quarter of 2025	8
Adjustments	(12)
Cash payments	(65)
Accrued restructuring action balance as of September 30, 2025	$24

2023 to 2025 PFAS Exit Restructuring Actions: 3M announced in 2022 that it will exit all PFAS manufacturing by the end of 2025 and began related workforce actions in 2023. In the first nine months of 2024, management approved and committed to undertake actions resulting in an immaterial pre-tax charge. During the first nine months of 2025, such actions resulted in a pre-tax charge as indicated in the table below. These charges were reflected within the Transportation and Electronics business segment and primarily impacted cost of sales and selling, general and administrative expenses. This initiative, beginning in 2023 through committed 2025 actions, impacted approximately 1,200 positions worldwide.

(Millions)	Employee-related
Accrued restructuring action balance as of December 31, 2024	$86
Incremental expense incurred in the first quarter of 2025	5
Incremental expense incurred in the second quarter of 2025	4
Adjustments	(8)
Cash payments	(35)
Accrued restructuring action balance as of September 30, 2025	$52
Note 7. Supplemental Income Statement Information
Other expense (income), net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Interest expense[2]	$232	$276	$724	$939
Interest income	(46)	(107)	(175)	(360)
Pension and postretirement net periodic benefit cost (benefit)[3]	20	7	71	792
Solventum ownership - change in value[4]	94	(581)	(242)	(1,694)
Total	$300	$(405)	$378	$(323)
2 Interest expense related to outstanding debt is as follows below. Interest expense in the table above also includes imputed interest associated with the obligations resulting from the PWS Settlement, New Jersey Settlement, and CAE Settlement (all discussed in Note 17).

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Interest expense related to outstanding debt	$114	$114	$340	$371
3 Pension and postretirement net periodic benefit income described in the table above includes all components of defined benefit plan net periodic benefit cost (benefit) except service cost, which is reported in various operating expense lines. Refer to Note 13 for additional details on the components of pension and postretirement net periodic benefit cost (benefit).
4 Solventum ownership - change in value relates to the change in value of 3M's retained ownership interest in common stock of Solventum Corporation, an independent public company. Solventum separated from 3M in April 2024 (discussed in Note 2). As of September 30, 2025, the balance of unrealized gain on this investment was $1.3 billion.

Note 8. Supplemental Equity and Comprehensive Income Information
Cash dividends declared and paid totaled $0.73 per share for each of the first, second, and third quarters of 2025 and $1.51 for the first quarter of 2024 and $0.70 per share for the second and third quarters of 2024, respectively, or $2.19 and $2.91 per share for the first nine months of 2025 and 2024, respectively.
The table below presents the consolidated changes in equity for three and nine months ended September 30, 2025 and 2024:

		3M Company Shareholders				Non-controlling interest
(Millions)	Total	Common stock and additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)
Balance at June 30, 2025	$4,351	$7,354	$37,693	$(35,542)	$(5,215)	$61
Net income	841		834			7
Other comprehensive income (loss), net of tax	89				93	(4)
Dividends declared	(389)		(389)
Stock-based compensation	52	52
Reacquired stock	(473)			(473)
Dividend to noncontrolling interest	(17)					(17)
Issuances pursuant to stock option and benefit plans	221		(35)	256
Balance at September 30, 2025	$4,675	$7,406	$38,103	$(35,759)	$(5,122)	$47

Balance at June 30, 2024	$3,988	$7,155	$35,475	$(33,147)	$(5,567)	$72
Net income	1,376		1,372			4
Other comprehensive income (loss), net of tax	342				343	(1)
Solventum spin-off	4		4		—
Dividends declared	(383)		(383)
Stock-based compensation	36	36
Reacquired stock	(684)			(684)
Dividend to non controlling interest	(23)					(23)
Issuances pursuant to stock option and benefit plans	38		(9)	47
Balance at September 30, 2024	$4,694	$7,191	$36,459	$(33,784)	$(5,224)	$52

Balance at December 31, 2024	$3,894	$7,238	$36,797	$(34,462)	$(5,731)	$52
Net income	2,688		2,673			15
Other comprehensive income (loss), net of tax	594				598	(4)
Solventum spin-off	(3)		(14)		11
Dividends declared	(1,175)		(1,175)
Purchase of non-controlling interest	1					1
Stock-based compensation	168	168
Reacquired stock	(2,694)			(2,694)
Dividend to noncontrolling interest	(17)					(17)
Issuances pursuant to stock option and benefit plans	1,219		(178)	1,397
Balance at September 30, 2025	$4,675	$7,406	$38,103	$(35,759)	$(5,122)	$47

Balance at December 31, 2023	$4,868	$6,965	$37,479	$(32,859)	$(6,778)	$61
Net income	3,460		3,445			15
Other comprehensive income (loss), net of tax	969				970	(1)
Solventum spin-off	(2,165)		(2,749)		584
Dividends declared	(1,604)		(1,604)
Stock-based compensation	226	226
Reacquired stock	(1,105)			(1,105)
Dividend to noncontrolling interest	(23)					(23)
Issuances pursuant to stock option and benefit plans	68		(112)	180
Balance at September 30, 2024	$4,694	$7,191	$36,459	$(33,784)	$(5,224)	$52

The table below presents the changes in accumulated other comprehensive income (loss) attributable to 3M (AOCI), including the reclassifications out of AOCI by component for the three and nine months ended September 30, 2025 and 2024:

(Millions)	Cumulative translation adjustment	Defined benefit pension and postretirement plans adjustment	Cash flow hedging instruments, unrealized gain (loss)	Total accumulated other comprehensive income (loss)
Balance at June 30, 2025, net of tax:	$(2,443)	$(2,645)	$(127)	$(5,215)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(64)	111	23	70
Amounts reclassified out	—	71	4	75
Total other comprehensive income (loss), before tax	(64)	182	27	145
Tax effect[5]	(3)	(43)	(6)	(52)
Total other comprehensive income (loss), net of tax	(67)	139	21	93
Balance at September 30, 2025, net of tax:	$(2,510)	$(2,506)	$(106)	$(5,122)

Balance at June 30, 2024, net of tax:	$(2,795)	$(2,737)	$(35)	$(5,567)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	331	—	(70)	261
Amounts reclassified out	—	63	(21)	42
Total other comprehensive income (loss), before tax	331	63	(91)	303
Tax effect[5]	38	(15)	17	40
Total other comprehensive income (loss), net of tax	369	48	(74)	343
Balance at September 30, 2024, net of tax:	$(2,426)	$(2,689)	$(109)	$(5,224)

Balance at December 31, 2024, net of tax:	$(2,953)	$(2,763)	$(15)	$(5,731)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	372	104	(82)	394
Amounts reclassified out	—	218	(33)	185
Total other comprehensive income (loss), before tax	372	322	(115)	579
Tax effect[5]	71	(76)	24	19
Total other comprehensive income (loss), net of tax	443	246	(91)	598
Solventum spin-off	—	11	—	11
Balance at September 30, 2025, net of tax:	$(2,510)	$(2,506)	$(106)	$(5,122)

Balance at December 31, 2023, net of tax:	$(2,506)	$(4,218)	$(54)	$(6,778)
Other comprehensive income (loss), before tax:
Amounts before reclassifications	(70)	285	14	229
Amounts reclassified out	68	1,035	(78)	1,025
Total other comprehensive income (loss), before tax	(2)	1,320	(64)	1,254
Tax effect[5]	18	(311)	9	(284)
Total other comprehensive income (loss), net of tax	16	1,009	(55)	970
Solventum spin-off	64	520	—	584
Balance at September 30, 2024, net of tax:	$(2,426)	$(2,689)	$(109)	$(5,224)
5 Includes tax expense (benefit) reclassified out of AOCI related to the following:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Cumulative translation adjustment	$—	$—	$—	$—
Defined benefit pension and postretirement plans adjustment	(17)	(14)	(52)	(243)
Cash flow hedging instruments, realized gain/loss	(1)	5	8	18
Income taxes are not provided for foreign translation relating to permanent investments in international subsidiaries, but tax effects within cumulative translation do include impacts from items such as net investment hedge transactions. The Company uses the portfolio approach for releasing income tax effects from accumulated other comprehensive income.

Additional details on the amounts reclassified from accumulated other comprehensive income (loss) into consolidated income include:
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
•The tax effects, if applicable, associated with these reclassifications were reflected in provision for income taxes.
Note 9. Income Taxes
The effective tax rates were as follows:

	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2025	2024	2025	2024
Effective tax rate	26.8%	20.3%	23.7%	19.0%
The primary factors that increased the Company's effective tax rate for the three months ended September 30, 2025, when compared to 2024, were the tax impacts of: 3M's retained ownership interest in Solventum, Pillar Two Model Rules, and the loss on business divestiture, partially offset by net costs of significant litigation. The primary factors that increased the Company's effective tax rate for the nine months ended September 30, 2025, when compared to 2024, were the tax impact of: 3M's retained ownership interest in Solventum and Pillar Two Model Rules, partially offset by net costs of significant litigation.
Net deferred tax assets (net of valuation allowance and deferred tax liabilities) are included as components of other assets and other liabilities within the Consolidated Balance Sheet. This net balance was the following:

(Billions)	September 30, 2025	December 31, 2024
Net deferred tax assets	$3.6	$3.8
Note 10. Earnings Per Share
The computations for basic and diluted earnings per share follow:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income from continuing operations attributable to 3M	$834	$1,372	$2,673	$3,281
Net income from discontinued operations, net of taxes	—	—	—	164
Net income attributable to 3M	$834	$1,372	$2,673	$3,445

Denominator:
Weighted average 3M common shares outstanding – basic	534.1	550.6	538.4	553.1
Dilution associated with stock-based compensation plans	4.0	2.1	3.7	1.4
Weighted average 3M common shares outstanding – diluted	538.1	552.7	542.1	554.5

Earnings per share attributable to 3M common shareholders:
Earnings per share from continuing operations — basic	$1.56	$2.49	$4.97	$5.93
Earnings per share from discontinued operations — basic	—	—	—	0.30
Earnings per share — basic	$1.56	$2.49	$4.97	$6.23

Earnings per share from continuing operations — diluted	$1.55	$2.48	$4.93	$5.92
Earnings per share from discontinued operations — diluted	—	—	—	0.29
Earnings per share — diluted	$1.55	$2.48	$4.93	$6.21
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

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Average number of antidilutive shares	11.5	31.1	14.7	32.3

Note 11. Marketable Securities
The Company invests in certificates of deposit/time deposits, commercial paper, and other securities. The following is a summary of amounts recorded on the Consolidated Balance Sheet for marketable securities (current and non-current).

(Millions)	September 30, 2025	December 31, 2024
Asset backed securities	$49	$24
Foreign corporate debt	7	31
U.S. government securities	89	138
Corporate debt securities	210	819
Commercial paper	83	658
Certificates of deposit/time deposits	63	185
U.S. treasury securities	12	269
U.S. municipal securities	4	4
Current marketable securities	517	2,128

U.S. municipal securities	16	16
Non-current marketable securities	16	16

Total marketable securities	$533	$2,144
At September 30, 2025 and December 31, 2024, gross unrealized, gross realized, and net realized gains and/or losses (pre-tax) were not material.
The balances at September 30, 2025 for marketable securities by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(Millions)
Due in one year or less	$402
Due after one year through five years	131
Total marketable securities	$533
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
The Company had no commercial paper outstanding at September 30, 2025 and December 31, 2024.
In the third quarter and first nine months of 2025, 3M repaid $0.6 billion and $1.8 billion respectively, in aggregate principal amount of primarily fixed-rate unsecured notes that matured.
In the first quarter of 2025, 3M issued $1.1 billion aggregate principal amount of fixed rate unsecured notes. These were comprised of $550 million of 5-year notes due 2030 with a coupon rate of 4.80% and $550 million of 10-year notes due 2035 with a coupon rate of 5.15%.
In 2021, 3M entered into interest rate swaps with an aggregate notional amount of $800 million that converted $500 million and $300 million of 3M’s $1 billion and $650 million principal amount of fixed rate notes due in 2049 and 2050, respectively, into floating rate debt, based on a SOFR index (as subsequently amended) for the portion of their terms through mid-2028. During the third quarter of 2025, 3M terminated half of these fixed-to-floating interest rate swaps, returning $400 million of notes due in 2049 to fixed-rate debt. At the time of termination, a cumulative basis adjustment of $25 million related to the terminated swaps existed on the carrying value of these notes and will be amortized as interest expense over their remaining term.
Future Maturities of Long-term Debt: Maturities of long-term debt in the table below reflect the impact of put provisions associated with certain debt instruments and are net of items such as unamortized debt issue costs such that total maturities equal the carrying value of long-term debt as of September 30, 2025. The maturities of long-term debt for the periods subsequent to September 30, 2025 are as follows (in millions):

Remainder of 2025	2026	2027	2028	2029	2030	After 2030	Total
$101	$1,620	$862	$797	$1,793	$1,726	$5,704	$12,603

Note 13. Pension and Postretirement Benefit Plans
The service cost component of defined benefit net periodic benefit cost is recorded in cost of sales; selling, general and administrative expenses; and research, development and related expenses. The other components of net periodic benefit cost are reflected in other expense (income), net. Effective April 1, 2024, approximately $2.7 billion of benefit obligations and $2.4 billion of plan assets for certain pension and postretirement benefit plans, were transferred to Solventum, which is treated as a discontinued operation. Components of net periodic benefit cost and other supplemental information for the three and nine months ended September 30, 2025 and 2024 follow:

	Qualified and non-qualified pension benefits				Postretirement benefits
	United States		International
	Three months ended September 30,
Net periodic benefit cost (benefit) (millions)	2025	2024	2025	2024	2025	2024
Operating expense
Service cost	$26	$28	$12	$15	$5	$5
Non-operating expense
Interest cost	108	110	46	50	18	20
Expected return on plan assets	(142)	(140)	(67)	(81)	(14)	(15)
Amortization of transition asset	—	—	—	—	—	—
Amortization of prior service benefit	—	(3)	—	—	(4)	(6)
Amortization of net actuarial loss	69	64	2	3	4	5
Settlements, curtailments, special termination benefits and other	—	—	—	—	—	—
Total non-operating expense (benefit)	35	31	(19)	(28)	4	4
Total net periodic benefit cost (benefit)	$61	$59	$(7)	$(13)	$9	$9

	Nine months ended September 30,
	2025	2024	2025	2024	2025	2024
Operating expense
Service cost	$77	$94	$36	$50	$14	$17
Non-operating expense
Interest cost	325	411	138	153	56	63
Expected return on plan assets	(426)	(573)	(198)	(248)	(42)	(49)
Amortization of transition asset	—	—	—	2	—	—
Amortization of prior service benefit	—	(11)	1	1	(8)	(18)
Amortization of net actuarial loss	207	242	6	9	12	15
Settlements, curtailments, special termination benefits and other	—	795	—	—	—	—
Total non-operating expense (benefit)	106	864	(53)	(83)	18	11
Total net periodic benefit cost (benefit)	183	958	(17)	(33)	32	28

Service cost - continuing operations	$77	$87	$36	$45	$14	$16
Service cost - discontinued operations	—	7	—	5	—	1
Total service cost	77	94	36	50	14	17
Non-operating expense (benefit) - continuing operations	106	864	(53)	(83)	18	11
Non-operating expense (benefit) - discontinued operations	—	—	—	—	—	—
Total non-operating expense (benefit)	106	864	(53)	(83)	18	11
Total net periodic benefit cost (benefit) - continuing operations	183	951	(17)	(38)	32	27
Total net periodic benefit cost (benefit) - discontinued operations	—	7	—	5	—	1
Total net periodic benefit cost (benefit)	$183	$958	$(17)	$(33)	$32	$28
For the nine months ended September 30, 2025, contributions totaling $89 million were made to the Company’s U.S. and international pension plans and $10 million to its postretirement plans. Future contributions will depend on market conditions, interest rates, and other factors. 3M’s annual measurement date for pension and postretirement assets and liabilities is December 31 each year, which is also the date used for the related annual measurement assumptions.
In the third quarter of 2025, 3M modified the postretirement health care plan in the U.S. that provides a savings account-based benefit to eligible retirees who were employed prior to January 1, 2016. Beginning in 2026, contributions provided by 3M to the health savings accounts will no longer be increased each year by a notional rate. The modification required remeasurement of the plan in the third quarter of 2025, resulting in a decrease of approximately $110 million in the non-current liability for pension and postretirement benefits (and corresponding decrease in accumulated comprehensive loss, before deferred taxes).

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
Note 14. Supplier Finance Program Obligations
Under supplier finance programs, 3M agrees to pay participating banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices, generally within 90 days of the invoice date. 3M or the banks may terminate the agreements with advance notice. Separately, the banks may have arrangements with the suppliers that provide them the option to request early payment from the banks for invoices confirmed by 3M. 3M's outstanding balances of confirmed invoices in the programs as of September 30, 2025 and December 31, 2024 were approximately $0.3 billion. These amounts are included within accounts payable on 3M's consolidated balance sheet.
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
Cash Flow Hedges: As of September 30, 2025, the Company had a balance of $106 million associated with the after-tax net unrealized loss associated with cash flow hedging instruments recorded in accumulated other comprehensive income (loss). This includes a remaining balance of $75 million (after-tax loss) related to forward starting interest rate swap and treasury rate lock contracts terminated in 2019 concurrent with associated debt issuances, which is being amortized over the respective lives of the underlying notes. Based on exchange rates as of September 30, 2025, of the total after-tax net unrealized balance as of September 30, 2025, 3M expects to reclassify approximately $22 million after-tax net unrealized loss over the next 12 months (with the impact offset by earnings/losses from underlying hedged items).
The amount of pretax gain (loss) recognized in other comprehensive income (loss) related to derivative instruments designated as cash flow hedges is provided in the following table.

	Pretax gain (loss) recognized in other comprehensive income (loss) on derivatives
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Foreign currency forward/option contracts	$23	$(70)	$(82)	$14

Fair Value Hedges:
As further discussed in Note 12, during the third quarter of 2025, 3M terminated half of the fixed-to-floating interest rate swaps that were entered into in 2021, returning $400 million of notes due in 2049 to fixed-rate debt.
The following amounts were recorded on the consolidated balance sheet related to cumulative basis adjustments for active fair value hedges, as well as remaining amounts for discontinued fair value hedges:

	Carrying value of the hedged (and formerly hedged) liabilities		Cumulative amount of fair value hedging adjustment included in carrying value of hedged liabilities for
Location on the consolidated balance sheet (millions)			Active hedges		Discontinued hedges
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Long-term debt	$956	$924	$(24)	$(81)	$(23)	$2
Net Investment Hedges: At September 30, 2025, 3M has a principal amount of long-term debt instruments designated in net investment hedges totaling 1.8 billion euros, in addition to the gross notional amount of foreign exchange forward/option contracts and cross-currency swaps designated in net investment hedges included in the totals within the "Location, Fair Value, and Gross Notional Amounts of Derivative Instruments" table further below.
During 2025, 3M expanded its net investment hedge activity primarily by entering into cross-currency swaps with a gross notional value at inception of $1.1 billion ($550 million with tenor to 2030 and $550 million with tenor to 2035) designated in hedges of portions of its net investment in international subsidiaries.
The amount of gain (loss) excluded from effectiveness testing recognized in income relative to instruments designated in net investment hedge relationships is not material. The amount of pre-tax gain (loss) recognized in other comprehensive income (loss) related to derivative and non-derivative instruments designated as net investment hedges are as follows.

	Pretax gain (loss) recognized as cumulative translation within other comprehensive income (loss)
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Foreign currency denominated debt	$—	$(77)	$(229)	$(21)
Foreign currency forward/option contracts and cross-currency swaps	8	(6)	(149)	(1)
Total	$8	$(83)	$(378)	$(22)
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

Location on Statement of Income and Impact of Cash Flow and Fair Value Derivative Instruments and Derivatives Not Designated as Hedging Instruments:

	Location and amount of gain (loss) recognized in income
	Three months ended September 30,				Nine months ended September 30,
	Cost of sales		Other expense (income), net		Cost of sales		Other expense (income), net
(Millions)	2025	2024	2025	2024	2025	2024	2025	2024
Total consolidated financial statement line item amount	$3,792	$3,647	$300	$(405)	$10,916	$10,703	$378	$(323)
Pre-tax amounts recognized in income related to derivative instruments
Information regarding cash flow and fair value hedging relationships:
(Gain) or loss on cash flow hedging relationships:
Foreign currency forward/option contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income*	2	(23)	—	—	(39)	(84)	—	—
Interest rate contracts:
Amount of (gain) or loss reclassified from accumulated other comprehensive income (loss) into income	—	—	2	2	—	—	6	6
(Gain) or loss on fair value hedging relationships:
Interest rate contracts:
Hedged items	—	—	32	29	—	—	57	20
Derivatives designated as hedging instruments	—	—	(32)	(29)	—	—	(57)	(20)

Information regarding derivatives not designated as hedging instruments:
(Gain) or loss on derivatives not designated as hedging instruments:
Foreign currency forward/option contracts	2	—	6	(13)	(47)	7	(93)	(7)
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

	Gross notional Amount		Assets			Liabilities
(Millions)			Location	Fair value amount		Location	Fair value amount
	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency forward/option contracts	$1,858	$1,382	Other current assets	$19	$61	Other current liabilities	$32	$6
Foreign currency forward/option contracts and cross-currency swaps	6,206	4,746	Other assets	123	78	Other liabilities	267	65
Interest rate contracts	400	800	Other assets	—	—	Other liabilities	23	81
Total derivatives designated as hedging instruments				142	139		322	152

Derivatives not designated as hedging instruments
Foreign currency forward/option contracts	2,416	2,217	Other current assets	3	3	Other current liabilities	16	13
Foreign currency forward/option contracts	1	—	Other assets	—	—	Other liabilities	—	—
Total derivatives not designated as hedging instruments				3	3		16	13

Total derivative instruments				$145	$142		$338	$165
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
Offsetting of Financial Assets under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities		Net Amount of Derivative Assets
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives subject to master netting agreements	145	142	139	64	6	78
Offsetting of Financial Liabilities under Master Netting Agreements with Derivative Counterparties

(Millions)	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet		Gross Amount of Eligible Offsetting Recognized Derivative Assets		Net Amount of Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives subject to master netting agreements	338	165	139	64	199	101
Currency Effects: 3M estimates that year-on-year foreign currency transaction effects, including hedging impacts, approximately impacted pre-tax income as follows:

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Year-on-year foreign currency transaction effects on pre-tax income	$(30)	$(21)	$(55)	$(40)
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

The following table provides information by level for material assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	Fair value at		Fair value measurements using inputs considered as
			Level 1		Level 2		Level 3
(Millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Description
Assets:
Available-for-sale marketable securities:
Asset backed securities	$49	$24	$—	$—	$49	$24	$—	$—
Foreign corporate debt	7	31	—	—	7	31	—	—
U.S. government securities	89	138	89	138	—	—	—	—
Corporate debt securities	210	819	—	—	210	819	—	—
Commercial paper	83	658	—	—	83	658	—	—
Certificates of deposit/time deposits	63	185	—	—	63	185	—	—
U.S. treasury securities	12	269	12	269	—	—	—	—
U.S. municipal securities	20	20	—	—	—	—	20	20
Solventum common stock	1,867	2,270	1,867	2,270	—	—	—	—
Derivative instruments — assets:
Foreign currency forward/option contracts and cross-currency swaps	145	142	—	—	145	142	—	—

Liabilities:
Derivative instruments — liabilities:
Foreign currency forward/option contracts and cross-currency swaps	315	84	—	—	315	84	—	—
Interest rate contracts	23	81	—	—	23	81	—	—
The Company had no material activity with level 3 assets and liabilities during the periods presented.
In addition, the plan assets of 3M’s pension and postretirement benefit plans are measured at fair value on a recurring basis (at least annually).
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis: Other than the below, 3M had no material measurements at fair value on a nonrecurring basis of applicable assets or liabilities for the third quarter and first nine months of 2025 and 2024.
In the third quarter of 2025, 3M's precision grinding and finishing business was classified as held for sale and written down to its fair value less costs to sell. Fair value was determined based upon terms of the underlying agreement entered into to sell the business. The disposal group continues to be similarly valued until the close of the transaction. See Note 4 for additional information on the disposal group.
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

	September 30, 2025		December 31, 2024
(Millions)	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, excluding current portion	$11,854	$10,844	$11,125	$9,856
The fair values reflected in the sections above consider the terms of the related debt absent the impacts of derivative/hedging activity. The carrying amount of long-term debt referenced above is impacted by certain fixed-to-floating interest rate swaps that are designated as fair value hedges and by foreign exchange rates on non-U.S. dollar denominated debt.

Note 17. Commitments and Contingencies
Legal Proceedings: The Company and some of its subsidiaries are involved in numerous claims and lawsuits and regulatory proceedings worldwide. These claims, lawsuits and proceedings relate to matters including, but not limited to, commercial; products liability (involving products that the Company now or formerly manufactured and sold); securities and corporate governance; antitrust and competition; intellectual property; environmental, health and safety; tax; employment and employee benefits; the Foreign Corrupt Practices Act (FCPA) and other anti-bribery and anti-corruption laws; international import and export requirements and trade sanctions compliance; laws and regulations that apply to industries served by the Company, including the False Claims Act, anti-kickback laws, and the Sunshine Act; and other matters. Unless otherwise stated, the Company is vigorously defending all such litigation and proceedings. From time to time, the Company also receives subpoenas, investigative demands or requests for information from various government agencies in the United States and foreign countries. The Company generally responds in a cooperative, thorough and timely manner. These responses sometimes require time and effort and can result in considerable costs being incurred by the Company. Such requests can also lead to the assertion of claims or the commencement of administrative, civil, or criminal legal proceedings against the Company and others, as well as to settlements. The Company also from time to time becomes aware of certain writs of summons, pre-suit claims, demands or other preliminary or informal assertions of claims or potential future claims that may proceed in the United States or in foreign countries. In response, the Company or its subsidiaries may engage in respect of such matters where it believes it would be appropriate to work towards a negotiated resolution of such matters. The outcomes of legal proceedings and regulatory matters are often difficult to predict. Any determination that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, suspension or debarment, or injunctive relief.
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
Respirator Mask/Asbestos Litigation: As of September 30, 2025, the Company is a named defendant, with multiple co-defendants, in numerous lawsuits in various courts that purport to represent approximately 3,600 individual claimants, compared to approximately 3,500 individual claimants with actions pending as of December 31, 2024.
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
An initial bench trial began in January 2025 on certain issues in the action. The issues presented during the bench trial include the statute of limitations, the period available for any penalties under the West Virginia Consumer Protection Act, and the State’s claims that the 8710 respirators did not perform as advertised. The bench trial is expected to resume in November 2025.
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
As a result of its review of its respirator mask/asbestos liabilities, of pending and expected lawsuits and of the cost of resolving claims of persons who claim more serious injuries, including mesothelioma, other malignancies, and black lung disease, the Company increased its accruals in the first nine months of 2025 for respirator mask/asbestos liabilities by $28 million, and made payments for legal defense costs and settlements of $80 million related to the respirator mask/asbestos litigation. As of September 30, 2025, the Company had an accrual for respirator mask/asbestos liabilities (excluding Aearo accruals) of $471 million. This accrual represents the Company’s estimate of probable loss and reflects an estimation period for future claims that may be filed against the Company approaching the year 2050. The Company cannot estimate the amount or upper end of the range of amounts by which the liability may exceed the accrual the Company has established because of (i) the inherent difficulty in projecting the number of claims that have not yet been asserted or the time period in which future claims may be asserted, (ii) the fact that complaints nearly always assert claims against multiple defendants where the damages alleged are typically not attributed to individual defendants so that a defendant’s share of liability may turn on the law of joint and several liability, which can vary by state, (iii) the multiple factors described above that the Company considers in estimating its liabilities, and (iv) the several possible developments described above that may occur that could affect the Company’s estimate of liabilities.
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

As of September 30, 2025, the Company, through its Aearo subsidiary, had accruals of $53 million for product liabilities and defense costs related to current and future Aearo-related asbestos, silica-related and coal mine dust claims. Responsibility for legal costs, as well as for settlements and judgments, is shared in an informal arrangement among Aearo, Cabot, American Optical Corporation and a subsidiary of Warner Lambert and their respective insurers (the “Payor Group”). Liability is allocated among the parties based on the number of years each company sold respiratory products under the “AO Safety” brand and/or owned the AO Safety Division of American Optical Corporation and the alleged years of exposure of the individual plaintiff. Aearo’s share of the contingent liability is further limited by an agreement entered into between Aearo and Cabot on July 11, 1995. This agreement provides that, so long as Aearo pays to Cabot a quarterly fee of $100,000, Cabot will retain responsibility and liability for, and indemnify Aearo against, any product liability claims involving exposure to asbestos, silica, or silica products for respirators sold prior to July 11, 1995. Because of the difficulty in determining how long a particular respirator remains in the stream of commerce after being sold, Aearo and Cabot have applied the agreement to claims arising out of the alleged use of respirators involving exposure to asbestos, silica or silica products prior to January 1, 1997. With these arrangements in place, Aearo’s potential liability is limited to exposures alleged to have arisen from the use of respirators involving exposure to asbestos, silica, or silica products on or after January 1, 1997. To date, Aearo has elected to pay the quarterly fee. Aearo could potentially be exposed to additional claims for some part of the pre-July 11, 1995, period covered by its agreement with Cabot if Aearo elects to discontinue its participation in this arrangement, or if Cabot is no longer able to meet its obligations in these matters.
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
Environmental Matters and Litigation: The Company’s operations are subject to environmental laws and regulations including those pertaining to air emissions, wastewater discharges, toxic or hazardous substances, and the handling and disposal of solid and hazardous wastes, which are enforceable by national, state, and local authorities around the world, and many for which private parties in the United States and abroad may have related rights of action. These laws and regulations can form the basis of, under certain circumstances, claims for the investigation and remediation of contamination, for capital investment in pollution control equipment, for restoration of and/or compensation for damages to natural resources, and for personal injury and property damages. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations, defending personal injury, natural resource and property damage claims, and modifying its business operations in light of its environmental responsibilities. In its effort to satisfy its environmental responsibilities and comply with environmental laws and regulations, the Company has established, and periodically updates, policies relating to environmental standards of performance for its operations worldwide.
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
PFAS Regulatory and Legislative Activity
Regulatory and legislative activities concerning PFAS are accelerating in the United States, Europe and elsewhere, and before certain international bodies. These activities include gathering exposure and use information, risk assessment activities, and increasingly stringent restrictions on various uses of PFAS in products and on PFAS in manufacturing emissions and environmental media, in some cases moving towards presently non-detectable limits for certain PFAS compounds. Regulatory limits for PFAS in emissions and in environmental media such as soil and water (including drinking water) are being set at increasingly low levels. Global regulations also appear to be increasingly focused on a broader group of PFAS, including PFAS compounds manufactured by 3M, used in current 3M products or generated as byproducts or degradation products from certain 3M production processes. Finally, in certain jurisdictions, legislation is being considered that, if enacted, might authorize the recovery from individuals or entities costs alleged to have been imposed on the jurisdiction's healthcare system, as well as related costs. If such activity continues, including as regulations become final and enforceable, 3M may incur material costs to comply with new regulatory requirements or as a result of regulation-related litigation or regulatory enforcement actions. Such regulatory changes may also have an impact on 3M’s reputation and may also increase its costs and potential litigation exposure to the extent legal defenses rely on regulatory thresholds, or changes in regulation influence public perception. Given divergent and rapidly evolving regulatory drinking water and other environmental standards, there is currently significant uncertainty about the potential costs to industry and communities associated with remediation and control technologies that may be required.
Europe
In the European Union, recent regulatory activities have included various proposed and enacted restrictions of PFAS or certain PFAS compounds, including, among others, under the EU’s Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH"), the EU’s Persistent Organic Pollutants ("POPs") Regulation, the EU's Food Contaminants Regulation and the EU's Water Drinking Directive. PFOA, PFOS and PFHxS (and their related compounds) are listed under several Annexes of the POPs Regulation, resulting in a ban in manufacture, placing on the market and use as well as some waste management requirements of these substances in EU Member States.
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

In February 2023, the European Chemicals Agency published a proposal to restrict the manufacture, placing on the market, and use of PFAS under REACH, subject to certain proposed exceptions. Depending on the timing, scope, and obligations contained in any final restriction, PFAS manufacturers and manufacturers of PFAS-containing products including 3M could incur additional costs and potential exposures, including costs of having to discontinue or modify products, future compliance costs, possible litigation and/or enforcement actions. In addition, in April 2025, EU member states adopted a REACH amendment to restrict the manufacturing, use and placing on the market of all PFAS substances in Aqueous Film Forming Foam ("AFFF"). There is a general 5-year transition plan, with shorter and longer transitional periods for certain uses.
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
On July 21, 2025, Dyneon was served with an order requiring it to plan a hydraulic barrier to capture a PFOA plume in groundwater originating from the Dyneon site. On August 6, 2025, Dyneon was served with an order requiring it to: (1) assess measures to remediate the impact of PFOA in an area determined by a detailed soil investigation conducted in 2018; (2) delineate the area of PFOA impact beyond the area identified in the 2018 investigation using a more sensitive metric for soil contamination; and (3) submit an investigation concept for the assessment of the soil-food crop exposure pathway. A company that formerly operated PFAS-related manufacturing at the current Dyneon site received an identical order. On August 18, 2025, Dyneon filed an appeal of the July 21 order. On September 10, 2025, Dyneon filed an appeal of the August 6 order. The appeals suspend the enforceability of the orders pending a decision at the first level of judicial review. Dyneon continues to engage with the competent authorities about potential remedial actions related to the Gendorf facility that may be required in the future.
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
In July 2023, the Flemish government approved another executive action establishing a temporary action framework setting soil and groundwater values for evaluation of remediation of PFAS. In December 2023, 3M Belgium filed a legal challenge seeking to annul the temporary action framework.
Following the Flemish Government’s June 2025 announcement of the intent to withdraw the temporary action framework, in September 2025, the Flemish Government formally adopted and then published the withdrawal triggering a 60 day period in which an appeal could be filed. 3M Belgium is unable to predict the ultimate outcome of this regulatory review process and any changes to existing standards could impose additional financial and remedial obligations on 3M Belgium depending on the standards ultimately adopted.
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
Belgium. As of September 30, 2025, a total of eighteen actions against 3M Belgium are pending in Belgian civil courts. 3M Belgium has also received pre-litigation notices from individuals and entities in Belgium indicating potential claims. The pending cases include claims by individuals, municipalities, and other entities for alleged soil and wastewater or rainwater contamination with PFAS, nuisance, tort liability, personal injury and for an environmental injunction.
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
Germany. In July 2025, Dyneon received pre-litigation notices from two cities in Germany, as well as a private citizen, requesting payment for alleged costs incurred/expected from handling PFAS impacted soil during construction works.
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

In August 2024 and August 2025, putative class actions were filed against 3M Canada, 3M Company, and other defendants in the Manitoba Court of King’s Bench and British Columbia Supreme Court on behalf of Indian bands in Canada. The lawsuits seek compensatory and punitive damages and abatement costs for the alleged PFAS contamination of Indian Reserve lands, waters, and other natural resources as well as drinking water.
In August and September 2024, putative class actions were filed against 3M Canada, 3M Company, and other defendants in the Ontario Superior Court and British Columbia Supreme Court on behalf of all private well owners in Canada whose well water contains PFAS. The lawsuits seek compensatory damages for the investigation, sampling, testing, assessment, treatment, remediation, and monitoring of well water as well as punitive damages. In July 2025, plaintiffs filed a motion to discontinue the Ontario action.
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
In July 2025, the Canadian Department of National Defence filed a third-party contribution and indemnification action against 3M Canada, 3M Company, and other defendants in connection with a pending individual action filed in the Ontario Superior Court alleging property contamination from AFFF as a result of firefighting training at the Canadian Forces Detachment Mountain View.
In March 2025, Environment and Climate Change Canada (ECCC) and Health Canada announced plans to add PFAS as toxic substances under the Canadian Environmental Protection Act (CEPA) and to enact a phased ban of certain PFAS in products. Depending on the timing, scope, and obligations contained in any final ban, PFAS manufacturers and manufacturers of products containing PFAS could incur additional costs and potential exposures, including costs of having to discontinue or modify products.
Australia. In May 2025, the New South Wales Environmental Protection Agency issued a Clean Up Notice requiring 3M Australia to investigate and clean up PFAS contamination at a site that 3M Australia formerly leased. 3M submitted a work plan for a site investigation in July 2025.
The Company is aware of a writ of summons that was filed in Australia on behalf of individuals with connections to property that has been allegedly impacted by 3M PFAS products, however, the Company has not been served with any such summons.
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
With respect to drinking water, in April 2024, EPA announced final drinking water standards for five individual PFAS – PFOA (4 ppt), PFOS (4 ppt), PFHxS (10 ppt), PFNA (10 ppt), and HFPO-DA (10 ppt). EPA also set a drinking water standard for a combination of two or more of PFHxS, PFNA, HFPO-DA and PFBS in drinking water, which is based on a “hazard index” approach. Public drinking water suppliers in the United States have five years to meet the limits. Multiple petitions challenging the rule have been filed in the U.S. Court of Appeals for the District of Columbia Circuit. In May 2025, EPA announced that it would maintain the 4 ppt standards for PFOA and PFOS but rescind and reconsider the standards for PFHxS, PFNA, HFPO-DA and the hazard index standard for a combination of PFAS. In September 2025, EPA filed a motion asking the Court to vacate the standards for PFHxS, PFNA, HFPO-DA, and the hazard index standard and confirming that it intends to defend the standards for PFOA and PFOS.
In April 2024, EPA released its final rule listing PFOA and PFOS, and their salts and structural isomers, as CERCLA hazardous substances. Multiple industry groups have filed challenges to the rule in the U.S. Court of Appeals for the District of Columbia Circuit. In February 2025, EPA sought and was granted an abeyance of the proceedings to allow the new administration time to review the case. In September 2025, EPA confirmed it intends to defend the rule.

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
In October 2023, EPA published a final rule imposing reporting and recordkeeping requirements under TSCA for manufacturers or importers, including 3M, of certain PFAS in any year since January 2011. The rule requires manufacturers to report certain data to EPA regarding each PFAS produced, including the following: chemical identity, total volumes, uses, byproducts, information about environmental and health effects, number of individuals exposed during manufacture, and the manner or method of disposal. This is a one-time reporting requirement covering in-scope activities over a 12-year look-back period from 2011-2022. EPA has delayed the submission period for this reporting rule twice and reports for most companies (including 3M) are now due October 13, 2026. In August 2025, EPA sent a draft proposal to modify the rule to the Office of Management and Budget for review. EPA’s description of the proposal indicates it includes certain exemptions and other modifications to the scope of the original rule.
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
In January 2025, EPA released a draft risk assessment for PFOA and PFOS in biosolids. The Company submitted comments in August 2025. If finalized, that risk assessment could inform future regulations on PFAS in wastewater and biosolids.
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
In April 2021, 3M filed a lawsuit against the Michigan Department of Environment, Great Lakes, and Energy ("EGLE") to invalidate the drinking water standards EGLE promulgated under an accelerated timeline. In November 2022, the court granted 3M’s motion for summary judgment and invalidated EGLE’s rule based on its failure to properly consider relevant costs. The court stayed the effect of its decision pending appeal. EGLE appealed the decision in December 2022. In August 2023, the Michigan Court of Appeals upheld the lower court’s decision that EGLE’s rule was invalid. EGLE appealed that ruling to the Michigan Supreme Court. In March 2025, the Michigan Supreme Court vacated the decision of the Court of Appeals and remanded the case for resolution of certain questions not previously addressed. In September 2025, the Court of Appeals again affirmed the lower court's decision.
Multiple states have also been evaluating or have taken actions relating to PFOA, PFOS and other PFAS compounds in products. As discussed in previous disclosures, Maine, Minnesota and New Mexico have enacted laws that include broad PFAS prohibition and reporting obligations. In addition, multiple other states, including Colorado, California, Connecticut, Hawaii, Illinois, Maryland, Massachusetts, Nevada, New York, Oregon, Rhode Island, Vermont, and Washington, have enacted restrictions on PFAS in certain categories of products, including textiles, children’s products, cosmetics, fire fighter personal protective equipment and food packaging products. In September 2025, the New Mexico Environment Department announced it intends to require labeling for all products containing intentionally added PFAS beginning January 1, 2027. 3M continues to evaluate the potential impact of these laws on its operations and products.

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
In August 2022, Colbert County, Alabama, filed a lawsuit against 3M and several co-defendants alleging that discharge from operations in Decatur had contaminated the Tennessee River, from which the County draws its drinking water. The U.S. Judicial Panel on Multidistrict Litigation (“JPML”) issued a conditional transfer order of this case to the AFFF federal Multi-District Litigation ("MDL") in December 2024. The City of Muscle Shoals, Alabama filed a substantially similar lawsuit in February 2023. 3M removed both cases to federal court in August 2024, and the JPML transferred the cases to the AFFF MDL in December 2024. In April 2025, Colbert County and the City of Muscle Shoals filed a joint motion to remand the two cases to state court. 3M has responded to that motion, which remains pending.
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
New Hampshire. In May 2019, the New Hampshire Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding with discovery in state court following a March 2025 ruling by the federal court of appeals denying 3M’s appeal of the order remanding the case to state court. The state court has set a Spring 2029 trial ready date for the matter.
Vermont. In June 2019, the Vermont Attorney General filed two lawsuits alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in federal court, following 3M's July 2025 second removal of the case and an August 2025 ruling by a federal court of appeals granting 3M's appeal of an order remanding a first removal petition filed by 3M. A hearing on the State's renewed motion to remand is scheduled for December 3, 2025 and thus the state court trial will not proceed in accordance with the trial-readiness date of November 7, 2025.
Illinois. In March 2022, the Illinois Attorney General filed a lawsuit in Illinois state court against 3M alleging contamination of the state's natural resources by PFAS compounds disposed of by, or discharged, or emitted from 3M's Cordova plant. The complaint requests monetary damages, injunctive relief, civil penalties, a testing program, and a public outreach and information sharing program. In August 2024, the Seventh Circuit affirmed the order remanding the case to state court. In April 2025, the state court granted in part and denied in part a motion to dismiss filed by 3M. The remaining claims in the case are proceeding with discovery. The case currently is set for trial in September 2026.
Maine. In March 2023, the Maine Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. The other lawsuit is proceeding in federal court, following 3M's September 2025 second removal of the case. The federal court of appeals held a hearing on 3M's appeal of the order remanding 3M's first removal on October 6, 2025. The case is proceeding with discovery on the claims remaining after the state court dismissed the state's strict liability and trespass claims in December 2024.
Maryland. In May 2023, the Maryland Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In July 2023, 3M removed the other case to federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the South Carolina Attorney General case, as described below. In March 2025, the federal court of appeals vacated the remand orders and returned the cases to the district courts for further proceedings. In May 2025, the federal court of appeals denied the state's petition for rehearing en banc. The State has indicated that it will file a petition for review by the U.S. Supreme Court.
South Carolina. In August and October 2023, the South Carolina Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. In November 2023, 3M removed the other case directly to the AFFF MDL in federal court. The State filed a motion to remand, which was granted in February 2024. 3M filed a notice of appeal from the remand order in March 2024. This appeal was consolidated with 3M’s appeal of a remand order in the Maryland Attorney General case, as described above. In March 2025, the federal court of appeals vacated the remand order and returned the cases to the district courts for further proceedings. In May 2025, the federal court of appeals denied the state's petition for rehearing en banc. The State has indicated that it will file a petition for review by the U.S. Supreme Court.
Connecticut. In January 2024, the Connecticut Attorney General filed two lawsuits alleging contamination of the state's drinking water supplies and other natural resources from PFAS-containing products. One lawsuit was transferred to the AFFF MDL. Following 3M's removal of the other lawsuit to federal court, the federal court remanded that other lawsuit to state court. 3M filed a notice of appeal from the remand order in December 2024 and a motion to dismiss in January 2025. The federal court of appeals set a hearing on 3M's appeal of the remand order for November 20, 2025.

Texas. In May 2023, the Texas Attorney General filed a lawsuit alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. That lawsuit was transferred to the AFFF MDL. In December 2024, the Texas Attorney General filed a second complaint against 3M, DuPont and Chemours in Texas state court alleging violations of the Texas Deceptive Trade Practices-Consumer Protection Act in connection with the advertising, marketing, and sale of PFAS-containing consumer products. Following 3M’s removal of the case to federal court, the federal court remanded the matter to state court. 3M filed an application for leave to appeal to the federal court of appeals in September 2025.
Oklahoma. In January 2024, the Oklahoma Attorney General filed a lawsuit in the AFFF MDL alleging contamination of the state’s drinking water supplies and other natural resources from PFAS-containing products. In August 2025, the Oklahoma Attorney General filed a second lawsuit in Oklahoma state court, which 3M removed to federal court in September 2025. In October 2025, 3M filed a motion to dismiss, and the State filed a motion to remand the case to state court.
In addition, the Company is in discussions with several state attorneys general and agencies, responding to information and other requests, including entering into tolling agreements, relating to PFAS matters and exploring potential resolution of some of the matters raised.
Aqueous Film Forming Foam (AFFF) Litigation
As of September 30, 2025, according to data compiled by the Judicial Panel on Multidistrict Litigation, there are more than 13,900 cases related in whole or in part, to PFAS contamination or exposure allegedly caused by AFFF pending in a consolidated multi-district litigation ("MDL") in federal court in South Carolina. These cases are in addition to cases that have been filed in state and other federal courts which also allege such injuries or damages (along with purported unfiled personal injury claims). Many of the personal injury cases both inside and outside the MDL have included and continue to include multiple plaintiffs and, therefore, the number of plaintiffs who have asserted such claims is substantially higher than the number of cases noted above. With respect to cases filed outside the MDL, 3M continues, where possible, to seek the transfer of those matters into the MDL and the vast majority of the pending cases are being litigated in the MDL.
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
In June 2023, 3M entered into a class-action settlement to resolve a wide range of drinking water claims by public water suppliers ("PWS") in the United States (the “PWS Settlement”), which was approved by the court in March 2024 and took effect in May 2024. Eligible class members are United States public water suppliers as defined in the PWS Settlement. The PWS Settlement provides that 3M does not admit any liability or wrongdoing and does not waive any defenses.
Following the PWS Settlement, a number of cases filed by PWS are still pending including cases brought by water suppliers that did not qualify as eligible claimants and water suppliers that did not participate in the PWS settlement, which includes cases pending in both the MDL and various state courts.
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

In December 2023, the parties selected an initial set of 25 plaintiffs for potential personal injury bellwether cases. In March 2024, the Court issued an order establishing a process for addressing most personal injury claims for diseases not included in the initial set of 25 cases and four other diseases, which has resulted in the dismissal without prejudice of thousands of personal injury claims. The process includes a tolling provision for certain dismissed claims filed in or transferred to the MDL by April 24, 2024. In July 2024, the court selected 9 out of the 25 bellwether cases to undergo additional discovery, including expert discovery. In January 2025, the Court issued an order setting the first bellwether personal injury trial to begin on October 20, 2025. In May 2025, the Court decided that the trial would involve one or more of three kidney cancer plaintiffs. On June 20, the Court conducted a "Science Day" regarding liver and thyroid cancers. At the Court's direction, the parties continue to negotiate processes for bellwethers of certain other personal injury claims. The Court continues to encourage the parties to settle matters and 3M is participating in Court-ordered settlement discussions facilitated by a Court-appointed mediator. In August 2025, the Court entered an order vacating the schedule for the first bellwether trial that had been scheduled to begin in October 2025. Also in August 2025, the Court entered orders relating to the filing of personal injury cases in the MDL and requesting the transfer of certain types of cases, including cases involving firefighter turnout gear, to the MDL.
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
The Company is aware of other AFFF suits outside the AFFF MDL in which the Company has been named as a defendant. 3M anticipates seeking to have most of these cases removed to federal court and transferred to the AFFF MDL; however, several cases are expected to remain pending in state courts, including a case in Illinois state court brought by an oil refinery worker alleging harm caused by PFAS and other chemicals as well as tobacco, which is set for trial in September 2026.
Other PFAS-related Product and Environmental Litigation
Numerous other PFAS-related suits naming 3M as a defendant have been filed outside the MDL in courts across the country. The Company anticipates seeking to have most of the cases that relate to AFFF removed to federal court and transferred to the MDL. For example, in September 2025, the Leech Lake Band of Ojibwe filed suit against 3M and several other defendants alleging harm to its drinking water and other natural resources. The Tribe also alleges adverse health impacts from PFAS contamination. The case was removed to federal court and tagged for transfer to the MDL in October 2025. However, some of the cases initially filed outside the MDL are likely to remain in state or federal courts outside the MDL.
Since 2017, 3M has been served with individual and putative class action complaints in various state and federal courts alleging, among other things, that 3M’s customers’ improper disposal of certain forms of PFAS resulted in the contamination of groundwater, surface water, or biosolids that were then land-applied. The plaintiffs in these cases generally allege that 3M failed to warn its customers or the plaintiffs themselves about the hazards of improper disposal of the product. They also generally allege that contaminated groundwater has caused various injuries, including personal injury, loss of use and enjoyment of their properties, diminished property values, investigation costs, and remediation costs. Several companies have been sued along with 3M, including, but not limited to, DuPont, Chemours, and various carpet, paper and textile manufacturers.
As described immediately below, some of these cases have been brought by drinking water providers that opted out of the PWS Settlement.
In Alabama, 3M, together with multiple co-defendants, are defending several court cases brought by municipal water utilities. The plaintiffs in three of these cases (Shelby/Talladega Counties, Five Star Water Supply District, and City of Clanton WWSB) are water utilities alleging that carpet manufacturers in Georgia improperly discharged PFAS into the surface water and groundwater, contaminating drinking water supplies of cities located downstream along the Coosa River in Alabama. 3M removed these cases to federal court. Plaintiffs have moved to remand the Shelby/Talladega Counties case, which has been stayed pending the Eleventh Circuit’s ruling in the Town of Pine Hill appeal (discussed below). Plaintiffs filed motions to remand both the Five Star and City of Clanton cases in September 2025.
The City of Albertville, Alabama filed suit in Alabama state court for alleged contamination of the Tennessee River (upstream of 3M’s Decatur facility) by a carpet manufacturer in Alabama. Defendants filed a joint motion to dismiss in May 2024. Oral argument on the motion was held in April 2025 and the motion remains pending.

The City of Mobile, Alabama filed suit in Alabama state court alleging that 3M and other defendants are responsible for PFAS contamination of the city’s water supply resulting from PFAS released by a local landfill. In October 2024, the Court granted 3M’s and several other defendants’ motions to dismiss. Claims against one local defendant remain pending, which prevents the motion to dismiss ruling from becoming final.
The Town of Pine Hill, Alabama filed suit in Alabama state court alleging that PFAS discharges from paper mills currently owned by International Paper have contaminated its water supply. 3M removed the case to federal court. In March 2025, the district court granted plaintiff’s motion to remand. 3M filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit, and the district court granted 3M’s motion to stay the remand order. Briefing in the Eleventh Circuit was completed in August 2025. In June 2025, the state court ruled that it could proceed with discovery notwithstanding the federal district court’s stay of the remand order. In July 2025, defendants filed a Petition for Writ of Mandamus in the Alabama Supreme Court challenging that state-court ruling and the Alabama Supreme Court has issued an order requiring a response to the Writ.
The City of Irondale, Alabama filed suit alleging PFAS contamination of its water supply due to industrial discharges from several users of PFAS in different industries, including alleged customers of 3M. 3M removed the case to federal court and in August 2025, the plaintiffs’ motion to remand was denied. In September 2025, the case was stayed pending the Eleventh Circuit’s decision in Pine Hill.
In May 2025, the City of Opelika, Alabama sued 3M and numerous other defendants alleging that releases by users of PFAS in carpet, textile, and paper manufacturing operations upstream of its drinking water intake have contaminated its water supply. 3M removed the case to federal court and has moved to transfer the case to the AFFF MDL. Plaintiff filed a motion to remand, and in September 2025, the case was stayed pending the Eleventh Circuit’s decision in Pine Hill.
In May 2025 the City of Foley, Alabama sued 3M and others alleging that releases by users of PFAS in local manufacturing operations contaminated groundwater used for drinking water supplies. 3M filed a Motion to Dismiss in July 2025.
3M is also defending a mass action filed in Alabama in June 2024 by hundreds of individual customers of the Water Works and Sewer Board for the City of Gadsden, Alabama, alleging emotional distress and property damage related to PFAS contamination of their drinking water. 3M removed the case to federal court, where the case is proceeding through discovery.
In Georgia, 3M, together with other defendants, is defending a putative class action in federal court, in which plaintiffs seek relief on behalf of a class of individual ratepayers in Summerville, Georgia who allege their water supply was contaminated by PFAS discharged from a textile mill. The City of Summerville intervened in the case and also brought claims against 3M and other defendants. Briefing on dispositive motions is underway and trial is expected in 2026.
Another case currently pending in federal court in Georgia was brought by individuals asserting PFAS contamination by 3M and other defendants and seeks economic damages and injunctive relief on behalf of a putative class of Rome and Floyd County water subscribers. Class certification has been fully briefed, and the plaintiff's injunctive relief claims were recently dismissed. Plaintiff's claims for economic damages related to alleged increases in their water rates due to the presence of PFAS remain pending. Discovery has been reopened in a limited fashion due to Plaintiffs’ request to investigate whether recent increases in water utility rates by the City of Rome is attributable to PFAS. This discovery is proceeding. No trial date has been set.
In February 2024, two landowners in Gordon County, Georgia sued 3M and other defendants for alleged contamination of their properties from wastewater treatment sludge allegedly containing PFAS from nearby carpet manufacturing operations. One of 3M’s co-defendants, the City of Calhoun, Georgia, filed a cross claim against 3M and other defendants alleging that biosolids from its wastewater treatment plant were contaminated with PFAS that has migrated into its water supply. In June 2024, a related lawsuit was filed on behalf of other property owners receiving biosolids from the same municipal water treatment plant. Motions to dismiss have been denied, and these claims are in active discovery. In January 2025, a private plaintiff filed a lawsuit against 3M and other defendants in Gordon County, Georgia alleging similar PFAS contamination on its property. All of these cases remain pending and discovery is proceeding. Some of these cases are tentatively set for trial in October and November of 2026.
In July 2024, the City of Lyerly sued 3M and other defendants, alleging that discharges from local carpet mills contaminated the City's water supply. 3M's motion to dismiss was denied in March 2025 and discovery is underway.
In November 2024, Mohawk Industries, a carpet manufacturer, filed a lawsuit in Whitfield County, Georgia against 3M, DuPont, and Daikin alleging various counts of tort and contract liability, including fraud, related to sales of fluorochemicals. Motions to dismiss the case were denied. Discovery in the case is proceeding.
In December 2024, Dalton Utilities, located in Dalton, Georgia, filed a suit against 3M and other defendants seeking clean-up costs under CERCLA and common law for alleged PFAS contamination related to the Dalton Land Application System, which is a nearly 10,000 acre field that has received carpet mill effluent pursuant to a Georgia Environmental Protection Division permit since the late 1980s. Briefing on motions to dismiss is complete, and a hearing date has been set for October 29, 2025.

In December 2024, Murray County, Georgia filed suit against 3M and other defendants seeking clean-up costs for alleged PFAS contamination related to the Murray County landfill and other locations throughout the County. 3M filed a motion to dismiss, which has been fully briefed and the court held a hearing on the motion on October 15, 2025.
In January 2025, Catoosa County, Georgia and Gordon County, Georgia filed substantively identical complaints alleging similar PFAS impacts as Murray County related to county-owned landfills. 3M filed a motion to dismiss, which has been fully briefed.
In July 2025, property owners in Gordon County and Murray County, Georgia, filed eight separate lawsuits against PFAS chemical manufacturers and carpet manufacturers alleging that the discharge of PFAS from various carpet manufacturer facilities contaminated their properties. Motions to dismiss for these cases were filed on September 8, 2025.
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
In April 2025, the City of Chatsworth, Georgia sued 3M and multiple other defendants, including carpet makers, alleging PFAS discharges have contaminated its water supply. 3M has filed a motion to dismiss and briefing on the motion is underway.
In April 2025, a private landowner and an environmental organization (Coosa River Basin Initiative) sued 3M and others, including carpet makers and Dalton Utilities, for property damages and injunctive relief related to the Dalton Utilities Land Application System. Dalton Utilities filed a motion to stay the case in favor of its pending action in the same district court, and briefing on that issue is ongoing. All other deadlines are stayed until the stay is decided. On September 15, 2025, Plaintiffs filed a motion to consolidate this case with the putative class of Rome and Floyd County ratepayer class action discussed above, which is pending before the same judge. The motion remains pending.
In April 2025, private landowners in Chattooga County, Georgia sued 3M and multiple other defendants, including a textile mill, alleging that PFAS discharges to the Town of Trion, Georgia wastewater treatment plant made its way to sludge that was deposited on plaintiffs’ properties via land application for years. The case was voluntarily dismissed and re-filed in Gwinnett County, Georgia. 3M has not yet been served with the new complaint.
In June 2025, private landowners in northwest Georgia filed three cases against 3M and other defendants alleging PFAS from nearby carpet making facilities has contaminated soil, water, and indoor dust at their properties. 3M filed Motions to Dismiss on July 24, 2025 and briefing on the motions is underway.
In June 2025, Walker County, Georgia and the City of Chickamauga, Georgia sued 3M and multiple other defendants, including carpet makers, alleging that the carpet manufacturers discharged PFAS into the public sewer system, which caused it to enter plaintiffs’ drinking water. 3M filed Motions to Dismiss in all three cases and briefing is underway.
In September 2025, Dougherty County and Chattooga County Georgia filed a case against 3M in the Middle District of Georgia on behalf of a putative class of all governmental entities in Georgia who own or operate municipal landfills impacted by PFAS. 3M has not yet responded to the complaint.
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
In New Jersey, 3M, together with several co-defendants, is also defending numerous cases in federal court brought by individuals with private drinking water wells near certain DuPont and Solvay facilities that were allegedly supplied with PFAS by 3M. 3M settled for an immaterial amount with the plaintiffs in certain cases that sought property damages, and for those cases requiring court approval, such approval was granted in May 2025 and all such cases have been dismissed as to 3M. Plaintiffs in the remaining individual cases allege personal injuries to themselves or to their adult children. In addition, 3M and several other defendants were named in a complaint filed in New Jersey state court in May 2025 by individuals who resided near Solvay’s facility and who allege personal injuries to themselves or to their children from PFAS exposure. 3M removed the case to federal court in August 2025. 3M's motion to transfer the case to the AFFF MDL has been fully briefed.
3M and Middlesex Water Company are defending a putative class action filed in New Jersey federal court in November 2021 by individuals who received drinking water from Middlesex Water Company that was allegedly contaminated with PFOA. In May 2022, Middlesex Water Company filed a third-party complaint against the Company in New Jersey state court in a putative class action brought by customers of the water company, seeking contribution and indemnity from the Company. In November 2023, Middlesex Water Company dismissed its third-party complaint against the Company in connection with the settlement of Middlesex Water Company's separate action against 3M. The parties to the New Jersey federal and state court class actions have agreed to settle these cases for an immaterial amount, which settlement was approved by the Court in September 2025. In March 2023, a personal injury lawsuit was filed against 3M and Middlesex Water Company by another Middlesex Water Company customer. The case is now proceeding in discovery. Trial is currently set for May 2026.

In South Carolina, a putative class action lawsuit was filed in South Carolina state court against 3M and other defendants in March 2022. The lawsuit alleges property damage from contamination from PFAS compounds used and disposed of at a defunct textile plant in Society Hill, South Carolina. The operative complaint seeks both property and punitive damages. The case has been removed to federal court. In August 2024, a companion personal injury case was filed in South Carolina state court. 3M removed this case to federal court. Discovery is proceeding in the putative property damage class action. Motions to Dismiss filed by 3M and other defendants are pending in the personal injury case.
In January 2025, eight water systems that opted out of the PWS Settlement filed complaints in South Carolina state court against 3M and other defendants, alleging PFAS contamination from a variety of industrial sources. 3M removed all eight cases into the AFFF MDL in federal court in February 2025.
In April 2025, plaintiffs filed motions to remand all eight cases to state court, which have now been fully briefed.
In May and June 2025, nine additional South Carolina water providers that opted out of the PWS Settlement filed complaints against only 3M in South Carolina federal court outside the AFFF MDL, alleging PFAS contamination from a variety of industrial sources. In August 2025, 3M’s motion to transfer all nine cases to the MDL was granted.
In Massachusetts, a putative class action lawsuit was filed in August 2022 in state court against 3M and several other defendants alleging PFAS contamination from waste generated by local paper manufacturing facilities that was subsequently incorporated into biosolids at a local composting facility. The lawsuit alleges property damage and seeks medical monitoring on behalf of plaintiffs within the Town of Westminster. This case was removed to federal court, where it was consolidated with a previously-filed federal case involving similar allegations and claims against 3M’s co-defendants. In February and March 2024, 3M and the remaining defendants answered the complaint and filed cross claims against one another.
In April 2025, the class action was consolidated with another class action brought by the same plaintiffs against different defendants. With the exception of certain limited discovery, class certification proceedings in the original action are stayed until April 2026 to allow the cases to proceed to a single class certification hearing, which is expected in the third quarter of 2026. No trial date has been set. In October 2024, one of the former plaintiffs in the putative class action filed a separate suit in Massachusetts state court against 3M and other defendants alleging PFAS-related personal injury as well as property damage to a private well. 3M filed a motion to dismiss that case in June 2025, which remains pending. In March 2025, another resident of Westminster, Massachusetts filed an additional suit against 3M and other defendants alleging PFAS-related personal injury. 3M filed a Motion to Dismiss in September 2025, which remains pending.
In Maine, a group of landowners filed a second amended complaint in October 2022 in federal district court, adding 3M and several other alleged chemical suppliers as defendants in a case previously filed against several paper mills, alleging PFAS contamination from waste generated by the paper mills that was then incorporated into biosolids. The lawsuit seeks to recover for alleged property damage. The case is now proceeding in fact discovery, as to the six original plaintiffs, which is set to close in October 2025. No trial date has been set.
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
In December 2024, 3M was named as a defendant in a putative class action brought in federal court by several private well owners near 3M's Wausau Greystone quarry seeking to recover for property damages and medical monitoring related to alleged PFAS contamination. The case also includes (non-class) personal injury claims on behalf of select plaintiffs. 3M filed a motion to dismiss this case in February 2025, which remains pending. Trial is scheduled for November 1, 2027.
In Illinois, 3M has been sued in three separate actions by individual plaintiffs alleging personal injury and/or property damage claims relating to alleged PFAS contamination from 3M’s Cordova facility. The earliest of these suits, filed in November 2023, has been removed to federal court and is currently stayed. The remaining two cases were filed in September 2024, and 3M has removed these cases to federal court. 3M filed a motion to transfer all three cases to the AFFF MDL. In April 2025, the JPML denied transfer of the earliest of the cases (Noland) to the AFFF MDL and granted the transfer of the other two cases to the AFFF MDL. In May 2025, the Noland case was remanded to state court.
In Missouri, in April 2024, 3M was added as a defendant to a pending putative class action brought by individuals alleging PFAS contamination of their properties and drinking water from metal plating operations in southeastern Missouri. In October 2024, the court denied 3M's motion to dismiss.
In September 2025, 3M was named a defendant in a personal injury suit filed in Missouri state court alleging plaintiff’s injuries were caused by exposure to chemicals in firefighting protective gear. 3M removed the case to federal court in September 2025 and is seeking to have the case transferred to the AFFF MDL.

In Connecticut, in June 2024, 3M and numerous other defendants were sued in a putative class action brought by individual firefighters and several firefighter unions, alleging exposure to PFAS from certain turnout gear worn by the class members. Plaintiffs filed a second amended complaint in April 2025. 3M filed its motion to dismiss the amended complaint in June 2025, and that motion is being briefed.
In October 2018, 3M and other defendants, including DuPont and Chemours, were named in a putative class action in the U.S. District Court for the Southern District of Ohio brought by the named plaintiff, a firefighter allegedly exposed to PFAS chemicals through his use of firefighting foam, purporting to represent a putative class of all U.S. individuals with detectable levels of PFAS in their blood. In March 2022, the court certified a class of "[i]ndividuals subject to the laws of Ohio, who have 0.05 [ppt] of PFOA (C-8) and at least 0.05 ppt of any other PFAS in their blood serum." In November 2023, the Sixth Circuit issued an order vacating the class certification decision and remanding the case with instructions that the district court dismiss the case and later denied a motion for rehearing en banc. In March 2024, the district court vacated the class certification order and dismissed the case for lack of jurisdiction. In June 2024, 3M was named as a defendant in a new putative nationwide class action by the same named plaintiff who filed the Ohio suit that was dismissed and is described above. The new suit was brought against only 3M and DuPont entities and seeks to establish a putative class of anyone subject to the laws of Ohio or subject to the law of states that recognize the claims for relief filed by plaintiffs with blood serum levels of 2 ppb or more of PFOS and PFOA (combined) manufactured by defendants. 3M was served with the suit in July 2024 and subsequently filed a motion to transfer the case to the AFFF MDL, which was denied in October 2024. In October 2024, 3M filed a motion to dismiss the lawsuit.
In Virginia, in August 2024, 3M was named as a defendant in a case alleging that plaintiff’s decedent, a civilian firefighter, died from cancer allegedly caused by exposure to PFAS from turnout gear. A co-defendant removed the case to federal court. In April 2025, 3M was named as a defendant in a similar case in Virginia, which was removed to federal court by another defendant. In August 2025, 3M filed motions to transfer both cases to the AFFF MDL. Plaintiffs’ motions to remand remain pending in both matters. In September 2025, 3M removed three additional firefighter turnout gear cases to Virginia federal court and is seeking transfer of those cases to the AFFF MDL.
In Minnesota, in August 2024, 3M, DuPont, and Chemours were named in a putative nationwide class action brought on behalf of all persons who purchased carpeting treated with PFAS-containing products before January 1, 2020. The lawsuit alleges claims under RICO and state consumer protection, product liability, and nuisance laws. In September 2025, the federal district court granted 3M's motion to dismiss all claims.
In Minnesota, in May 2025, 3M. DuPont, and Chemours were named in a putative nationwide class action in federal court brought on behalf of all municipalities and governmental entities who purchased fire fighter personal protective equipment from the named defendants alleging injuries from exposure to PFAS in the protective equipment. 3M's responsive pleading is due in October 2025.
In Pennsylvania, in March 2025, 3M, DuPont, and the designers, manufacturers, and distributors of AstroTurf were named in a complaint filed in the Philadelphia Court of Common Pleas by former Philadelphia Phillies players alleging personal injury claims allegedly resulting from exposure to PFAS and ethylene oxide in AstroTurf at Veterans Stadium. Plaintiffs’ alleged exposures date back to the 1970s. In September 2025, 3M removed the case to federal court.
In June, July, and August 2025, 3M and several other entities were named as defendants in cases filed in the Philadelphia Court of Common Pleas by firefighters alleging that their cancers were caused by exposure to PFAS from turnout gear. In August 2025, plaintiffs in all three actions voluntarily dismissed their claims with the intention of refiling in the AFFF MDL.
In Montana, in April 2025, 3M, DuPont, and Chemours were named in a putative nationwide class action in Montana District Court, brought on behalf of all entities who bought turnout gear from the named defendants alleging injuries from exposure to PFAS in the turnout gear. The lawsuit alleges claims under RICO and state conspiracy, product liability, consumer protection, and deceptive trade practices laws. On September 23, 2025, the court denied Defendants’ motion to transfer the case to the District of Delaware. Motion to dismiss briefing had been stayed pending a ruling on the transfer motion and will now be resumed.
In New York, in May 2025, the owner of a tree nursery located in Hoosick Falls filed suit against 3M, Saint-Gobain Performance Plastics Corp., Honeywell International Inc., and DuPont seeking to recover for property damage allegedly resulting from PFOA contamination that plaintiff attributes to a nearby fabric coating facility. 3M's response to the amended complaint is due in October 2025.
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
An application to add the additional PFAS to its NPDES permit was submitted to ADEM and the Company installed additional wastewater treatment controls to address PFAS. The wastewater controls are currently being upgraded and optimized. ADEM and 3M are in discussions about 3M's application for a modified NPDES permit.
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
Cordova, Illinois
The Company is authorized to discharge wastewater from its Cordova plant pursuant to an NPDES permit issued by the Illinois Environmental Protection Agency (“IEPA”). As previously reported, in November 2019, the Company disclosed to the EPA, and, in January 2020, disclosed to the IEPA, that the Company's NPDES permit for the Cordova facility did not include all PFAS that had been identified in its water discharge. As noted above, 3M continues to engage with EPA and IEPA on potential civil claims related to these discharges. An application to add the additional PFAS to the plant's permit was submitted to IEPA, and the Company has now brought on-line and continues to optimize a wastewater treatment specifically designed to treat PFAS. IEPA and 3M are in discussions about 3M's application for a modified NPDES permit.
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
In January 2021, MPCA issue a Notice of Violation that included measures requiring the Company to address the presence of PFAS in wastewater and to undertake certain facility improvements related to its wastewater discharge system. The Company continues to work with MPCA to address the Notice of Violation.
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
Minnesota 2018 Natural Resources Defense Settlement
As previously disclosed, in February 2018, the Company recorded a pre-tax charge of $897 million, inclusive of legal fees and other related obligations, in the first quarter of 2018 with respect to the settlement of a matter brought by the State of Minnesota involving the presence of PFAS in the groundwater, surface water, fish or other aquatic life, and sediments in the state. The settlement created a fund to enhance drinking water quality in the East Metropolitan Area of Minneapolis-St. Paul. The projects approved by MPCA drawing on the fund must be reasonable and necessary. If the fund is depleted, additional funding could be sought from 3M. MPCA and 3M disagree that certain projects MPCA has approved are reasonable and necessary and otherwise satisfy the conditions created by the 2018 settlement. MPCA and 3M also disagree over whether certain projected long-term operations and maintenance and other expenses that will not be paid for many years should be factored into determining when the fund is depleted. 3M initiated the mediation process in February of 2025 under the settlement to address these disagreements. That process remains ongoing.
Hutchinson, Minnesota
MPCA issued to the Company a Notice of Violation in March 2023, alleging that the Company is discharging stormwater containing PFAS at the 3M’s facility in Hutchinson, Minnesota. The Company is working with MPCA regarding the allegations in the Notice of Violation.

Fairmont, Minnesota
MPCA issued a Notice of Violation (NOV) dated July 22, 2025, to the Company for alleged violations related to stormwater and fire water discharges containing PFAS constituents at the 3M Fairmont MN facility. The major corrective actions required in the NOV include completion of a stormwater action plan to improve collection and treatment of stormwater and a soil and groundwater investigation at the site. The Company has provided a response to the NOV contesting the validity of the alleged violations and a plan for addressing the requested corrective actions.
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
Wausau, Wisconsin
In August 2024, the Company received a request for information from EPA under CERCLA seeking information and documents, including regarding the use and disposal of PFAS at its Greystone facility and its downtown Wausau facility. 3M has provided the EPA with information responsive to that request and in October 2025 EPA informed 3M it has not identified any immediate need for 3M to take additional action with respect to EPA's request. In March 2025, the Wisconsin Department of Natural Resources (WDNR) issued a letter to 3M stating that it has determined there has been a release of hazardous substances from the Greystone facility based on PFAS detected in groundwater and ordering 3M to submit a work plan for investigation. A site investigation work plan, which describes the initial scope of sampling to take place at the facility, was submitted to the WDNR in June 2025. The WDNR has approved the work plan and soil and groundwater sampling is in process.
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
Hartford City, Indiana
In July 2025, the Indiana Department of Environmental Management (IDEM) issued notices of liability requiring 3M to investigate and remediate hazardous substances, including PFAS, at 3M’s Hartford City facility and nearby off-site properties. IDEM also issued related information requests. 3M is engaged in discussions with IDEM about the notices and information requests.
Other Environmental Matters
In July 2018 , the Company, along with more than 120 other companies, was served with a complaint seeking cost recovery and contribution towards the cleaning up of approximately eight miles of the Lower Passaic River in New Jersey. The plaintiff, Occidental Chemical Corporation, alleges that it agreed to design and pay the estimated $165 million cost to remove and cap sediment containing eight chemicals of concern, including PCBs and dioxins. The complaint seeks to spread those costs among the defendants, including the Company. The Company’s involvement in the case relates to its past use of two commercial drum conditioning facilities in New Jersey. Whether, and to what extent, the Company may be required to contribute to the costs at issue in the case remains to be determined.
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

Environmental Liabilities
The Company periodically examines whether the contingent liabilities related to the environmental matters and litigation described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including discussions regarding negotiated resolutions. During the first nine months of 2025, primarily as a result of the New Jersey Settlement and interest accretion on the PWS Settlement, the Company increased its accrual for PFAS-related other environmental liabilities by approximately $0.7 billion and made related payments of $1.8 billion. As of September 30, 2025, the Company had recorded liabilities of $7.5 billion for “other environmental liabilities.” These amounts are reflected in the consolidated balance sheet within other current liabilities ($0.7 billion) and other liabilities ($6.8 billion). The accruals represent the Company’s estimate of the probable loss in connection with the environmental matters and PFAS-related matters and litigation described above. The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
As of September 30, 2025, the Company had recorded liabilities of $39 million for estimated non-PFAS related “environmental remediation” costs to clean up, treat, or remove hazardous substances at current or former 3M manufacturing or third-party sites. The Company evaluates available facts with respect to each individual site each quarter and records liabilities for remediation costs on an undiscounted basis when they are probable and reasonably estimable, generally no later than the completion of feasibility studies or the Company’s commitment to a plan of action. Liabilities for estimated costs of environmental remediation, depending on the site, are based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. The Company adjusts recorded liabilities as further information develops or circumstances change. The Company expects that it will pay the amounts recorded over the periods of remediation for the applicable sites, currently ranging up to 20 years.
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
On March 26, 2024, the Company announced that, as of the final registration date for the CAE settlement agreement, more than 99% of claimants were either participating in the settlement or have been dismissed with prejudice. With a 98% participation threshold having been met, the Company began making payments pursuant to the payment schedule set forth in the amended settlement agreement. On September 19, 2025, the court overseeing the CAE Multidistrict Litigation issued an order announcing that all cases in the MDL had been resolved through dismissals or through the Settlement Agreement, and that no cases remain pending in the MDL. However, existing or new litigation may continue or be filed in the United States or internationally relating to the products that are the subject of the settlement. For example, the Company is aware of a writ of summons filed in Australia and has received a Letter Before Action in the United Kingdom, both on behalf of purported users of the Company's earplug products.
During the first nine months of 2025, the Company increased its existing accrual for CAE by approximately $0.2 billion primarily for interest accretion on the CAE Settlement and made related payments of approximately $1.4 billion. As of September 30, 2025, the Company had an accrued liability of $2.5 billion related to CAE. This amount is reflected within contingent liability claims and other ($1.3 billion within other current liabilities and $1.2 billion within other liabilities) on 3M’s consolidated balance sheet. The accruals represent the Company’s estimate of the probable loss in connection with the CAE Settlement.
The Company is not able to estimate a possible loss or range of possible loss in excess of the established accruals at this time.
Insurance Recoveries
The Company is actively engaged in insurance recovery activities to offset a portion of its liabilities, including those described above. For respirator mask/asbestos, CAE, and PFAS-related litigation and liabilities, recovery processes are underway through lawsuits filed in U.S. courts, arbitration proceedings, mediations, and negotiations with insurers. During the third quarter of 2025, the Company recorded $182 million in insurance recovery benefits related to respirator mask/asbestos, CAE, and PFAS-related matters. The Company's aggregate recovery benefits for these matters during the first nine months of 2025 was $267 million. Insurance recoveries related to CAE litigation are provided to the Qualified Settlement Fund as part of the consideration for the settlement. Various factors could affect the timing and amount of insurance recoveries, including (i) delays in or avoidance of payment by insurers; (ii) the extent to which insurers may become insolvent in the future, (iii) the outcome of negotiations with insurers; and (iv) the scope of the insurers’ purported defenses and exclusions to avoid coverage. The Company’s aggregate liabilities are unlikely to be fully covered by applicable insurance, and, to the extent covered, will exceed the applicable limits of such insurance.

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

	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Cost of sales	$7	$8	$26	$32
Selling, general and administrative expenses	39	26	127	151
Research, development and related expenses	7	7	29	38
Stock-based compensation expenses	53	41	182	221
Income tax benefits	(10)	(5)	(19)	(19)
Stock-based compensation expenses (benefits), net of tax	$43	$36	$163	$202
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

Business Segment Information

	Three months ended September 30,		Nine months ended September 30,
Net sales (millions)	2025	2024	2025	2024
Safety and Industrial	$2,917	$2,767	$8,519	$8,258
Transportation and Electronics	2,191	2,139	6,311	6,386
Consumer	1,312	1,299	3,706	3,702
Total reportable business segment net sales	6,420	6,205	18,536	18,346
Corporate and Other	97	89	279	219
Total company	$6,517	$6,294	$18,815	$18,565

Significant segment expenses and operating performance (millions)
Safety and Industrial
Cost of sales	$1,586	$1,493	$4,593	$4,442
Selling, general and administrative expenses	445	506	1,371	1,537
Research, development and related expenses	132	118	384	360
Safety and Industrial operating income	754	650	2,171	1,919
Transportation and Electronics
Cost of sales	1,322	1,270	3,842	3,770
Selling, general, administrative expenses	264	316	810	931
Research, development and related expenses	123	117	363	340
Transportation and Electronics operating income	482	436	1,296	1,345
Consumer
Cost of sales	776	758	2,193	2,187
Selling, general and administrative expenses	213	245	640	720
Research, development and related expenses	32	33	95	97
Consumer operating income	291	263	778	698
Total reportable business segment operating income	1,527	1,349	4,245	3,962
Corporate and Other
Corporate special items:
Net costs for significant litigation	78	(25)	(323)	(96)
Divestiture costs	—	—	—	(20)
Loss on business divestitures	(161)	—	(164)	—
Transformation costs	(14)	—	(14)	—
Total corporate special items	(97)	(25)	(501)	(116)
Other corporate (expense) income - net	17	(8)	89	(109)
Total Corporate and Other	(80)	(33)	(412)	(225)
Total company operating income	1,447	1,316	3,833	3,737

Other expense/(income), net	300	(405)	378	(323)
Income from continuing operations before income taxes	$1,147	$1,721	$3,455	$4,060

	Depreciation and amortization
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Safety and Industrial	$142	$150	$422	$422
Transportation and Electronics	113	109	332	329
Consumer	41	39	116	116
Corporate and Other	2	12	8	35
Total continuing operations	$298	$310	$878	$902

	Capital expenditures
	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Safety and Industrial	$84	$99	$239	$256
Transportation and Electronics	68	95	221	370
Consumer	14	18	41	62
Corporate and Other	52	34	161	125
Total continuing operations	$218	$246	$662	$813

	Assets
(Millions)	September 30, 2025	December 31, 2024
Business segment assets:
Inventories
Safety and Industrial	$1,688	$1,509
Transportation and Electronics	1,245	1,269
Consumer	761	719
Total business segment assets	3,694	3,497
All other current assets	12,395	12,387
Total non-current assets	21,522	23,984
Total assets	$37,611	$39,868
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
Corporate and Other operating income (loss) includes:
•Corporate special items include, for the periods presented:
◦net costs for significant litigation impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters,
◦loss on business divestitures (see Note 4) divestiture costs (related to separating and divesting substantially an entire business segment of 3M following public announcement of its intended divestiture) that were not eligible to be part of discontinued operations, and
◦transformation program restructuring (see Note 6) and related charges.
•Other corporate (expense) income-net includes:
◦certain enterprise and governance activities resulting in unallocated corporate costs and other activity or costs that 3M may choose not to allocate directly to its business segments,
◦commercial activity with Solventum following its April 1, 2024 Separation and certain operations of the former Health Care business segment retained by 3M,
◦transition arrangement agreements (e.g., fees charged by 3M, net of underlying costs) related to divested businesses, including those related to the Solventum Separation,
◦operations of businesses of the former Health Care segment divested prior to the Separation and therefore not reflected as discontinued operations within 3M's financial statements, along with limited-duration supply agreements with previous divestitures, and
◦costs previously allocated to Solventum prior to the Separation that were not eligible to be part of discontinued operations.

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
As discussed in Note 2, on April 1, 2024, 3M completed the separation of its Health Care business (the Separation) through a pro rata distribution of 80.1% of the outstanding shares of Solventum Corporation (Solventum) to 3M stockholders. As a result, Solventum became an independent public company, 3M no longer consolidates Solventum into 3M’s financial results and the historical net income of Solventum, and applicable assets and liabilities included in the Separation are reported in 3M's consolidated financial statements as discontinued operations.
3M manages its continuing operations in three operating business segments: Safety and Industrial; Transportation and Electronics; and Consumer. From a geographic perspective, EMEA refers to Europe, the Middle East, and Africa on a combined basis.
Unless otherwise noted, any sales change analysis compares the third quarter and the first nine months of 2025 with the corresponding periods in 2024, year-on-year (YoY).
Financial highlights for the third quarter and first nine months of 2025:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	GAAP	Adjusted[1]	GAAP	Adjusted[1]
Net sales (millions)	$6,517	$6,318	$18,815	$18,256
Total sales change	3.5%	4.1%	1.3%	2.4%
Organic sales change[2]	2.6%	3.2%	1.0%	2.1%
1The Company refers to various "adjusted" amounts or measures on an “adjusted" basis. These exclude special items. These non-GAAP measures are further described and reconciled to the most directly comparable GAAP financial measures in the Certain amounts adjusted for special items - (non-GAAP measures) section below.
2Organic sales change (which includes both organic volume and selling price impacts), is defined as the change in net sales, absent the impacts from foreign currency translation and acquisitions, net of divestitures. 3M believes this information is useful to investors and management in understanding ongoing operations and in analysis of ongoing operating trends.
Net sales change was driven by strength in safety, general industrial, and electronics, partially offset by known softness in auto aftermarket, while consumer remained soft. Sales change also reflected the YoY impact of the manufactured PFAS products special item.

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	GAAP		Adjusted[1]		GAAP		Adjusted[1]
Operating income margin	22.2%		24.7%		20.4%		24.2%
YoY change in operating income margin	1.3	ppts	1.7	ppts	0.3	ppts	2.2	ppts
GAAP operating margins were affected by the YoY impact of special items. These primarily included an increase in net costs for significant litigation impacting operating income from the second quarter 2025 PFAS-related New Jersey Settlement (discussed in Note 17), followed by a decrease in the third quarter resulting from insurance recoveries, a third quarter 2025 charge associated with divestiture activity (discussed in Note 4), and manufactured PFAS products. Both GAAP and adjusted operating margins reflect benefits from growth and productivity (outside of special items), and lower restructuring costs, partially offset by growth investments, as well as gross tariff and foreign currency impacts.

Additionally, margins YoY were impacted by cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum), and by transition service agreement reimbursement from Solventum, which began in the second quarter of 2024, and by the lower extent of stock-based compensation grants (see the Certain Expenses Impacting Multiple Line Items within Results of Operation discussion below).

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	GAAP	Adjusted[1]	GAAP	Adjusted[1]
Earning per diluted share (EPS)	$1.55	$2.19	$4.93	$6.23
YoY change in EPS	(38)%	10%	(17)%	11%
GAAP EPS YoY was negatively affected by the net impact of special items. In addition to items relative to operating income discussed above, this primarily included the YOY impact of the change in value of Solventum ownership and a $795 million pre-tax pension settlement charge in the second quarter 2024 (as discussed in Note 13), partially offset by lower imputed interest associated with obligations resulting from significant litigation. Both GAAP and adjusted EPS reflects benefits from growth and productivity (outside of special items) and lower restructuring costs, a second quarter 2025 gain on the sale of an investment (see the Income from Unconsolidated Subsidiaries, Net of Taxes discussion below), and the impact of lower share count. These were partially offset by higher growth investments, gross tariff and foreign currency impacts, and a non-operating interest and pension headwind (apart from pension special item).
Additionally, EPS YoY was impacted by cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum), and by transition service agreement reimbursement from Solventum, which began in the second quarter of 2024, and by the lower extent of stock-based compensation grants.
3M is progressing toward the exit of PFAS manufacturing by the end of 2025 as discussed Part II, Item 1A, “Risk Factors” of this document. Decisions or circumstances associated with the extent and type of remaining non-PFAS activity at particular locations and impacts on assets and potential obligations, among other factors, could result in additional expenses.
Additional information regarding certain items impacting pre-2025 periods that may also be relevant in 2025 can be found in the Overview section of Part II, Item 7 as well as in further sections of 3M’s 2024 Annual Report on Form 10-K.
Results of Operations
Net Sales: Percent change information compares the three and nine months ended September 30, 2025 and 2024, unless otherwise indicated. Discussion of business segment results is provided in the Performance by Business Segment section. Information regarding sales by geographic area is included below.

	Three months ended September 30, 2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$3,582	$1,834	$1,101	$6,517
% of worldwide sales	55.0%	28.1%	16.9%	100.0%
Components of net sales change:
Organic sales[2]	2.9	2.9	1.3	2.6
Divestitures[3]	(0.1)	—	—	(0.1)
Translation	0.1	(0.1)	5.9	1.0
Total sales change	2.9%	2.8%	7.2%	3.5%

	Nine months ended September 30, 2025
	Americas	Asia Pacific	EMEA	Worldwide
Net sales (millions)	$10,271	$5,338	$3,206	$18,815
% of worldwide sales	54.6%	28.4%	17.0%	100.0%
Components of net sales change:
Organic sales[2]	1.7	1.5	(2.1)	1.0
Divestitures[3]	0.4	0.1	0.2	0.3
Translation	(0.6)	(0.3)	2.7	—
Total sales change	1.5%	1.3%	0.8%	1.3%
3Acquisition and divestiture sales change impacts are measured separately for the first twelve months post-transaction and, beginning April 2024, include, within divestitures, the impact of commercial agreements associated with the separation of Solventum.
Additional information beyond what is included in the preceding tables is as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
Net sales change by particular country	Total sales change	Organic sales change[2]	Total sales change	Organic sales change[2]
United States	3.4%	3.6%	2.2%	1.6%
China/Hong Kong	9.5	9.4	6.2	6.3

Operating Expenses:	Three months ended September 30,			Nine months ended September 30,
(Percent of net sales)	2025	2024	Change	2025	2024	Change
Cost of sales	58.2%	57.9%	0.3%	58.0%	57.7%	0.3%
Selling, general and administrative expenses (SG&A)	12.5	16.9	(4.4)	16.1	17.9	(1.8)
Research, development and related expenses (R&D)	4.6	4.3	0.3	4.6	4.3	0.3
Loss on business divestitures	2.5	—	2.5	0.9	—	0.9
Operating income margin	22.2%	20.9%	1.3%	20.4%	20.1%	0.3%
Cost of Sales measured as a percent of sales: Increases in the third quarter and first nine months of 2025 were primarily due to foreign currency impacts; tariffs, and the exit of manufactured PFAS products partially, offset by ongoing procurement and logistics savings. Additionally, cost of sales YoY for the nine months ended September 30, 2025, was impacted by cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
SG&A measured as a percent of sales: Decreases in the third quarter and first nine months of 2025 were primarily impacted by benefits from insurance recoveries in the second and third quarter of 2025, along with lower YoY restructuring charges. These were partially offset by net costs for significant litigation impacting operating income from the second quarter 2025 PFAS-related New Jersey Settlement. Additionally, SG&A YoY for the three and nine months ended September 30, 2025, was impacted by the transition service agreement reimbursement, and cost dis-synergies (from the ongoing exit of PFAS manufacturing and second quarter 2024 spin of Solventum). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
R&D measured as a percent of sales: 3M continues to invest in a range of R&D activities from application development, product and manufacturing support, product development and technology development aimed at disruptive innovations. See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Loss on Business Divestitures measured as a percent of sales: Applicable information on 2025 items is discussed in Note 4, including a write-down for a business classified as held for sale in the third quarter.
Other Expense (Income), Net:
Interest expense (net of interest income): increased in the third quarter and decreased in the first nine months of 2025, compared to the same periods YoY.
•The increase in the third quarter was driven by lower interest income due to decreased cash, while both periods were impacted by reduced imputed interest associated with obligations resulting from significant litigation (discussed in Note 17), and debt maturities.
Non-service pension and postretirement net period cost (benefit): increased by approximately $13 million in the third quarter of 2025 and decreased $721 million in the first nine months of 2025, compared to the same periods YoY.
•This change was largely due to the $795 million pension settlement charge in the second quarter of 2024, which occurred as a result of transferring a portion of U.S. pension payment obligations and related plan assets to an insurance company (see Note 13). See also Certain Expenses Impacting Multiple Line Items within Results of Operations subsection further below.
Solventum ownership - change in value: decreased by approximately $675 million in the third quarter of 2025 and $1,452 million in the first nine months of 2025, compared to the same periods YoY.

Provision for Income Taxes:	Three months ended September 30,		Nine months ended September 30,
(Percent of pre-tax income)	2025	2024	2025	2024
Effective tax rate	26.8%	20.3%	23.7%	19.0%
Adjusted effective tax rate[1]	19.9	20.5	20.5	20.1
The primary factors that increased the Company's effective tax rate for the three months ended September 30, 2025, when compared to 2024, were the tax impacts of: 3M's retained ownership interest in Solventum, Pillar Two Model Rules, and the loss on business divestiture, partially offset by net costs of significant litigation. The primary factors that increased the Company's effective tax rate for the nine months ended September 30, 2025, when compared to 2024, were the tax impact of: 3M's retained ownership interest in Solventum and Pillar Two Model Rules, partially offset by net costs of significant litigation.

Income from Unconsolidated Subsidiaries, Net of Taxes:	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Income from unconsolidated subsidiaries, net of taxes	$2	$3	$51	$7
Income from unconsolidated subsidiaries, net of taxes, is attributable to the Company’s accounting under the equity method for ownership interests in certain entities. In the second quarter of 2025, 3M sold its interest in one of these investments, resulting in a pre-tax gain of $47 million. Because this was an ownership disposition, the impact of taxes thereon was reflected separately in provision for income taxes.

Net Income Attributable to Noncontrolling Interest:	Three months ended September 30,		Nine months ended September 30,
(Millions)	2025	2024	2025	2024
Net income attributable to noncontrolling interest	$7	$4	$15	$15
Net income attributable to noncontrolling interest represents the elimination of the income or loss attributable to non-3M ownership interests in 3M consolidated entities. The primary noncontrolling interest relates to 3M India Limited, of which 3M’s effective ownership is 75 percent.
Certain Expenses Impacting Multiple Line Items within Results of Operations:
Stock compensation is discussed in Note 18 and impacts cost of sales, SG&A, and R&D. YoY stock compensation expense was impacted by the lower extent of the 2025 annual grant.
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
On a continuing operations basis, pre-tax stock compensation expense and defined benefit pension and postretirement expense for the periods presented were the following:

	Three months ended September 30,		Nine months ended September 30,
Pre-tax amounts (millions)	2025	2024	2025	2024
Stock compensation expense	$53	$41	$182	$221

Defined benefit pension and postretirement benefit expense
Service cost	$43	$48	$127	$148
Non-service cost (benefit)	20	7	71	792
Total defined pension and postretirement expense	$63	$55	$198	$940
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

Safety and Industrial Business:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales (millions)	$2,917	$2,767	$8,519	$8,258
Sales change analysis:
Organic sales[2]	4.1%		3.1%
Translation	1.3		0.1
Total sales change	5.4%		3.2%

Business segment operating income (millions)	$754	$650	$2,171	$1,919
Percent change	16.0%		13.2%
Percent of sales	25.9%	23.5%	25.5%	23.2%
Third quarter 2025 results: Sales in Safety and Industrial were up 5.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electrical markets, industrial adhesives and tapes, personal safety, abrasives and industrial specialties, and decreased in roofing granules and automotive aftermarket.
•Commercial excellence helped drive growth, partially offset by continued softness in automotive aftermarket and emerging weakness in roofing granules.
Business segment operating income margins increased YoY driven by benefits from growth, productivity, and lower restructuring costs. These benefits were partially offset by continued growth investments in the business, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
Adjusting for special item net costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 24.3 percent to 26.3 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
First nine months 2025 results: Sales in Safety and Industrial were up 3.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in electrical markets, industrial adhesives and tapes, personal safety, abrasives and industrial specialties, and decreased in automotive aftermarket and roofing granules.
•Growth primarily came from demand in key underlying markets, partially offset by challenges in automotive aftermarket.
Business segment operating income margins increased year-on-year primarily driven by benefits from growth, productivity and lower restructuring costs. These benefits were partially offset by continued growth investments in the business and cost dis-synergies due to the 2024 spin of Solventum and ongoing exit of PFAS manufacturing.
Adjusting for special item costs for significant litigation (non-GAAP measure) related to respirator mask/asbestos, business segment operating income margins increased YoY from 23.7 percent to 25.9 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Transportation and Electronics Business:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales (millions)	$2,191	$2,139	$6,311	$6,386
Sales change analysis:
Organic sales[2]	1.8%		(1.2)%
Divestitures[3]	(0.3)		(0.1)
Translation	0.9		0.1
Total sales change	2.4%		(1.2)%

Business segment operating income (millions)	$482	$436	$1,296	$1,345
Percent change	10.7%		(3.6)%
Percent of sales	22.0%	20.4%	20.5%	21.1%
Third quarter 2025 results: Sales in Transportation and Electronics were up 2.4 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial branding and transportation, electronics and automotive and aerospace, and decreased in advanced materials.
•The main drivers of growth were double digit growth in aerospace, continued momentum in the electronics business, and improvement in automotive after a down first half. Growth was negatively impacted by headwinds related to PFAS manufactured products.
Divestitures:
• Impact relates to the lost sales year-on-year from a divestiture discussed in Note 4.
Business segment operating income margins increased YoY driven by benefits from growth, productivity, and lower restructuring costs. These benefits were partially offset by continued growth investments in the business, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
Adjusting for special item PFAS manufactured products (non-GAAP measure), sales of $1,992 million were up 4.2 percent YoY in U.S. dollars, or up 3.6 percent organically; while business segment operating income margins decreased YoY from 24.5 percent to 24.3 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.
First nine months 2025 results: Sales in Transportation and Electronics were down 1.2 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in commercial branding and transportation, and decreased in advanced materials, automotive and aerospace, and electronics.
•Growth was negatively impacted by headwinds related to PFAS manufactured products, the automotive OEM business, and commercial vehicles. This was partially offset by high single digit growth in aerospace and strength in commercial branding and transportation.
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
Adjusted for special item PFAS manufacturing products (non-GAAP measure), sales of $5,752 million were up 1.9 percent YoY in U.S. dollars, or up 1.9 percent organically; while business segment operating income margins decreased YoY from 24.4 percent to 23.5 percent. Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below for additional details.

Consumer Business:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Sales (millions)	$1,312	$1,299	$3,706	$3,702
Sales change analysis:
Organic sales[2]	0.3%		0.3%
Translation	0.6		(0.2)
Total sales change	0.9%		0.1%

Business segment operating income (millions)	$291	$263	$778	$698
Percent change	11.0%		11.5%
Percent of sales	22.2%	20.2%	21.0%	18.9%
Third quarter 2025 results: Sales in Consumer were up 0.9 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in home and auto care and consumer safety and well-being, and decreased in packaging and expression and home improvement.
•Growth driven by strong demand for Filtrete™ filters, Scotch™ tape, and Meguiar's® products supported by new product launches, service improvements, and increased investment in advertising and merchandising; partially offset by soft consumer discretionary spending.
Business segment operating income margins increased YoY driven by benefits from growth and productivity partially offset by continued growth investments in the business, and cost dis-synergies from the ongoing exit of PFAS manufacturing.
First nine months 2025 results: Sales in Consumer were up 0.1 percent in U.S. dollars.
On an organic sales basis:
•Sales increased in consumer safety and well-being and home and auto care, grew slightly in home improvement, and decreased in packaging and expression.
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
Corporate and Other: Outside of 3M's reportable operating segments, 3M has Corporate and Other which is not a reportable business segment as it does not meet the segment reporting criteria. Because Corporate and Other includes a variety of miscellaneous items, it is subject to fluctuation on a quarterly and annual basis. Corporate and Other is further described in Note 19.
Refer to the Certain amounts adjusted for special items - (non-GAAP measures) section below and Note 19 for details on the components of corporate special items and their impact. Other corporate operating income, net, increased YoY in the third quarter and first nine months of 2025, primarily due to the extent of transition arrangement income from divested businesses (and associated costs) largely related to Solventum's April 2024 Separation as well as the extent of non-discontinued operations-eligible former Solventum-allocated costs included in Corporate and Other prior to the Separation.

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
Special items for the periods presented include:
Net costs for significant litigation:
•These relate to 3M's respirator mask/asbestos (which include Aearo and non-Aearo items), PFAS-related other environmental, and Combat Arms Earplugs matters (as discussed in Note 17). Net costs include the impacts of changes in accrued liabilities (including interest imputation on applicable settlement obligations), legal costs, and insurance recoveries, along with the associated tax impacts. Associated tax impacts of significant litigation include impacts on Foreign Derived Intangible Income (FDII), Global Intangible Low Taxed Income (GILTI), foreign tax credits, and tax costs of repatriation. 3M does not consider the elements of the net costs associated with these matters to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment. Net costs related to respirator mask/asbestos are reflected as special items in the Safety and Industrial business segment while those impacting operating income (loss) associated with PFAS-related other environmental and Combat Arms Earplugs matters are reflected as corporate special items in Corporate and Other.
Loss on business divestitures:
•In the third quarter of 2025, 3M reflected a write-down for a business classified as held for sale. In second quarter of 2025, 3M completed a divestiture for immaterial proceeds slightly below the business's book value. See Note 4 for additional information.
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
Transformation costs:
•These represent net costs associated with 3M's transformation program, intended as a structural redesign of longer-term manufacturing, distribution, and business process services and locations. Accordingly, 3M does not consider the nature or effect of this program to be normal, operating expenses related to the Company’s ongoing operations, revenue generating activities, and day-to-day business strategy. Net costs include restructuring and other related items such as site closure, sale, moving and set-up, accelerated depreciation, and program management.

	Three months ended September 30, 2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$650	23.5%
Adjustments for special items:
Net costs for significant litigation		22
Adjusted amounts (non-GAAP measures)		$672	24.3%
Transportation and Electronics
GAAP amounts	$2,139	$436	20.4%
Adjustments for special items:
Manufactured PFAS products	(226)	34
Adjusted amounts (non-GAAP measures)	$1,913	$470	24.5%
Total company
GAAP amounts	$6,294	$1,316	20.9%	$1,721	$348	20.3%	$1,372	$2.48
Adjustments for special items:
Net costs for significant litigation	—	47		204	(75)		279	0.51
Manufactured PFAS products	(226)	34		34	9		25	0.04
Solventum ownership - change in value	—	—		(581)	—		(581)	(1.05)
Total special items	(226)	81		(343)	(66)		(277)	(0.50)
Adjusted amounts (non-GAAP measures)	$6,068	$1,397	23.0%	$1,378	$282	20.5%	$1,095	$1.98

	Three months ended September 30, 2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$754	25.9%
Adjustments for special items:
Net costs for significant litigation			13
Adjusted amounts (non-GAAP measures)			$767	26.3%
Transportation and Electronics
GAAP amounts	$2,191	2.4%	$482	22.0%
Adjustments for special items:
Manufactured PFAS products	(199)		2
Adjusted amounts (non-GAAP measures)	$1,992	4.2%	$484	24.3%
Total company
GAAP amounts	$6,517	3.5%	$1,447	22.2%	$1,147	$308	26.8%	$834	$1.55	(38)%
Adjustments for special items:
Net costs for significant litigation	—		(65)		56	(45)		101	0.19
Loss on business divestitures	—		161		161	2		159	0.30
Manufactured PFAS products	(199)		2		2	1		1	—
Solventum ownership - change in value	—		—		94	23		71	0.13
Transformation costs	—		14		14	3		11	0.02
Total special items	(199)		112		327	(16)		343	0.64
Adjusted amounts (non-GAAP measures)	$6,318	4.1%	$1,559	24.7%	$1,474	$292	19.9%	$1,177	$2.19	10%

	Three months ended September 30, 2025
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total company	2.6%	—%	(0.1)%	1.0%	3.5%
Remove manufactured PFAS products special item impact	0.6	—	—	—	0.6
Adjusted total company (non-GAAP measures)	3.2%	—%	(0.1)%	1.0%	4.1%

Transportation and Electronics	1.8%	—%	(0.3)%	0.9%	2.4%
Remove manufactured PFAS products special item impact	1.8	—	—	—	1.8
Adjusted Transportation and Electronics (non-GAAP measures)	3.6%	—%	(0.3)%	0.9%	4.2%

	Nine months ended September 30, 2024
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS
Safety and Industrial
GAAP amounts		$1,919	23.2%
Adjustments for special items:
Net costs for significant litigation		40
Adjusted amounts (non-GAAP measures)		$1,959	23.7%
Transportation and Electronics
GAAP amounts	$6,386	$1,345	21.1%
Adjustments for special items:
Manufactured PFAS products	(743)	30
Adjusted amounts (non-GAAP measures)	$5,643	$1,375	24.4%
Total Company
GAAP amounts	$18,565	$3,737	20.1%	$4,060	$771	19.0%	$3,281	$5.92
Adjustments for special items:
Net costs for significant litigation	—	136		699	(69)		768	1.39
Divestiture costs	—	20		20	(111)		131	0.24
Manufactured PFAS products	(743)	30		30	7		23	0.04
Pension risk transfer charge	—	—		795	188		607	1.09
Solventum ownership - change in value	—	—		(1,694)	—		(1,694)	(3.06)
Total special items	(743)	186		(150)	15		(165)	(0.30)
Adjusted amounts (non-GAAP measures)	$17,822	$3,923	22.0%	$3,910	$786	20.1%	$3,116	$5.62

	Nine months ended September 30, 2025
	Amounts from continuing operations
(Dollars in millions, except per share amounts)	Net sales	Sales change	Operating income	Operating income margin	Income before taxes	Provision for income taxes	Effective tax rate	Net income attributable to 3M	EPS	EPS percent change
Safety and Industrial
GAAP amounts			$2,171	25.5%
Adjustments for special items:
Net costs for significant litigation			33
Adjusted amounts (non-GAAP measures)			$2,204	25.9%
Transportation and Electronics
GAAP amounts	$6,311	(1.2)%	$1,296	20.5%
Adjustments for special items:
Manufactured PFAS products	(559)		57
Adjusted amounts (non-GAAP measures)	$5,752	1.9%	$1,353	23.5%
Total Company
GAAP amounts	$18,815	1.3%	$3,833	20.4%	$3,455	$818	23.7%	$2,673	$4.93	(17)%
Adjustments for special items:
Net costs for significant litigation	—		356		751	(1)		752	1.39
Loss on business divestitures	—		164		164	3		161	0.30
Manufactured PFAS products	(559)		57		57	14		43	0.08
Solventum ownership - change in value	—		—		(242)	23		(265)	(0.49)
Transformation costs	—		14		14	3		11	0.02
Total special items	(559)		591		744	42		702	1.30
Adjusted amounts (non-GAAP measures)	$18,256	2.4%	$4,424	24.2%	$4,199	$860	20.5%	$3,375	$6.23	11%

	Nine months ended September 30, 2025
Sales Change	Organic sales	Acquisitions	Divestitures	Translation	Total sales change
Total Company	1.0%	—%	0.3%	—%	1.3%
Remove manufactured PFAS products special item impact	1.1	—	—	—	1.1
Adjusted total Company (non-GAAP measures)	2.1%	—%	0.3%	—%	2.4%

Transportation and Electronics	(1.2)%	—%	(0.1)%	0.1%	(1.2)%
Remove manufactured PFAS products special item impact	3.1	—	—	—	3.1
Adjusted Transportation and Electronics (non-GAAP measures)	1.9%	—%	(0.1)%	0.1%	1.9%
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
3M maintains a strong liquidity profile. The Company’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. 3M believes it will have continuous access to the commercial paper market. 3M’s commercial paper program permits the Company to have a maximum of $5 billion outstanding with a maximum maturity of 397 days from date of issuance. The Company had no commercial paper outstanding as of September 30, 2025 and December 31, 2024.
Total debt: The strength of 3M’s credit profile and significant ongoing cash flows provide 3M proven access to capital markets. Additionally, the Company’s debt maturity profile is staggered to help ensure refinancing needs in any given year are reasonable in proportion to the total portfolio. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, stable outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch Ratings.
The Company’s total debt at September 30, 2025, decreased when compared to December 31, 2024, due to debt maturities with an aggregate principal amount of $1.8 billion, partially offset by the issuance of $1.1 billion in aggregate principal amount of debt, and a $0.2 billion impact from foreign currency remeasurement. For discussion of repayments of and proceeds from debt refer to the following Cash Flows from Financing Activities section.
Effective February 8, 2023, the Company renewed its “well-known seasoned issuer” (WKSI) shelf registration statement, which registers an indeterminate amount of debt or equity securities for future issuance and sale. 3M also has a medium-term notes program (Series F) program, originally established in 2016, up to an aggregate principal amount of $18 billion. As of September 30, 2025, the total amount of debt issued under the (Series F) program is approximately $17.6 billion (utilizing the foreign exchange rates applicable at the time of issuance for the euro denominated debt). The Company has not issued any debt under the (Series F) program since February 2019 and does not intend to issue any additional debt under this program in the future.
Information with respect to long-term debt issuances and maturities for the periods presented is included in Note 12.
3M has a $4.25 billion five-year revolving credit facility that expires in May 2028. The revolving credit agreement includes a provision under which 3M may request an increase of up to $1.0 billion (at lenders' discretion), bringing the total facility up to $5.25 billion. The credit facility was undrawn at September 30, 2025. Under the $4.25 billion credit facility, the Company is required to maintain its EBITDA to Interest Ratio as of the end of each fiscal quarter at not less than 3.0 to 1. This is calculated (based on amounts defined in the amended agreement) as the ratio of consolidated total EBITDA for the four consecutive quarters then ended to total interest expense on all funded debt for the same period. At September 30, 2025, 3M was in compliance with this requirement. Debt covenants do not restrict the payment of dividends.
The Company also had $0.6 billion in stand-alone letters of credit, bank guarantees, and other similar instruments issued and outstanding at September 30, 2025. These instruments are utilized in connection with normal business activities.

Cash, cash equivalents and marketable securities: Cash, cash equivalents and marketable securities are invested in bank instruments and other high quality securities. The table below provides the breakout of the balance between the Company's foreign subsidiaries and the United States as of September 30, 2025 and December 31, 2024.

(Billions)	September 30, 2025	December 31, 2024
Foreign subsidiaries	$3.5	$3.5
United States	1.7	4.2
Total cash, cash equivalents and marketable securities	$5.2	$7.7
The decrease from December 31, 2024, was impacted by $3.2 billion in payments associated with PFAS-related environmental liabilities and the CAE legal settlement (as discussed in Note 17), $2.7 billion in purchases of treasury stock, $1.8 billion in debt maturities, and $1.2 billion in dividend payments. The uses of cash were partially offset by proceeds of $1.2 billion from issuances of treasury shares pursuant to option/benefit plans, $1.1 billion from debt, and $0.6 billion from the sale of a portion of 3M's interest in Solventum.
Separately as discussed below, 3M also has current equity investments, comprised of 3M's remaining interest in Solventum Corporation, which it intends to sell within five years of the 2024 spin-off of Solventum.
Net Debt (non-GAAP measure): Net debt is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. The Company defines net debt as total debt less the total of cash, cash equivalents and current and long-term marketable securities all on a continuing operations basis. 3M believes net debt is meaningful to investors as 3M considers net debt and its components to be important indicators of liquidity and financial position. The table below provides net debt as of September 30, 2025 and December 31, 2024.

(Millions)	September 30, 2025	December 31, 2024	Change
Total debt	$12,603	$13,044	$(441)
Less: Cash, cash equivalents and marketable securities	5,204	7,744	(2,540)
Net debt (non-GAAP measure)	$7,399	$5,300	$2,099
Refer to the preceding Total Debt and Cash, Cash Equivalents and Marketable Securities sections for additional details.
Current equity investments: Current equity investments consist of 3M's ownership interest in Solventum Corporation. As of September 30, 2025, 3M owned approximately 15% of Solventum's common stock, with a fair value of $1.9 billion. In August 2025, 3M sold a portion of its holdings, for proceeds of $0.6 billion, and classified its remaining interest as current equity investments (part of other current assets). As previously disclosed, 3M expects to sell its ownership in Solventum within five years of its 2024 spin-off. Sales of 3M's retained stake are subject to regulatory and other restrictions.
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
Working capital (non-GAAP measure):

(Millions)	September 30, 2025	December 31, 2024	Change
Current assets	$16,089	$15,884	$205
Less: Current liabilities	8,733	11,256	(2,523)
Working capital (non-GAAP measure)	$7,356	$4,628	$2,728
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
Working capital increased from December 31, 2024, primarily due to lower balances of current liabilities related to PFAS-related environmental liabilities and the CAE legal settlement, reduced short-term borrowings and current portions of long-term debt, and an increased balance of current assets from the classification in 2025 of 3M's remaining interest in Solventum within current equity investments (as discussed above) as well as increases in accounts receivable and inventories. This increase was partially offset by decreases in cash, cash equivalents, and marketable securities.

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
In the first nine months of 2025, cash flows provided by operating activities increased by $0.7 billion compared to the same period last year, primarily driven by lower payments associated with PFAS-related environmental liabilities and the CAE legal settlement.
Cash Flows from Investing Activities:
Investments in PP&E enable growth across many diverse markets, helping to meet product demand and increasing manufacturing efficiency. 3M invested $0.7 billion on PP&E in the first nine months of 2025. The Company expects 2025 capital spending to be approximately $0.9 billion as 3M continues to invest in growth, productivity and sustainability.
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
Purchases of marketable securities and investments and proceeds from maturities and sale of marketable securities and investments are primarily attributable to certificates of deposit/time deposits, commercial paper, and other securities, which are classified as available-for-sale. Proceeds also include those from sale of portions of 3M's remaining interest in Solventum Corporation. Refer to Note 11 for more details about 3M’s diversified marketable securities portfolio.
Cash Flows from Financing Activities:
Debt cash flow activity includes $1.8 billion aggregate principal amount of debt maturities partially offset by proceeds from issuance of $1.1 billion in aggregate principal amount of debt in the first nine months of 2025. Gross commercial paper issuances and repayments, in addition to repayments of the fixed-rate notes, are largely reflected in “Proceeds from debt (maturities greater than 90 days)” and "Repayment of debt (maturities greater than 90 days)". 3M’s primary short-term liquidity needs are met through cash on hand and U.S. commercial paper issuances. Refer to Note 12 for more detail regarding debt.
In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date. Repurchases of common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In the first nine months of 2025, the Company purchased $2.7 billion of its own stock, compared to $1.1 billion of stock purchases in the first nine months of 2024. As of September 30, 2025, approximately $5.2 billion remained available under the authorization. For more information, refer to the table titled “Issuer Purchases of Equity Securities” in Part II, Item 2. The Company does not utilize derivative instruments linked to the Company’s stock. The Company also had $1.2 billion in proceeds from issuance of treasury stock pursuant to stock option and benefit plans in the first nine months of 2025.
3M has paid dividends since 1916. In February 2025, 3M's Board of Directors declared a first-quarter 2025 dividend of $0.73 per share, an increase of 4 percent. In May 2025, 3M's Board of Directors declared a second-quarter 2025 dividend of $0.73 per share. In August 2025, 3M's Board of Directors declared a third-quarter 2025 dividend of $0.73 per share.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the context of Item 3, 3M is exposed to market risk due to the risk of loss arising from adverse changes in foreign currency exchange rates, interest rates and commodity prices. Changes in those factors could impact the Company’s results of operations and financial condition. For a discussion of sensitivity analysis related to these types of market risks, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in 3M's 2024 Annual Report on Form 10-K. There have been no material changes in information that would have been provided in the context of Item 3 from the end of the preceding year until September 30, 2025.
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

3M COMPANY
FORM 10-Q
For the Quarterly Period Ended September 30, 2025
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
During the third quarter of 2025, the Company derived approximately 56 percent of its revenues from outside the United States. Accordingly, the Company’s operations and the execution of its business strategies and plans are subject to global competition and economic and geopolitical risks that are beyond its control, such as, among other things, disruptions in financial markets, economic downturns, military conflicts, terrorism, public health emergencies, political changes and trends such as protectionism, economic nationalism resulting in government actions impacting international trade agreements or imposing trade restrictions such as tariffs and retaliatory counter measures, and government deficit reduction and other austerity measures in locations or industries in which the Company operates. Further escalation of specific trade tensions, including those between the U.S. and China, or more broadly in global trade conflict, could have a material adverse effect on the Company's business and operations around the world. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic condition or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand or profitability of the Company's products.
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
3M announced in December 2022 it would take two further actions with respect to PFAS (2022 PFAS Announcement): exiting all PFAS manufacturing by the end of 2025, and working to discontinue the use of PFAS across its product portfolio by the end of 2025. 3M is progressing toward the exit of all PFAS manufacturing by the end of 2025. The Company continues to discuss its PFAS manufacturing exit, and related issues involving the disposition or dismantling of manufacturing assets, with customers, government authorities, and other stakeholders, and the Company remains focused on completing the exit in a timely and orderly fashion. The Company recognized a $0.8 billion pre-tax charge in the fourth quarter of 2022 associated with the 2022 PFAS Announcement related to asset impairments, and will incur additional expenses in connection with the 2022 PFAS Announcement. In addition, the 2022 PFAS Announcement involves risks, including: the actual timing, costs, and financial impact of such exit; the Company’s ability to complete such exit on the anticipated timing or at all; potential governmental or regulatory actions relating to PFAS or the Company’s exit plans; the Company’s ability to identify and manufacture, or procure from third parties if possible, acceptable substitutes for PFAS-containing materials in 3M's supply chain; the possibility that such non-PFAS options are not available or that such substitutes may not achieve the anticipated or desired commercial, financial or operational results; potential litigation relating to the Company’s exit plans or to any products that include third-party manufactured materials containing PFAS that are incorporated into the products the Company sells; and the possibility that the planned exit will involve greater costs than anticipated, may not be feasible, may not be feasible on the timeframe initially predicted, or may otherwise have negative impacts on the Company’s relationships with its customers and other parties.
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
Governmental inquiries, lawsuits, or laws and regulations involving PFAS could lead to the Company incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, including orders to conduct remediation, as well as restrictions on or added costs for business operations going forward, including in the form of restrictions on discharges at manufacturing facilities, requiring the installation of control technologies, suspension or shutdown of facility operations, switching costs in seeking alternative sources of supply, potential customer damage claims due to supply disruptions or otherwise, restoration of and/or compensation for damages to natural resources, personal injury and property damages, and reporting requirements or bans on PFAS and PFAS-containing products manufactured by the Company. The Company may also record charges relating to ongoing asset use or retirement, some of which may be material, depending in part on how the Company manages related assets in connection with these activities. Any of the foregoing could have a material adverse effect on the Company’s results of operations, cash flows or consolidated financial position.
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
The failure to comply with the FCPA and other anti-bribery and anti-corruption laws and regulations could result in significant civil fines and penalties or criminal sanctions against the Company, which could have a material adverse effect on our business, reputation, operating results and financial condition. These laws and regulations prohibit corrupt payments by the Company's employees, suppliers, vendors, channel partners or agents. The Company is also required to maintain accurate books and records and adequate internal controls under the FCPA's accounting provisions. From time to time, the Company receives reports internally and externally, via various reporting channels deployed by its Ethics and Compliance function or otherwise (such as shareholder communications), about business and other activities that raise compliance or other legal or litigation issues. The Company has in the past been, and in the future could be, required to investigate such reports and cooperate with U.S. and foreign regulatory authorities in such investigations, audit, monitor compliance or alter its practices as part of such investigations, and the Company has in the past been, and in the future could be, required to pay fines or penalties related to its practices. While the Company maintains and implements U.S. and international compliance programs, including policies and procedures, training, and internal controls designed to reduce the risk of noncompliance, the Company's employees, suppliers, vendors, channel partners or agents may violate such policies and procedures and engage in practices that contravene relevant laws and regulations.
The Company's results of operations could experience a material adverse effect if the costs to comply with these evolving treaties, laws, regulations, and requirements are greater than projected by the Company. In addition, the outcome of legal and regulatory proceedings related to compliance with these treaties, laws, regulations, and requirements are difficult to reliably predict, may differ from the Company’s expectations, and have resulted and may in the future result in, one or more of the following: criminal or civil sanctions, including fines; limitations on the extent to which the Company can conduct business; employee and business partner terminations due to policy violations; and private rights of action that result in litigation exposure, including expenses and costs incurred in connection with settlement or court proceedings, for the Company. In addition, detecting, investigating and resolving actual or alleged violations of these acts is expensive and could consume significant time and attention of our senior management. Although the Company maintains general liability insurance to mitigate monetary exposure, the amount of the liability that may result from certain of these risks is unlikely to be fully covered by applicable insurance, and to the extent covered, will exceed the applicable limits of such insurance. Various factors or developments can lead the Company to change current estimates of liabilities and related insurance receivables, or make such estimates possible for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement, or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows or its consolidated financial position. In addition, negative publicity related to the matters noted above or other matters involving the Company may negatively impact the Company’s reputation. The Company also relies on patent and other intellectual property protection, and challenges to the Company’s intellectual property rights, or claims that the Company’s activities interfere with the intellectual property rights of a third party, could cause the Company to incur significant expenses to assert or defend against such claims, could result in reduced revenue, and could damage the Company’s reputation, any of which could have a material adverse effect on the Company. For a more detailed discussion of the legal proceedings involving the Company and the associated accounting estimates, see the discussion in Note 17, “Commitments and Contingencies,” within the Notes to Consolidated Financial Statements.

Risks Related to Our Products and Customer Preferences
* The Company’s results are affected by competitive conditions and customer preferences.
Demand for the Company’s products, which impacts revenue and profit margins, is affected by, among other things: (i) the development and timing of the introduction of competitive products; (ii) the Company’s pricing strategies; (iii) changes in customer order patterns, such as changes in the levels of inventory maintained by customers, vendors, or channel partners; (iv) changes in customers’ preferences for our products, including preferences for products that do not contain PFAS, the success of products offered by our competitors, and changes in customer designs for their products that can affect the demand for some of the Company’s products; and (v) changes in the business environment related to disruptive technologies, such as artificial intelligence and machine learning technologies, block-chain, expanded analytics, and other enhanced learnings from increasing volume of available data. Tariffs and other trade restrictions may also: increase the cost of raw materials and components imported from other countries, leading to higher production costs and product pricing to the extent those increased costs are offset through pricing actions; disrupt established supply chains, forcing the Company to find new suppliers or relocate production, which can be time-consuming and costly; limit the Company's access to end markets and, in turn, result in reduced sales and revenue; lower profitability; result in uncertainty related to planning long-term investments and strategies; and have other competitive effects. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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

Risks Related to Our Business
* The Company employs information including operational technology systems to support its business and to collect, store, and/or use proprietary and confidential information, including ongoing phased implementation of an enterprise resource planning (ERP) system as part of its business transformation on a worldwide basis over the next several years. Network disruptions, security and data breaches, cyberattacks, and other cybersecurity incidents involving the Company’s information technology systems, networks and infrastructure could: disrupt or interfere with the Company’s operations; result in the compromise and misappropriation of proprietary and confidential information belonging to the Company or its customers, suppliers, and employees; and expose the Company to numerous expenses, liabilities, and other negative consequences, any or all of which could have a material adverse effect on the Company’s business, reputation, and results of operations.
In the ordinary course of business, the Company relies on centralized and local information technology networks and systems, some of which are provided, hosted, or managed by vendors and other third parties, to process, transmit, and store electronic information, and to manage or support a variety of businesses. Additionally, the Company collects and stores certain data, including proprietary business information, and has access to confidential or personal information in certain of our businesses that is subject to artificial intelligence, privacy and cybersecurity laws, regulations, and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, regularly attempt to gain unauthorized access to the Company’s information and operational technology networks and infrastructure, data, and other information, and many such attempts are becoming increasingly sophisticated. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), the Company’s information and operational technology systems, networks and infrastructure have experienced and are expected to experience cyberattacks of various degrees of sophistication, and are susceptible to insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities, or zero day attacks, in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters, or other catastrophic events. The Company’s increased adoption of remote working, initially driven by the COVID-19 health pandemic, also introduces additional threats and risk of disruptions to our information technology systems, networks and infrastructure. Despite the Company's cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time, up to and including several months, and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. While we and third parties we utilize have experienced, and expect to continue to experience, cybersecurity incidents that could lead to other disruptions of the Company’s and the third parties' information and operational technology systems and infrastructure, we do not believe that any such cybersecurity incidents to date have had a material impact on the Company. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of: legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with the Company’s operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier, or employee relationships; and damage to the Company’s reputation, any of which could have a material adverse effect the Company’s business. Although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured nor reimbursed through insurance recoveries.
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
The Company’s financial results depend on the successful execution of its business operating plans. The Company utilizes various tools, such as continuous improvement, to improve productivity and reduce expenses and engages in ongoing global business transformation, including restructurings from time to time, to streamline its operations, improve operational efficiency, productivity, and the speed and efficiency with which it serves customers. Workforce restructuring activities are expected to deliver benefits, but also impact business groups, functions, and geographies. There can be no assurance that we will realize the benefits of such activities, or that such activities will not result in unexpected or negative consequences, such as: a reduced ability to generate sales; a relationship impact with employees; or a reduced ability to provide the experience that our customers, suppliers, vendors, and channel partners expect from us. In addition, the ability to adapt to business model and other changes, including responding to evolving customer needs and service expectations, are important, and, if not done successfully, could negatively impact the Company’s ability to win new business and enhance revenue and 3M’s brand. Operational challenges, including those related to customer service, pace of change and productivity improvements, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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
The Company’s credit ratings are important to 3M’s cost of capital. The major rating agencies routinely evaluate the Company’s credit profile and assign debt ratings to 3M. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. The Company’s credit ratings have served to lower 3M’s borrowing costs and facilitate access to a variety of lenders. As of the date of this report, 3M has a credit rating of A3, stable outlook from Moody's Investors Service, a credit rating of BBB+, stable outlook from S&P Global Ratings, and a credit rating of A-, stable outlook from Fitch Ratings. The addition of further leverage to the Company’s capital structure could impact 3M’s credit ratings in the future. Failure to maintain strong investment grade ratings and further downgrades by the ratings agencies, would adversely affect the Company’s cost of funding and could have a material adverse effect on the Company's liquidity and access to capital markets. In addition, interest expenses could increase due to a rise in interest rates.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities: Repurchases of 3M common stock are made to support the Company’s stock-based employee compensation plans and for other corporate purposes. In February 2025, 3M’s Board of Directors replaced the Company’s 2018 repurchase program with a new repurchase program. This new program authorizes the repurchase of up to $7.5 billion of 3M’s outstanding common stock, with no pre-established end date.
Issuer Purchases of Equity Securities (registered pursuant to Section 12 of the Exchange Act)

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Millions)
January 1 - 31, 2025	2,202,222	$141.18	2,201,890	$2,074
February 1 - 28, 2025	2,607,515	149.24	2,606,120	7,111
March 1 - 31, 2025	3,574,401	149.39	3,574,401	6,577
January 1 - March 31, 2025	8,384,138	147.19	8,382,411
April 1 - 30, 2025	2,950,326	134.22	2,950,326	6,181
May 1 - 31, 2025	2,583,412	146.93	2,583,412	5,802
June 1 - 30, 2025	1,001,873	146.10	1,001,873	5,655
April 1 - June 30, 2025	6,535,611	141.06	6,535,611
July 1 - 31, 2025	2,106,915	150.68	2,106,915	5,338
August 1 - 31, 2025	1,014,944	150.24	1,014,944	5,185
September 1 - 30, 2025	—	—	—	5,185
July 1 - September 30, 2025	3,121,859	150.54	3,121,859
January 1 - September 30, 2025	18,041,608	145.55	18,039,881
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: October 21, 2025
	By	/s/ Anurag Maheshwari
Anurag Maheshwari,

Executive Vice President and Chief Financial Officer (Mr. Maheshwari is a Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant.)